Form 10-K
period 1993-12-31
NORTHWEST NATURAL GAS CO
filed 1994-03-29
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                              _____

                             FORM 10-K
(Check One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 1993
                              OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the Transition period from ___________ to____________

                       Commission file number 0-994

                       NORTHWEST NATURAL GAS COMPANY
                (Exact name of registrant as specified in its charter)

      Oregon                                       93-0256722
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification Number)

220 N.W. Second Avenue, Portland, Oregon              97209
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class         Name of each exchange on which registered
- -------------------         -----------------------------------------
      None                                 None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class           Shares outstanding on February 28, 1994
- -------------------           ---------------------------------------
Common Stock, $3 1/6 par value           13,219,706
Preference Stock, without par value         314,680
Preferred Stock, without par value          170,333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes  [ X ]      No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at February 28, 1994 was: $470,016,700

                     DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, dated April 15, 1994, are incorporated by reference in Part III.

                          NORTHWEST NATURAL GAS COMPANY

               Annual Report to Securities and Exchange Commission
                                   on Form 10-K
                                for the year 1993

                                Table of Contents

PART I                                                           Page

Item 1.  Business
            General. . . . . . . . . . . . . . . . . . . . . . .  1
            Service Area . . . . . . . . . . . . . . . . . . . .  2
            Gas Supply . . . . . . . . . . . . . . . . . . . . .  2
            Transportation . . . . . . . . . . . . . . . . . . .  7
            Regulation and Rates . . . . . . . . . . . . . . . .  7
            Competition and Marketing. . . . . . . . . . . . . . 10
            Construction and Financing Programs. . . . . . . . . 12
            Environment. . . . . . . . . . . . . . . . . . . . . 12
            Employees. . . . . . . . . . . . . . . . . . . . . . 13

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . 13

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security Holders . . 15

Additional Item
         Executive Officers of the Registrant. . . . . . . . . . 16

PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . 17

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . 19

Item 7.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition . . . . . . . . . . 20

Item 8.  Financial Statements and Supplementary Data . . . . . . 32

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . 68

PART III

Items
10. - 13.   Incorporated by Reference to Proxy Statement . . . . 68

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . 68

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . 72

                          NORTHWEST NATURAL GAS COMPANY
                                      PART I
ITEM 1. BUSINESS

General
- -------

          Northwest Natural Gas Company (the Company) was incorporated under the laws of Oregon in 1910. The Company and its predecessors have supplied gas service to the public since 1859. The Company is principally engaged in the distribution of natural gas to customers in western Oregon and southwestern Washington, including the Portland metropolitan area.

          Basic industries served by the Company include pulp, paper and other forest products; the processing of farm and food products; lumber and plywood; the production of various mineral products; the manufacture of electronic, electrochemical and electrometallurgical products; metal fabrication and casting; and the production of machine tools, machinery and textiles. The City of Portland, Oregon is the principal retail and manufacturing center in the Columbia River Basin. It is a major port and growing nucleus for trade with Pacific Rim nations such as Japan and Korea.

          The Company has four subsidiaries, each of which is incorporated in the State of Oregon: Oregon Natural Gas
Development Corporation (Oregon Natural), NNG Financial
Corporation (Financial Corporation), NNG Energy Systems, Inc.
(Energy Systems) and Pacific Square Corporation (Pacific Square).

          Oregon Natural is engaged in natural gas exploration, development and production in Oregon and other western states, and, through its wholly-owned subsidiary, Canor Energy Ltd. (Canor), an Alberta Corporation, also engages in gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. Oregon Natural also holds an equity investment in a Boeing 737-300 aircraft. (See Part I, Item 2, and Part II, Item 8, Note 2 and Note 11.)

          Financial Corporation holds financial investments as a limited partner in four solar electric generating plants, four wind power electric generation projects and a hydroelectric project, all located in California, and in a low-income housing project in Portland. Financial Corporation also arranges short-term financing for the Company's operating subsidiaries. (See
Part II, Item 8, Note 11.)

          Energy Systems, through its wholly-owned subsidiary, Agrico Cogeneration Corporation (Agrico), formerly owned a 25 megawatt cogeneration plant near Fresno, California. In December 1991, Agrico filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In November 1992, Agrico entered into a settlement with

                                    -1-
Pacific Gas & Electric Company (PG&E), the utility which purchased plant energy and capacity from Agrico, and Wellhead Electric Company (Wellhead), the contract operator of the Agrico plant, with respect to PG&E's claimed overpayments to Agrico for power purchased in 1990 and 1991. In January 1994, the California Public Utilities Commission's order approving Agrico's settlement with PG&E and Wellhead became final, and the U.S. Bankruptcy Court entered its order confirming Agrico's reorganization plan. The Court's order and the reorganization plan became final and the sale of Agrico's assets to Wellhead closed in February 1994. (See Part I, Item 3, and Part II,
Item 8, Note 3.)

          Pacific Square is engaged in real estate management, principally in connection with two office buildings in Portland and other Company-owned properties adjacent to those buildings. Pacific Square has entered into an agreement to sell its interests in the partnership that owns these buildings. (See
Part I, Item 2, and Part II, Item 8, Note 2 and Note 12.)

Service Area
- ------------

          The Oregon Public Utility Commission (OPUC) has allocated to the Company as its exclusive service area a major portion of western Oregon, including most of the fertile Willamette Valley and the coastal area from Astoria to Coos Bay. The Company also holds certificates from the Washington Utilities and Transportation Commission (WUTC) granting it exclusive rights to serve portions of three Washington counties bordering the Columbia River. Gas service is provided in 95 cities, together with neighboring communities, in 16 Oregon counties, and in nine cities and neighboring communities in three Washington counties. The Company's service areas have a population of about 2,600,000, including about 78 percent of the population of the State of Oregon.

Gas Supply
- ----------

          General
          -------

          The Company meets the needs of its core market (residential, commercial and firm industrial) customers through natural gas purchases from a variety of suppliers. The Company has a diverse portfolio of short-, medium- and long-term firm gas supply contracts, and, during periods of peak demand, supplements this supply with gas from storage facilities which are either owned by or contractually committed to the Company.

          Natural gas for the Company's core market is transported by Northwest Pipeline Corporation (NPC) under a contract expiring September 30, 2013, providing for the delivery

                                    -2-
of firm requirements of up to 2,460,440 therms(1) per day. NPC's rates for this service are established by the Federal Energy
Regulatory Commission (FERC) under NPC's primary firm transportation rate schedule, as amended or superseded from time to time.

          Commencing in April 1993, the Company added 500,000 therms per day of firm transportation capacity for its core market through participation in an expansion of NPC's system, and an expansion of Pacific Gas Transmission's (PGT) pipeline through central Oregon, southeastern Washington and northern Idaho. In combination, this additional firm transportation capacity provides a connection through Alberta Natural Gas Company Ltd.'s
(ANG) system to producing regions of Alberta, Canada.

          The cost of gas to supply the Company's core market consists of amounts paid to suppliers of the gas commodity and peaking services plus transportation charges paid to pipelines in the United States and Canada. While the rates for pipeline transportation and peaking services are regulated, the prices of gas purchased under the supply contracts are not. Although both gas commodity and pipeline costs have increased, the Company has been able to minimize the effect of such increases on core market prices by taking advantage of medium-term fixed price supply contracts negotiated in 1991, and by negotiating off-system sales agreements which partially offset pipeline costs in periods when the core market does not require full utilization of firm pipeline capacity.

          The Company supplies many of its larger industrial interruptible customers (those customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers.

          Core Market System Supply
          -------------------------

          The Company purchases gas for its core market from a variety of suppliers located in the western United States and Canada. At December 31, 1993, the Company had 19 contracts with 15 suppliers with original terms of from four months to 15 years which provided for a maximum of 2,718,250 therms of firm gas per

- -----------------------
[FN]
(1) For gas quantities expressed in therms, one therm is equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot. MMBtu means one million Btu's, or 10 therms. For gas quantities expressed in cubic feet, unless otherwise indicated, all volumes are stated at a pressure base of
     14.73 pounds per square inch absolute at 60 degrees Fahrenheit, and in some instances are rounded to the nearest major multiple. Mcf means one thousand cubic feet, Mmcf means one million cubic feet and Bcf means one billion cubic feet.
                                    -3-
day during the peak winter season and 1,804,060 therms per day during the non-peak season. About three-fourths of this supply comes from Canada and the remainder from the United States, including a small portion which is locally produced in Oregon.

          The terms of the Company's principal purchase agreements are summarized as follows:

          An agreement expiring November 1, 2003 with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada, entitles the Company to purchase up to approximately 960,000 therms of firm gas per day. This agreement contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Westcoast Energy, Inc. pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in rate proceedings similar to those conducted in the United States by the FERC. Under this agreement, the Company also has the ability to purchase gas between May 1 and October 31 each year for injection into storage facilities at a commodity price, to be renegotiated annually, substantially below the commodity price for gas for current use. This contract contains a pro rata market share commitment and minimum purchase obligations.

          An agreement also expiring November 1, 2003 with Amoco Canada Petroleum Company, Ltd., on terms similar to the CanWest agreement, entitles the Company to purchase up to approximately 83,300 therms of firm gas per day. This gas is aggregated from production in Alberta and the Canadian Yukon and Northwest Territories. This contract contains a pro rata market share commitment and minimum purchase obligations.

          An agreement with Poco Petroleums, Ltd. (Poco), a Canadian producer, expiring September 30, 2003, entitles the Company to purchase up to 155,160 therms per day during the winter and up to 110,000 therms per day during the summer. The gas is produced in Alberta and makes use of the Company's added capacity from transportation on the PGT and ANG systems.

          Two agreements expiring September 30, 2003 with Westcoast Gas Services entitle the Company to purchase up to 140,000 therms per day year-round, plus up to 92,750 therms per day of winter season supply. This gas is produced in Alberta and makes use of the Company's new capacity on the PGT and ANG systems. Pricing for supplies under this agreement can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on the Canadian pipeline systems, a monthly reservation charge and a fixed commodity price.

          An agreement expiring October 31, 1996 with Poco entitles the Company to purchase up to 200,000 therms of firm gas
                                    -4-
per day. This agreement contains a demand and commodity pricing structure, a provision for annual renegotiations of the commodity price, minimum purchase obligations and a pro rata market share commitment. The demand charge is subject to NEB regulation.
This gas is produced in Alberta and British Columbia.

          An agreement expiring September 30, 2000 with Summit Resources Ltd. entitles the Company to purchase up to 77,580 therms per day during the winter and up to 50,000 therms per day during the summer. This gas is produced in Alberta and makes use of the Company's added capacity from transportation on the PGT and ANG systems. Pricing for supplies under this agreement can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on NOVA Corporation of Alberta's system and commodity charges that are separated into three tiers.

          An agreement expiring October 31, 1994 with Natural Gas Clearinghouse, one of the largest independent gas marketers in the United States, entitles the Company to purchase up to 100,000 therms of firm gas per day. This gas is produced in the United States Rocky Mountain region. The pricing structure for this agreement contains a monthly reservation charge plus a commodity charge based on monthly trade indices. Prices are renegotiated annually. This contract contains a pro rata market share commitment.

          An agreement with Nahama & Weagant Energy Company
(NWEC) expiring January 1, 1995 entitles the Company to purchase all of the production from the wells at Mist, Oregon that previously had been under contract with Atlantic Richfield
(ARCO). Although production from these wells continues to decline, it provides a supply delivered within the Company's service territory. Production from these wells averages nearly 50,000 therms per day and is priced based on the Company's weighted average cost of gas.

          An agreement with NWEC expiring December 31, 1994 entitles the Company to purchase all of the production from new wells at Mist. Production from these wells currently provides the Company with more than 70,000 therms per day. Pricing is based on an average of monthly spot price indices adjusted for delivery to the Company's service territory.

          During 1993, new purchase agreements for firm gas were entered into with Vastar Resources, Inc. for 200,000 therms per day; with Coastal Gas Marketing Company for 180,000 therms per day; with Enron Gas Marketing for 100,000 therms per day; with Grand Valley Gas Company for 100,000 therms per day; with Universal Resources for 50,000 therms per day; and with Union Pacific Fuels for 100,000 therms per day. These agreements are similarly structured, as follows: each is for a four-month term, from November 1, 1993 through February 28, 1994; each provides volumes based on a combination of reservation charges and indexed commodity prices; and all but one has a minimum volume obligation
                                    -5-
at a fixed price. All of the gas purchased under these agreements is produced in the United States Rocky Mountain and San Juan Basin regions.

          The Company also purchases small volumes of gas on the spot (30 days or less) market as necessary to supplement its firm core market supplies, to extend the deliverability of its storage resources and to take advantage of available favorable pricing opportunities. During 1993, less than one percent of the Company's purchases for its core market was from this source.

          The Company manages gas purchases for its core market in a manner that will meet customers' needs at reasonable prices. The Company believes that gas supplies available from suppliers in the western United States and Canada are adequate to serve its core market customers for the foreseeable future. Future gas costs, generally, will track prevailing market conditions for supplies of similar reliability.

          Peaking Supplies
          ----------------

          During peak demand periods, the Company supplements its firm gas supplies through Company-owned or contracted peaking facilities in which gas can be stored during periods of low demand for redelivery during periods of peak demand. In addition to enabling the Company to meet its peak demand, these facilities make it possible to lower the cost of gas by allowing the Company to reduce its pipeline transportation contract demand and to purchase gas for storage during the summer months when purchase prices are generally at their lowest.

          The Company has contracts with NPC for firm storage services from the underground gas storage field at Jackson Prairie and the liquefied natural gas (LNG) facility at Plymouth, Washington which together provide a daily deliverability of 831,380 therms and a total seasonal capacity of 13,082,647 therms through October 2004. In addition, the Company has contracted with NPC for an additional daily deliverability of 94,670 therms and an additional 2,779,970 therms of seasonal capacity from the Jackson Prairie storage field through April 1996.

          The Company owns and operates two LNG plants which it uses to liquefy gas during the summer months for redelivery into its system during the peak winter season. These two plants, one located in Portland and the other near Newport, Oregon, provide a maximum daily deliverability of 1,800,000 therms and a total seasonal capacity of 17,000,000 therms. The LNG plants provide a cost-effective winter peaking resource of high reliability and flexibility.

          The Company also owns and operates an underground gas storage facility at Mist, Oregon. This facility has a maximum daily deliverability of 1,000,000 therms and a total seasonal working gas capacity of about 70,000,000 therms, or about 15
                                    -6-
percent of the Company's annual core customer usage. These underground gas storage facilities provide a reliable, cost-effective winter supply that is available for a much longer period than the LNG plants.

          In January 1993, the Company and Portland General Electric Company (PGE) entered into an agreement expiring in 2010 that provides the Company with a cost-effective winter peaking supply and PGE with needed firm pipeline transportation. With certain limitations, the Company may interrupt gas deliveries to PGE, use that gas for the Company's own markets, and compensate PGE by paying PGE's cost for replacement fuel oil. The daily volume is 300,000 therms, increasing to a maximum of 760,000 therms in November 1995. This agreement makes it possible for the Company to recover the full cost of firm transportation capacity while obtaining firm gas deliveries during peak load periods at a cost that is competitive with other peaking services.

Transportation
- --------------

          By 1992, most of the Company's large industrial interruptible sales customers had switched from sales service to transportation service. Since 1992, about half of these customers have returned to sales service, primarily because the Company's industrial sales rates were lower than those customers' costs of purchasing and shipping their own gas. The ability of industrial customers to switch between sales service and transportation service has assisted the Company in retaining most of these customers and has not had a material effect on the Company's results of operations. (See "Competition and Marketing" and Part II, Item 7.)

Regulation and Rates
- --------------------

          The Company is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 1993, approximately
90.0 percent of the Company's gas deliveries and 94.6 percent of its utility operating revenues were derived from Oregon and the balance from Washington. The Company is exempt from the provisions of the federal Natural Gas Act by order of the Federal Power Commission.

          The Company's most recent general rate case in Oregon, which was effective in 1989, authorized rates designed to produce a return on common equity of 13.25 percent. The most recent general rate increase in Washington, which was effective in 1986, authorized rates also designed to produce a return on common equity of 13.25 percent. Actual revenues resulting from the OPUC's and WUTC's general rate orders are dependent on weather, economic conditions, competition and other factors affecting gas usage in the Company's service area. The Company has no plans to
                                    -7-
file general rate cases in either Oregon or Washington in 1994. The Company's returns on average common equity from consolidated operations were 5.8 percent in 1992 and 13.7 percent in 1993.

            In Oregon, the Company has a Purchased Gas Cost Adjustment (PGA) tariff under which the Company's net income derived from Oregon operations is affected only within defined limits by changes in purchased gas costs. The PGA tariff provides for periodic revisions in rates due to changes in the Company's cost of purchased gas. Costs included in the PGA adjustments are based on the Company's gas requirements for the 12-month period ended each June 30. Any resulting rate adjustments, derived from gas prices negotiated for the gas supply contract year commencing on the following November 1, are made effective on the following December 1.

          The PGA tariff also provides that 80 percent of any difference between actual gas commodity costs and related costs incorporated into rates will be deferred for amortization in subsequent periods. If actual gas commodity costs exceed those incorporated in rates, the Company subsequently will adjust its rates upward to recover 80 percent of the deficiency from core market customers. Similarly, if actual commodity costs are lower than those reflected in rates, rates will be adjusted downward to refund to core market customers 80 percent of such gas commodity cost savings.

          In Washington, the Company is permitted to track increases and decreases in its cost of purchased gas coincidental with their incurrence, with the result that net income is not directly affected by changes in purchased gas costs.

          In April 1992, the FERC issued Order No. 636 and subsequently largely affirmed that order on rehearing in Order Nos. 636-A and 636-B. These orders required significant changes in the structure of service provided by interstate pipelines and required such pipelines to restructure or "unbundle" their services and eliminate their role as gas merchants. In October 1992, NPC, the primary interstate pipeline serving the Company, made a filing with the FERC to comply with Order No. 636 and filed a general rate case seeking FERC approval to increase its rates. The impact of these filings, as approved by the FERC, was an increase in the Company's annual cost of interstate pipeline service of approximately $16.5 million effective April 1, 1993. NPC's rate increase also included the cost of its $432 million "Phase I Expansion" completed in April 1993, under which the Company subscribed to 500,000 therms per day of new firm capacity, and reflected a change in NPC's rate design to the FERC-mandated "straight fixed-variable" method, which collects all fixed costs through monthly demand charges.

          In April 1993, the Company filed with the OPUC for rate increases averaging 6.2 percent in its residential, commercial and industrial firm schedules to offset the Company's higher costs for interstate pipeline capacity approved by the FERC for
                                    -8-
NPC. The OPUC approved these rate increases effective May 1, 1993. Effective June 1, 1993, the WUTC approved rate increases averaging 6.7 percent for the Company's Washington customers to offset the same cost increases.

          In August 1993, the Company filed with the OPUC for rate increases averaging 3 percent. The OPUC approved the increases effective October 1, 1993. These rate increases were due to the removal of temporary rate discounts in effect since November 1990 to refund to customers gas cost savings and pipeline rate refunds resulting from NPC's transition to "open access" transportation.

          In November 1993, the Company filed for rate increases under its PGA tariffs averaging 3.7 percent for Oregon customers and 7.6 percent for Washington customers. The OPUC and WUTC approved these increases for their respective states effective December 1, 1993. These rate increases passed through to customers the effect of higher gas costs, and removed temporary rate discounts related to prior gas cost savings which had applied to rates for firm gas service since December 1992.

          In connection with filings by the Company each year under the PGA tariff, the OPUC has reviewed the Company's earnings as determined for a recently-completed 12-month period, normalized for average weather conditions and certain other adjustments to revenues or expenses as applied in the Company's last general rate case. The OPUC has taken the position that it may reduce the amount of a rate increase requested to offset higher gas costs if its review of normalized earnings were to show that the resulting return on equity would exceed a reasonable range for the Company under then-current financial conditions. Based upon such a review in 1993, the Company and the OPUC staff negotiated an agreement whereby the Company reduced the revenue increase requested pursuant to its November 1993 PGA filing by about $2,334,000 per year. The Company expects the OPUC to conduct a similar review in connection with its PGA filing to be effective in December 1994, but cannot predict whether the effect, if any, of such a review on future earnings would be material.

           In Oregon, the Company has an Interruptible Sales Adjustment (ISA) tariff schedule which levels margin (sales price less cost of gas) fluctuations resulting from the volatility of sales to large industrial interruptible customers caused by price competition between natural gas and residual fuel oil. Under the ISA tariff schedule, the Company's rates are increased or decreased at least annually to compensate for deviations in actual industrial interruptible margins from assumed base margins. If the actual margin is below the base margin for any month, the Company's rates applicable to core market customers are adjusted upward to recover 80 percent of the margin deficiency, plus interest. Likewise, if the actual margin is above the base margin, rates subsequently are adjusted downward to return 80 percent of the margin excess, plus interest. At
                                    -9-
year-end 1993, the ISA account had a credit (refund) balance of $2.4 million. This tariff schedule enhances the Company's opportunity to achieve its allowed rate of return and reduces fluctuations in earnings due to changes in industrial interruptible sales.

          The OPUC and WUTC have approved transportation tariffs under which the Company may contract with customers to deliver customer-owned gas. Under these tariffs, revenues from the transportation of customer-owned gas, except that of large industrial customers having the capability of bypassing the Company's system, generally are equivalent to the margins that would have been realized from sales of Company-owned gas. (See "Transportation" and "Competition and Marketing".)

          The OPUC and WUTC have instituted "least-cost planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 1991, the OPUC and WUTC acknowledged and accepted the Company's submissions of its first Least Cost Plan, and required further planning during 1992 and 1993, including the development of demand-side (conservation) resources.

          In October 1993, the Company filed its 1993 Integrated Resource (Least Cost) Plan, with the OPUC and the WUTC. The plan discusses potential growth in gas demand and describes a range of possible future supply-side and demand-side resource options to meet the demand. The plan forecasts growth in peak day load averaging 2.9 percent per year from 1993 to 2002, 2.3 percent from 1993 to 2012 and 2 percent from 1993 to 2022. The long-term resources available to meet this growth include the interstate pipelines, storage, conservation and long-term industrial contracts with provisions for the recall of released pipeline capacity and gas supplies. An updated Least Cost Plan will be filed in mid-1994 in Oregon and then in Washington.

Competition and Marketing
- -------------------------

          Although the Company has no direct competition in the territory it serves from other natural gas utility distributors, it competes with NPC to serve large industrial customers; with oil and, to a lesser extent, electricity, for industrial uses; with oil, electricity and wood for residential use; and with oil and electricity for commercial uses. Competition among these forms of energy is based on price, quality of service, efficiency and performance. In 1993, the Company maintained its competitive price advantage over electricity and approximate price parity with fuel oil in both the residential and commercial markets. Throughout 1993, natural gas rates continued to be substantially lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in the Company's Oregon service area. The Company believes that this rate advantage will continue for the foreseeable future. As a result of substantial price increases in recent years by the
                                   -10-
Bonneville Power Administration, the wholesale supplier of much of the electricity sold by publicly-owned electric utilities in the Pacific Northwest, natural gas for home heating also is more competitive with electricity provided by public utility districts.

          During 1993, the Company provided gas for spaceheating to about 85 percent of the new single family homes built within the reach of the Company's system. The relatively low (estimated at between 30 and 35 percent) residential (single family and attached dwelling) saturation of natural gas in the Company's service territory, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential conversion market. In 1993, 17,941 net (after subtracting disconnected or terminated services) residential customers were added, including 8,710 units of existing residential housing which were reconnected to the system or were converted from oil or electric appliances to natural gas. More than half of these customers also use gas for water heating. In addition, 1,501 net commercial customers were connected in 1993. The net total of all new customers added in 1993 was 19,449.
This constituted a growth rate of 5.5 percent, more than double the national average for local distribution companies as reported by the American Gas Association.

          Residential and commercial volumes increased
26.8 percent to 481.3 million therms in 1993, largely due to increased heating requirements resulting from colder weather. For the year 1993, temperatures in the Company's service territory, as expressed in heating degree days, were 22 percent colder than those of 1992, and were 3 percent colder than the 20-year average. Residential and commercial revenues in 1993 constituted approximately 80 percent of the Company's total utility operating revenues which were derived from 46 percent of the total therms delivered. (See Part II, Item 7.)

          Natural gas sales and transportation deliveries to industrial firm customers during 1993 totalled 99.8 million therms which was 5.6 percent above the 1992 level of 94.5 million therms. In 1993, 10 percent of total utility operating revenues and 10 percent of total therms delivered were derived from deliveries to industrial firm customers.

          Total natural gas sales and transportation deliveries to industrial interruptible customers decreased 22.0 percent in 1993, from 591.1 million therms in 1992, to 462.5 million therms in 1993. These deliveries included the transportation of
29.3 million therms to two electric generating plants in 1993, down from 165.2 million therms transported to the same plants in 1992. In 1993, 10 percent of total utility operating revenues and 44 percent of total therms delivered were derived from sales and transportation deliveries to industrial interruptible customers.
                                   -11-
          The Company and most of its largest industrial customers have entered into high-volume interruptible transportation agreements to replace agreements that were scheduled to expire. During 1993, the Company negotiated new agreements with these customers on a case-by-case basis with terms extending from two years to ten years. These agreements are designed to provide rates that are competitive with costs for alternative fuels, such as heavy oil, by reducing the per-therm transportation rate. They also are designed to provide rates competitive with "bypass" (direct connection to interstate pipelines) by applying fixed charges that vary with each customer's distance from NPC's facilities. These agreements prohibit bypass during their terms.

          In November 1993, the Company's second largest industrial customer, the James River Corporation plant at Camas, Washington, switched to NPC for the delivery of gas, thus bypassing the Company's system. This customer accounted for about 2.7 percent of total deliveries and 0.2 percent of total revenues in 1992.

          The Company does not expect a significant number of its other large customers to bypass its system in the foreseeable future since these customers typically are served under tariffs which are designed to be competitive with capital and operating costs of direct connections to NPC's system. (See Part II, Item 7.)

          In February 1994, the OPUC authorized the Company to enter into agreements with industrial customers, without prior regulatory approval, providing for the Company to release, at negotiated rates, rights to portions of its firm pipeline capacity and natural gas transportation services. In its order authorizing the Company to enter into such agreements, the OPUC concluded that rate flexibility was warranted because competition for such services exists. The OPUC's order, which implements legislation adopted by the Oregon legislature in 1993, allows the Company to compete effectively in this market. Eighty percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these agreements will be credited to core customer gas costs.

Construction and Financing Programs
- -----------------------------------

          See Part II, Item 7, Management's Discussion and
Analysis of Results of Operations and Financial Condition.

Environment
- -----------

          The Company is subject to air, water and other environmental regulation by state and federal authorities and has complied in all material respects with applicable regulations. Compliance with these regulations has had no material effect upon
                                   -12-
the capital expenditures, earnings or the competitive position of the Company.

          The Company owns property in Linnton, Oregon and previously owned property in Salem, Oregon that were former sites of gas manufacturing plants. Both sites are under investigation for potential remediation. (See Part II, Item 7, and Item 8,
Note 12.)

Employees
- ---------

          At year-end 1993, the Company had 1,293 employees, of which 932 were members of the Office and Professional Employees International Union, Local No. 11. These union employees approved a five-year Joint Accord covering wages, benefits and working conditions effective April 1, 1992.

ITEM 2.  PROPERTIES

          The Company's natural gas distribution system consists of 9,313 miles of mains, as well as service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. The Company also holds all necessary permits for the crossing of the Willamette River and a number of small rivers by its mains.

          The Company owns service facilities in Portland, as well as various satellite service centers, garages, warehouses, and other buildings necessary and useful in the conduct of its business. It leases office space in Portland for its corporate headquarters. (See below.) District offices are maintained on owned or leased premises at convenient points in the distribution system. The Company owns LNG facilities in Portland and near Newport, Oregon, and also owns two natural gas reservoirs at Mist, Oregon.

          The Company considers all of its properties currently used in its operations, both owned and leased, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

          The Company's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of the real property constituting its utility plant.

          Oregon Natural holds interests in United States oil and gas leases covering 52,606 net acres. These interests are located in western Oregon, California, Sweetwater County, Wyoming, and La Plata and Rio Blanco Counties in Colorado. Canor owns interests in 19 gas properties and six oil properties in
                                   -13-
southern Alberta and southern Saskatchewan covering mineral rights on 124,052 net acres. Most Canadian gas production is sold under long-term contracts to markets in both Canada and the United States. Oregon Natural also holds an equity investment in a Boeing 737-300 aircraft.

          Energy Systems formerly owned a 25 megawatt combined-cycle cogeneration system near Fresno, California through its wholly-owned subsidiary, Agrico, which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 1991. The U.S. Bankruptcy Court confirmed Agrico's reorganization plan in January 1994, allowing the sale of Agrico's assets to Wellhead Electric Company, the contract operator of the Agrico facility, to close in February 1994. (See Part I, Item 3, and Part II, Item 7, and Item 8,
Note 2 and Note 3.)

          Pacific Square, the Company's subsidiary engaged in real estate management, owns a one-half interest in One Pacific Square, a 227,000 square foot office building in Northwest Portland, through a partnership known as Pacific Square Associates. The Company's corporate headquarters occupy about
63 percent of this building which is 100 percent leased. Pacific Square Associates, in partnership with the Portland Metropolitan Chamber of Commerce, owns a 31,000 square foot office building adjacent to One Pacific Square. This building is fully leased. In January 1994, Pacific Square entered into an agreement to sell all of its partnership interests in the two buildings to Hillman Properties Northwest (Hillman), Pacific Square's joint venture partner. Under the agreement, Hillman will purchase Pacific Square's interests in the Pacific Square Associates partnership and assume all of the partnership's joint obligations. The transaction is expected to close by the end of April 1994.

ITEM 3.  LEGAL PROCEEDINGS

          The Company previously reported that Agrico had entered into a conditional settlement with PG&E and Wellhead with respect to PG&E's claimed overpayments to Agrico for power purchased in 1990 and 1991. (See Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.) In December 1993, this settlement was approved by the California Public Utilities Commission. In January 1994, the U.S. Bankruptcy Court confirmed Agrico's reorganization plan, including the terms of the settlement with PG&E and Wellhead. Following such confirmation, in February 1994, Agrico's assets were sold to Wellhead in a transaction that will not have a material effect on 1994 earnings. Under the terms of the sale to Wellhead, Energy Systems received $860,000 in cash and $2.4 million in notes in return for its secured debt interests in Agrico. In March 1994, Energy Systems provided a fund of $150,000 from the cash proceeds for pro rata distribution to Agrico's unsecured creditors. (See Part II, Item 8, Note 3.)
                                   -14-
          The Company is party to certain legal actions in which claimants seek material amounts. Although it is impossible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1993.
                                   -15-

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY
                      Age at
                   December 31,         Positions held during
   Name                1993                 last five years
- ------------------  ----------   ---------------------------------------
Robert L. Ridgley      59        President and Chief Executive Officer
                                 (1985-   ); Director (1984- ); Chairman
                                 of the Executive Committee of the Board
                                 (1985-  ).

Bruce R. DeBolt        46        Senior Vice President, Finance, and
                                 Chief Financial Officer (1990-  );
                                     Senior Vice President, Finance and
                                     Administration (1987-90); General
                                     Counsel (1983-90).

Dwayne L. Foley        48        Senior Vice President, Operations and
                                 Information Services (1992-  );
                                     Senior Vice President, Gas
                                     Operations and Information Services
                                     (1990-92); Vice President, Gas
                                     Supply and Pipeline Relations
                                     (1985-90).

Paul L. Hathaway       59        Senior Vice President,  Districts and
                                 Administrative Services      (1992-  );
                                     Senior Vice President, Marketing,
                                     Districts and Administrative
                                     Services (1990-92); Senior Vice
                                     President, Market Services and Human
                                     Resources (1987-90).

Michael S. McCoy       50        Senior Vice President, Customer Services
                                 Division (1992-     );
                                     Vice President, Operations (1990-
                                     92); Vice President, Districts
                                     (1984-90).

Bruce B. Samson        58        Senior Vice President, Public Affairs
                                 (1990-  ); General Counsel (1990-  );
                                     Senior Vice President, Regulatory
                                     Affairs (1990); President-Public
                                     Policy, U. S. WEST Communications
                                     (1989); Vice President-Legal, U. S.
                                     WEST Communications (1987-88).

Diana J. Johnston      49        Vice President, Human Resources
                                 (1992-   );
                                     Manager, Customers Office
                                     Department (1989-92);
                                     Superintendent, Stores Section
                                     (1987-89).

C. J. Rue              48        Secretary (1982-  ); Assistant
                                 Treasurer (1987-  ).

D. James Wilson        54        Treasurer and Controller (1987-  ).

         Each executive officer serves successive annual terms; present terms end May 26, 1994.

         There are no family relationships among the Company's executive officers.

                                   -16-
                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a) The outstanding common stock of the Company is traded in the over-the-counter market and its price and volume data are reported by the National Association of Securities Dealers Automated Quotation (NASDAQ) system. The Company's common stock is included in the NASDAQ National Market System through which the high, low and closing transaction prices, as well as volume data, are reported.

         The Company's common stock is included on the Federal
Reserve Board's list of over-the-counter securities determined to be subject to margin requirements under the Board's regulations.

         The quarterly high and low closing trades for the
Company's common stock, as quoted on the NASDAQ National Market
System and published by the Wall Street Journal, were as follows:
                            -------------------

                            1993                     1992
                     -------------------      ------------------
Quarter Ended        High         Low           High        Low
- -------------       -------     -------        -------    -------
March 31            $31-1/2    $28-1/2            $31    $27-1/2
June 30                  34     30-3/4         30-1/2     26-1/2
September 30             38         34             33         29
December 31          36-3/4         32         33-3/4     28-1/4

         The closing quotation for the common stock on December 31, 1993 was $34-1/4. On December 31, 1992 the closing quotation was $28-1/2.

         The Company's convertible preference stock $2.375
Series is traded in the over-the-counter market. Because of the small number of shares of this series outstanding trading is infrequent. The quarterly high and low closing bid price quotations reported by NASDAQ were as follows:

                                     Bid Prices
                     ------------------------------------------
                           1993                     1992
                     -----------------        -----------------
Quarter Ended         High       Low           High        Low
- -------------         ----       ---           ----        ---
March 31                $51    $47-1/2        $48-1/4    $44-1/4
June 30              55-1/4     49-3/4         47-3/4         43
September 30             59     55-1/4             51     47-3/4
December 31              59     52-1/2             51     47-1/2

         The closing quotations for the convertible preference stock on December 31, 1993 and December 31, 1992 were $53-1/2 Bid, $57-1/2 Ask and $47-1/2 Bid, $51-1/2 Ask, respectively. Outstanding shares are convertible into shares of common stock at
                                    -17-
a rate of 1.6502 shares of common stock for each share of convertible preference stock.

         (b) As of January 31, 1994 there were 13,181 holders of record of the Company's common stock and 138 holders of record of its convertible preference stock.

         (c) The Company has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

         Payment Date                1993           1992
         ------------                ----           -----
         February 15                $0.43           $0.43
         May 15                      0.44            0.43
         August 16                   0.44            0.43
         November 15                 0.44            0.43
                                    -----           -----
             Total per share        $1.75           $1.72
                                    =====           =====

          It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will necessarily be dependent upon the Company's earnings, its financial condition and other factors.

          The Company's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of the Company's common stock at the current market price. Shareholders also may invest cash on a monthly basis in additional shares at the current market price. The Plan was amended effective January 1, 1994 to allow shareholders to invest up to $50,000 per calendar year. Previously shareholders were allowed to invest up to $5,000 per quarter. During 1993, with about 50 percent of the Company's shareholders participating, dividend reinvestments and optional cash investments under the Plan aggregated $5.2 million and resulted in the issuance of 154,900 shares of common stock. During the sixteen years the Plan has been available the Company has issued and sold 2,676,800 shares of common stock which produced $49.1 million in additional capital.
                                   -18-

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.
Operating revenues and cost of
 sales ($000):                  1993      1992      1991      1990      1989
                                ----      ----      ----      ----      ----
Sales revenues:
  Residential                 $168,217  $124,834  $142,056  $129,830  $121,938
  Commercial                   103,476    78,614    90,263    84,463    81,710
  Industrial - firm             31,340    24,867    25,222    24,603    21,502
             - interruptible    18,884     6,920     3,352     5,273     5,352
                              --------  --------  --------  --------  --------
    Total gas revenues         321,917   235,235   260,893   244,169   230,502
  Transportation                17,892    25,564    29,424    30,423    29,143
  Unbilled revenues              5,153     2,603    (9,362)    9,268       322
  Other                          2,890     2,781       118        66      (905)
                              --------   -------  --------   --------  -------
    Total utility operating
     revenues                  347,852   266,183   281,073    283,926  259,062

Cost of gas                    138,833   101,733   107,398    110,605  103,306
                              --------  --------  --------   -------- --------
    Net utility operating
     revenues                  209,019   164,450   173,675    173,321  155,756

Non-utility net operating
 revenues                       10,865     8,000    11,664      8,905    1,862
                              --------  --------  --------    -------  -------
  Net operating revenues      $219,884  $172,450  $185,339   $182,226 $157,618
                              ========  ========  ========   ========  ========
Net income                    $ 37,647  $ 15,775  $ 14,377   $ 30,724 $ 28,420
  Preferred and preference stock
   dividend requirements         3,488     2,560     2,593      2,729    2,814
                              --------  --------  --------   -------- --------
Earnings applicable to
 common stock                 $ 34,159  $ 13,215  $ 11,784   $ 27,995 $ 25,606
                              ========  ========  ========   ======== ========

Average common shares
 outstanding (000)              13,074    11,909    11,698     11,522   10,799

Primary earnings per share
 of common stock                 $2.61     $1.11*    $1.01*     $2.43    $2.37
                                 =====     =====     =====      =====    =====
Dividends per share of
 common stock                    $1.75     $1.72     $1.69      $1.65    $1.61
                                 =====     =====     =====      =====    =====
Total assets - at end of
 period ($000)                $849,036  $731,834  $731,494    $687,835 $611,386
                              ========  ========  ========    ======== ========
Capitalization - at end of period ($000):
  Common stock equity         $258,565  $241,538  $216,280    $219,446  $206,424
  Preference stock              26,633    26,766     1,869       2,025     2,320
  Redeemable preferred stock    17,041    28,218    29,148      30,102    31,539
  Long-term debt               272,931   253,766   252,995     215,230   220,503
                              --------  --------  --------    --------  --------
    Total capitalization      $575,170  $550,288  $500,292    $466,803  $460,786
                              ========  ========  ========    ========  ========
Gas sales and transportation deliveries (000 therms):
  Residential                  267,818   206,131   233,079     208,940   201,144
  Commercial                   209,642   169,406   189,384     173,508   170,143
  Industrial - firm             80,588    67,847    65,535      62,252    54,761
            - interruptible     66,370    22,399    13,155      13,554    14,816
                              --------  --------  --------    --------  --------
    Total gas sales            624,418   465,783   501,153     458,254   440,864
  Transportation               415,367   595,397   591,171     532,703   556,713
  Unbilled therms                3,844     4,163   (16,943)     18,774     3,950
                             --------- --------- ---------  ---------- ---------
    Total volumes delivered  1,043,629 1,065,343 1,075,381   1,009,731 1,001,527
                             ========= ========= =========   ========= =========
Customers (average for period):
  Residential                  320,186   303,585   288,610     274,069   261,207
  Commercial                    41,906    40,481    38,954      37,286    35,539
  Industrial - firm                388       374       366         350       333
            - interruptible        122        75        57          91       142
  Transportation                   100       153       173         177        88
                               -------   -------   -------     -------   -------
    Total customers            362,702   344,668   328,160     311,973   297,309
                               =======   =======   =======     =======   =======
Customer statistics:
  Heat requirements**
    Actual degree days           4,452     3,662     4,248       4,208     4,310
    20-year average degree days  4,313     4,354     4,379       4,391     4,409
  Average annual use per customer in therms:
    Residential                    844       685       812         769       777
    Commercial                   5,029     4,214     4,874       4,670     4,813

Gas purchased cost per therm
 (cents)                         23.11     23.76     21.91       22.67     25.25

  * Includes loss of $0.24 per share in 1992 and $1.23 per share in 1991 on Agrico Cogeneration Corporation. (See Part II, Item 8, Note 3 to the Consolidated Financial Statements.)
 ** A degree day is the measure of the coldness of the weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

                                        19

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

       Northwest Natural Gas Company's (Northwest Natural) consolidated wholly-owned subsidiaries consist of Oregon Natural Gas Development Corporation (Oregon Natural); NNG Energy Systems, Inc. (Energy Systems); NNG Financial Corporation (Financial Corporation); and Pacific Square Corporation (Pacific Square) (see "Subsidiary Operations" below and Note 2 to the Consolidated Financial Statements). Together, Northwest Natural and these subsidiaries are referred to herein as the "Company."

       The following is management's assessment of the Company's financial condition including the principal factors that impact results of operations. The discussion refers to the consolidated activities of the Company for the three years ended
December 31, 1993.

Earnings and Dividends
- -----------------------

       The Company earned $2.61 per share in 1993, compared to $1.11 per share in 1992 and $1.01 per share in 1991. The improved 1993 performance was due to cooler weather, customer growth and improved subsidiary performance. The Company's earnings for 1992 were depressed by the effects of record-setting warm weather and a loss related to Agrico Cogeneration Corporation (Agrico), a subsidiary of Energy Systems. The Company's earnings for 1991 also were depressed by a charge which related to Agrico.

       The Company earned $2.72 per share from utility operations in 1993, compared to $1.41 per share and $2.56 per share in 1992 and 1991, respectively. Weather conditions in the Company's service territory in 1993 were 22 percent colder than in 1992 and 5 percent colder than in 1991.

       The Company incurred a loss equivalent to $0.11 per share from subsidiary operations in 1993, compared to losses equivalent to $0.30 per share and $1.55 per share in 1992 and 1991, respectively (see "Subsidiary Operations" below).

       1993 was the 38th consecutive year in which the Company's dividends paid have increased. In 1993, dividends paid on common stock were $1.75, up 1.7 percent from a year ago and
3.6 percent higher than 1991. The indicated annual dividend rate is $1.76 per share.

Results of Operations
- ---------------------
  Regulatory Matters
  ------------------

       In April 1993, Northwest Natural filed with the Oregon Public Utility Commission (OPUC) for rate increases averaging 6.2
                                   -20-
percent in its residential, commercial, and industrial firm rate schedules. The OPUC approved the Oregon increases effective
May 1, 1993. Effective June 1, 1993, the Washington Utilities and Transportation Commission (WUTC) approved rate increases averaging 6.7 percent for the Company's Washington customers.
The rate increases offset Northwest Natural's higher costs for interstate pipeline capacity under rates approved by the Federal Energy Regulatory Commission for Northwest Pipeline Corporation
(NPC), the primary pipeline supplying the Pacific Northwest.

       In August 1993, Northwest Natural filed with the OPUC for rate increases averaging 3 percent. The OPUC approved the increases effective October 1, 1993. These rate increases were due to the removal of temporary rate discounts in effect since November 1990 to distribute gas cost savings and pipeline rate refunds resulting from the transition to "open access" transportation by NPC.

       In November 1993, Northwest Natural filed with the OPUC and the WUTC for rate increases which averaged 3.7 percent and
7.6 percent for Oregon and Washington operations, respectively. The new rates pass through the impact of higher gas costs and remove temporary rate discounts in place since December 1992 for the amortization of prior gas cost savings. Both increases were approved effective December 1, 1993.

       None of the above rate increases has a material effect on net income. The cumulative effect of the increases is not expected to impair Northwest Natural's competitive position in its key markets.

  Comparison of Gas Operations
  -----------------------------
       The following table summarizes the composition of utility gas volumes and revenues for the three years ended
December 31, 1993:
                                   -21-

Thousands                         1993           1992           1991
- -----------------------------------------------------------------------------
Gas Sales and Transportation Deliveries (Therms):
- -------------------------------------------------
Residential and commercial
 sales                         477,460        375,537        422,463
Unbilled volumes                 3,844          4,163        (16,943)
                             ---------      ---------      ---------
   Weather-sensitive volumes   481,304  46%   379,700  36%   405,520  38%
Industrial firm sales           80,588   8%    67,847   6%    65,535   6%
Industrial interruptible
 sales                          66,370   6%    22,399   2%    13,155   1%
                             ---------      ---------      ---------
   Total gas sales             628,262        469,946        484,210

Transportation deliveries      415,367  40%   595,397  56%   591,171  55%
                             --------- ---- --------- ---- --------- ----
Total volumes sold and
 delivered                   1,043,629 100% 1,065,343 100% 1,075,381 100%
                             ========= ==== ========= ==== ========= ====
Utility Operating Revenues
- --------------------------
Residential and commercial
 revenues                     $271,693       $203,448       $232,319
Unbilled revenues                5,153          2,603         (9,362)
                              --------       --------       --------
   Weather-sensitive revenues  276,846  80%   206,051  77%   222,957  79%
Industrial firm sales revenues  31,340   9%    24,867   9%    25,222   9%
Industrial interruptible sales
 revenues                       18,884   5%     6,920   3%     3,352   1%
                              --------       --------        -------
   Total gas sales revenues    327,070        237,838        251,531

Transportation revenues         17,892   5%    25,564  10%    29,424  11%
Other revenues                   2,890   1%     2,781   1%       118    -
                              -------- ----  -------- ----  -------- ----
Total utility operating
 revenues                     $347,852 100%  $266,183 100%  $281,073 100%
                              ======== ====  ======== ====  ======== ====
Cost of gas                   $138,833       $101,733       $107,398
                              ========       ========       ========

Total number of customers
 (end of period)               372,400        353,000        336,400

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of the Company's annual utility operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, dramatic shifts in temperatures from one period to the next can significantly impact volumes of gas sold to these customers. Normal weather conditions are based upon a 20 year average measured by degree days. Weather conditions were three percent cooler than normal in 1993, 16 percent warmer than normal in 1992, and three percent warmer than normal in 1991. 1993 was 22 percent colder than 1992. Cooler weather, the addition of 19,400 customers, and the rate increases approved by the OPUC and WUTC combined to produce a 34 percent increase in revenues from residential and commercial customers in 1993 compared to 1992 on therm deliveries to these customers which were 27 percent higher than in 1992.
                                   -22-
          The Company's residential and commercial customer growth continued at a rapid pace. In the last three years, almost 52,500 of these customers have been added to the system, representing an average growth rate of 5.2 percent.

          Industrial, Transportation and Other
          ------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 123 million therms lower in 1993 than in 1992, while corresponding revenues from such deliveries were $10.8 million higher. The combined net operating revenue (margin) from industrial firm and interruptible sales and transportation customers increased from $42.7 million in 1992 to $44.4 million in 1993. Transportation volumes declined due to a 136 million therm reduction in deliveries to an electric generation plant which was served under a low-margin transportation tariff. This plant is now served primarily by a new natural gas pipeline which is a joint venture between Oregon Natural and Portland General Electric Company. Transportation revenues from this customer were $0.2 million and $2.5 million in 1993 and 1992, respectively. However, due to the effect of a regulatory balancing mechanism in Oregon, under which the Company credits 80 percent of the transportation revenues received for deliveries to this plant to a deferred account for future refunds to other customers, the reduced volume of deliveries in 1993 resulted in a decrease in margin revenues of only $0.5 million.

          Since 1992, approximately half of Northwest Natural's transportation customers have switched to sales service. These customers, which have the option of purchasing natural gas from Northwest Natural or of purchasing gas directly from suppliers and transporting it on the systems of Northwest Natural and its pipeline suppliers for a fee, select the option which from time to time provides the lowest cost. Management believes that the migration from transportation to sales tariffs by these customers was primarily due to the fact that, in 1993, Northwest Natural's industrial sales tariffs have been lower than the cost to these customers of purchasing and shipping their own gas. The increase in revenue attributable to this migration was offset by an increase in the cost of gas, since transportation rate schedules are designed to provide the same margin as industrial sales tariffs and thus had little effect on the Company's income from operations.

          Industrial sales and transportation deliveries remained relatively stable during 1992 and 1991, at 686 million therms in 1992 compared to 670 million therms in 1991. Related revenues were $57 million in 1992, essentially unchanged from 1991. Transportation revenues decreased $3.9 million between these two years, although related volumes remained relatively stable, primarily due to rate reductions in certain transportation tariffs.
                                   -23-
          Unbilled revenues are a recognition of revenues for all gas consumption through the end of the month for all customers, regardless of the meter reading date, in order to better match revenues with associated purchased gas costs.

          Other revenues are primarily related to regulatory balancing accounts (see Note 1 to the Consolidated Financial
Statements).

          The Company and most of its large industrial customers have entered into high-volume interruptible transportation agreements which are designed to provide rates competitive with "bypass" (direct connection to interstate pipelines) by applying fixed charges that vary with each customer's distance from pipeline facilities. These agreements prohibit bypass during their terms. However, management believes that, during the period 1994 to 1998 it might lose from four to six large industrial customers through bypass. In total, these customers represented approximately 10 percent of 1993 volumes, but less than 3 percent of 1993 margin revenues. Given the far greater effect on margin revenues of temperature fluctuations, economic conditions and growth in residential and commercial customers, management believes the impact of bypass will not materially affect the Company's future results of operations or its financial position.

          Cost of Gas
          -----------

          The cost of gas sold during 1993 was 36 percent greater than in 1992. The primary contributing factors were a 34 percent increase in total volumes sold and a 2 percent increase in the cost of gas per therm which includes purchased gas cost adjustments and net storage gas activity. The cost of gas sold in 1992 was 5 percent lower than in 1991 primarily due to a 3 percent decrease in total volumes sold and a lower average cost of gas per therm.

     Subsidiary Operations
     ---------------------

          Consolidated subsidiary results for the three years ended December 31, 1993, 1992, and 1991, were losses equivalent to $0.11 per share, $0.30 per share and $1.55 per share, respectively. The subsidiaries' results for 1993 reflect a fourth quarter write-down in the value of unproven gas and oil reserves equivalent to $0.11 per share and increased federal income tax expense equivalent to $0.05 per share (see "Depreciation, Depletion and Amortization" and "Income Taxes" below).

          Results of operations for the individual subsidiaries for 1993, including the adjustments described above, were a net loss of $0.4 million for Energy Systems; a net loss of $1.4 million for Oregon Natural; a net loss of $0.4 million for
                                   -24-
Financial Corporation; and net income of $0.7 million for Pacific
Square.

          The 1992 and 1991 losses resulted primarily from charges equivalent to $0.24 per share and $1.23 per share, respectively, related to Agrico. Future charges, if any, related to Agrico, are expected to be immaterial (see Note 3 to the Consolidated Financial Statements).

          The following discussion summarizes operating expenses, interest charges and income taxes.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $6.5 million, or 10 percent, higher in 1993 compared to 1992. Utility expenses constituted $6.2 million of this increase including a $3.1 million, or 10 percent, increase in payroll expenses; a $1.3 million increase in employee benefit costs, including an increase of $0.7 million resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions;" a $1.2 million increase in the allowance for uncollectible accounts primarily due to higher residential and commercial gas sales; and a $0.5 million accrual for estimated environmental investigation costs (see Note 12 to the Consolidated Financial Statements).

          Utility operations and maintenance expenses were $3.4 million, or 6 percent, higher in 1992 than in 1991. Subsidiary operations and maintenance expenses were $4.7 million, or 45 percent, lower. Higher utility operating and maintenance expenses resulted primarily from a $1.5 million, or 5 percent, increase in payroll due to wage and salary increases, a $0.5 million increase in employee benefit costs, and increases in claims for injuries and damages and weatherization costs of $0.5 million and $0.4 million, respectively. Subsidiary expenses were lower in 1992 than in 1991 due to a five-month suspension of Agrico operations during 1992.

          Taxes Other Than Income
          -----------------------

          Taxes other than income increased $4.7 million, or 23 percent, in 1993 compared to 1992 due to a $2.5 million increase in utility property tax accruals and a $1.8 million increase in franchise taxes resulting from higher utility operating revenues. Approximately $0.9 million of the increased property tax accrual is non-recurring and relates to a dispute with the OPUC over the amount of prior-year savings on property taxes which must be refunded to Oregon customers. The balance of
                                   -25-
this increase resulted from property taxes on plant additions made primarily to serve new customers.

          Taxes other than income decreased $0.2 million, or 1 percent, in 1992 compared to 1991. This resulted primarily from a reduction of $0.6 million in utility franchise taxes which occurred due to decreased utility operating revenues. This decrease was offset by a $1.0 million increase in property taxes, again due to new plant additions made primarily to serve new customers.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          Utility depreciation expense increased $1.9 million, or 7 percent, in 1993 and $1.0 million, or 3.5 percent, in 1992, primarily due to additional utility plant in service. $0.4 million of the increased 1993 expense related to the removal of all of the Company's underground gasoline tanks.

          Subsidiary depreciation expense increased $4.7 million in 1993 and decreased $1.6 million in 1992. The 1993 increase resulted primarily from charges totalling $3.5 million, from the write-downs of Oregon Natural's unproven gas and oil properties (see Note 2 to the Consolidated Financial Statements). $1.5 million of the 1992 decrease in depreciation expense resulted from the suspension of depreciation on Agrico's assets upon its bankruptcy.

     Interest Charges
     ----------------

          Utility interest expense for 1993 decreased $1.3 million compared to 1992. The decrease was a result of debt refinancings which reduced interest expense by $0.6 million; $11.5 million lower average outstanding commercial paper balances; and a decrease in average interest rates for utility commercial paper from 3.9 percent in 1992 to 3.3 percent in 1993. Subsidiary interest expense for 1993 decreased $0.3 million compared to 1992 due to a decrease in interest expense under Financial Corporation's commercial paper program. Financial Corporation's average outstanding commercial paper balances decreased $4.4 million from 1992 to 1993. In addition, Financial Corporation's average interest rates for commercial paper decreased from 4.1 percent in 1992 to 3.3 percent in 1993.

          Utility interest expense for 1992 was $3.0 million higher than for 1991. Although total utility debt outstanding was $4.9 million lower at year end 1992 than at year end 1991, the average monthly debt balances were higher due to the increased use of commercial paper in 1992. Commercial paper borrowing increased as warmer-than-average weather reduced revenues. The effect of the increased borrowings was partially offset by a decrease in average interest rates for utility commercial paper from 6.3 percent in 1991 to 3.9 percent in 1992,
                                   -26-
and a decrease in average interest expense of utility long-term debt from 9.7 percent in 1991 to 9.3 percent in 1992.

          The 1992 increase in utility interest expense was offset in part by a $2.8 million decrease in subsidiary interest expense which resulted primarily from the reduction of Financial Corporation's outstanding commercial paper balances and a decrease in Financial Corporation's average interest rates for commercial paper from 6.3 percent in 1991 to 4.1 percent in 1992.

     Income Taxes
     ------------

          The effective corporate income tax rates for the three years ended December 31, 1993, 1992, and 1991 were 37 percent, 31 percent, and 14 percent, respectively, compared to the Company's statutory tax rates for these periods of 39 percent, 38 percent, and 38 percent, respectively. The effective income tax rate for 1991 was lower than the Company's statutory tax rate primarily as a result of non-recurring adjustments that reduced amounts provided for income taxes in prior years by $4.5 million.

          The adoption of SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993, did not materially affect results of operations. However, for 1993, the federal income tax rate for corporations increased from 34 to 35 percent. The cumulative effect of the tax rate increase was recorded in the third quarter of 1993 and resulted in additional income tax expense of $0.6 million, an increase in deferred tax liabilities of $3.0 million, and an increase in regulatory assets of $2.6 million.

Financial Condition
- -------------------

          The weather-sensitive nature of gas usage by Northwest Natural's residential and commercial customers influences the Company's financial condition, including its financing requirements, from one quarter to the next. Liquidity requirements are satisfied primarily through the use of commercial paper, which is supported by commercial bank lines of credit (see "Lines of Credit" and "Commercial Paper" below).

     Capital Structure
     -----------------

          The Company's long-term goal is to maintain a capital structure comprised of 40 to 45 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. This target structure is managed by issuing new debt or equity in response to market conditions and the status of accumulated earnings. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Notes 4 and 6 to the Consolidated Financial Statements).
                                   -27-

     Cash Flows
     ----------
          Operating Activities
          --------------------

          Cash provided from operating activities was higher in 1993 and 1991 as compared to 1992, primarily due to higher revenues from gas sales resulting from colder weather. Also, a portion of the increased cash provided from operating activities in 1991 was due to the effects of unusually cold weather in December 1990, which produced substantial increases in the year-end 1990 balances for accounts receivable, unbilled revenue and accounts payable. These balances, which were collected in 1991, provided $26 million of additional funds during 1991.

          The Company has lease and purchase commitments related to its operating activities which will continue to be financed with cash flows from operations (see Note 12 to the Consolidated
Financial Statements).

          Investing Activities
          --------------------

          Cash requirements for utility construction, primarily related to system improvements and customer growth, totalled $70.4 million, up $9.7 million, or 16 percent, from 1992 and up $12.0 million, or 21 percent, from 1991. The 1993 increase includes $6.3 million in expenditures related to a project initiated in 1993 to replace the existing customer information system. It is estimated that this project will involve a total investment of about $25 million between 1993 and 1996.

          A large part of the Company's utility capital expenditures is required for utility construction resulting from customer growth and system improvements. While the Company finances most of these requirements from cash from operations, it also uses short-term borrowings and periodically refinances these borrowings through the sale of long-term debt or equity securities.

          Utility construction expenditures totalling $75 million are projected for 1994. Over the five year period 1994 through 1998, total utility capital expenditures are estimated at between $325 and $350 million. It is anticipated that approximately
50 percent of the funds required for these expenditures during this period will be internally generated, and that the remainder will be funded through short-term borrowings which will be refinanced periodically through the sale of long-term debt and equity securities.

          Capital expenditures for the Company's operating subsidiaries in 1994 are expected to be limited to funds internally generated by the subsidiaries. In 1993, Oregon
Natural sold and exchanged gas producing properties resulting in net cash inflows of $2.3 million.
                                  -28-

          Investments shown on the Consolidated Balance Sheets under "Investments and Other" for 1992 included a $5.5 million restricted cash deposit with a commercial bank which related to Pacific Square. This deposit was reclassified as a current asset in 1993 due to the pending sale of Pacific Square's primary real estate investments to which it relates. The sale of Pacific Square's investments, which is expected to close in 1994, would not be at a loss to the Company.

          Financing Activities
          --------------------

          During 1993 and 1992, the Company sold $100 million and $45 million, respectively, of its Medium-Term Notes. Of the proceeds from 1993 sales, $82.6 million was used to redeem higher-cost long-term debt, and the remainder was used to meet capital requirements for the Company's ongoing construction program and to reduce short-term borrowing. Of the proceeds from the 1992 sales, $30 million was used to redeem higher-cost long-term debt and $15 million was used to reduce short-term borrowing. As a result of these transactions, the average interest expense on long-term debt declined from 9.7 percent at December 31, 1991 to 8.3 percent at December 31, 1993.

          Additionally, in order to meet the Company's capital requirements for its ongoing construction program, to refund higher-cost Preferred Stock, and to increase its equity ratios, the Company sold $25 million of Preference Stock and $28.5 million, or 990,000 shares, of Common Stock during the fourth quarter of 1992. In January 1993, approximately $9 million of the proceeds from the sale of Preference Stock was used to redeem all of the outstanding shares of the Company's $8.00 and $2.42 Series of Preferred Stock.

          Also in 1993, the Company redeemed all of the outstanding shares of its $6.875 Series of Preferred Stock (see
Consolidated Statements of Capitalization).

          The Company reached an agreement with the sole shareholder of the $8.75 Series of Preferred Stock, with a total stated value of $15 million, to issue an equivalent amount of the $7.125 Series of Preferred Stock in exchange for cancellation of the $8.75 Series, effective as of December 1, 1993.

     Lines of Credit
     ---------------

               Northwest Natural has available through September 30, 1994, lines of credit totalling $80 million consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Under the terms of these bank lines, Northwest Natural pays a commitment fee but is not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current

                                   -29-
market rates as negotiated. There were no outstanding balances as of December 31, 1993.

          Financial Corporation has available through
September 30, 1994, lines of credit with two commercial banks totalling $20 million, including $10 million committed and $10 million uncommitted. Financial Corporation pays a fee on the committed line but not on the uncommitted line; it is not required to maintain compensating bank balances on either line. The interest rates on borrowings under these lines of credit also are based on current market rates as negotiated. Financial Corporation's lines are supported by the unconditional guaranty of Northwest Natural. There were no outstanding balances as of December 31, 1993 under the Financial Corporation bank lines.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue commercial paper which is supported by the committed bank lines discussed above. Financial Corporation's commercial paper is unconditionally guarantied by Northwest Natural (see Note 7 to the Consolidated Financial Statements).

     Agrico Term Loan
     ----------------

          At December 31, 1991, $14.0 million was outstanding under a term loan agreement between Agrico and United States National Bank of Oregon (U.S. Bank). Under a settlement agreement between Energy Systems, U.S. Bank, and Northwest Natural, U.S. Bank assigned the term loan to Energy Systems in exchange for payments by Energy Systems and Northwest Natural totalling $7.2 million. Such payments were made, and the debt was retired during 1992 (see Note 3 to the Consolidated Financial Statements).

     Ratio of Earnings to Fixed Charges
     ----------------------------------

          For the years ended December 31, 1993, 1992, and 1991, the Company's ratio of earnings to fixed charges, computed by the Securities and Exchange Commission method, was 3.22, 1.81, and 1.59, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.
                                   -30-
Environmental Matters
- ---------------------

          In June 1992, the City of Salem, Oregon, requested the Company's participation in its review of an environmental assessment of riverfront property in Salem that is the proposed site for a park and other public developments. Within the property is a block previously owned by the Company which was the former site of a manufactured gas plant. The Company's corporate predecessor operated the plant for less than four months in 1929 before closing it upon completion of a pipeline providing gas transmission from Portland to Salem. The City has determined that there is environmental contamination on the site, and that a remediation process involving the Company and at least two other prior owners of the block will be required. To date the Company has not obtained sufficient information to determine the extent of its liability for any such remediation.

          The Company owns property in Linnton, Oregon, that is the former site of a gas manufacturing plant that was closed in 1956. Although limited testing for environmental contamination has been undertaken by other parties on portions of the site, no comprehensive studies have been performed. The Company submitted a work plan for the site to the Oregon Department of Environmental Quality (ODEQ) in 1987, but those efforts were suspended at ODEQ's request while the Company and other parties participated in a joint hydrogeologic study of an area adjacent to the site. In September 1993, pursuant to ODEQ procedures, the Company submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program. In January 1994, this site was formally placed in the program. It is anticipated that the site investigation will commence during 1994.

          In September 1993, the Company recorded an expense of $500,000 for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and legal fees in connection with the voluntary investigation at the Linnton site. To date, the Company has not obtained sufficient information to determine whether any remediation will be required at this site or, if so, the extent of its liability for any such remediation. The Company expects that its costs of investigation and any remediation for which it may be liable should be recoverable, in large part, from insurance or through future rates.
                                   -31-
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               TABLE OF CONTENTS
                               -----------------
                                                                    Page
                                                                    ----

1.  Management's Responsibility for Financial Statements . . .       33

2.  Independent Auditors' Report . . . . . . . . . . . . . . . . .   34

3.  Consolidated Financial Statements:
    Consolidated Statements of Income for the Years Ended
      December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . .   35

    Consolidated Statements of Earnings Invested in the Business
      for the Years Ended December 31, 1993, 1992 and 1991 . . . .   36

    Consolidated Balance Sheets, December 31, 1993 and 1992. . . .   37

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . .   39

    Consolidated Statements of Capitalization, December 31,
      1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . .   40

    Notes to Consolidated Financial Statements . . . . . . . . . .   41

4.  Quarterly Financial Information (unaudited). . . . . . . . . .   61

5.  Supplemental Schedules for the Years Ended December 31, 1993,
      1992 and 1991
    Schedule V - Property, Plant and Equipment . . . . . . . . . .   62

    Schedule VI - Accumulated Depreciation, Depletion and
      Amortization of Property, Plant and Equipment. . . . . . . .   65

    Schedule IX - Short-term Borrowings. . . . . . . . . . . . . .   66

    Schedule X - Supplementary Income Statement Information. . . .   67

                         Supplemental Schedules Omitted

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.
                                      -32-
              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
              ----------------------------------------------------

          The financial statements in this report were prepared by management, which is responsible for their objectivity and integrity. The statements have been prepared in conformity with generally accepted accounting principles and, where appropriate, reflect informed estimates based on judgments of management. The responsibility of the Company's independent auditors is to render an independent report on the financial statements.

          The Company's system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorizations, that transactions are recorded to permit the preparation of financial statements in conformity with orders of regulatory authorities and generally accepted accounting principles and that accountability for assets is maintained. The Company's system of internal controls has provided such reasonable assurances during the periods reported herein. The system includes written policies, procedures and guidelines, an organization structure that segregates duties and an established program for monitoring the system by internal auditors. In addition, Northwest Natural Gas Company has prepared and annually distributes to its management employees a Code of Ethics covering its policies for conducting business affairs in a lawful and ethical manner. Ongoing review programs are carried out to ensure compliance with these policies.

          The Board of Directors, through its Audit Committee, oversees management's financial reporting responsibilities. The committee meets regularly with management, the internal auditors, and representatives of Deloitte & Touche, the Company's independent auditors. Both internal and external auditors have free and independent access to the committee and the Board of Directors. No member of the committee is an employee of the Company. The committee reports the results of its activities to the full Board of Directors. Annually, the Audit Committee recommends the nomination of independent auditors to the Board of Directors for shareholder approval.



                           /s/ Robert L. Ridgley
                           -------------------------------
                           Robert L. Ridgley
                           President and
                           Chief Executive Officer


                           /s/ Bruce R. DeBolt
                           -------------------------------
                           Bruce R. DeBolt
                           Senior Vice President, Finance,
                           and Chief Financial Officer

                                      -33-
DELOITTE & TOUCHE
- -----------------------------------------------------------------
            3900 US Bancorp Tower    Telephone: (503) 222-1341
            111 SW Fifth Avenue      Facsimile: (503) 224-2172
            Portland, Oregon  97204-3698


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders
Northwest Natural Gas Company
Portland, Oregon

We have audited the accompanying consolidated financial statements of Northwest Natural Gas Company and subsidiaries, listed in the accompanying table of contents to financial statements and financial statement schedules at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Northwest Natural Gas Company and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 8 and 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits in the year ended December 31, 1993.


/s/ Deloitte & Touche
DELOITTE & TOUCHE

February 25, 1994

                                      -34-
                         NORTHWEST NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, Except Per Share Amounts)

Year Ended December 31                   1993         1992        1991
- ------------------------------------------------------------------------
NET OPERATING REVENUES:
   Revenues:
     Utility                           $347,852    $266,183    $281,073
     Other                               10,865       8,183      14,865
                                       --------    --------    --------
        Total operating revenues        358,717     274,366     295,938
                                       --------     -------    --------
   Cost of sales:
     Utility                            138,833     101,733     107,398
     Other                                    -         183       3,201
                                       --------    --------     -------
        Total cost of sales             138,833     101,916     110,599
                                       --------    --------     -------
        Net operating revenues          219,884     172,450     185,339
                                       --------    --------     -------
OPERATING EXPENSES:
   Operations and maintenance            70,723      64,249      65,529
   Taxes other than income taxes         25,561      20,865      21,104
   Depreciation, depletion and
    amortization                         39,683      33,035      33,623
   Loss on cogeneration facility              -       4,575      23,200
                                       --------     -------    --------
        Total operating expenses        135,967     122,724     143,456
                                       --------     -------    --------
INCOME FROM OPERATIONS                   83,917      49,726      41,883
                                       --------     -------    --------
OTHER INCOME (EXPENSE)                      933        (267)      1,406
                                       --------     -------    --------
INTEREST CHARGES:
   Interest on long-term debt            22,578      23,001      21,977
   Other interest                         1,906       3,223       4,266
   Amortization of debt discount
    and expense                             775         511         348
                                       --------     -------     -------
        Total interest charges           25,259      26,735      26,591

   Allowance for borrowed funds
    used during construction and
    capitalized interest                   (152)         (2)          -
                                       --------    --------    --------
        Total interest charges-net       25,107      26,733      26,591
                                       --------    --------    --------
INCOME BEFORE INCOME TAXES               59,743      22,726      16,698

INCOME TAXES                             22,096       6,951       2,321
                                      ---------    --------    --------
NET INCOME                               37,647      15,775      14,377
   Preferred and preference stock
    dividend requirements                 3,488       2,560       2,593
                                       --------     -------     -------
EARNINGS APPLICABLE TO COMMON STOCK    $ 34,159    $ 13,215    $ 11,784
                                       ========    ========    ========
AVERAGE COMMON SHARES OUTSTANDING        13,074      11,909      11,698

EARNINGS PER SHARE OF COMMON STOCK        $2.61       $1.11       $1.01
                                          =====       =====       =====
DIVIDENDS PER SHARE OF COMMON STOCK       $1.75       $1.72       $1.69
                                          =====       =====       =====
- -------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.
                                      -35-
                           NORTHWEST NATURAL GAS COMPANY

          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS
                             (Thousands of Dollars)




                                         1993        1992         1991
- -------------------------------------------------------------------------

BALANCE AT BEGINNING OF YEAR          $77,690      $86,361     $94,325

    Net Income                         37,647       15,775      14,377

    Cash dividends:
       Preferred and
        preference stock               (3,401)      (2,525)     (2,608)
       Common stock                   (22,853)     (20,406)    (19,728)
    Capital stock expense and other      (586)      (1,515)         (5)
                                      -------      -------     -------

BALANCE AT END OF YEAR                $88,497      $77,690     $86,361
                                      =======      =======     =======

- -------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.
                                      -36-
                         NORTHWEST NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)



December 31                                        1993         1992
- ------------------------------------------------------------------------
ASSETS:

PLANT AND PROPERTY IN SERVICE:
   Utility plant in service                      $840,030    $779,274
   Less accumulated depreciation                  255,282     233,385
                                                 --------    --------
        Utility plant - net                       584,748     545,889

   Non-utility property                            42,764      44,629
   Less accumulated depreciation and depletion     20,646      15,480
                                                 --------    --------
        Non-utility property - net                 22,118      29,149
                                                 --------    --------
        Total plant and property in service       606,866     575,038
                                                 --------    --------
INVESTMENTS AND OTHER:
   Investments                                     32,818      32,818
   Restricted cash and long-term notes
    receivable                                      1,756       7,518
                                                  -------     -------
        Total investments and other                34,574      40,336
                                                  -------     -------
CURRENT ASSETS:
   Cash and cash equivalents                        4,198       7,537
   Accounts receivable - customers                 45,340      33,956
   Allowance for uncollectible accounts            (1,368)       (948)
   Accrued unbilled revenue                        25,890      20,738
   Inventories of gas, materials and supplies      16,838      15,797
   Prepayments and other current assets            16,412       8,220
                                                 --------    --------
        Total current assets                      107,310      85,300
                                                 --------    --------
OTHER REGULATORY TAX ASSETS                        62,130           -

DEFERRED DEBITS AND OTHER                          38,156      31,160
                                                 --------    --------
        TOTAL ASSETS                             $849,036    $731,834
                                                 ========    ========
- -----------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.
                                      -37-
                         NORTHWEST NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)



December 31                                           1993        1992
- -----------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES:

CAPITALIZATION (See Consolidated Statements
 of Capitalization):
   Common stock equity                            $ 41,728    $ 41,080
   Premium on common stock                         128,340     122,768
   Earnings invested in the business                88,497      77,690
                                                  --------    --------
     Total common stock equity                     258,565     241,538

   Preference stock                                 26,633      26,766
   Redeemable preferred stock                       17,041      28,218
   Long-term debt                                  272,931     253,766
                                                  --------    --------
     Total capitalization                          575,170     550,288
                                                  --------    --------
CURRENT LIABILITIES:
   Notes payable                                    72,548      47,109
   Accounts payable                                 44,318      40,282
   Long-term debt due within one year                    -       2,138
   Taxes accrued                                     6,757       4,790
   Interest accrued                                  4,438       6,792
   Other current and accrued liabilities            10,180       9,387
                                                  --------    --------
     Total current liabilities                     138,241     110,498
                                                  --------    --------
DEFERRED INVESTMENT TAX CREDITS                     14,567      15,603

DEFERRED INCOME TAXES                              104,300      34,929

REGULATORY BALANCING ACCOUNTS AND OTHER             16,758      20,516

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)         -           -
                                                  --------    --------
     TOTAL CAPITALIZATION AND LIABILITIES         $849,036    $731,834
                                                  ========    ========
- -------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.
                                      -38-

                         NORTHWEST NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)
Year Ended December 31                             1993      1992      1991
- ------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                    $ 37,647  $ 15,775  $ 14,377
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation, depletion and amortization     39,683    33,035    33,623
      Loss on cogeneration facility                     -     4,575    23,200
      Deferred income taxes and investment
       tax credits                                  6,205    (1,115)   (5,784)
      Equity in losses of unconsolidated
       affiliates                                     302     1,506       263
      Allowance for funds used during
       construction and capitalized interest         (152)       (2)        -
      Regulatory balancing accounts and
       other - net                                (10,754)  (10,776)    1,672
      Changes in operating assets and liabilities:
          Accounts receivable                     (10,964)   (5,821)    2,964
          Accrued unbilled revenue                 (5,152)   (2,603)    9,362
          Inventories of gas, materials and
           supplies                                (1,041)    1,052      (419)
          Accounts payable                          4,036    (3,507)    5,715
          Accrued interest and taxes                 (387)      881    (1,766)
          Other current assets and liabilities     (1,899)    2,636     2,501
                                                 --------  --------  --------
      CASH PROVIDED BY OPERATING ACTIVITIES        57,524    35,636    85,708
                                                 --------  --------  --------
INVESTING ACTIVITIES:
   Acquisition and construction of
    utility plant assets                          (70,404)  (60,709)  (58,362)
   Investment in non-utility plant                   (955)  (11,907)   (4,936)
   Investments and other                              (40)   (8,697)   (3,122)
                                                 ---------  --------  --------
      CASH USED IN INVESTING ACTIVITIES           (71,399)  (81,313)  (66,420)
                                                ---------   --------  --------
FINANCING ACTIVITIES:
   Common stock issued                              5,720    33,826     4,642
   Preference stock issued                              -    25,000         -
   Preferred stock retired                        (11,177)     (930)     (954)
   Long-term debt:
      Issued                                      100,000    45,000    40,000
      Retired                                     (82,606)  (30,191)  (11,178)
   Change in short-term debt                       25,439   (41,510)   14,211
   Cash dividend payments:
      Preferred and preference stock               (3,401)   (2,525)   (2,608)
      Common stock                                (22,853)  (20,406)  (19,728)
   Capital stock expense and other                   (586)   (1,515)       (5)
                                                 --------  -------- ---------
      CASH PROVIDED BY FINANCING ACTIVITIES        10,536     6,749    24,380
                                                 --------  -------- ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  (3,339)  (38,928)   43,668

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR       7,537    46,465     2,797
                                                 --------  --------  --------
CASH AND CASH EQUIVALENTS - END OF YEAR          $  4,198  $  7,537  $ 46,465
                                                 ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                   $ 26,838  $ 26,502  $ 26,070
      Income taxes                               $ 11,103  $ 10,141  $ 13,238

- ------------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                                      -39-

                           NORTHWEST NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CAPITALIZATION
                         (Thousands, Except Share Amounts)
December 31                          1993              1992
- --------------------------------------------------------------------------------
COMMON STOCK EQUITY:
  Common stock - par value $3-1/6
     per share; authorized 30,000,000
     shares: outstanding - 1993,
     13,177,256 shares; 1992,
     12,972,725 shares                        $ 41,728          $ 41,080
  Premium on common stock                      128,340           122,768
  Earnings invested in business                 88,497            77,690
                                              --------          --------
       Total common stock equity               258,565   45%     241,538   44%
                                              --------  ----    --------  ----
PREFERENCE STOCK, authorized
  2,000,000 shares:
  $2.375 Series, convertible, stated value
     $25 per share; outstanding - 1993,
     65,323 shares; 1992, 70,621 shares          1,633              1,766
  $6.95 Series, stated value $100 per
     share; outstanding - 1993, 250,000
     shares; 1992, 250,000 shares               25,000            25,000
                                              --------          --------
       Total preference stock                   26,633   5%       26,766    5%
                                              -------- ----     --------  ----
REDEEMABLE PREFERRED STOCK, authorized
  1,500,000 shares*:
  $4.68 Series, outstanding - 1993,
     9,301 shares; 1992, 11,211 shares            930              1,121
  $4.75 Series, outstanding - 1993,
     11,105 shares; 1992, 11,355 shares         1,111              1,136
  $6.875 Series, outstanding - 1993,
     no shares; 1992, 19,563 shares                 -              1,956
  $7.125 Series, outstanding - 1993,
     150,000 shares; 1992, no shares           15,000                  -
  $8.00 Series, outstanding - 1993,
     no shares; 1992, 29,584 shares                 -              2,958
  $8.75 Series, outstanding - 1993,
     no shares; 1992, 150,000 shares                -             15,000
  $2.42 Series, outstanding - 1993,
     no shares; 1992, 219,882 shares                -              5,497
  Premium                                           -                550
                                             --------           --------
       Total redeemable preferred stock        17,041   3%        28,218   5%
                                            ---------  ---      --------  ---
LONG-TERM DEBT:
  First Mortgage Bonds
  --------------------
     8-5/8% Series due 1996                        -              11,658
     9-3/8% Series due 2011                        -              46,000
     9-3/4% Series due 2015                   50,000              50,000
     9.80%  Series due 2018                        -              24,938
     9-1/8% Series due 2019                   25,000              25,000
  Medium-Term Notes
  -----------------
  First Mortgage Bonds:
     4.80% Series A due 1996                   5,000                  -
     7.38% Series A due 1997                  20,000             20,000
     7.69% Series A due 1999                  10,000             10,000
     5.96% Series B due 2000                   5,000                  -
     5.98% Series B due 2000                   5,000                  -
     8.05% Series A due 2002                  10,000             10,000
     6.40% Series B due 2003                  20,000                  -
     6.34% Series B due 2005                   5,000                  -
     6.38% Series B due 2005                   5,000                  -
     6.45% Series B due 2005                   5,000                  -
     6.50% Series B due 2008                   5,000                  -
     9.05% Series A due 2021                  10,000             10,000
     7.25% Series B due 2023                  20,000                  -
     7.50% Series B due 2023                   4,000                  -
     7.52% Series B due 2023                  11,000                  -
  Unsecured:
     4.90% Series A due 1996                  10,000                  -
     8.69% Series A due 1996                   5,000              5,000
     7.40% Series A due 1997                   5,000              5,000
     8.93% Series A due 1998                   5,000              5,000
     8.95% Series A due 1998                  10,000             10,000
     8.47% Series A due 2001                  10,000             10,000
  Convertible Debentures
  ----------------------
     7-1/4% Series due 2012                   12,931             13,308
                                            --------           --------
                                             272,931            255,904
Less long-term debt due within
 one-year                                          -              2,138
                                            --------            -------
      Total long-term debt                   272,931  47%       253,766   46%
                                            -------- ----       -------  ----
      TOTAL CAPITALIZATION                  $575,170 100%      $550,288  100%
                                            ======== ====      ========  ====
- ------------------------------------------------------------------------------
*The $2.42 series has a stated value of $25 per share, all other series have a stated value of $100 per share.

See Accompanying Notes to Consolidated Financial Statements.

                                       -40-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ---------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- ------------------------------------------------

Organization and Principles of Consolidation
- ---------------------------------------------

     The consolidated financial statements include:

          Regulated utility:
          --Northwest Natural Gas Company (Northwest Natural)

          Non-regulated wholly-owned businesses:
          --Oregon Natural Gas Development Corporation (Oregon
               Natural)
          --NNG Financial Corporation (Financial Corporation)
          --Pacific Square Corporation (Pacific Square)
          --NNG Energy Systems, Inc. (Energy Systems)

     Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

     Investments in corporate joint ventures and partnerships in which the Company's ownership is 50 percent or less are accounted for by the equity method or the cost method (see
     Note 11).

     Certain amounts from prior years have been reclassified to conform with the 1993 presentation.

Industry Regulation
- -------------------

     The Company's principal business is the distribution of natural gas which is regulated by the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC). Accounting records and practices conform to the requirements and uniform system of accounts prescribed by these regulatory authorities.

Utility Plant
- -------------

     Utility plant for Northwest Natural is stated at original cost. When a depreciable unit of property is retired, the cost is credited to utility plant and debited to the accumulated provision for depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

     Allowance for Funds Used During Construction (AFUDC), a non-cash item, is calculated using actual commercial paper interest rates. If commercial paper balances are insufficient to finance the amount of work in progress, a

                                   -41-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

     composite of interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. This amount is added to utility plant which is a component of rate base. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. The Company's weighted average AFUDC rates for 1993 and 1992 were 3.5 percent and 4.5 percent, respectively. No AFUDC was recorded in 1991.

     Northwest Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 4.1 percent of average depreciable plant in 1993, 4.0 percent for 1992 and 4.2 percent for 1991.

Regulatory Balancing Accounts
- -----------------------------

     Regulatory balancing accounts are established pursuant to orders of the state utility regulatory commissions, in general rate proceedings or expense deferral proceedings, in order to provide for recovery of revenues or expenses from, or refunds to, Northwest Natural's utility customers.

Inventories
- -----------

     Northwest Natural's inventories of gas in storage and materials and supplies are stated at the lower of average cost or net realizable value.

Income Taxes
- ------------

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" on January 1, 1993, with no material effect on earnings (see
     Note 8). The Company provides deferred federal income tax for the timing differences between book depreciation and tax depreciation under the Accelerated Cost Recovery System
     (ACRS) for 1981 - 1985 property additions and Modified Accelerated Cost Recovery System (MACRS) for post-1985 property additions. Consistent with rate and accounting instructions of regulatory authorities, deferred income taxes are not currently collected for those income tax temporary differences where the prescribed regulatory accounting methods do not provide for current recovery in rates.
                                   -42-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------


     Investment tax credits on utility property additions which reduce income taxes payable are deferred for financial statement purposes and are amortized over the life of the related property. Investment and energy tax credits generated by non-regulated subsidiaries are amortized over a period of two to five years.

Unbilled Revenue
- ----------------

     Northwest Natural accrues for gas deliveries not billed to customers from the meter reading dates to month end.

Cash and Cash Equivalents
- -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

Earnings Per Share
- ------------------

     Earnings per share are computed based on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents but are excluded from primary earnings per share computations due to immateriality.

2.   CONSOLIDATED SUBSIDIARY OPERATIONS:
- ----------------------------------------

Oregon Natural Gas Development Corporation
- ------------------------------------------

     Oregon Natural is a natural gas exploration and production subsidiary of the Company. Approximately $22 million of Oregon Natural's total assets of $39 million are invested in its wholly-owned subsidiary, Canor Energy Ltd., which manages and develops natural gas and oil properties in Canada.

     Oregon Natural accounts for its exploration costs under the successful-efforts method. Costs to acquire and develop oil and gas properties are capitalized until the volume of proved gas reserves is determined. If there are inadequate gas reserves, the related deferred costs are expensed. Capitalized costs associated with properties under development were $1.4 million at December 31, 1993.
                                   -43-

NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

NNG Financial Corporation
- -------------------------

     Financial Corporation provides short-term financing for Oregon Natural, Pacific Square and Energy Systems and has several financial investments, including investments as a limited partner in four solar electric generating systems, four windpower electric generating projects, a hydroelectric facility and a low-income housing project (see Note 11).

Pacific Square Corporation
- --------------------------

     Pacific Square is a real estate management subsidiary of the Company. Pacific Square owns a 50 percent interest in a joint venture partnership that owns and operates the building in which the Company leases its general offices. Pacific Square also effectively owns a one-third interest in another partnership that owns and operates an adjacent building. Pacific Square has agreed to sell its interests in these partnerships to its joint venture partner through transactions expected to close in 1994 (see Note 12). The sale of Pacific Square's interests as proposed would not be at a loss to the Company.

NNG Energy Systems, Inc.
- -------------------------

     Energy Systems was formed to design, construct, own and
     operate cogeneration facilities.  Energy Systems' only
     subsidiary, Agrico Cogeneration Corporation (Agrico), has
     been in reorganization under Chapter 11 of the U.S.
     Bankruptcy Code (see Note 3).
                                   -44-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

Summarized financial information for the consolidated subsidiaries follows:

Consolidated Subsidiaries (Thousands)         1993      1992      1991
- --------------------------------------------------------------------------
Statements of Income for the year ended December 31:
  Total Operating Revenues                $ 10,865  $  8,183  $ 14,865
        Less cost of sales                       -       183     3,201
                                          --------  --------  --------
  Net Operating Revenues                    10,865     8,000    11,664

  Operating Expenses:
        Operations and maintenance           5,942     5,598    10,264
        Taxes other than income taxes          240       153       489
        Depreciation, depletion and
          amortization                       7,986     3,309     4,905
        Loss on cogeneration facility*           -     4,575    23,200
                                          --------  --------  --------
            Total operating expenses        14,168    13,635    38,858
                                          --------  --------  --------

  Loss from Operations                      (3,303)   (5,635)  (27,194)

  Other Expense and Interest Charges*         (374)   (1,670)   (3,230)
                                          --------  --------  --------
  Loss Before Income Taxes                  (3,677)   (7,305)  (30,424)
  Income Tax Benefit                         2,188     3,682    12,323
                                          --------  --------  --------
  Net Loss                                $ (1,489) $ (3,623) $(18,101)
                                          ========  ========  ========

Balance Sheets as of December 31:
  Assets:
        Non-utility property              $ 39,435  $ 41,048  $ 47,660
        Accumulated depreciation and
         depletion                         (18,395)  (13,137)  (11,044)
        Investments and other*              34,731    39,781    34,010
        Current assets                      34,028    16,001    39,955
                                          --------  --------  --------
            Total Assets                  $ 89,799  $ 83,693  $110,581
                                          ========  ========  ========

  Capitalization and Liabilities:
        Capitalization                    $ 21,843  $ 24,189  $ 29,005
        Current liabilities                 42,538    33,940    58,458
        Other liabilities                   25,418    25,564    23,118
                                          --------  --------  --------
            Total Capitalization and
             Liabilities                  $ 89,799  $ 83,693  $110,581
                                          ========  ========  ========

- --------------------------------------------------------------------------------

*For additional information regarding subsidiary operations, see Notes 3 and 11.


3.     AGRICO COGENERATION CORPORATION:
- -------------------------------------

  Agrico is a wholly-owned subsidiary of Energy Systems.  In
  December 1991, Agrico filed with the United States
  Bankruptcy Court for the Eastern District of California a
  voluntary petition for reorganization under Chapter 11 of
  the U.S. Bankruptcy Code.  In view of the uncertainty
                              -45-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

  regarding the financial viability of Agrico, the Company recorded a write-down of $23.2 million (pre-tax) in 1991, resulting in an after-tax charge equivalent to $1.23 per share.

  In 1992, Energy Systems and Northwest Natural entered a settlement agreement with United States National Bank of Oregon (U.S. Bank) with respect to U.S. Bank's $14 million secured loan to Agrico. Agrico also entered a conditional settlement agreement with Pacific Gas & Electric Company (PG&E), the purchaser of power produced by Agrico, with respect to PG&E's claimed overpayments to Agrico for power purchased in 1990 and 1991. Agrico also entered a conditional agreement with Wellhead Electric Company (Wellhead), the contract operator of the Agrico facility, for the sale of Agrico's assets to Wellhead.

  Based upon the estimated costs to the Company under the settlements with U. S. Bank and PG&E, the estimated net proceeds to be received from the sale of Agrico's assets to Wellhead, and other elements of a Chapter 11 reorganization plan, the Company recorded a charge of $4.6 million in 1992, resulting in an after-tax charge of $2.8 million, or 24 cents per share.

  The California Public Utilities Commission approved Agrico's settlement with PG&E in December 1993, and the U. S.
  Bankruptcy Court confirmed Agrico's reorganization plan in January 1994. The sale of Agrico's assets to Wellhead closed in February 1994. No material impact to 1994 earnings is expected related to these events.

4.     CAPITAL STOCK:
- -------------------

Common Stock
- ------------

  At December 31, 1993, Northwest Natural had reserved 98,720 shares of common stock for issuance under the Employee Stock Purchase Plan, 623,203 shares under its Dividend Reinvestment and Stock Purchase Plan, 153,985 shares under its 1985 Stock Option Plan (see Note 5), 107,866 shares for future conversions of its convertible preference stock and 472,427 shares for future conversions of its 7-1/4 percent Convertible Debentures.

Preference Stock
- ----------------

  The $2.375 Series of Convertible Preference Stock is
  convertible into shares of common stock at a conversion rate of 1.6502 shares of common stock for each share of
  preference stock.  Subject to certain restrictions, it is
                                   -46-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

  callable at stipulated prices, plus accrued dividends.  The
  $6.95 Series of Preference Stock is not redeemable prior to December 31, 2002, but is subject to mandatory redemption on that date.

Redeemable Preferred Stock
- --------------------------

  The mandatory preferred stock redemption requirements aggregate $1,042,000 in 1994 and $1,110,000 in 1995, 1996,
  1997 and 1998.  These requirements are noncumulative.   At
  any time the Company is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on common stock or preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

  Generally, the redeemable preferred stock is callable at stipulated prices, plus accrued dividends, subject to certain restrictions. At December 31, 1993, redemption prices were $100 per share for the $4.68 and $4.75 Series. Shares of the $7.125 Series are redeemable on or after May 1, 1998 at a price of $104.75 per share decreasing each year thereafter to $100 per share on or after May 1, 2008.

  The following table shows the changes in the number of
  shares of the Company's capital stock and the premium on
  common stock for the years 1993, 1992 and 1991:
                                   -47-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

                                 ------------Shares------------      Premium
                                                       Redeemable       on
Thousands,                        Common   Preference   Preferred     Common
Except Share Data                  Stock      Stock       Stock       Stock
- -------------------------------------------------------------------------------

Balance, December 31, 1990      11,603,507     80,986     489,522    $ 88,377
   Sales to employees                8,899         --          --         188
   Sales to stockholders           141,454         --          --       3,517
   Exercise of stock options - net   7,668         --          --          24
   Conversion of preference stock
     to common                      10,253     (6,215)         --         123
   Conversion of convertible
     debentures to common           13,396         --          --         357
   Sinking fund purchases               --         --     (24,068)         --
   Other                                --         --          --          13
                                ----------   --------    --------    --------
Balance, December 31, 1991      11,785,177     74,771     465,454      92,599
   Sales to the public             990,000    250,000          --      25,327
   Sales to employees                9,350         --          --         222
   Sales to stockholders           157,046         --          --       4,228
   Exercise of stock options - net  19,918         --          --         183
   Conversion of preference stock
     to common                       6,846     (4,150)         --          82
   Conversion of convertible
     debentures to common            4,388         --          --         117
   Sinking fund purchases               --         --     (23,859)         --
   Other                                --         --          --          10
                                ----------    -------     -------    --------
Balance, December 31, 1992      12,972,725    320,621     441,595     122,768
   Sales to employees                9,542         --          --         249
   Sales to stockholders           154,850         --     150,000       4,724
   Exercise of stock options
     - net                          19,110         --          --         172
   Conversion of preference
     stock to common                 8,740     (5,298)         --         105
   Conversion of convertible
     debentures to common           12,289         --          --         328
   Redemptions                          --         --    (416,873)         --
   Sinking fund purchases               --         --      (4,316)         --
   Other                                --         --          --          (6)
                                ----------    -------     -------    --------
Balance, December 31, 1993      13,177,256    315,323     170,406    $128,340
                                ==========    =======     =======    ========

- --------------------------------------------------------------------------


5.   STOCK OPTION AND PURCHASE PLANS:
- -------------------------------------

     Northwest Natural's 1985 Stock Option Plan (Plan) authorizes an aggregate of 300,000 shares of common stock for issuance as incentive or non-statutory stock options. These options may be granted only to officers and key employees of the Company designated by its Board of Directors.
                                   -48-

NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

     All options granted are at an option price not less than market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant.
     Option holders may exchange shares owned by them for at least one year, at the current market price, to purchase shares at the option price.

     During 1985 and 1990, 150,000 and 86,500 options were granted under the Plan at option prices of $17.625 and $24.875, respectively.

     Information regarding the Plan is summarized below:

                                              Options
                                   ----------------------------
     Year Ended December 31           1993       1992      1991
     -----------------------------------------------------------

    Outstanding, beginning of year  101,326    138,408   158,029

    $17.625 Options:
      Exchanged by holders           (6,184)    (7,673)   (6,659)
      Exercised                      (9,334)   (13,440)   (5,362)

    $24.875 Options:
      Exchanged by holders           (4,729)    (6,017)   (5,294)
      Exercised                      (9,776)    (6,652)   (2,306)

    Expired                               -     (3,300)        -
                                    -------    -------   -------
    Outstanding, end of year         71,303    101,326   138,408
                                    =======    =======   =======

    Available for grant, end of year 82,682     82,682    79,382
                                    =======    =======   =======
    --------------------------------------------------------------

     Northwest Natural also has an employee stock purchase plan whereby employees may purchase common stock at 92 percent of average bid and ask market price on the subscription date. The subscription date is set annually, and each employee may purchase up to 600 shares payable through payroll deduction over a six to twelve month period.

6.   LONG TERM DEBT:
- --------------------

     The issuance of first mortgage bonds under the Mortgage and Deed of Trust is limited by property, earnings and other provisions of the mortgage. The Company's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of its utility property.
                                   -49-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

     The 7-1/4 percent Series of Convertible Debentures may be converted at any time for 33-1/2 shares of common stock for each $1,000 face value ($29.85 per share).

     The sinking fund requirements and maturities for the five years ending December 31, 1998, on the long-term debt outstanding at December 31, 1993, amount to: none in 1994; $1.0 million in 1995; $21.0 million in 1996; $26.0 million in 1997; and $16.0 million in 1998.

7.   NOTES PAYABLE AND LINES OF CREDIT:
- ---------------------------------------

     Northwest Natural has available through September 30, 1994, lines of credit totalling $80 million consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Under the terms of these bank lines, Northwest Natural pays a commitment fee but is not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances as of December 31, 1993.

     Financial Corporation has available through September 30, 1994, lines of credit with two commercial banks totalling $20 million, including $10 million committed and $10 million uncommitted. Financial Corporation pays a fee on the committed line but not on the uncommitted line; it is not required to maintain compensating bank balances on either line. The interest rates on borrowings under these lines of credit also are based on current market rates as negotiated. Financial Corporation's lines are supported by the unconditional guaranty of Northwest Natural. There were no outstanding balances as of December 31, 1993 under the Financial Corporation bank lines.

     Northwest Natural and Financial Corporation issue domestic commercial paper under agency agreements with a commercial bank. The amounts and average interest rates of commercial paper outstanding were as follows at December 31:

                                 1993                1992
                           ----------------    ----------------
                                     Average            Average
    Millions                  Amount   Rate      Amount   Rate
    -----------------------------------------------------------
    Northwest Natural         $53.4    3.4%      $34.4    3.8%
    Financial Corporation      19.1    3.4%       11.9    3.7%
                              -----              -----
       Total                  $72.5              $46.3
                              =====              =====
    ------------------------------------------------------------
                                   -50-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

    Commercial paper issued by Northwest Natural and Financial
    Corporation is supported by committed bank lines.
    Additionally, Financial Corporation's commercial paper is supported by the unconditional guaranty of Northwest
    Natural.

8.  INCOME TAXES:
- -----------------

    The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of the new standard results in an increase in net deferred tax liabilities of $62 million to reflect deferred taxes on differences previously flowed-through and to adjust existing deferred taxes to the level required at the current statutory rate. An offsetting regulatory asset of $62 million was also recorded. The regulatory asset is primarily based upon differences between the book and tax basis of utility plant in service and the accumulated provision for depreciation. It is expected that the regulatory asset will be recovered in future rates. The implementation of SFAS No. 109 did not significantly impact results of operations.

    A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:
                                   -51-

Thousands                                1993      1992       1991
- -------------------------------------------------------------------
Computed income taxes based on
 statutory federal income tax
 rate (1993-35%; 1992 and 1991-34%)    $20,910   $ 7,727   $ 5,677

Increase (reduction) in taxes
 resulting from:
   Differences between book and tax
     depreciation                        1,561     1,233     1,566
   Current state income tax, net
     of federal tax benefit              2,525       711       727
   Federal income tax credits             (348)        -         -
   Restoration of investment tax credit (1,064)   (1,124)   (2,026)
   Elimination of amounts previously
     provided                           (1,059)   (1,229)   (4,462)
   Real and personal property taxes        113         -       548
   Removal costs                          (320)     (335)     (578)
   Unconsolidated foreign subsidiary
    income                                (496)        -         -
   Other - net                             274       (32)      869
                                       -------   -------   -------
Total provision for income taxes       $22,096   $ 6,951   $ 2,321
                                       =======   =======   =======

- ---------------------------------------------------------------------

The provision for income taxes consists of the following:
Thousands                               1993      1992      1991
- ---------------------------------------------------------------------
Income taxes currently payable:
   Federal                            $ 13,368   $ 7,577   $ 6,485
   State                                 2,166       375     1,795
   Foreign                                  30        13      (139)
                                       -------   -------   -------
       Total                            15,564     7,965     8,141
                                       -------   -------   -------
Deferred taxes - net:
   Federal                               5,896      (676)   (1,805)
   State                                 1,718       616    (1,989)
                                       -------    ------   -------
       Total                             7,614       (60)   (3,794)
                                       -------    ------   -------

Investment and energy tax credits restored:
   From utility operations                (800)     (800)     (800)
   From subsidiary operations             (282)     (154)   (1,226)
                                       -------    ------   -------
       Total                           (1,082)     (954)   (2,026)
                                       -------    ------   -------
Total provision for income taxes       $22,096    $6,951   $ 2,321
                                       =======    ======   =======
Percentage of pretax income             36.99%    30.59%    13.90%
                                       =======    ======   =======

- --------------------------------------------------------------------

                                     -52-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------


The annual provision for deferred income taxes is comprised of the following:
Thousands                                    1993        1992      1991
- ----------------------------------------------------------------------------
Cost of gas delivered and unbilled          $     -    $      -    $ (1,447)
ACRS and MACRS deductions in excess of
   related book depreciation                  5,925       8,661      10,199
Revenues and costs deferred for tax purposes  1,528       2,600      (1,718)
Agrico book loss                                  -      (1,374)     (8,839)
Real and personal property taxes              2,329      (2,328)          -
Alternative minimum tax credits                   -      (6,866)          -
Elimination of amounts previously provided   (2,216)     (1,025)     (1,740)
Other                                            48         272        (249)
                                            -------    --------     -------
     Total                                  $ 7,614    $    (60)    $(3,794)
                                            =======    ========     =======

- ------------------------------------------------------------------------------

9.   EMPLOYEE RETIREMENT PLANS:
- -------------------------------

     The Company has two non-contributory defined benefit retirement plans covering all regular, full-time employees with more than one year of service. The benefits under the plans are based upon years of service and the employee's average compensation during the final years of service. The Company's funding policy is to make the annual contribution required by applicable regulations and recommended by its actuary. Plan assets consist primarily of marketable securities, corporate obligations, U.S. government obligations, real estate and cash equivalents.
                                   -53-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

     The following table sets forth the amounts recognized in the
     Company's financial statements and the combined funded
     status of the retirement plans:
     Pension Costs for the Year
     (Thousands):                        1993      1992        1991
     -----------------------------------------------------------------
     Service cost                     $  2,587   $  2,528  $  2,098
     Interest cost                       6,024      5,688     5,109
     Return on assets                  (17,762)    (8,797)  (16,336)
     Net amortization and deferral       9,526      1,215     9,045
                                      --------   --------  --------
        Annual pension cost (benefit) $    375   $    634  $    (84)
                                      ========   ========  ========

     -----------------------------------------------------------------
     Vested benefit obligation        $ 69,859   $ 62,152  $ 55,304
     Total accumulated benefit
       obligation                     $ 70,618   $ 62,971  $ 55,802
     -----------------------------------------------------------------
     Funded status as of December 31:
        Plan assets at fair value     $108,579   $ 94,595  $ 88,472
        Projected benefit obligation
         for service rendered to date   86,814     77,278    69,074
                                      --------   --------  --------
     Funded status                      21,765     17,317    19,398

     Unrecognized net gain             (21,417)   (15,895)  (16,601)
     Unrecognized net asset at
      transition                        (2,310)   (2,706)   (3,102)
     Unrecognized prior service costs    4,413      3,531     1,690
                                      --------   --------  --------
     Prepaid pension cost             $  2,451   $  2,247  $  1,385
                                      ========   ========  ========

     Total cash contribution          $    579   $  1,496  $    810
                                      ========   ========  ========

     ------------------------------------------------------------------

     Discount rate                       7.50%      8.00%     8.00%
                                         =====      =====     =====
     Expected long-term rate
      of return on plan assets           9.00%      9.00%     9.00%
                                         =====      =====     =====
     Rate for compensation increases     5.13%      5.13%     5.13%
                                         =====      =====     =====
     -------------------------------------------------------------------

     Effective January 1, 1994, the Company changed the assumed discount rate used in determining the funded status of the plans from 8.00 percent to 7.50 percent. The new discount rate was used in determining the funded status of the plans at year-end 1993 and will be used to determine annual pension cost in 1994.

     The Company has a qualified "Retirement K Savings Plan"
     under Internal Revenue Code Section 401(k) and a non-qualified "Executive Deferred Compensation Plan", for eligible employees. These plans are designed to enhance the existing retirement program of employees and to assist them
                                    -54-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

     in strengthening their financial security by providing an incentive to save and invest regularly. Company contributions to these plans in 1993, 1992 and 1991 were $450,000, $315,000 and $290,000, respectively.

     The Company has a non-qualified supplemental retirement plan for eligible executive officers which it is funding with trust-owned life insurance. The amount of coverage is designed to provide sufficient returns to recover all costs of the plan if assumptions made as to mortality experience, policy earnings, and other factors are realized. Expenses related to the plan were $840,000, $883,000 and $894,000 in 1993, 1992 and 1991, respectively.

10.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS:
- ------------------------------------------------------------

     The Company currently provides continued health care and life insurance coverage after retirement for exempt employees. These benefits and similar benefits for active employees are provided by insurance companies and related premiums are based on the amount of benefits paid during the year.

     Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years of employees' active service. The Company previously expensed the cost of these benefits, which are principally health care, as premiums were paid. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or amortization of the obligation over a period of up to 20 years. The Company elected to recognize this obligation of approximately $11,300,000 over a period of 20 years. The Company's cash flows are not affected by implementation of this Statement, but implementation decreased income from operations for 1993 by $715,000.

     The incremental costs of approximately $1,110,000 per year (pre-tax) relating to SFAS No. 106 are not currently included in the Company's rates. The staff of the OPUC has recommended that the portion of these costs allocated to Oregon (approximately 95 percent) be authorized for recovery in rates only pursuant to a general rate case filing, and has recommended against the use of deferred accounting treatment for their recovery. The Company is charging the Oregon portion of these costs to expense. The WUTC has approved deferred accounting treatment for the portion of these costs allocated to Washington (approximately 5 percent), pending final approval for recovery in a general rate case filing. The Company will continually review its
                                   -55-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

     need for general rate cases covering these and other expenses but has no present plans to file a general rate case in Oregon or Washington.

     In 1993, 1992 and 1991, the Company recognized $1,751,000,
     $671,000 and $588,000, respectively, as the cost of postretirement health care and life insurance benefits. The following table sets forth the health care plan's status at December 31, 1993:

     Accumulated postretirement benefit obligation (Thousands):
     ----------------------------------------------------------
     Retirees                                        $  6,675
     Fully eligible active plan participants              260
     Other active plan participants                     4,815
                                                     --------
          Total accumulated postretirement
           benefit obligation                          11,750
     Fair value of plan assets                              -
                                                     --------
     Accumulated postretirement benefit obligation
      in excess of plan assets                         11,750
     Unrecognized transition obligation               (10,716)
     Unrecognized gain                                     76
                                                     --------
          Accrued postretirement benefit cost        $  1,110
                                                     ========

     Net postretirement benefit cost (Thousands):
     --------------------------------------------
     Service cost - benefits earned during
      the period                                     $    255
     Return on plan assets (if any)                         -
     Interest cost on accumulated postretirement
      benefit obligation                                  932
     Amortization of transition obligation                564
                                                     --------
           Net postretirement benefit cost           $  1,751
                                                     ========
     ------------------------------------------------------------

     The assumed health care cost trend rate used in measuring
     the accumulated postretirement benefit obligation for pre-Medicare eligibility is 12 percent for 1994; 10 percent for 1995; then decreasing over the next 10 years to 5 percent. The rate for HMO plan and post-Medicare eligibility is
     9 percent for 1994-5, decreasing over the next 10 years to
     5 percent. A one-percentage-point change in the assumed health care cost trend rate for each year would adjust the accumulated postretirement benefit obligation as of
     December 31, 1993 and net postretirement health care cost by approximately 16 percent. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent.
                                   -56-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

11.  INVESTMENTS:
- -----------------

     The following table summarizes the Company's year-end investments in affiliated entities accounted for under the equity and cost methods, and its investment in a leveraged lease.

    Thousands                              1993       1992
    ------------------------------------------------------------
    Electric generation (solar and
     wind-power)                         $21,043    $22,757
    Aircraft leveraged lease               9,079      8,264
    Automated meter-reading technology     1,301      1,352
    Gas pipeline and other                 1,395        445
                                         -------    -------
      Total investments and other        $32,818    $32,818
                                         =======    =======

    -----------------------------------------------------------

     Financial Corporation has invested in four solar electric generation plants located near Barstow, California. Power generated by these stations is sold to Southern California Edison Company. Financial Corporation's ownership interests in these projects range from 4.0 percent to 5.3 percent.

     Financial Corporation also has invested in four U. S. Windpower Partners electric generating projects, with facilities located near Livermore and Palm Springs, California. The wind-generated power is sold to PG&E and Southern California Edison Company under long-term contracts. Financial Corporation's ownership interests in these projects range from 8.5 percent to 41 percent.

     In 1987, Oregon Natural purchased a Boeing 737-300 aircraft which was leased to Continental Airlines for 20 years under a leveraged lease agreement.

    In 1990, the Company invested in a developer of automated meter-reading devices, with facilities located in Spokane, Washington. The Company's ownership interest is 10 percent.
                                   -57-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

12. COMMITMENTS AND CONTINGENT LIABILITIES:
- --------------------------------------------

    Lease Commitments
    -----------------

    Future lease commitments are:  $5.2 million in 1994;
    $4.9 million in 1995; $4.2 million in 1996; $4.0 million in 1997; and $1.8 million in 1998. Thereafter, total commitments amount to $12.0 million. These commitments principally relate to the lease of the Company's office headquarters and computer systems. The pending sale of the Company's investment in the partnership which owns and operates its office headquarters building (see Note 2) will not affect the Company's lease which extends through 2006, with options to extend beyond that date. Rent paid by the Company to the partnership was $2.8 million in 1993, and $2.2 million in 1992 and 1991.

    Total rental expense for 1993, 1992 and 1991 was $5.2 million, $4.4 million and $4.5 million, respectively.

    Purchase Commitments
    --------------------

    The Company has signed agreements providing for the availability of firm pipeline capacity. Under these agreements, the Company must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, and subject to change, by U.S. or Canadian regulatory bodies. The aggregate amount of such required payments was as follows at December 31, 1993:

    Commitments (Thousands)
    ------------------------------------------------------------

         1994                                    $   58,961
         1995                                        62,123
         1996                                        77,232
         1997                                        74,237
         1998                                        74,012
         Thereafter                                 874,867
                                                 ----------
              Total                               1,221,432
         Less: Amount representing interest         504,957
                                                 ----------
              Total at present value             $  716,475
                                                 ==========

    ------------------------------------------------------------

     The Company's total payments of fixed charges under these agreements in 1993, 1992 and 1991 were $46.7 million, $34.7 million and $32.5 million, respectively. In addition, the
                                   -58-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

     Company is required to pay per-unit charges based on the actual quantities shipped under the agreements. In certain of the Company's take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

     The Company has contracted with an external vendor for the development of a customer information system for a fixed contract price of $12 million to be incurred over four years as follows: $3.6 million in 1993; $4.7 million in 1994; $0.7 million in 1995; and $3.0 million in 1996.

     Environmental Matters
     ---------------------

     In June 1992, the City of Salem, Oregon, requested the Company's participation in its review of an environmental assessment of riverfront property in Salem that is the proposed site for a park and other public developments. Within the property is a block previously owned by the Company which was the former site of a manufactured gas plant. The Company's corporate predecessor operated the plant for less than four months in 1929 before closing it upon completion of a pipeline providing gas transmission from Portland to Salem. The City has determined that there is environmental contamination on the site, and that a remediation process involving the Company and at least two other prior owners of the block will be required. To date the Company has not obtained sufficient information to determine the extent of its liability for any such remediation.

     The Company owns property in Linnton, Oregon, that is the former site of a gas manufacturing plant that was closed in 1956. Although limited testing for environmental contamination has been undertaken by other parties on portions of the site, no comprehensive studies have been performed. The Company submitted a work plan for the site to the Oregon Department of Environmental Quality (ODEQ) in 1987, but those efforts were suspended at ODEQ's request while the Company and other parties participated in a joint hydrogeologic study of an area adjacent to the site. In September 1993, pursuant to ODEQ procedures, the Company submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program. In January 1994, this site was formally placed in the program. It is anticipated that the site investigation will commence during 1994.

     In September 1993, the Company recorded an expense of $500,000 for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and legal fees in connection with the voluntary investigation at the Linnton site. To date, the Company has not obtained sufficient information to
                                   -59-
NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

     determine whether any remediation will be required at this site or, if so, the extent of its liability for any such remediation. The Company expects that its costs of investigation and any remediation for which it may be liable should be recoverable, in large part, from insurance or through future rates.

     Litigation
     ----------

     The Company is party to certain legal actions in which claimants seek material amounts. Although it is impossible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on the Company's financial position or results of operations.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
- -----------------------------------------

     The estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The following is a list of financial instruments whose carrying values are sensitive to market conditions:

                        December 31, 1993      December 31, 1992
                      --------------------    -------------------
                       Carrying  Estimated    Carrying  Estimated
Thousands of Dollars    Amount  Fair Value     Amount  Fair Value
- ----------------------------------------------------------------

Preference stock       $ 26,633  $ 26,698    $ 26,766  $ 28,354
Redeemable preferred
 stock                   17,041    16,573      28,218    26,947
Long-term debt          272,931   301,358     255,904   283,280
- ----------------------------------------------------------------
                                   -60-
NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




                             ------------Quarter Ended-----------
Dollars (Thousands
 Except Per Share)           Mar. 31,  June 30, Sept. 30, Dec. 31,   Total
- -----------------------------------------------------------------------------
1992
  Operating revenues          90,326   47,791   38,811   97,438   274,366
  Net operating revenues      56,291   30,827   26,859   58,473   172,450
  Net income (loss)           13,130   (3,232)  (7,785)  13,662    15,775
  Earnings (loss) per share     1.06    (0.33)   (0.71)    1.08     1.11*

1993
  Operating revenues         128,714   61,789   47,451  120,763   358,717
  Net operating revenues      82,116   40,141   30,805   66,822   219,884
  Net income (loss)           24,653    2,767   (4,423)  14,650    37,647
  Earnings (loss) per share     1.82     0.15    (0.40)    1.05     2.61*

- -------------------------------------------------------------------------------

*Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding has increased in each quarter shown, the sum of quarterly earnings does not equal earnings per share for the year.

Variations in earnings between quarterly periods are due primarily to the seasonal nature of the Company's business.

                                      -61-

                                      NORTHWEST NATURAL GAS COMPANY
                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      YEAR ENDED DECEMBER 31, 1993
                                         (Thousands of Dollars)

                                           Balance at                                     Balance
                                            Beginning    Additions   Retire-    Other    at End of
Classification                              of Period     at Cost     ments    Changes*   Period
- -------------------------------------------------------------------------------------
Utility - gas:
     Intangibles                            $     39      $   718     $    -  $ 9,085    $  9,842
     Land and land rights                      6,876           68          -        -       6,944
     Structures and improvement               14,863        2,743          -        -      17,606
     Generating plant equipment                  388            -          -        -         388
     Distribution                            382,731       29,165      2,139        -     409,757
     Customers' installations                268,325       26,311      5,063        -     289,573
     General equipment                        45,673        5,124      2,742   (9,080)     38,975
     Holders                                  51,962          440          -       (5)     52,397
     Petroleum gas equipment (butane plant)        3            -          -        -           3
     Natural gas equipment (gate stations
      and mixing equipment)                    1,254            1          -        -       1,255
     Property held for future use                803            -          -        -         803
     Construction work in progress             1,330        6,130          -        -       7,460
                                            --------      -------     ------  -------    --------
     Utility plant - gas                     774,247       70,700      9,944        -     835,003
     Gas stored underground - long-term        5,027            -          -        -       5,027
                                            --------      -------     ------  -------    --------
       Total utility property, plant and
        equipment (including intangibles)   $779,274      $70,700     $9,944  $     0    $840,030
                                            ========      =======     ======  =======    ========

Non-utility:
     Land                                   $    125      $     -     $    -  $     -    $    125
     Structures                                1,002            -          -        -       1,002
     Storage tanks                             2,202            -          -        -       2,202
     GELP conversion burners                     252            -        252        -           -
     Subsidiaries' property                   41,048          955        134   (2,434)     39,435
                                            --------      -------     ------  -------    --------
       Total non-utility property,
        plant and equipment                 $ 44,629      $   955     $  386  $(2,434)   $ 42,764
                                            ========      =======     ======  =======    ========

___________________

*Includes transfers and reclassifications.
                                                   -62-

                                      NORTHWEST NATURAL GAS COMPANY
                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                       YEAR ENDED DECEMBER 31, 1992
                                          (Thousands of Dollars)

                                          Balance at                                      Balance
                                           Beginning    Additions   Retire-    Other     at End of
Classification                             of Period     at Cost     ments    Changes*    Period
- -------------------------------------------------------------------------------------------------
Utility - gas:
   Intangibles                             $     39      $    -     $   -     $     -   $     39
   Land and land rights                       6,360         516         -           -      6,876
   Structures and improvement                13,527       1,336         -           -     14,863
   Generating plant equipment                   388           -         -           -        388
   Distribution                             355,706      27,778       755           2    382,731
   Customers' installations                 245,917      24,123     1,713          (2)   268,325
   General equipment                         42,376       4,325     1,028           -     45,673
   Holders                                   51,480         482         -           -     51,962
   Petroleum gas equipment (butane plant)         3           -         -           -          3
   Natural gas equipment (gate stations
    and mixing equipment)                     1,246           2       (6)           -      1,254
   Property held for future use                   -         803         -           -        803
   Construction work in progress                  -       1,330         -           -      1,330
                                           --------     -------    ------    --------   --------
   Utility plant - gas                      717,042      60,695     3,490           -    774,247
   Gas stored underground - long-term         5,027           -         -           -      5,027
                                           --------     -------    ------    --------   --------
       Total utility property,
        plant and equipment
        (including intangibles)            $722,069     $60,695    $3,490     $     -   $779,274
                                           ========     =======    ======    ========   ========
Non-utility:
   Land                                    $    125      $    -     $   -     $     -   $    125
   Structures                                 1,002           -         -           -      1,002
   Storage tanks                              2,202           -         -           -      2,202
   GELP conversion burners                      276           -        24           -        252
   Subsidiaries' property                    47,660       8,743     3,502     (11,853)    41,048
                                           --------     -------    ------    --------   --------
       Total non-utility property,
         plant and equipment               $ 51,265     $ 8,743    $3,526    $(11,853)  $ 44,629
                                           ========     =======    ======    ========   ========

_____________________

*Includes write-down of cogeneration plant, transfers and reclassifications.
                                                   -63-

                                      NORTHWEST NATURAL GAS COMPANY
                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                       YEAR ENDED DECEMBER 31, 1991
                                          (Thousands of Dollars)

                                          Balance at                                      Balance
                                           Beginning    Additions   Retire-    Other     at End of
Classification                             of Period     at Cost     ments    Changes*    Period
- -------------------------------------------------------------------------------------------------
Utility - gas:
   Intangibles                              $     39      $    -    $   -     $     -   $     39
   Land and land rights                        6,007         353        -           -      6,360
   Structures and improvement                 12,605         965        -         (43)    13,527
   Generating plant equipment                    388           -        -           -        388
   Distribution                              333,860      23,354    1,515           7    355,706
   Customers' installations                  223,624      23,583    1,281          (9)   245,917
   General equipment                          34,590       9,267    1,478          (3)    42,376
   Holders                                    48,909       2,559       35          47     51,480
   Petroleum gas equipment (butane plant)          9           -        6           -          3
   Natural gas equipment (gate stations
    and mixing equipment)                      1,237          35       27           1      1,246
   Construction work in progress               2,369      (2,369)       -           -         --
                                            --------     -------   ------    --------   --------
   Utility plant - gas                       663,637      57,747    4,342           -    717,042
   Gas stored underground - long-term          5,027           -        -           -      5,027
                                            --------     -------   ------    --------   --------
       Total utility property, plant and
        equipment (including intangibles)   $668,664     $57,747   $4,342     $     -   $722,069
                                            ========     =======   ======    ========   ========
Non-utility:
   Land                                     $    125      $    -    $   -     $     -   $    125
   Structures                                  1,002           -        -           -      1,002
   Storage tanks                               2,202           -        -           -      2,202
   GELP conversion burners                       307           -       31           -        276
   Subsidiaries' property                     66,680       5,181       23     (24,178)    47,660
                                            --------     -------   ------    --------   --------
       Total non-utility property,
        plant and equipment                 $ 70,316     $ 5,181   $   54    $(24,178)  $ 51,265
                                            ========     =======   ======    ========   ========

______________________

*Includes write-down of cogeneration plant, transfers and reclassifications.
                                                   -64-

                                      NORTHWEST NATURAL GAS COMPANY
                          SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                              AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                               YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          (Thousands of Dollars)

                                                    Additions
                                      Balance at   Charged to                            Balance
                                       Beginning    Costs and    Retire-      Other     at End of
                                       of Period    Expenses      ments     Changes*    P1eriod
- --------------------------------------------------------------------------------------------------
Year ended December 31, 1993
- - accumulated depreciation**
     Utility - gas                     $233,385      $31,697    $ 9,944    $   144     $255,282
     Non-utility - parent                 2,343            -        252        160        2,251
     Non-utility - subsidiary            13,137        7,986        134     (2,594)      18,395
                                       --------      -------    -------    -------     --------

           Total                       $248,865      $39,683    $10,330    $(2,290)    $275,928
                                       ========      =======    =======    =======     ========

Year ended December 31, 1992
- - accumulated depreciation**
     Utility - gas                     $207,165      $29,726     $3,490    $   (16)    $233,385
     Non-utility - parent                 2,117            -         24        250        2,343
     Non-utility - subsidiary            11,044        3,309      2,179        963       13,137
                                       --------      -------     ------    -------     --------

           Total                       $220,326      $33,035     $5,693    $ 1,197     $248,865
                                       ========      =======     ======    =======     ========
Year ended December 31, 1991
- - accumulated depreciation**
     Utility - gas                     $183,404      $28,718     $4,342    $  (615)    $207,165
     Non-utility - parent                 1,946            -         20        191        2,117
     Non-utility - subsidiary             8,077        4,905         23     (1,915)      11,044
                                       --------      -------     ------    -------     --------

           Total                       $193,427      $33,623     $4,385    $(2,339)    $220,326
                                       ========      =======     ======    =======     ========

_____________________

*Includes write-down of cogeneration plant, plus removal costs, less salvage credits.

**Accumulated depreciation is maintained for all tangible property, operating and non-operating.
                                                   -65-

                                      NORTHWEST NATURAL GAS COMPANY
                                   SCHEDULE IX - SHORT-TERM BORROWINGS
                               YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          (Thousands of Dollars)

                                                                                      Weighted
                                           Weighted                      Average       Average
                                            Average       Maximum        (Daily)       (Daily)
                               Balance   Interest Rate    Amount       Outstanding    Interest
                               at End      at End of    Outstanding      During      Rate During
                              of Period    of Period   at Month End      Period        Period
- -----------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
  Commercial Paper            $72,548         3.4%       $81,015         $39,965         3.3%
  Bank Borrowings                   -            -             -         $     7         3.8%
  Other Borrowings                  -            -             -         $    66         8.9%


Year ended December 31, 1992:
  Commercial Paper            $46,335         3.7%       $96,259         $55,840         3.9%
  Bank Borrowings                   -            -       $ 4,500         $    52         4.7%
  Other Borrowings            $   774         9.0%       $   774         $    34         9.0%


Year ended December 31, 1991:
  Commercial Paper            $88,619         5.2%       $88,619         $58,374         6.3%



The weighted average interest rate during each year is computed by dividing the interest expense during the period by the average daily debt balance.
                                                   -66-

                                      NORTHWEST NATURAL GAS COMPANY
                         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                               YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          (Thousands of Dollars)
                                                           1993          1992        1991
- ---------------------------------------------------------------------------------------------
Taxes other than federal income and state excise taxes:

   Ad valorem                                            $13,974       $11,509      $10,551

   Business and franchise taxes and license fees           7,533         5,770        6,419

   Payroll                                                 2,878         2,623        2,684

   Other                                                     936           810          961

   Miscellaneous subsidiary taxes                            240           153          489
                                                         -------       -------      -------

        Total                                            $25,561       $20,865      $21,104
                                                         =======       =======      =======


Maintenance and repairs, depreciation and amortization are reported on Statements of Income.
Advertising costs are insignificant.
                                                   -67-

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                 PART III

      (Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions.)

           Information called for by Part III (Items 10., 11.,
12. and 13.) is incorporated herein by reference to the Company's definitive proxy statement, "Item (1) - Election of Directors, Executive Compensation and Compensation Pursuant to Certain Plans." See the Additional Item included in Part I for information concerning executive officers of the Company.


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

           1.   A list of all Financial Statements and
                Supplementary Schedules is incorporated by reference to Item 8.

           2.   List of Exhibits filed:

                *(3a.) Restated Articles of Incorporation, as filed and effective June 24, 1988 and amended December 8, 1992 and December 1, 1993 (incorporated herein by reference to Exhibit 4(a) to File No. 33-51271).

                (3b.)      Bylaws as amended December 16, 1993.

                *(4a.) Copy of Mortgage and Deed of Trust, dated as of July 1, 1946, to Bankers Trust and R. G. Page (to whom Stanley Burg is now successor), Trustees (incorporated herein by reference to
                           Exhibit 7(j) in File No. 2-6494); and
                           copies of Supplemental Indentures
                           Nos. 1 through 14 to the Mortgage and
                           Deed of Trust, dated respectively, as
                           of June 1, 1949, March 1, 1954,
                           April 1, 1956, February 1, 1959,
                                    68-
                           July 1, 1961, January 1, 1964,
                           March 1, 1966, December 1, 1969,
                           April 1, 1971, January 1, 1975,
                           December 1, 1975, July 1, 1981,
                           June 1, 1985 and November 1, 1985
                           (incorporated herein by reference to
                           Exhibit 4(d) in File No. 33-1929);
                           Supplemental Indenture No. 15 to the
                           Mortgage and Deed of Trust, dated as
                           of July 1, 1986 (filed as Exhibit
                           (4)(c) in File No. 33-24168);
                           Supplemental Indentures Nos. 16, 17
                           and 18 to the Mortgage and Deed of
                           Trust, dated, respectively, as of
                           November 1, 1988, October 1, 1989 and
                           July 1, 1990 (incorporated herein by
                           reference to Exhibit (4)(c) in File
                           No. 33-40482);  and Supplemental
                           Indenture No. 19 to the Mortgage and
                           Deed of Trust (incorporated herein by
                           reference to Exhibit 4(c) in File No.
                           33-64014).

                (4a.(1))   Copy of Supplemental Indenture No. 20
                           to the Mortgage and Deed of Trust,
                           dated as of June 1, 1993.

                *(4d.)     Copy of Indenture, dated as of
                           June 1, 1991, between the Company and
                           Bankers Trust Company, Trustee,
                           relating to the Company's Unsecured
                           Medium-Term Notes (incorporated
                           herein by reference to Exhibit 4(e)
                           in File No. 33-64014).

                (4e.)      Officers' Certificate dated June 12,
                           1991 creating Series A of the
                           Company's Unsecured Medium-Term
                           Notes.

                (4f.)      Officers' Certificate dated June 18,
                           1993 creating Series B of the
                           Company's Unsecured Medium-Term
                           Notes.

                (10j.)     Transportation Agreement, dated
                           June 29, 1990, between the Company
                           and Northwest Pipeline Corporation.

                *(10j.(1)) Replacement Firm Transportation
                           Agreement, dated July 31, 1991,
                           between the Company and Northwest
                           Pipeline Corporation (incorporated
                           herein by reference to Exhibit
                           (10j.(2)) to Form 10-K for 1992, File
                                   -69-
                           No. 0-994).

                (10j.(2))  Firm Transportation Service
                           Agreement, dated November 10, 1993,
                           between the Company and Pacific Gas
                           Transmission Company.

                (11)       Statement re computation of fully-
                           diluted per share earnings.

                (12)       Statement re computation of ratios.

                (23)       Independent Auditors' Consent.


           Executive Compensation Plans and Arrangements:
           ----------------------------------------------

                *(10a.)    Employment agreement, dated
                           October 27, 1983, between the Company
                           and an executive officer
                           (incorporated herein by reference to
                           Exhibit (10a.) to Form 10-K for 1989,
                           File No. 0-994).

                *(10b.)    Executive Supplemental Retirement
                           Income Plan, 1989 Republication,
                           effective January 1, 1989
                           (incorporated herein by reference to
                           Exhibit (10b.) to Form 10-K for 1988,
                           File No. 0-994).

                *(10c.)    1985 Stock Option Plan, as amended
                           effective January 1, 1987
                           (incorporated herein by reference to
                           Exhibit (10c.) to Form 10-K for 1992,
                           File No. 0-994).

                *(10e.) Executive Deferred Compensation Plan, 1990 Restatement, effective
                           January 1, 1990 (incorporated herein
                           by reference to Exhibit (10e.) to
                           Form 10-K for 1990, File No. 0-994).

                *(10e.-1)  Amendment No. 1 to Executive Deferred
                           Compensation Plan (incorporated by
                           reference to Exhibit (10e.-1) to Form
                           10-K for 1991, File No. 0-994).

                *(10f.) Directors Deferred Compensation Plan, 1988 Restatement, effective
                           January 1, 1988 (incorporated herein
                           by reference to Exhibit (10g.) to
                           Form 10-K for 1987, File No. 0-994).
                                   -70-
                *(10g.)    Form of Indemnity Agreement as
                           entered into between the Company and
                           each director and executive officer
                           (incorporated herein by reference to
                           Exhibit (10g.) to Form 10-K for 1988,
                           File No. 0-994).

                *(10i.)    Non-Employee Directors Stock
                           Compensation Plan, as amended effective
                           July 1, 1991 (incorporated herein by
                           reference to Exhibit (10i.) to Form 10-K for 1991, File No. 0-994).

                *(10k.)    Executive Annual Incentive Plan,
                           effective March 1, 1990, as amended
                           effective January 1, 1992 (incorporated
                           herein by reference to Exhibit (10k.) to Form 10-K for 1991, File No. 0-994).

                *(10l.) Employment agreement dated November 27, 1989, between the Company and an executive officer (incorporated herein by reference to Exhibit (10l.) to Form 10-K for 1991, File No. 0-994).


                The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

      (b)  Reports on Form 8-K.

           No Current Reports on Form 8-K were filed during the quarter ended December 31, 1993.


[FN]
___________________________________


      *Incorporated herein by reference as indicated.
                                     -71-

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTHWEST NATURAL GAS COMPANY

Date:  March 28, 1994                     By   /s/ Robert L. Ridgley
      -----------------------                  -----------------------------
                                               Robert L. Ridgley, President
                                               and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
   SIGNATURE                   TITLE                         DATE
   ---------                   -----                         ----
/s/ Robert L. Ridgley      Principal Executive Officer      March 28, 1994
- ----------------------      and Director
Robert L. Ridgley
President and Chief Executive Officer

/s/ Bruce R. DeBolt        Principal Financial Officer      March 28, 1994
- ---------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

/s/ D. James Wilson        Principal Accounting Officer     March 28, 1994
- -----------------------
D. James Wilson
Treasurer and Controller

/s/ Mary Arnstad           Director  )
- ----------------------               )
Mary Arnstad                         )
                                     )
/s/ Thomas E. Dewey, Jr.   Director  )
- ------------------------             )
Thomas E. Dewey, Jr.                 )
                                     )
/s/ Tod R. Hamachek        Director  )
- ------------------------             )
Tod R. Hamachek                      )
                                     )
/s/ Richard B. Keller      Director  )
- ------------------------             )
Richard B. Keller                    )
                                     )
/s/ Wayne D. Kuni          Director  )
- ------------------------             )
Wayne D. Kuni                        )
                                     )
/s/ Dwight A. Sangrey      Director  )                      March 28, 1994
- ------------------------             )
Dwight A. Sangrey                    )
                                     )
/s/ Melody C. Teppola      Director  )
- ------------------------             )
Melody C. Teppola                    )
                                     )
/s/ Russell F. Tromley     Director  )
- ------------------------             )
Russell F. Tromley                   )
                                     )
/s/ Benjamin R. Whiteley   Director  )
- ------------------------             )
Benjamin R. Whiteley                 )
                                     )
                           Director  )
- ------------------------             )
William R. Wiley                     )
                                     )
/s/ Carlton Woodard        Director  )
- ------------------------             )
Carlton Woodard                      )

                                      -72-
