Form 10-Q
period 1994-03-31
NORTHWEST NATURAL GAS CO
filed 1994-04-28
CIK 73020

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1994


                                    OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


Commission file number     0-994


                       NORTHWEST NATURAL GAS COMPANY
            (Exact name of registrant as specified in its charter)


             Oregon                            93-0256722
   (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)           Identification No.)


   220 N. W. Second Avenue, Portland, Oregon       97209
   (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code     (503) 226-4211

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock (or class convertible into common stock) as of the close of the period covered by this report:

    Common Stock, $3 1/6 par value -- 13,243,893 shares
         Convertible Preference Stock, $2.375 Series -- 64,680 shares

                       NORTHWEST NATURAL GAS COMPANY

                              March 31, 1994

                      Summary of Information Reported



The registrant submits herewith the following information:



                      PART I.  FINANCIAL INFORMATION
                                                          Page
Item 1.  Financial Statements                            Number
                                                         -------
    (1)  Condensed Consolidated Statements of Income
         for the three-month periods ended March 31,
         1994 and 1993, and Consolidated Statements
         of Earnings Invested in the Business for the
         three month periods ended March 31, 1994
         and 1993.                                          3

    (2)  Condensed Consolidated Balance Sheets at
         March 31, 1994 and 1993 and December 31,
         1993.                                              4

    (3)  Consolidated Statements of Cash Flows for
         the three month periods ended March 31,
         1994 and 1993.                                     5

    (4)  Consolidated Statements of Capitalization
         at March 31, 1994 and 1993 and December 31,
         1993.                                              6

    (5)  Notes to Condensed Consolidated Financial
         Statements.                                        7

         Independent Accountants' Report                    8

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                          9



                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                  18

Signatures                                                 18
                                      -2-

                         NORTHWEST NATURAL GAS COMPANY
                         PART I.  FINANCIAL INFORMATION
                (1)  Condensed Consolidated Statements of Income
                     (Thousands, Except Per Share Amounts)

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                   1994      1993
                                                 --------   -------
Net Operating Revenues:
   Operating revenues. . . . . . . . . . . . . . $128,534   $128,714
   Cost of sales . . . . . . . . . . . . . . . .   56,209     46,598
                                                 --------   --------
       Net operating revenues  . . . . . . . . .   72,325     82,116
                                                 --------   --------
Operating Expenses:
   Operations and maintenance. . . . . . . . . .   17,856     18,740
   Taxes other than income taxes . . . . . . . .    8,053      7,978
   Depreciation, depletion and amortization. . .    9,108      8,982
                                                 --------   --------
       Total operating expenses. . . . . . . . .   35,017     35,700
                                                 --------   --------
Income from Operations . . . . . . . . . . . . .   37,308     46,416
                                                 --------   --------
Other Income (Expense) . . . . . . . . . . . . .       71     (1,230)
                                                 --------   --------
Interest Charges - net . . . . . . . . . . . . .    6,177      6,357
                                                 --------   --------
Income Before Income Taxes . . . . . . . . . . .   31,202     38,829
Income Taxes . . . . . . . . . . . . . . . . . .   12,422     14,176
                                                 --------   --------
Net Income                         . . . .         18,780     24,653
   Preferred and preference stock dividend
    requirements . . . . . . . . . . . . . . . .      740        956
                                                 --------   --------
Earnings Applicable to Common Stock. . . . . . . $ 18,040   $ 23,697
                                                 ========   ========

Average Common Shares Outstanding. . . . . . . .   13,209     12,997

Primary Earnings Per Share of Common Stock . . .    $1.37      $1.82

Fully-Diluted Earnings Per Share of Common
 Stock. . . .                                       $1.32      $1.76

Dividends Per Share of Common Stock. . . . . . .    $0.44      $0.43

See accompanying Notes to Condensed Consolidated Financial Statements.

=====================================================================

          Consolidated Statements of Earnings Invested in the Business
                (Thousands, Three Month Periods Ended March 31)

                                                   1994      1993
                                                 --------   -------
Balance at Beginning of Period . . . . . . . . .$ 88,497  $ 77,690
   Net Income. . . . . . . . . . . . . . . . . .  18,780    24,653
   Cash dividends:
       Preferred and preference stock. . . . . .    (781)     (844)
       Common stock. . . . . . . . . . . . . . .  (5,803)   (5,581)
   Foreign currency translation adjustment . . .      70      (145)
                                                --------  --------
Balance at End of Period . . . . . . . . . . . .$100,763  $ 95,773
                                                ========  ========
See accompanying Notes to Condensed Consolidated Financial Statements.

                                     - 3 -

                         NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                   (2) Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                Mar. 31,   Mar. 31,   Dec. 31,
                                                  1994       1993       1993
                                                --------   --------   --------
Assets:
Plant and Property in Service:
  Utility plant in service . . . . . . .        $857,970   $792,539   $840,030
  Less accumulated depreciation. . . . .         262,152    239,867    255,282
                                                --------   --------   --------
     Utility plant - net . . . . . . . .         595,818    552,672    584,748

  Non-utility property . . . . . . . . .          45,100     45,397     42,764
  Less accumulated depreciation and
   depletion . . . . . . . . . . . . . .          21,607     16,934     20,646
                                                --------   --------   --------
     Non-utility property - net. . . . .          23,493     28,463     22,118
                                                --------   --------   --------
     Total plant and property in service         619,311    581,135    606,866
                                                --------   --------   --------
Investments and Other:
  Investments. . . . . . . . . . . . . .          31,345     31,139     32,818
  Restricted cash and long-term notes
   receivable. . . . . . . . . . . . . .           1,347      7,512      1,756
                                                --------   --------   --------
     Total investments and other . . . .          32,692     38,651     34,574
                                                --------   --------   --------
Current Assets:
  Cash and cash equivalents. . . . . . .           5,909      4,802      4,198
  Accounts receivable - net. . . . . . .          39,125     37,019     43,972
  Accrued unbilled revenue . . . . . . .          11,906     10,036     25,890
  Inventories of gas, materials and
   supplies. . . . . . . . . . . . . . .           6,653      8,106     16,838
  Prepayments and other current assets .          13,037      6,628     16,412
                                                --------   --------   --------
     Total current assets  . . . . . . .          76,630     66,591    107,310
                                                --------   --------   --------
Other Regulatory Tax Credits . . . . . .          62,130     63,273     62,130
Deferred Debits and Other. . . . . . . .          38,030     31,136     38,156
                                                --------   --------   --------
     Total Assets. . . . . . . . . . . .        $828,793   $780,786   $849,036
                                                ========   ========   ========
Capitalization and Liabilities:
Capitalization:
  Common stock . . . . . . . . . . . . .        $172,208   $165,262   $170,068
  Earnings invested in the business. . .         100,763     95,773     88,497
                                                --------   --------   --------
     Total common stock equity . . . . .         272,971    261,035    258,565

  Preference stock . . . . . . . . . . .          26,617     26,716     26,633
  Redeemable preferred stock . . . . . .          17,033     19,169     17,041
  Long-term debt . . . . . . . . . . . .         272,330    253,756    272,931
                                                --------   --------   --------
     Total capitalization. . . . . . . .         588,951    560,676    575,170
                                                --------   --------   --------
Current Liabilities:
  Notes payable. . . . . . . . . . . . .          35,585     25,106     72,548
  Accounts payable . . . . . . . . . . .          31,578     30,733     44,318
  Long-term debt due within one year . .               -      2,138          -
  Taxes accrued. . . . . . . . . . . . .           6,967      8,066      6,757
  Interest accrued . . . . . . . . . . .           6,913      7,375      4,438
  Other current and accrued liabilities.          10,470      9,757     10,180
                                                --------   --------   --------
     Total current liabilities . . . . .          91,513     83,175    138,241
                                                --------   --------   --------
Deferred Investment Tax Credits. . . . .          13,980     14,958     14,567
Deferred Income Taxes. . . . . . . . . .         114,127    104,626    104,300
Regulatory Balancing Accounts and Other.          20,222     17,351     16,758
                                                --------   --------   --------
     Total Capitalization and Liabilities . . . $828,793   $780,786   $849,036
                                                ========   ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                     - 4 -

                         NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                   (3)  Consolidated Statements of Cash Flows
                             (Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1994      1993
                                                      --------   -------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . .      $ 18,780  $ 24,653
  Adjustments to reconcile net income to net cash
   provided by (used for) operations:
     Depreciation, depletion and amortization. . . .     9,108     8,982
     Deferred income taxes and investment tax
      credits . . . .                                    9,240     5,779
     Equity in losses of unconsolidated affiliates .     1,099     1,202
     Allowance for funds used during construction
      and capitalized interest . . . . . . . . . . .       (61)      (15)
     Regulatory balancing accounts and other - net .     3,590    (3,141)
  Changes in current operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . .     4,847    (4,011)
     Accrued unbilled revenue. . . . . . . . . . . .    13,984    10,702
     Inventories of gas, materials and supplies. . .    10,185     7,691
     Accounts payable. . . . . . . . . . . . . . . .   (12,740)   (9,549)
     Accrued interest and taxes. . . . . . . . . . .     2,685     3,859
     Other current operating assets and liabilities.     3,665     1,962
                                                      --------  --------
       Cash Provided By Operating Activities . .        64,382    48,114
                                                      --------  --------
Investing Activities:
  Acquisition and construction of utility plant
   assets. . . . . . . . . . . . . . . . . . . . . .  (19,132)  (14,520)
  Investment in non-utility plant. . . . . . . . . .   (2,360)     (544)
  Investments and other. . . . . . . . . . . . . . .      783       483
                                                     --------  --------
       Cash Used In Investing Activities . . . . . .  (20,709)  (14,581)
                                                     --------  --------
Financing Activities:
  Common stock issued. . . . . . . . . . . . . . . .    1,523     1,364
  Preferred stock retired. . . . . . . . . . . . . .       (8)   (9,049)
  Long-term debt retired . . . . . . . . . . . . . .        -       (10)
  Change in short-term debt. . . . . . . . . . . . .  (36,963)  (22,003)
  Cash dividend payments:
     Preferred and preference stock. . . . . . . . .     (781)     (844)
     Common stock. . . . . . . . . . . . . . . . . .   (5,803)   (5,581)
  Foreign currency translation adjustment. . . . . .       70      (145)
                                                     --------  --------
       Cash Used in Financing Activities . . . . . .  (41,962)  (36,268)
                                                     --------  --------
Increase (Decrease) In Cash and Cash Equivalents . .    1,711    (2,735)

Cash and Cash Equivalents - Beginning of Period. .      4,198     7,537
                                                     --------  --------
Cash and Cash Equivalents - End of Period. . . . . . $  5,909  $  4,802
                                                     ========  ========
============================================================================
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . .   $  3,541  $  5,645
     Income Taxes. . . . . . . . . . . . . . . . . . $  2,000  $  2,000

See accompanying Notes to Condensed Consolidated Financial Statements.

                                     - 5 -

                                      NORTHWEST NATURAL GAS COMPANY

                                     PART I.  FINANCIAL INFORMATION
                              (4) Consolidated Statements of Capitalization
                                    (Thousands, except share amounts)

                                Mar. 31, 1994 Mar. 31, 1993 Dec. 31, 1993
- -----------------------------------------------------------------------
COMMON STOCK EQUITY:
   Common stock - par value
    $3-1/6 per share . . . . . $ 41,939       $ 41,237      $ 41,728
   Premium on common stock . .  130,269        124,025       128,340
   Earnings invested in
    business . . .              100,763         95,773        88,497
                               --------       --------      --------
     Total common stock equity  272,971  46%   261,035  47%  258,565  45%
                               -------- ----  -------- ---- -------- ----
PREFERENCE STOCK:
   $2.375 Series, convertible,
     stated value $25 per share.  1,617          1,716         1,633
   $6.95 Series, stated value
     $100 per share. . . . . . . 25,000         25,000        25,000
                               --------       --------      --------
     Total preference stock. . . 26,617   5%    26,716   5%   26,633   5%
                               -------- ----  -------- ---- -------- ----
REDEEMABLE PREFERRED STOCK, stated
 value $100 per share:
   $4.68  Series . . . . . . . .    922          1,121           930
   $4.75  Series . . . . . . . .  1,111          1,136         1,111
   $6.875 Series . . . . . . . .      -          1,912             -
   $7.125 Series . . . . . . . . 15,000              -        15,000
   $8.75  Series . . . . . . . .      -         15,000             -
                               --------       --------      --------
     Total redeemable
      preferred stock. . . . . . 17,033   3%    19,169   3%   17,041   3%
                               -------- ----  -------- ---- -------- ----
LONG-TERM DEBT:
   First Mortgage Bonds
   --------------------
     8-5/8% Series due 1996. . .      -         11,658             -
     9-3/8% Series due 2011. . .      -         46,000             -
     9-3/4% Series due 2015. . . 50,000         50,000        50,000
     9.80%  Series due 2018. . .      -         24,938             -
     9-1/8% Series due 2019. . . 25,000         25,000        25,000
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     4.80% Series A due 1996 . .  5,000              -         5,000
     7.38% Series A due 1997 . . 20,000         20,000        20,000
     7.69% Series A due 1999 . . 10,000         10,000        10,000
     5.96% Series B due 2000 . .  5,000              -         5,000
     5.98% Series B due 2000 . .  5,000              -         5,000
     8.05% Series A due 2002 . . 10,000         10,000        10,000
     6.40% Series B due 2003 . . 20,000              -        20,000
     6.34% Series B due 2005 . .  5,000              -         5,000
     6.38% Series B due 2005 . .  5,000              -         5,000
     6.45% Series B due 2005 . .  5,000              -         5,000
     6.50% Series B due 2008 . .  5,000              -         5,000
     9.05% Series A due 2021 . . 10,000         10,000        10,000
     7.25% Series B due 2023 . . 20,000              -        20,000
     7.50% Series B due 2023 . .  4,000              -         4,000
     7.52% Series B due 2023 . . 11,000              -        11,000
   Unsecured:
     4.90% Series A due 1996 . . 10,000              -        10,000
     8.69% Series A due 1996 . .  5,000          5,000         5,000
     7.40% Series A due 1997 . .  5,000          5,000         5,000
     8.93% Series A due 1998 . .  5,000          5,000         5,000
     8.95% Series A due 1998 . . 10,000         10,000        10,000
     8.47% Series A due 2001 . . 10,000         10,000        10,000
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012. . . 12,330         13,298        12,931
                               --------       --------      --------
                                272,330        255,894       272,931
Less long-term debt due
 within one-year . . . . . . . .      -          2,138             -
                               --------       --------      --------
     Total long-term debt..     272,330  46%   253,756  45%  272,931  47%
                               -------- ----  -------- ---- -------- ----
     TOTAL CAPITALIZATION..    $588,951 100%  $560,676 100% $575,170 100%
                               ======== ====  ======== ==== ======== ====
- ------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                  - 6 -
                       NORTHWEST NATURAL GAS COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.        Basis of financial statements

          The information presented in the condensed consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the three-month periods ended March 31, 1994 and 1993 are not indicative of the results for a full year.

          Certain amounts from prior years have been reclassified to conform with the 1994 presentation.

2.        Contingencies

          See discussion of environmental matters in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1993 Annual Report on
Form 10-K.

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------


Northwest Natural Gas Company
Portland, Oregon


We have made a review of the accompanying condensed consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of income, earnings invested in the business, and cash flows for the three-month periods ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Northwest Natural Gas Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, earnings invested in the business, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 1994 (which includes an explanatory paragraph relating to a change in the method of accounting for income taxes and other postretirement benefits), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche
DELOITTE & TOUCHE

April 28, 1994

                       NORTHWEST NATURAL GAS COMPANY

                      PART I.  FINANCIAL  INFORMATION


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

          Northwest Natural Gas Company's (Northwest Natural) consolidated wholly-owned subsidiaries consist of Oregon Natural Gas Development Corporation (Oregon Natural); NNG Energy Systems, Inc. (Energy Systems); NNG Financial Corporation (Financial Corporation); and Pacific Square Corporation (Pacific Square) (see "Subsidiary Operations" below and Note 2, "Notes to the Consolidated Financial Statements" in the Company's 1993 Annual Report on Form 10-K). Together, Northwest Natural and these subsidiaries are referred to herein as the "Company."

          The following is management's assessment of the Company's financial condition including the principal factors that impact results of operations. The discussion refers to the consolidated activities of the Company for the three months ended
March 31, 1994, and 1993.

Earnings and Dividends
- ----------------------

          The Company earned $1.37 per share for its first quarter ended March 31, 1994, compared to $1.82 per share in last year's first quarter. The Company earned $1.39 per share from utility operations in the first quarter of 1994, compared to $1.86 per share in the same period in 1993.

          The lower first quarter 1994 earnings resulted primarily from warmer weather. Weather conditions in the Company's service territory were 16 percent warmer in the first quarter of 1994 compared to the same period in 1993.

          The Company estimates that the weather-related reduction in margin revenues during the first quarter was equivalent to about 24 cents per share as compared to a March quarter with average weather, and about 68 cents per share as compared to actual conditions during the colder-than-average first quarter of 1993. These estimates are derived from the Company's internal planning model. The model calculates expected sales to, and revenues from, residential and commercial customers for "base usage," representing gas use for water heaters, ranges, and other appliances not sensitive to outside temperatures. The model also calculates expected sales to, and revenues from, these customers for "heat sensitive" usage, primarily furnaces, as a function of heating degree days (the difference between 65 degrees and the average of a day's high and low temperature).
The model then estimates the earnings effect of the difference between expected sales and revenues under actual temperature conditions, and expected sales and revenues under average weather conditions.

          Dividends paid on common stock were $0.44 per share for the three-month period ended March 31, 1994 compared to $0.43 for the same period in 1993. In April 1994, the Board of Directors of the Company declared a quarterly dividend of $0.44 per share on its common stock, payable May 16, 1994, to shareholders of record on April 29, 1994. The current indicated annual dividend rate is $1.76 per share.

Results of Operations
- ---------------------
     Comparison of Gas Utility Operations
     ------------------------------------

          The following table summarizes the composition of gas utility volumes and revenues:

                                                Three Months
                                               Ended March 31,
                                              -----------------
                                              1994       1993
                                              ----       ----
Gas Sales and Transportation
 Deliveries - Therms (000's):
         Residential and commercial sales. . 194,241    218,756

         Unbilled volumes. . .  .            (24,222)   (21,070)
                                              -------   -------
              Weather-sensitive volumes . .   170,019   197,686
         Industrial firm sales . . . . . . .   23,443    23,850
         Industrial interruptible sales. . .   23,628     9,254
                                              -------   -------
             Total gas sales. . .             217,090   230,790
         Transportation deliveries . . . . .   88,849   123,313
                                              -------   -------
         Total volumes sold and delivered. .  305,939   354,103
                                              =======   =======

Utility Operating Revenues - Dollars (000's):
         Residential and commercial sales
          revenues . . . . . . . . . . . . . $118,417  $117,658
         Unbilled revenues . . . . . . . . .  (13,985)  (10,701)
                                             --------  --------
              Weather-sensitive revenues. .   104,432   106,957
         Industrial firm sales revenues. . .   10,161     8,971
         Industrial interruptible sales
          revenues . . . . . . . . . . . . .    7,049     2,911
                                             --------  --------
             Total gas sales revenues. . .    121,642   118,839
         Transportation revenues . . . . . .    3,466     5,496
         Other revenues. . . . . . . . . . .      235     1,481
                                             --------  --------
         Total utility operating revenues. . $125,343  $125,816
                                             ========  ========

Cost of gas. . . . . . . . . . . . . . . . . $ 56,209  $ 46,500
                                             ========  ========

Number of customers (end of period)  . . . . 377,100    358,200

                                  - 11 -
              Residential and Commercial
              --------------------------

              Typically, 75 percent or more of the Company's annual utility operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, shifts in temperatures from one period to the next will impact volumes of gas sold to these customers. Normal weather conditions are based upon a 20 year average measured by degree days.

              Weather conditions were 8 percent warmer than normal in the first quarter of 1994, and 16 percent warmer than the first quarter of 1993. The effect on revenues of the warmer weather was offset in part by increased revenues from the addition of 18,900 new customers, and in part by rate increases approved by the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC) in 1993 (see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1993 Annual Report on
Form 10-K). These factors combined to produce a 2 percent decrease in revenues from residential and commercial customers in the first quarter of 1994 compared to the same period in 1993, on therm deliveries to these customers which were 14 percent lower.

              The Company's residential and commercial customer growth continued at a rapid pace. The 18,900 residential and commercial customers added since March 31, 1993 represent a growth rate of 5.3 percent. In the three years ended
December 31, 1993, almost 52,500 of these customers have been added to the system, representing an average growth rate of 5.2 percent.

              Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the month, regardless of the meter reading date, in order to better match revenues with associated purchased gas costs.

              Industrial, Transportation and Other
              ------------------------------------

              The combined net operating revenue (margin) from industrial firm and interruptible sales and transportation customers increased by 3 percent from $11.6 million in the first quarter of 1993 to $12.0 million in the first quarter of 1994.

              Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 20 million therms, or 13 percent, lower in the first quarter of 1994 than in the same period of 1993. The volume reduction was due to a 12 million therm reduction in deliveries to an electric generation plant now served by a new natural gas pipeline which is a joint venture between Oregon Natural and Portland General Electric Company, and an 11 million therm reduction in deliveries to an industrial customer, previously served under a high-volume interruptible transportation agreement, that placed into service a bypass connection to Northwest Pipeline Corporation in October 1993.

              However, Northwest Natural's revenues from industrial deliveries were $3.3 million higher in the first quarter of 1994 than in the first quarter of 1993. The reason for this disparity is primarily in the 14 million therm increase in first quarter industrial interruptible sales and the concurrent 34 million therm reduction, or 28 percent, in transportation deliveries.
Since 1992, approximately half of Northwest Natural's transportation customers have switched to sales service. These customers, which have the option of purchasing natural gas from Northwest Natural or of purchasing gas directly from suppliers and transporting it on the systems of Northwest Natural and its pipeline suppliers for a fee, select the option which from time to time provides the lowest cost. The migration from transportation to sales tariffs by these customers was primarily due to the fact that, in 1993 and the first quarter of 1994, Northwest Natural's industrial sales tariffs were lower than the cost to these customers of purchasing and shipping their own gas. Since transportation charges typically are the same as the margin on an equivalent sale of gas, the increase in revenue attributable to the migration from transportation to sales tariffs was substantially offset by an increase in the cost of gas.

              Other revenues are primarily related to regulatory balancing accounts (see Note 1, "Notes to the Consolidated
Financial Statements" in the Company's 1993 Annual Report on
Form 10-K).

              Cost of Gas
              -----------

              The cost of gas sold during the first quarter of 1994 was 21 percent greater than in the same period of 1993. The primary contributing factor was a 26 percent increase in the cost of gas per therm, including purchased gas cost adjustments and net storage gas activity, which was partially offset by a 6 percent decrease in total volumes sold. Increased gas costs per therm resulted from higher market prices as well as higher demand charges from Northwest Pipeline Corporation, Northwest Natural's primary pipeline supplier, implemented by the pipeline pursuant to Federal Energy Regulatory Commission Order No. 636.

         Subsidiary Operations
         ---------------------

              The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                            1994        1993
                                            ----        ----
Consolidated Subsidiaries (Thousands):
- --------------------------------------
Net Operating Revenues . . . . . . . . .  $ 3,247    $ 2,800

Operating Expenses:
 Operations and maintenance. . . . . . . .  2,170       1,668
 Taxes other than income taxes . . . . . .     17          19
 Depreciation, depletion and
  amortization . . . . . . . . . . . . . .    985       1,230
                                          -------      -------
      Total Operating Expenses . . . . . .  3,172       2,917
                                          -------     -------
Income (Loss) from Operations. . . . . . .     75        (117)
Interest Charges and Other Expense . . . .    481       1,400
                                          -------     -------
Loss Before Income Taxes . . . . . . . . .   (406)     (1,517)

Income Tax Benefit . . . . . . . . . . . .    184         988
                                          -------      -------
Net Loss . . . . . . . . . . . . . . . .  $  (222)     $  (529)
                                          =======      =======

              Consolidated subsidiary results for the three months ended March 31, 1994 and 1993, were losses equivalent to $0.02 per share, and $0.04 per share, respectively. Results of operations for the individual subsidiaries for the first quarter of 1994, were net income of $0.4 million for Energy Systems; a net loss of $0.7 million for Financial Corporation; and net income of $0.1 million for Pacific Square. Oregon Natural realized neither a gain nor a loss for the first quarter of 1994.

              The following discussion summarizes operating expenses, other income(expense), and income taxes.

         Operating Expenses
         ------------------

              Operations and Maintenance
              --------------------------

              Operations and maintenance expenses were $0.9 million, or 5 percent, lower in the first quarter of 1994 compared to the same period in 1993. Utility expenses decreased $1.4 million primarily due to a $1.1 million decrease in accruals for estimated employee bonuses. Subsidiary expenses increased $0.5 million primarily due to production expenses related to Oregon Natural's Canadian operations.

              Depreciation, Depletion and Amortization
              ----------------------------------------

              Utility depreciation expense increased $0.3 million, or 5 percent, in the first quarter of 1994 compared to the first quarter of 1993, primarily due to additional utility plant in service.

              Subsidiary depreciation expense decreased $0.2 million in the first quarter of 1994 compared to the same period in 1993.
A non-recurring $0.3 million expense was recorded in the first quarter of 1993 for certain properties of Oregon Natural which were determined to be non-productive.

         Other Income (Expense)
         ---------------------

              Other income increased $1.3 million primarily as a result of a $0.7 million gain recorded upon the conclusion of the bankruptcy proceedings related to Agrico Cogeneration Corporation (Agrico), a subsidiary of Energy Systems, and the subsequent sale of Agrico's assets (see Part I, Item 3. and Part II, Item 8.,
Note 3, "Notes to the Consolidated Financial Statements" in the Company's 1993 Annual Report on Form 10-K).

         Income Taxes
         ------------

              The effective corporate income tax rates for the three months ended March 31, 1994, and 1993 were 40 percent, and 37 percent, respectively, which approximate the Company's statutory tax rates for these periods.

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

         Capital Structure
         -----------------

              The Company's long-term goal is to maintain a capital structure comprised of 40 to 45 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. The Company's capital structure was within these ranges at March 31, 1994. This target structure is managed by issuing new debt or equity securities. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Notes 4 and 6, "Notes to the Consolidated Financial Statements" in the Company's 1993 Annual Report on Form 10-K).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities was $16.3 million, or 34 percent, higher in the first quarter of 1994 compared to the same period in 1993, primarily due to differences in accounts receivable, unbilled revenue and deferred regulatory account balances which resulted due to weather fluctuations for the comparative periods.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Note 12, "Notes to the Consolidated
Financial Statements" in the Company's 1993 Annual Report on
Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first quarter of 1994, primarily related to system improvements and customer growth, totalled $19.1 million, up $4.6 million, or 32 percent, from the first quarter of 1993. The first quarter 1994 increase resulted largely from higher customer growth and system reconstruction. It also includes $1.6 million in expenditures related to a project initiated in 1993 to replace the existing customer information system, compared to expenditures of $0.9 million for this system in the first quarter of 1993. In the first quarter of 1994, non-utility expenditures were primarily for Canadian exploration and production totalling $1 million and improvements related to the Mist gathering system totalling $0.7 million. (See Part II, Item 7. Financial Condition, "Investing Activities," in the Company's 1993 Annual Report on Form 10-K.)

          Investments shown on the Consolidated Balance Sheets under "Investments and Other" for the first quarter of 1993 included a $5.5 million restricted cash deposit with a commercial bank which related to Pacific Square. This deposit was reclassified as a current asset in 1993 due to the pending sale of Pacific Square's primary real estate investments to which it relates. The sale of Pacific Square's investments, which is expected to close in 1994, is not expected to be at a loss to the Company.

          Financing Activities
          --------------------

          Cash Used in Financing Activities in the first quarter of 1994 totalled $42.0 million, up $5.7 million, or 16 percent, from the first quarter of 1993, due to a greater reduction in short-term notes payable in the first quarter of 1994 than in the corresponding quarter of 1993.

          In order to meet the Company's capital requirements for refinancing of short-term and long-term debt and for its ongoing construction program, the Company is considering the sale during 1994 of up to $30 million of long-term debt and up to 1.1 million shares of common stock. The timing of the sales will be dependent upon capital market conditions and the Company's need for the additional capital.

     Lines of Credit
     ---------------

               Northwest Natural has available through September 30, 1994, committed lines of credit totalling $80 million, consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1994, lines of credit with two commercial banks totalling $20 million, including $10 million committed and $10 million uncommitted. Financial Corporation's lines of credit are supported by the unconditional guaranty of Northwest Natural. There were no outstanding balances as of March 31, 1994 under either the Northwest Natural or the Financial Corporation bank lines.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue commercial paper which is supported by the bank lines discussed above. Financial Corporation's commercial paper is unconditionally guarantied by Northwest Natural (see Note 7, "Notes to the Consolidated Financial Statements" in the Company's 1993 Annual Report on Form 10-K).

     Ratio of Earnings to Fixed Charges
     ----------------------------------

          For the 12 months ended March 31, 1994, and 1993, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 2.94, and 2.44, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                        PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11 - Statement re: Computation of Per Share
Earnings.

     Exhibit 12 - Computation of Ratio of Earnings to Fixed
Charges.

     Exhibit 15 - Letter re: unaudited interim financial information.

(b)  Reports on Form 8-K

          No reports were filed by the Company on Form 8-K for the three month period ended March 31, 1994.


SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              NORTHWEST NATURAL GAS COMPANY
                              (Registrant)


Dated:  April 28, 1994        /s/ D. James Wilson
                              --------------------------------
                              D. James Wilson
                              Principal Accounting Officer,
                               Corporate Controller and Treasurer