Form 10-Q
period 1994-06-30
NORTHWEST NATURAL GAS CO
filed 1994-08-12
CIK 73020

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


(Mark One)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           June 30, 1994
                                 ------------------------------

                                    OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                          ----------------      ----------------

Commission file number    0-994
                        ---------

                  NORTHWEST NATURAL GAS COMPANY
- - ----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Oregon                                 93-0256722
- - -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


            220 N. W. Second Avenue, Portland, Oregon     97209
- - ----------------------------------------------------------------
        (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code  (503) 226-4211
                                                     -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                       ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock (or class convertible into common stock) as of the close of the period covered by this report:

         Common Stock, $3 1/6 par value -- 13,295,622 shares

         Convertible Preference Stock, $2.375 Series -- 63,480 shares

                       NORTHWEST NATURAL GAS COMPANY

                               June 30, 1994

                      Summary of Information Reported




The registrant submits herewith the following information:


                      PART I.  FINANCIAL INFORMATION


                                                           Page
Item 1.  Financial Statements                             Number
                                                          ------
   (1)   Consolidated Statements of Income for the
         three and six month periods ended
         June 30, 1994 and 1993 and Consolidated
         Statements of Earnings Invested in the
         Business for the six month periods ended
         June 30, 1994 and 1993.                             3

   (2)   Consolidated Balance Sheets at June 30,
         1994 and 1993 and December 31, 1993.                4

   (3)   Consolidated Statements of Cash Flows for
         the six month periods ended June 30, 1994
         and 1993.                                           6

   (4)   Consolidated Statements of Capitalization
         at June 30, 1994 and 1993 and December 31,
         1993.                                               7

   (5)   Notes to Consolidated Financial Statements.         8

         Independent Accountants' Report                     9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operation                                          10


                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            18

Item 6.  Exhibits and Reports on Form 8-K                   19

Signature                                                   20

                         NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                     (1)  Consolidated Statements of Income
                     (Thousands, Except Per Share Amounts)
                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                     ----------------   -----------------
                                      1994      1993      1994      1993
                                     -------   -------   --------   ------
Net Operating Revenues:
  Operating revenues                 $66,505   $61,789   $195,039  $190,503
  Cost of sales                       29,286    21,648     85,495    68,246
                                     -------   -------   --------  --------
     Net operating revenues           37,219    40,141    109,544   122,257
                                     -------   -------   --------  --------
Operating Expenses:
  Operations and maintenance          17,695    16,595     35,551    35,335
  Taxes other than income taxes        6,022     5,461     14,075    13,439
  Depreciation, depletion and
   amortization                        8,912     9,388     18,020    18,370
                                     -------   -------   --------  --------
     Total operating expenses         32,629    31,444     67,646    67,144
                                     -------   -------   --------  --------
Income from Operations                 4,590     8,697     41,898    55,113
                                     -------   -------   --------  --------
Other Income                           4,880     1,590      4,951       360
                                     -------   -------   --------  --------
Interest Charges - net                 5,900     6,144     12,077    12,501
                                     -------   -------   --------  --------
Income Before Income Taxes             3,570     4,143     34,772    42,972
Income Taxes                           1,105     1,376     13,527    15,552
                                     -------   -------   --------  --------
Net Income                             2,465     2,767     21,245    27,420
  Preferred and preference stock
   dividend requirements                 757       862      1,497     1,818
                                     -------   -------   --------  --------
Earnings Applicable to Common Stock  $ 1,708   $ 1,905   $ 19,748  $ 25,602
                                     =======   =======   ========  ========
Average Common Shares Outstanding     13,270    13,048     13,239    13,023
Primary Earnings Per Share of
 Common Stock                          $0.13     $0.15      $1.49     $1.97
Fully-Diluted Earnings Per Share
 of Common Stock                           *     $0.15      $1.46     $1.91
Dividends Per Share of Common Stock    $0.44     $0.44      $0.88     $0.87

*Anti-dilutive

See accompanying Notes to Consolidated Financial Statements.
===============================================================================
          Consolidated Statements of Earnings Invested in the Business
                  (Thousands, Six Month Periods Ended June 30)

                                                  1994          1993
                                                --------      --------
Balance at Beginning of Period                 $ 88,497       $ 77,690
     Net Income                                  21,245         27,420
     Cash Dividends:
        Preferred and preference stock           (1,550)        (1,708)
        Common stock                            (11,634)       (11,316)
     Foreign Currency Translation Adjustment       (104)          (194)
                                               --------       --------
Balance at End of Period                       $ 96,454       $ 91,892
                                               ========       ========
See accompanying Notes to Consolidated Financial Statements.
                                      3

                          NORTHWEST NATURAL GAS COMPANY

                          PART I.  FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                              (Thousands of Dollars)



                                      June 30,   June 30,   Dec. 31,
                                        1994       1993       1993
                                      --------   --------   --------
Assets:
Plant and Property in Service:
   Utility plant in service           $874,210   $810,307   $840,030
   Less accumulated depreciation       269,033    246,705    255,282
                                      --------   --------   --------
       Utility plant - net             605,177    563,602    584,748

   Non-utility property                 45,555     42,597     42,764
   Less accumulated depreciation
    and depletion                       22,295     17,509     20,646
                                      --------   --------   --------
       Non-utility property - net       23,260     25,088     22,118
                                      --------   --------   --------
       Total plant and property
        in service                     628,437    588,690    606,866
                                      --------   --------   --------
Investments and Other:
   Investments                          33,996     33,671     32,818
   Restricted cash and long-term
    notes receivable                     6,873      7,316      1,756
                                      --------   --------   --------
       Total investments and other      40,869     40,987     34,574
                                      --------   --------   --------
Current Assets:
   Cash and cash equivalents             2,337      4,310      4,198
   Accounts receivable - customers      23,730     22,295     45,340
   Allowance for uncollectible accounts (1,674)    (1,208)    (1,368)
   Accrued unbilled revenue              5,728      4,757     25,890
   Inventories of gas, materials
    and supplies                        12,045     12,898     16,838
   Prepayments and other current assets  5,692      8,691     16,412
                                      --------   --------   --------
       Total current assets             47,858     51,743    107,310
                                      --------   --------   --------
Regulatory Tax Assets                   60,430     63,273     62,130
                                      --------   --------   --------
Deferred Debits and Other               38,588     32,485     38,156
                                      --------   --------   --------
       Total Assets                   $816,182   $777,178   $849,036
                                      ========   ========   ========













See accompanying Notes to Consolidated Financial Statements.
                                      4

                          NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)



                                            June 30,   June 30,    Dec. 31,
                                              1994       1993        1993
                                            --------   --------    --------
Capitalization and Liabilities:
Capitalization:
   Common stock                             $173,784    $166,801   $170,068
   Earnings invested in the business          96,454      91,892     88,497
                                            --------    --------   --------
       Total common stock equity             270,238     258,693    258,565

   Preference stock                           26,587      26,696     26,633
   Redeemable preferred stock                 15,950      18,806     17,041
   Long-term debt                            272,229     253,746    272,931
                                            --------    --------   --------
       Total capitalization                  585,004     557,941    575,170
                                            --------    --------   --------
Current Liabilities:
   Notes payable                              37,780      37,365     72,548
   Accounts payable                           25,933      25,408     44,318
   Long-term debt due within one year              -       2,138          -
   Taxes accrued                               4,446       2,579      6,757
   Interest accrued                            4,448       6,746      4,438
   Other current and accrued liabilities      10,500       9,068     10,180
                                            --------    --------   --------
       Total current liabilities              83,107      83,304    138,241
                                            --------    --------   --------
Deferred Investment Tax Credits               13,892      14,841     14,567
                                            --------    --------   --------
Deferred Income Taxes                        109,981     107,211    104,300
                                            --------    --------   --------
Regulatory Balancing Accounts and Other       24,198      13,881     16,758
                                            --------    --------   --------
       Total Capitalization and Liabilities $816,182    $777,178   $849,036
                                            ========    ========   ========





















See accompanying Notes to Consolidated Financial Statements.
                                        5

                          NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                   (3)  Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
                                                          1994        1993
                                                        --------    --------
Operating Activities:
   Net income                                          $ 21,245     $ 27,420
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
       Depreciation, depletion and amortization          18,020       18,370
       Deferred income taxes and investment
        tax credits                                       6,706        8,247
       Equity in earnings of unconsolidated affiliates     (259)         (79)
       Allowance for funds used during construction
        and capitalized interest                           (138)         (49)
       Regulatory balancing accounts and  other - net     7,008       (7,960)
          Funds From Operations Before Working         --------     --------
            Capital Changes                              52,582       45,949
   Changes in current operating assets and liabilities:
       Accounts receivable                               21,916       11,921
       Accrued unbilled revenue                          20,162       15,981
       Inventories of gas, materials and supplies         4,793        2,899
       Accounts payable                                 (18,385)     (14,874)
       Accrued interest and taxes                        (2,301)      (2,257)
       Other current operating assets and liabilities     5,540         (790)
                                                       --------      --------
          Cash Provided by Operating Activities          84,307        58,829
                                                       --------      --------
Investing Activities:
   Acquisition and construction of utility plant assets (36,656)      (32,990)
   Investment in non-utility plant                       (2,797)        1,017
   Investments and other                                   (536)         (572)
                                                       --------      --------
          Cash Used in Investing Activities             (39,989)      (32,545)
                                                       --------      --------
Financing Activities:
   Common stock issued                                    2,968         2,883
   Preferred stock retired                               (1,091)       (9,412)
   Long-term debt retired                                     -           (20)
   Change in short-term debt                            (34,768)       (9,744)
   Cash dividend payments:
       Preferred and preference stock                    (1,550)       (1,708)
       Common stock                                     (11,634)      (11,316)
   Foreign currency translation adjustment                 (104)         (194)
                                                       --------      --------
          Cash Used in Financing Activities             (46,179)      (29,511)
                                                       --------      --------
Decrease in Cash and Cash Equivalents                    (1,861)       (3,227)

Cash and Cash Equivalents - Beginning of Period           4,198         7,537
                                                       --------      --------
Cash and Cash Equivalents - End of Period              $  2,337      $  4,310
                                                       ========      ========
==============================================================================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
          Interest                                     $ 11,786      $ 12,308
          Income Taxes                                 $  7,704      $  7,100

See accompanying Notes to Consolidated Financial Statements.
                                        6

                          NORTHWEST NATURAL GAS COMPANY

                          PART I.  FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                        (Thousands, except share amounts)
                                  Jun. 30, 1994  Jun. 30, 1993  Dec. 31, 1993
- - -------------------------------------------------------------------------------
Common Stock Equity:
   Common stock - par value $3-1/6
     per share                     $ 42,103       $ 41,398      $ 41,728
   Premium on common stock          131,681        125,403       128,340
   Earnings invested in business     96,454         91,892        88,497
                                   --------       --------      --------
     Total common stock equity      270,238  46%   258,693  46%  258,565  45%
                                   -------- ----  -------- ---- -------- ----
Preference Stock:
   $2.375 Series, convertible,
     stated value $25 per share      1,587           1,696         1,633
   $6.95 Series, stated value
     $100 per share                 25,000          25,000         25,000
                                  --------        --------       --------
     Total preference stock         26,587   5%     26,696   5%    26,633   5%
                                  -------- ----   -------- ----  -------- ----
Redeemable Preferred Stock, stated
 value $100 per share:
   $4.68  Series                       732             930            930
   $4.75  Series                       968           1,136          1,111
   $6.875 Series                         -           1,740              -
   $7.125 Series                    14,250               -         15,000
   $8.75  Series                         -          15,000              -
                                  --------        --------       --------
     Total redeemable preferred
       stock                        15,950   3%     18,806   3%    17,041   3%
                                  -------- ----   -------- ----  -------- ----
Long-Term Debt:
   First Mortgage Bonds
   --------------------
     8-5/8% Series due 1996             -           11,658              -
     9-3/8% Series due 2011             -           46,000              -
     9-3/4% Series due 2015        50,000           50,000         50,000
     9.80%  Series due 2018             -           24,938              -
     9-1/8% Series due 2019        25,000           25,000         25,000
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     4.80% Series A due 1996        5,000                -          5,000
     7.38% Series A due 1997       20,000           20,000         20,000
     7.69% Series A due 1999       10,000           10,000         10,000
     5.96% Series B due 2000        5,000                -          5,000
     5.98% Series B due 2000        5,000                -          5,000
     8.05% Series A due 2002       10,000           10,000         10,000
     6.40% Series B due 2003       20,000                -         20,000
     6.34% Series B due 2005        5,000                -          5,000
     6.38% Series B due 2005        5,000                -          5,000
     6.45% Series B due 2005        5,000                -          5,000
     6.50% Series B due 2008        5,000                -          5,000
     9.05% Series A due 2021       10,000           10,000         10,000
     7.25% Series B due 2023       20,000                -         20,000
     7.50% Series B due 2023        4,000                -          4,000
     7.52% Series B due 2023       11,000                -         11,000
   Unsecured:
     4.90% Series A due 1996       10,000                -         10,000
     8.69% Series A due 1996        5,000            5,000          5,000
     7.40% Series A due 1997        5,000            5,000          5,000
     8.93% Series A due 1998        5,000            5,000          5,000
     8.95% Series A due 1998       10,000           10,000         10,000
     8.47% Series A due 2001       10,000           10,000         10,000
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012        12,229           13,288         12,931
                                 --------         --------       --------
                                  272,229          255,884        272,931
Less long-term debt due
 within one-year                        -            2,138              -
                                 --------         --------       --------
     Total long-term debt         272,229  46%     253,746  46%   272,931  47%
                                 -------- ----    -------- ----  -------- ----
     Total Capitalization        $585,004 100%    $557,941 100%  $575,170 100%
                                 ======== ====    ======== ====  ======== ====
- - -------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
                                      7

                        NORTHWEST NATURAL GAS COMPANY
              (5)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of financial statements

        The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the three and six month periods ended June 30, 1994 and 1993 are not indicative of the results for a full year.

        Certain amounts from the prior year have been reclassified to conform with the 1994 presentation.

2.      Contingencies

        See discussion of environmental matters in Part II,
Item 7., "Management's Discussion and Analysis of Results of
Operations and Financial Condition" in the Company's 1993 Annual
Report on Form 10-K.

Deloitte & Touche
             ---------------------------------------------------
             3900 US Bancorp Tower    Telephone:  (503) 222-1341
             111 SW Fifth Avenue      Facsimile:  (503) 224-2172
             Portland, OR  97204-3698

INDEPENDENT ACCOUNTANTS' REPORT
- - -------------------------------

Northwest Natural Gas Company
Portland, Oregon

We have made a review of the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income for the three- and six-month periods, ended June 30, 1994 and 1993, and the consolidated statements of earnings invested in the business and cash flows for the six-month periods ended June 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Northwest Natural Gas Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, earnings invested in the business, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 1994 (which includes an explanatory paragraph relating to a change in the method of accounting for income taxes and other postretirement benefits), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and consolidated statement of capitalization as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE

August 3, 1994

                       NORTHWEST NATURAL GAS COMPANY

                       PART I. FINANCIAL INFORMATION


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

       Northwest Natural Gas Company's (Northwest Natural) consolidated wholly-owned subsidiaries consist of Oregon Natural Gas Development Corporation (Oregon Natural); NNG Energy Systems, Inc. (Energy Systems); NNG Financial Corporation (Financial Corporation); and Pacific Square Corporation (Pacific Square) (see "Subsidiary Operations" and Part II, Item 8., Note 2, "Notes to the Consolidated Financial Statements," in the Company's 1993 Annual Report on Form 10-K). Together, Northwest Natural and these subsidiaries are referred to herein as the "Company."

       The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 1994 and 1993.

Earnings and Dividends
- - ----------------------

       The primary factors affecting second quarter and year-to-date 1994 earnings were warmer weather in the Company's service territory and the sale of Pacific Square's investments. The weather in Northwest Natural's service territory during the second quarter of 1994 was 22 percent warmer than the 20 year average, and 9 percent warmer than the second quarter of 1993, resulting in significant decreases in gas deliveries to, and related margin (revenues less cost of gas) from, weather-sensitive customers. The sale of Pacific Square's investments resulted in an after tax gain equivalent to $0.14 per share (see "Subsidiary Operations").

       The Company estimates that the weather-related reduction in margin during the second quarter of 1994 was equivalent to about 26 cents per share compared to a second quarter with average weather, and about 16 cents per share compared to actual conditions during the second quarter of 1993. These estimates are derived from the Company's internal planning model. (For an explanation of the Company's internal planning model from which these estimates are derived, see the Company's Quarterly Report on Form 10-Q for the period ended March 31,
1994).

       The Board of Directors of the Company declared a quarterly dividend of $0.44 per share on its common stock, payable August 15, 1994, to shareholders of record on July 29, 1994. The current indicated annual dividend rate is $1.76 per share.

Results of Operations
- - ---------------------
    Comparison of Gas Utility Operations
    ------------------------------------

       The following table summarizes the composition of gas utility volumes and revenues:

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        ------------------  ----------------
                                          1994      1993      1994     1993
                                          ----      ----      ----     ----
Gas Sales and Transportation
 Deliveries - Therms (000's):
   Residential and commercial sales      82,286    85,068   276,527  303,824
   Unbilled volumes                     (10,731)  (11,056)  (34,953) (32,126)
                                        -------   -------   -------  -------
       Weather-sensitive volumes         71,555    74,012   241,574  271,698
   Industrial firm sales                 18,692    18,600    42,135   42,450
   Industrial interruptible sales        20,360    11,640    43,988   20,894
                                        -------   -------   -------  -------
       Total gas sales                  110,607   104,252   327,697  335,042
   Transportation deliveries             89,571   104,215   178,420  227,528
                                        -------   -------   -------  -------
   Total volumes sold and delivered     200,178   208,467   506,117  562,570
                                        =======   =======   =======  =======
Utility Operating Revenues
 - Dollars (000's):
   Residential and commercial revenues $ 51,856  $ 48,450  $170,273 $166,108
   Unbilled revenues                     (6,178)   (5,280)  (20,163) (15,981)
                                        -------- --------  -------- --------
       Weather-sensitive revenues         45,678   43,170   150,110  150,127
   Industrial firm revenues                7,989    7,062    18,150   16,033
   Industrial interruptible revenues       5,931    3,277    12,980    6,188
                                        -------- --------  -------- --------
       Total gas revenues                 59,598   53,509   181,240  172,348
   Transportation revenues                 3,477    4,792     6,943   10,288
   Other revenues                            236      973       471    2,454
                                        -------- --------  -------- --------
   Total utility operating revenues     $ 63,311 $ 59,274  $188,654 $185,090
                                        ======== ========  ======== ========
Cost of gas                             $ 29,286 $ 21,746  $ 85,495 $ 68,246
                                        ======== ========  ======== ========

Number of customers (end of period)      376,800  357,300   376,800  357,300
                                        ======== ========  ======== ========

              Residential and Commercial
              --------------------------

              Typically, 75 percent or more of Northwest Natural's annual operating revenues are from gas sales to weather-sensitive residential and commercial customers. Accordingly, shifts in temperatures from one period to the next will affect volumes of gas sold to these customers. Normal weather conditions are based upon a 20 year average measured by degree days.

              Customer growth continues at a rapid rate relative to others in the industry. The 19,500 customers added since
June 30, 1993 represent a growth rate of 5.5 percent. In the three years ended December 31, 1993, almost 52,500 customers were added to the system, representing an average growth rate of 5.2 percent.

              This customer growth partially offset the effect of 9 percent fewer degree days for the three months ended June 30, 1994, compared to the same period in 1993. The net result was a 3 percent decrease in volumes sold to residential and commercial customers. Despite the warmer weather, the combination of customer growth and rate increases to compensate for higher costs of gas approved in 1993 (see Part I, Item 1., "Business - Regulation and Rates," in the Company's 1993 Annual Report on
Form 10-K), resulted in a net 6 percent increase in revenues.
The rate increases did not affect margin since the cost of gas increased by a comparable amount (see "Cost of Gas").

              Volumes sold to residential and commercial customers decreased by 11% for the six month period ended June 30, 1994, compared to the same period in 1993, while corresponding revenues remained unchanged, due to the same factors discussed for the second quarter.

              Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with associated purchased gas costs.

              Industrial, Transportation and Other
              ------------------------------------

              The combined net operating revenue (margin) from industrial firm and interruptible sales and transportation customers decreased by 7 percent, from $11.0 million in the second quarter of 1993 to $10.2 million in the second quarter of 1994. For the current six month period, net operating revenue from these customers decreased 1 percent, from $22.5 million in 1993 to $22.2 million in 1994.

              Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 4 percent lower in the second quarter of 1994, and 9 percent lower for the six months ended June 30, 1994, compared to the same periods of 1993.
In 1993, Oregon Natural and Portland General Electric Company completed a natural gas pipeline to an electric generation plant.
As a result, there were no transportation deliveries by Northwest Natural to this plant after 12 million therms were delivered to this customer during the first quarter of 1993. Also contributing to lower volumes was a 20 million therm reduction in transportation deliveries to an industrial customer, the James
River Corp. paper mill in Camas, Washington, which placed a direct (bypass) connection to Northwest Pipeline Corporation
(NPC) into operation in October 1993. Northwest Natural does not expect a significant number of its other large customers to bypass its system in the foreseeable future since these customers typically are served under tariffs which are designed to be competitive with the capital and operating costs of direct connections to NPC's system (see Part II, Item 7., "Comparison of Gas Operations - Industrial, Transportation and Other," in the Company's 1993 Annual Report on Form 10-K).

              Although volumes decreased, Northwest Natural's revenues from industrial firm sales and industrial interruptible sales and transportation deliveries were 15 percent higher in the second quarter of 1994, and 17 percent higher for the six month period ended June 30, 1994, compared to the same periods of the prior year. The revenue increase was primarily due to higher industrial interruptible sales and concurrent lower transportation deliveries for these same periods. Since 1992, over half of Northwest Natural's transportation customers have switched to sales service. These customers, which have the option of purchasing natural gas from Northwest Natural or of purchasing gas directly from suppliers and shipping it on the systems of Northwest Natural and its pipeline suppliers for a fee, select the option which from time to time provides the lowest cost. The migration from transportation to sales tariffs by these customers reflects the fact that Northwest Natural's industrial sales tariffs were lower than the cost to these customers of purchasing and shipping their own gas. Since transportation charges typically are the same as the margin on an equivalent sale of gas, the increase in revenue attributable to the migration from transportation to sales tariffs was substantially offset by an increase in Northwest Natural's cost of gas.

              Other revenues are primarily related to regulatory balancing accounts (see Part II, Item 8., Note 1, "Notes to the
Consolidated Financial Statements," in the Company's 1993 Annual
Report on Form 10-K).

              Cost of Gas
              -----------

              In Oregon, where approximately 95 percent of its gas sales occur, Northwest Natural has a Purchased Gas Cost
Adjustment tariff under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs (see Part I, Item 1., "Business - Regulation and Rates," in the Company's 1993 Annual Report on Form 10-K).

              The cost of gas sold during the second quarter of 1994 was 35 percent greater than in the same period of 1993. The primary contributing factors were a 28 percent increase in the cost of gas per therm, including purchased gas costs, related tariff adjustments, and gas storage activity, and a 6 percent increase in total volumes sold. Increased gas costs resulted from higher market prices from suppliers, as well as higher demand charges by Northwest Pipeline Corporation, Northwest
Natural's primary pipeline supplier, implemented pursuant to Federal Energy Regulatory Commission Order No. 636.

              The cost of gas was higher during the six month period ended June 30, 1994, compared to the same period in 1993, for the same reasons discussed for the second quarter.

         Subsidiary Operations
         ---------------------

              The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                 ------------------     ----------------
Consolidated Subsidiaries
(Thousands):                        1994     1993        1994     1993
- - -------------------------           ----     ----        ----     ----
Net Operating Revenues            $3,250   $2,613       $6,497   $5,413
Operating Expenses:
   Operations and maintenance      1,824    1,574        3,994    3,242
   Taxes other than income taxes      69       44           86       63
   Depreciation, depletion and
    amortization                     670    1,814        1,655    3,044
                                  ------   ------       ------   ------
Total Operating Expenses           2,563    3,432        5,735    6,349
                                  ------   ------       ------   ------
Income(Loss) from Operations         687     (819)         762     (936)

Other Income(Expense) and
 Interest Charges                  4,537    1,354        4,056      (46)
                                  ------   ------       ------   ------
Income(Loss) Before Income Taxes   5,224      535        4,818     (982)

Income Tax Expense(Benefit)        1,901     (178)       1,717   (1,166)
                                  ------   ------       ------   ------
Net Income                        $3,323   $  713       $3,101   $  184
                                  ======   ======       ======   ======

       Consolidated subsidiary earnings for the three months ended June 30, 1994 and 1993, were equivalent to $0.25 per share, and $0.05 per share, respectively. Net income for the individual subsidiaries for the second quarter of 1994 was $0.8 million for Financial Corporation; $0.5 million for Oregon Natural; and
$2.0 million for Pacific Square. Energy Systems realized neither a gain nor a loss for the second quarter of 1994.

       The improved subsidiary performance in the second quarter of 1994 resulted primarily from Pacific Square's sale of its partnership interest in two commercial office buildings, including the Company's headquarters building. The Company's gain on the sale was $1.9 million after tax, equivalent to $0.14 per share. As a result of the sale of these investments, Pacific Square no longer has any significant operating activities.

       The following discussion summarizes operating expenses, other income, interest charges and income taxes.

   Operating Expenses
   ------------------

       Operations and Maintenance
       --------------------------

       Utility operations and maintenance expenses were $0.6 million lower for the six months ended June 30, 1994, than for the equivalent period in 1993, primarily due to a $1.2 million decrease in accruals for estimated employee bonuses. An offsetting factor was a negotiated wage increase of 3.75 percent which became effective April 1, 1994. Subsidiary operations and maintenance expenses increased $0.8 million primarily due to increased production expenses related to Oregon Natural's Canadian operations.

       Taxes Other Than Income Taxes
       -----------------------------

       Taxes other than income taxes were higher for the three and six months ended June 30, 1994, compared to the same periods of the prior year, primarily due to a $0.3 million increase in utility franchise taxes for the second quarter of 1994, which resulted from increased second quarter revenues.

       Depreciation, Depletion and Amortization
       ----------------------------------------

       Utility depreciation expense increased $0.6 million and $1.0 million, respectively, in the second quarter and six months ended June 30, 1994, compared to the same periods in 1993, primarily due to additional utility plant in service. Subsidiary depreciation expense decreased $1.1 million and $1.4 million, respectively, for these same periods, primarily due to Oregon Natural's write-downs of unproven properties of $0.5 million and $0.8 million, respectively, in the first and second quarters of 1993.

   Other Income
   ------------

       The increase in other income for the three and six month periods ended June 30, 1994, compared to the same periods in 1993, resulted primarily from a $3.2 million pre-tax gain related to the sale of Pacific Square's investments (see "Subsidiary Operations").

   Interest Charges
   ----------------

       Interest charges were lower for the three and six month periods ended June 30, 1994 compared to the same periods in 1993 as a result of debt refinancings which occurred in late 1993 (see
Part II, Item 7., "Interest Charges," in the Company's 1993 Annual Report on Form 10-K). Due to early redemption costs of

$5.6 million related to these refinancings, the balance of deferred debits and other assets was greater at June 30, 1994 compared to June 30, 1993. Consistent with prior regulatory practice, these costs will be amortized over the lives of medium-term notes issued for the purpose of refunding the redeemed debt.

   Income Taxes
   ------------

       The effective corporate income tax rates for the six month periods ended June 30, 1994 and 1993 were 39 percent and 36 percent, respectively, which approximate the Company's statutory tax rates for these periods.

Financial Condition
- - -------------------

       The weather-sensitive nature of gas usage by Northwest
Natural's residential and commercial customers influences the Company's financial condition, including its financing requirements, from one quarter to the next. Liquidity requirements are satisfied primarily through the use of commercial paper, which is supported by commercial bank lines of credit (see "Lines of Credit" and "Commercial Paper").

   Capital Structure
   -----------------

       The Company's long-term goal is to maintain a capital structure comprised of 40 to 45 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. The Company's capital structure was within these ranges as of June 30, 1994. This target structure is managed by issuing new debt or equity securities. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 4 and 6, "Notes to the Consolidated Financial Statements," in the Company's 1993 Annual Report on Form 10-K).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities was 43 percent higher in the first six months of 1994 compared to the same period in 1993, primarily due to rate increases in late 1993 upon completion of amortizations of credit balances in regulatory accounts.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Part II, Item 8., Note 12, "Notes to the

Consolidated Financial Statements," in the Company's 1993 Annual
Report on Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first six months of 1994 were up 11 percent from the same period of 1993. The increase, which was primarily related to system improvements and customer growth, also included a $0.6 million increase in the first six months of 1994 compared to the same period in 1993 for expenditures related to a project initiated in 1993 to replace the existing customer information system. In the first six months of 1994, non-utility expenditures were primarily for Canadian and U. S. exploration and production costs (see
Part II, Item 7., "Financial Condition - Investing Activities," in the Company's 1993 Annual Report on Form 10-K).

          "Restricted Cash and Long-Term Notes Receivable" shown on the Consolidated Balance Sheets for June 30, 1994 and 1993, includes a $5.5 million restricted cash deposit with a commercial bank related to Pacific Square. In December 1993, this deposit was reclassified as a current asset due to the then pending sale of Pacific Square's primary real estate investments, pursuant to which sale the funds were expected to be released. However, upon completion of the sale in the second quarter of 1994, the deposit was again reclassified as a long term asset based upon the final terms of the sale agreement, which provides for the funds to be released no later than December 1996.

          Financing Activities
          --------------------

          In the first six months of 1994, the Company used the increased cash provided by operating activities to reduce short-term debt.

          In June, Northwest Natural agreed to sell, on September 21, 1994, $10 million of its Medium-Term Notes, 8.31% Series B, due 2019, and $10 million of its Medium-Term Notes, 8.26% Series B, due 2014. The proceeds will be used to repay short term debt incurred to fund Northwest Natural's utility construction program.

     Lines of Credit
     ---------------

               Northwest Natural has available through September 30, 1994, committed lines of credit totalling $80 million, consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1994, lines of credit with two commercial banks totalling $20 million, including $10 million committed and $10 million uncommitted. Financial Corporation's lines of credit are supported by the unconditional guaranty of Northwest Natural. There were no outstanding balances as of June 30, 1994 under either the Northwest Natural or the Financial Corporation bank lines. Northwest Natural and Financial Corporation anticipate extending these lines for an additional year during the third quarter.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue commercial paper which is supported by the bank lines discussed above. Financial Corporation's commercial paper is unconditionally guarantied by Northwest Natural (see Part II,
Item 8., Note 7, "Notes to the Consolidated Financial Statements," in the Company's 1993 Annual Report on Form 10-K).

     Ratio of Earnings to Fixed Charges
     ----------------------------------

          For the 12 months ended June 30, 1994, and December 31, 1993, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 2.94 and 3.22, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

===============================================================

          The consolidated financial statements as of June 30, 1994 and 1993 and for the three and six month periods then ended, have been reviewed by Deloitte & Touche, independent public accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

===============================================================

                        PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Northwest Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 26, 1994. At the meeting, one director-nominee was elected to a one year term, and four director-nominees were elected to three year terms, as follows:

                                                          Share
                         Term         Share Votes         Votes
Director-nominee       Expiring           For           Withheld
- - ----------------       --------       -----------       --------

Russell F. Tromley       1995         11,193,287        173,413
Richard B. Keller        1997         11,187,646        179,054
Robert L. Ridgley        1997         11,190,658        177,542
Dwight A. Sangrey        1997         11,167,843        198,857
William R. Wiley         1997         11,165,515        201,185

         There were no broker non-votes with respect to the election of the director-nominees.

          The other seven directors whose terms of office as directors continued after the annual meeting are: Mary Arnstad, Thomas E. Dewey, Jr., Tod R. Hamachek, Wayne D. Kuni, Melody C.
Teppola, Benjamin R. Whiteley and Carlton Woodard.

          The shareholders approved an amendment to Northwest Natural's Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 30 million shares to 60 million shares by the following vote: 9,981,213 shares for; 1,060,991 against; and 279,181 abstained. There were 45,700 broker non-votes on this item.

          The shareholders also elected Deloitte & Touche, certified public accountants, as Northwest Natural's auditors for the year 1994 by the following vote: 11,122,494 shares for;
79,663 against; and 164,928 abstained. There were no broker non-votes on this item.

          The shareholder proponents of a proposal to limit executive compensation to no more than two times the salary paid to the President of the United States did not present the proposal at the meeting. Therefore, the matter was not acted upon and no vote was taken.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     Exhibit 11 - Statement re: computation of per share earnings.

     Exhibit 12 - Computation of ratio of earnings to fixed charges.

     Exhibit 15 - Letter re: unaudited interim financial information.

(b)  Reports on Form 8-K

     On June 23, 1994 Northwest Natural filed as an exhibit to a report on Form 8-K its Supplemental Distribution Agreement for the sale of Medium-Term Notes.

SIGNATURE
- - ---------

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTHWEST NATURAL GAS COMPANY
                              (Registrant)

                                  /s/ D. James Wilson
Dated: August 12, 1994        ------------------------------
                              D. James Wilson
                              Principal Accounting Officer,
                              Corporate Controller and Treasurer

                       NORTHWEST NATURAL GAS COMPANY

                               EXHIBIT INDEX
                                    to
                       Quarterly Report on Form 10-Q
                             For Quarter Ended
                               June 30, 1994


                                                     Exhibit
Document                                             Number
- - --------                                             -------

Statement Re: Computation of Per Share Earnings         11

Computation of Ratio of Earnings to Fixed Charges       12

Letter Re: Unaudited Interim Financial Information      15