Form 10-Q
period 1994-09-30
NORTHWEST NATURAL GAS CO
filed 1994-11-10
CIK 73020

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           September 30, 1994
                                   ------------------------------

                                    OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                          ----------------      ----------------

Commission file number    0-994
                        ---------

                       NORTHWEST NATURAL GAS COMPANY
- ----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Oregon                                 93-0256722
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


       220 N. W. Second Avenue, Portland, Oregon     97209
- ----------------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (503) 226-4211
                                                   --------------

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

    Common Stock, $3 1/6 par value -- 13,347,735 shares

    Convertible Preference Stock, $2.375 Series -- 63,230 shares

                       NORTHWEST NATURAL GAS COMPANY

                            September 30, 1994

                      Summary of Information Reported



The registrant submits herewith the following information:

                      PART I.  FINANCIAL INFORMATION

                                                          Page
Item 1.  Financial Statements                            Number
                                                         ------
    (1)  Consolidated Statements of Income for the
         three and nine month periods ended
         September 30, 1994 and 1993 and Consolidated
         Statements of Earnings Invested in the
         Business for the nine month periods ended
         September 30, 1994 and 1993.                       3

    (2)  Consolidated Balance Sheets at September 30,
         1994 and 1993 and December 31, 1993.               4

    (3)  Consolidated Statements of Cash Flows for
         the nine month periods ended September 30, 1994
         and 1993.                                          6

    (4)  Consolidated Statements of Capitalization
         at September 30, 1994 and 1993 and December 31,
         1993.                                              7

    (5)  Notes to Consolidated Financial Statements.        8

         Independent Accountants' Report                    9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                        10


                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K                  21

Signature                                                  21

                         NORTHWEST NATURAL GAS COMPANY
                         PART I.  FINANCIAL INFORMATION
                     (1)  Consolidated Statements of Income
                     (Thousands, Except Per Share Amounts)


                                    Three Months         Nine Months
                                        Ended               Ended
                                    September 30,       September 30,
                                  -----------------   ------------------
                                    1994    1993        1994     1993
                                   ------- -------     -------  -------
Net Operating Revenues:
   Operating revenues             $48,474  $47,451    $243,513 $237,954
   Cost of sales                   21,552   16,646     107,047   84,892
                                  -------  -------    -------- --------
      Net operating revenues       26,922   30,805     136,466  153,062
                                  -------  -------    -------- --------
Operating Expenses:
   Operations and maintenance      16,378   17,009      51,929   52,344
   Taxes other than income taxes    5,316    5,078      19,391   18,517
   Depreciation, depletion and
    amortization                    9,884    9,330      27,904   27,700
                                  -------  -------    -------- --------
      Total operating expenses     31,578   31,417      99,224   98,561
                                  -------  -------    -------- --------
Income (Loss) from Operations      (4,656)    (612)     37,242   54,501
                                  -------  -------    -------- --------
Other Income                        3,137    1,266       8,088    1,626
                                  -------  -------    -------- --------
Interest Charges - net              6,144    6,306      18,221   18,807
                                  -------  -------    -------- --------
Income (Loss) Before Income Taxes  (7,663)  (5,652)     27,109   37,320
Income Taxes                       (3,889)  (1,229)      9,638   14,323
                                  -------  -------    -------- --------
Net Income (Loss)                  (3,774)  (4,423)     17,471   22,997
   Preferred and preference stock
    dividend requirements             746      855       2,243    2,673
                                  -------  -------    -------- --------
Earnings (Loss) Applicable to
 Common Stock                     $(4,520) $(5,278)   $ 15,228 $ 20,324
                                  =======  =======    ======== ========
Average Common Shares Outstanding  13,322   13,100      13,267   13,048
Primary Earnings (Loss) Per Share
 of Common Stock                   $(0.34)  $(0.40)      $1.15    $1.56
Fully-Diluted Earnings Per Share
 of Common Stock                        *        *       $1.14    $1.53
Dividends Per Share of Common
 Stock                              $0.44    $0.44       $1.32    $1.31

*Anti-dilutive

See accompanying Notes to Consolidated Financial Statements.

=============================================================================
          Consolidated Statements of Earnings Invested in the Business
                (Thousands, Nine Month Periods Ended September 30)

                                            1994           1993
                                          --------       --------
Balance at Beginning of Period             $88,497       $77,690
   Net Income                               17,471        22,997
   Cash Dividends:
      Preferred and preference stock        (2,296)       (2,575)
      Common stock                         (17,487)      (17,073)
   Foreign Currency Translation Adjustment    (323)         (416)
                                           -------       -------
Balance at End of Period                   $85,862       $80,623
                                           =======       =======

See accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                        (2) Consolidated Balance Sheets
                             (Thousands of Dollars)




                                        Sept. 30,  Sept. 30,  Dec. 31,
                                          1994       1993       1993
                                        --------   --------   --------
Assets:
Plant and Property in Service:
   Utility plant in service             $889,791   $825,583   $840,030
   Less accumulated depreciation         276,315    252,826    255,282
                                        --------   --------   --------
       Utility plant - net               613,476    572,757    584,748

   Non-utility property                   46,300     41,295     42,764
   Less accumulated depreciation
    and depletion                         23,213     19,203     20,646
                                        --------   --------   --------
       Non-utility property - net         23,087     22,092     22,118
                                        --------   --------   --------
       Total plant and property
        in service                       636,563    594,849    606,866
                                        --------   --------   --------
Investments and Other:
   Investments                            35,745     34,273     32,818
   Restricted cash and long-term
    notes receivable                       6,887      7,266      1,756
                                        --------   --------   --------
       Total investments and other        42,632     41,539     34,574
                                        --------   --------   --------
Current Assets:
   Cash and cash equivalents               4,969      4,715      4,198
   Accounts receivable - customers        18,558     19,839     45,340
   Allowance for uncollectible accounts   (1,100)      (642)    (1,368)
   Accrued unbilled revenue                5,984      5,874     25,890
   Inventories of gas, materials
    and supplies                          16,458     18,487     16,838
   Prepayments and other current assets   11,143     11,420     16,412
                                        --------   --------   --------
       Total current assets               56,012     59,693    107,310
                                        --------   --------   --------
Regulatory Tax Assets                     60,430     62,130     62,130
                                        --------   --------   --------
Deferred Debits and Other                 40,066     36,467     38,156
                                        --------   --------   --------
       Total Assets                     $835,703   $794,678   $849,036
                                        ========   ========   ========

See accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                        (2) Consolidated Balance Sheets
                             (Thousands of Dollars)




                                     Sept. 30,  Sept. 30, Dec. 31,
                                       1994       1993      1993
                                     --------   --------  --------
Capitalization and Liabilities:
Capitalization:
   Common stock                     $175,413    $168,455  $170,068
   Earnings invested in the business  85,862      80,623    88,497
                                    --------    --------  --------
      Total common stock equity      261,275     249,078   258,565

   Preference stock                   26,581      26,649    26,633
   Redeemable preferred stock         15,950      17,066    17,041
   Long-term debt                    292,179     288,002   272,931
                                    --------    --------  --------
      Total capitalization           595,985     580,795   575,170
                                    --------    --------  --------
Current Liabilities:
   Notes payable                      40,460      32,357    72,548
   Accounts payable                   23,735      25,171    44,318
   Taxes accrued                       5,049       4,563     6,757
   Interest accrued                    6,983       6,781     4,438
   Other current and accrued
    liabilities                       10,528       9,231    10,180
                                    --------    --------  --------
      Total current liabilities       86,755      78,103   138,241
                                    --------    --------  --------
Deferred Investment Tax Credits       14,033      14,905    14,567
                                    --------    --------  --------
Deferred Income Taxes                110,825     104,759   104,300
                                    --------    --------  --------
Regulatory Balancing Accounts
 and Other                            28,105      16,116    16,758
                                    --------    --------  --------
Commitments and Contingent
 Liabilities                               -           -         -
                                    --------    --------  --------
      Total Capitalization and
       Liabilities                  $835,703    $794,678  $849,036
                                    ========    ========  ========





See accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY
                         PART I.  FINANCIAL INFORMATION
                   (3)  Consolidated Statements of Cash Flows
                             (Thousands of Dollars)

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                        1994     1993
                                                       -------  -------
Operating Activities:
   Net income                                          $17,471  $22,997
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation, depletion and amortization          27,904   27,700
      Deferred income taxes and investment
       tax credits                                       7,691    7,002
      Equity in earnings of unconsolidated
       affiliates                                       (3,088)  (1,000)
      Allowance for funds used during
       construction and capitalized interest              (234)     (94)
      Regulatory balancing accounts and
       other - net                                       9,437   (9,707)
          Funds From Operations Before Working         -------  -------
           Capital Changes                              59,181   46,898
   Changes in current operating assets and liabilities:
      Accounts receivable                               26,514   13,811
      Accrued unbilled revenue                          19,906   14,864
      Inventories of gas, materials and supplies           380   (2,690)
      Accounts payable                                 (20,583) (15,111)
      Accrued interest and taxes                           837     (238)
      Other current operating assets and
       liabilities                                         117   (3,356)
                                                       -------  -------
          Cash Provided by Operating Activities         86,352   54,178
                                                       -------  -------
Investing Activities:
   Acquisition and construction of utility
    plant assets                                       (53,219) (50,022)
   Investment in non-utility plant                      (4,148)   2,605
   Investments and other                                   530     (203)
                                                       -------  -------
          Cash Used in Investing Activities            (56,837) (47,620)
                                                       -------  -------
Financing Activities:
   Common stock issued                                   4,559    4,256
   Preferred stock retired                              (1,091) (11,152)
   Long-term debt:
    Issued                                              20,000   90,000
    Retired                                                (18) (57,668)
   Change in short-term debt                           (32,088) (14,752)
   Cash dividend payments:
      Preferred and preference stock                    (2,296)  (2,575)
      Common stock                                     (17,487) (17,073)
   Foreign currency translation adjustment                (323)    (416)
                                                       -------  -------
          Cash Used in Financing Activities            (28,744)  (9,380)
                                                       -------  -------
Increase (Decrease) in Cash and Cash Equivalents           771   (2,822)

Cash and Cash Equivalents - Beginning of Period          4,198    7,537
                                                       -------  -------
Cash and Cash Equivalents - End of Period              $ 4,969  $ 4,715
                                                       =======  =======
=============================================================================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                         $15,289  $18,442
      Income Taxes                                     $ 8,454  $ 9,853

See accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY
                         PART I.  FINANCIAL INFORMATION
                 (4) Consolidated Statements of Capitalization
                       (Thousands, except share amounts)

                                Sept. 30,    Sept. 30,     Dec. 31,
                                  1994         1993          1993
- -------------------------------------------------------------------------------
Common Stock Equity:
   Common stock - par value
    $3-1/6 per share            $ 42,268      $ 41,568      $ 41,728
   Premium on common stock       133,145       126,887       128,340
   Earnings invested in business  85,862        80,623        88,497
                                --------      --------      --------
      Total common stock equity  261,275  44%  249,078  43%  258,565   45%
                                -------- ----  ------- ---- --------  ----
Preference Stock:
   $2.375 Series, convertible,
    stated value $25 per share     1,581         1,649         1,633
   $6.95 Series, stated value
    $100 per share                25,000        25,000        25,000
                                --------      --------      --------
      Total preference stock      26,581   4%   26,649   4%   26,633    5%
                                -------- ---- -------- ---- --------  ----
Redeemable Preferred Stock,
 stated value $100 per share:
   $4.68  Series                     732           930           930
   $4.75  Series                     968         1,136         1,111
   $7.125 Series                  14,250             -        15,000
   $8.75  Series                       -        15,000             -
                                --------      --------      --------
      Total redeemable preferred
       stock                      15,950   3%   17,066   3%   17,041    3%
                                -------- ----  ------- ---- --------  ----
Long-Term Debt:
   First Mortgage Bonds
   --------------------
     9-3/4% Series due 2015       50,000        50,000        50,000
     9.80%  Series due 2018            -        24,938             -
     9-1/8% Series due 2019       25,000        25,000        25,000
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     4.80% Series A due 1996       5,000         5,000         5,000
     7.38% Series A due 1997      20,000        20,000        20,000
     7.69% Series A due 1999      10,000        10,000        10,000
     5.96% Series B due 2000       5,000             -         5,000
     5.98% Series B due 2000       5,000             -         5,000
     8.05% Series A due 2002      10,000        10,000        10,000
     6.40% Series B due 2003      20,000        20,000        20,000
     6.34% Series B due 2005       5,000         5,000         5,000
     6.38% Series B due 2005       5,000         5,000         5,000
     6.45% Series B due 2005       5,000         5,000         5,000
     6.50% Series B due 2008       5,000         5,000         5,000
     8.26% Series B due 2014      10,000             -             -
     8.31% Series B due 2019      10,000             -             -
     9.05% Series A due 2021      10,000        10,000        10,000
     7.25% Series B due 2023      20,000        20,000        20,000
     7.50% Series B due 2023       4,000         4,000         4,000
     7.52% Series B due 2023      11,000        11,000        11,000
   Unsecured:
     4.90% Series A due 1996      10,000        10,000        10,000
     8.69% Series A due 1996       5,000         5,000         5,000
     7.40% Series A due 1997       5,000         5,000         5,000
     8.93% Series A due 1998       5,000         5,000         5,000
     8.95% Series A due 1998      10,000        10,000        10,000
     8.47% Series A due 2001      10,000        10,000        10,000
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012       12,179        13,064        12,931
                                --------      --------      --------
     Total long-term debt        292,179  49%  288,002  50%  272,931  47%
                                -------- ---- -------- ---- -------- ----
     Total Capitalization       $595,985 100% $580,795 100% $575,170 100%
                                ======== ==== ======== ==== ======== ====
- ----------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
              (5)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.        Basis of financial statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the three and nine month periods ended September 30, 1994 and 1993 are not indicative of the results for a full year.

          Certain amounts from the prior year have been reclassified to conform with the 1994 presentation.

2.        Contingencies

          See discussion of environmental matters in Part II,
Item 7., "Management's Discussion and Analysis of Results of
Operations and Financial Condition" in the Company's 1993 Annual
Report on Form 10-K.

Deloitte & Touche LLP
     ------------------------------------------------------------
     3900 US Bancorp Tower         Telephone:     (503)  222-1341
     111 SW Fifth Avenue           Facsimile:     (503)  224-2172
     Portland, OR  97204-3698

INDEPENDENT ACCOUNTANTS' REPORT

Northwest Natural Gas Company
Portland, Oregon

We have made a review of the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income for the three- and nine-month periods, ended September 30, 1994 and 1993, and the consolidated statements of earnings invested in the business and cash flows for the nine-month periods ended September 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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

DELOITTE & TOUCHE LLP

November 10, 1994

                       NORTHWEST NATURAL GAS COMPANY
                       PART I. FINANCIAL INFORMATION



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Northwest Natural Gas Company's (Northwest Natural) consolidated wholly-owned subsidiaries consist of Oregon Natural Gas Development Corporation (Oregon Natural); NNG Energy Systems, Inc. (Energy Systems); NNG Financial Corporation (Financial Corporation); and Pacific Square Corporation (Pacific Square) (see "Subsidiary Operations" below and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 1993 Annual Report on Form 10-K). Together, Northwest Natural and these subsidiaries are referred to herein as the "Company."

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended September 30, 1994 and 1993.

Earnings and Dividends
- ----------------------

          The Company incurred a loss applicable to common stock of $0.34 per share for its third quarter ended September 30, 1994, compared to a loss of $0.40 per share in last year's third quarter. The Company had a loss of $0.49 per share from utility operations in the third quarter of 1994, compared to a loss of $0.39 per share from utility operations in the same period in 1993.

          Improved subsidiary results for the three and nine months ended September 30, 1994, compared to the same periods of the prior year, helped to offset the effect on gas utility results of warmer weather in the Company's service territory for these same periods.

          A third quarter loss is customary for the Company, reflecting low summertime use of natural gas. The weather in Northwest Natural's service territory during the first nine months of 1994 was 14 percent warmer than the 20 year average, and 17 percent warmer than the same period of 1993. The warmer weather resulted in significant decreases in gas deliveries to, and related margin (revenues less cost of gas) from, weather-sensitive customers. The Company estimates that the weather-related reduction in margin during the first nine months of 1994 was equivalent to about $0.58 per share compared to a similar period with average weather, and about $0.98 per share compared to actual conditions during the first nine months of

1993. These estimates are derived from the Company's internal planning model. (For an explanation of the Company's internal planning model from which these estimates are derived, see the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.)

          Earnings from subsidiary operations for the third quarter of 1994 were equivalent to $0.15 per share, compared to a loss equivalent to $0.01 per share for the same period in 1993. The increased earnings were primarily due to the improved operating performance of Financial Corporation's investments in windpower electric generating projects in California. The improved performance of these projects resulted from better wind conditions in 1994 in the region where the investments are located (see "Subsidiary Operations").

          The Board of Directors of the Company declared a quarterly dividend of $0.44 per share on its common stock, payable November 15, 1994, to shareholders of record on October 31, 1994. The current indicated annual dividend rate is $1.76 per share.

Results of Operations
- ---------------------
    Comparison of Gas Utility Operations
    ------------------------------------

          The following table summarizes the composition of gas utility volumes and revenues:

                              Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                              ------------------      -----------------
                                1994       1993        1994       1993
                                ----       ----        ----       ----
Gas Sales and Transportation
 Deliveries - Therms (000's):
     Residential and commercial
      sales                    42,215    43,619     318,742    347,443
     Unbilled volumes             541     1,779     (34,412)   (30,347)
                              -------   -------     -------    -------
         Weather-sensitive
          volumes              42,756    45,398     284,330    317,096
     Industrial firm sales     17,599    17,175      59,734     59,625
     Industrial interruptible
      sales                    20,923    20,580      64,911     41,474
                              -------   -------     -------    -------
         Total gas sales       81,278    83,153     408,975    418,195
     Transportation deliveries 86,675    93,910     265,095    321,438
                              -------   -------     -------    -------
     Total volumes sold and
      delivered               167,953   177,063     674,070    739,633
                              =======   =======     =======    =======
Utility Operating Revenues
 - Dollars (000's):
     Residential and commercial
      revenues               $ 28,466  $ 27,640    $198,739   $193,748
     Unbilled revenues            256     1,118     (19,907)   (14,863)
                             --------  --------    --------   --------
         Weather-sensitive
          revenues             28,722    28,758     178,832    178,885
     Industrial firm revenues   7,424     6,691      25,574     22,724
     Industrial interruptible
      revenues                  6,543     5,760      19,523     11,948
                             --------  --------    --------   --------
         Total gas revenues    42,689    41,209     223,929    213,557
     Transportation revenues    3,657     3,956      10,600     14,244
     Other revenues              (368)     (327)        103      2,127
                             --------  --------    --------   --------
     Total utility operating
      revenues               $ 45,978  $ 44,838    $234,632   $229,928
                             ========  ========    ========   ========

Cost of gas                  $ 21,552  $ 16,646    $107,047   $ 84,892
                             ========  ========    ========   ========
Number of customers (end
 of period)                   377,200   357,200     377,200    357,200
                             ========  ========    ========   ========

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of Northwest Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, shifts in temperatures from one period to the next will affect volumes of gas sold to these customers. Normal weather conditions are based upon a 20 year average measured by degree days.

          Customer growth continues at a rapid rate relative to others in the industry. The 20,000 customers added since September 30, 1993 represent a growth rate of 5.6 percent. Customer growth partially offset the depressing effect on sales volumes of 65 percent fewer degree days for the three months ended September 30, 1994 compared to the same period in 1993. The net result was a six percent decrease in volumes sold to residential and commercial customers. Despite the warmer weather, the combination of customer growth and rate increases approved in 1993 to compensate for higher costs of gas (see Part I, Item 1., "Business - Regulation and Rates," in the Company's 1993 Annual Report on Form 10-K) resulted in stable revenues. The rate increases did not affect margin since the cost of gas increased by a comparable amount (see "Cost of Gas").

          Volumes sold to residential and commercial customers were ten percent lower during the nine month period ended September 30, 1994, compared to the same period in 1993, while corresponding revenues were little changed due to the same factors discussed for the third quarter.

          Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with related purchased gas costs.

          Industrial, Transportation and Other
          ------------------------------------

          The combined net operating revenues (margin) from industrial firm and interruptible sales and transportation customers decreased eight percent, from $10.7 million in the third quarter of 1993 to $9.8 million in the third quarter of 1994. For the current nine month period, net operating revenue from these customers decreased four percent, from $33.2 million in 1993 to $32.0 million in 1994.

          Total volumes delivered to industrial firm, industrial interruptible and transportation customers were five percent lower in the third quarter of 1994, and eight percent lower for the nine months ended September 30, 1994, compared to the same periods of 1993. In 1993, Oregon Natural and Portland General

Electric Company completed a natural gas pipeline to an electric generation plant. As a result, there were no transportation deliveries by Northwest Natural to this plant following the delivery of 12 million therms to this customer during the first quarter of 1993. Also contributing to lower volumes was a 28 million therm reduction in transportation deliveries to an industrial customer, the James River Corp. paper mill in Camas, Washington, which placed a direct (bypass) connection to Northwest Pipeline Corporation's (NPC) system into operation in October 1993. Northwest Natural does not expect a significant number of its other large customers to bypass its system in the foreseeable future since these customers typically are served under tariffs which are designed to be competitive with the capital and operating costs of direct connections to NPC's system (see Part II, Item 7., "Comparison of Gas Operations - Industrial, Transportation and Other," in the Company's 1993 Annual Report on Form 10-K).

          Although volumes decreased, Northwest Natural's revenues from industrial firm sales and industrial interruptible sales and transportation deliveries were seven percent higher in the third quarter of 1994, and 14 percent higher for the nine month period ended September 30, 1994, compared to the same periods of the prior year. The revenue increase was primarily due to a higher level of industrial interruptible sales and a correspondingly lower level of transportation deliveries for these same periods. Since 1992, over half of Northwest Natural's transportation customers have switched to sales service. These customers, which have the option of purchasing natural gas from Northwest Natural or of purchasing gas directly from suppliers and shipping it on the systems of Northwest Natural and its pipeline suppliers for a fee, select the option which from time to time provides the lowest cost. The migration from transportation to sales tariffs by these customers reflects the fact that Northwest Natural's industrial sales tariffs were lower than the cost to these customers of purchasing and shipping their own gas. Since transportation charges typically are the same as the margin on an equivalent sale of gas, the increase in revenue attributable to the migration from transportation to sales tariffs was substantially offset by an increase in Northwest Natural's cost of gas.

          Other revenues are primarily related to regulatory balancing accounts (see Part II, Item 8., Note 1, "Notes to
Consolidated Financial Statements," in the Company's 1993 Annual
Report on Form 10-K).

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

          The cost of gas sold during the third quarter of 1994 was 29 percent higher than in the same period of 1993. The primary contributing factors were a 32 percent increase in the cost of gas per therm, including purchased gas costs, related tariff adjustments, and gas storage activity, and a two percent decrease in total volumes sold. Increased gas costs resulted from higher market prices from suppliers, as well as higher demand charges by NPC, Northwest Natural's primary pipeline supplier, implemented pursuant to Federal Energy Regulatory Commission Order No. 636.

          The cost of gas was 26 percent higher during the nine month period ended September 30, 1994, compared to the same period in 1993, due to the same factors discussed for the third quarter.

          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  ------------------   -----------------
Consolidated Subsidiaries
(Thousands):                         1994     1993       1994     1993
- -------------------------            ----     ----       ----     ----
Net Operating Revenues              $2,552   $2,613     $9,049   $8,026
Operating Expenses:
   Operations and maintenance        1,039    1,533      5,033    4,775
   Taxes other than income taxes        73       10        159       73
   Depreciation, depletion and
    amortization                     1,524    1,408      3,179    4,452
                                    ------   ------     ------   ------

Total Operating Expenses             2,636    2,951      8,371    9,300
                                    ------   ------     ------   ------
Income(Loss) from Operations           (84)    (338)       678   (1,274)

Income from Financial Investments    2,814      892      2,975      770

Other Income(Expense) and
 Interest Charges                      (46)     (95)     3,849      (19)
                                    ------   ------     ------   ------
Income(Loss) Before Income Taxes     2,684      459      7,502     (523)

Income Tax Expense(Benefit)            627      562      2,344     (604)
                                    ------   ------     ------   ------
Net Income (Loss)                   $2,057   $ (103)    $5,158   $   81
                                    ======   ======     ======   ======

          Consolidated subsidiary earnings for the nine months ended September 30, 1994 and 1993, were equivalent to $0.39 per share, and $0.01 per share, respectively. Net income for the individual subsidiaries for the nine months ended September 30, 1994 was $2.3 million for Financial Corporation; $0.4 million for Oregon Natural; $0.3 million for Energy Systems; and $2.2 million for Pacific Square.

          The improved subsidiary results for the first nine months of 1994 resulted primarily from two factors. First, Pacific Square sold its interest in two office buildings, including the Company's headquarters building, in the second quarter of 1994. The Company's gain on the sale was $1.9 million after tax, equivalent to $0.14 per share. As a result of the sale of these investments, Pacific Square no longer has any operating activities. Second, Financial Corporation's investments in windpower electric generating projects in California (see Part II, Item 8., Note 11, "Notes to Consolidated Financial Statements," in the Company's 1993 Annual Report on Form 10-K) benefitted from favorable wind conditions which significantly improved their operating results in the third quarter of 1994. As a result, Financial Corporation's net income increased $2.0 million for the nine months ended September 30, 1994 compared to the same period in 1993.

          The following discussion summarizes the Company's operating expenses, other income, interest charges, income taxes and preferred and preference stock dividend requirements.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Northwest Natural's utility operations and maintenance expenses were $0.7 million lower for the nine months ended September 30, 1994, than for the equivalent period in 1993. The reduction was primarily due to a $1.7 million decrease in accruals for estimated employee bonuses, offset by a negotiated wage increase of 3.75 percent for union employees which became effective April 1, 1994. Subsidiary operations and maintenance expenses increased $0.3 million primarily due to increased production expenses related to Oregon Natural's Canadian operations.

          Taxes Other Than Income Taxes
          -----------------------------

          Taxes other than income taxes were $0.2 million higher for the three months and $0.9 million higher for the nine months ended September 30, 1994, compared to the same periods of the prior year, primarily due to increases in property taxes and utility franchise taxes. Increased property taxes resulted primarily from plant additions. Increased utility franchise taxes resulted from increased gas revenues.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          Northwest Natural's utility depreciation expense increased $0.4 million and $1.5 million, respectively, in the third quarter and nine months ended September 30, 1994, compared to the same periods in 1993, due to additional utility plant in service. Subsidiary depreciation expense decreased $1.3 million for the nine months ended September 30, 1994 compared to the same period of the prior year, due to Oregon Natural's write-downs of unproven properties in the first and second quarters of 1993.

     Other Income
     ------------

          The increase in other income for the three and nine month periods ended September 30, 1994, compared to the same periods in 1993, resulted primarily from a $3.2 million pre-tax gain related to the sale of Pacific Square's investments and a $2.2 million increase due to improved operating results from Financial Corporation's investments (see "Subsidiary Operations" above).

     Interest Charges
     ----------------

          Interest charges were lower for the three and nine month periods ended September 30, 1994 compared to the same periods in 1993 as a result of debt refinancings which occurred in late 1993 (see Part II, Item 7., "Interest Charges," in the Company's 1993 Annual Report on Form 10-K). Due to early redemption costs of $5.6 million related to these refinancings, the balance of deferred debits and other assets was greater at September 30, 1994 compared to September 30, 1993. Consistent with prior regulatory practice, these costs are being amortized over the lives of medium-term notes issued for the purpose of refunding the redeemed debt.

     Income Taxes
     ------------

          The effective corporate income tax rates for the nine month periods ended September 30, 1994 and 1993 were 36 percent and 38 percent, respectively, which approximate the Company's statutory tax rates for these periods.

     Preferred and Preference Stock Dividend Requirements
     ----------------------------------------------------

          Preferred and preference stock dividend requirements for the three and nine month periods ended September 30, 1994 were lower by $0.1 million and $0.4 million, respectively, compared to the same periods in 1993, due to redemptions and refundings of preferred stock in 1993. The principal amount of preferred stock outstanding was $1.1 million, or 7 percent, lower at September 30, 1994, than at September 30, 1993.

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

     Capital Structure
     -----------------

          The Company's long-term goal is to maintain a capital structure comprised of 40 to 45 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. This target structure is managed by issuing new debt or equity securities in response to market conditions and the status of accumulated earnings. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 4 and 6, "Notes to Consolidated Financial Statements," in the Company's 1993 Annual Report on Form 10-K).

          At September 30, 1994, the Company's ratio of short-term and long-term debt to total capital was 52 percent, slightly above its target range for this ratio. Management believes that accumulated earnings and the anticipated issuance or sale of additional common stock will be sufficient to bring all components of the Company's capital structure within targeted ranges during 1995.

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities was 59 percent higher in the first nine months of 1994 compared to the same period in 1993. The increase is primarily due to rate increases
                                    - 18
in late 1993 that reflect completion of amortizations of credit balances in regulatory accounts.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Part II, Item 8., Note 12, "Notes to
Consolidated Financial Statements," in the Company's 1993 Annual
Report on Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for Northwest Natural's utility construction program in the first nine months of 1994 were up six percent from the same period of 1993. The increase related primarily to expenditures for system improvements and customer growth. In the first nine months of 1994, non-utility expenditures were primarily for Oregon Natural's Canadian gas exploration and production program (see Part II, Item 7., "Financial Condition - Investing Activities," in the Company's 1993 Annual Report on Form 10-K).

          "Restricted Cash and Long-Term Notes Receivable" shown on the Consolidated Balance Sheets for September 30, 1994 and 1993, includes a $5.5 million restricted cash deposit with a commercial bank related to Pacific Square. In December 1993, this deposit was reclassified as a current asset due to the then pending sale of Pacific Square's primary real estate investments, pursuant to which sale the funds were expected to be released. However, upon completion of the sale in the second quarter of 1994, the deposit was again reclassified as a long term asset based upon the final terms of the sale agreement, which provides for the funds to be released no later than December 1996.

          Financing Activities
          --------------------

          In the first nine months of 1994, the Company used the increased cash provided by operating activities to reduce short-term debt.

          In September 1994, Northwest Natural sold $10 million of its Medium-Term Notes, 8.31% Series B, due 2019, and $10 million of its Medium-Term Notes, 8.26% Series B, due 2014. The proceeds were used to repay short term debt incurred to fund Northwest Natural's utility construction program.

     Lines of Credit
     ---------------

          Northwest Natural has available through September 30, 1995, committed lines of credit totalling $80 million, consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1995, lines of credit with two commercial banks totalling $20 million, including a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines of credit are supported by the unconditional guaranty of Northwest Natural. There were no outstanding balances as of September 30, 1994 under either the Northwest Natural or the Financial Corporation bank lines.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue commercial paper which is supported by the bank lines discussed above. Financial Corporation's commercial paper is unconditionally guarantied by Northwest Natural (see Part II,
Item 8., Note 7, "Notes to Consolidated Financial Statements," in the Company's 1993 Annual Report on Form 10-K).

     Ratio of Earnings to Fixed Charges
     ----------------------------------

          For the 12 months ended September 30, 1994, and December 31, 1993, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 2.87 and 3.22, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

===============================================================

          The consolidated financial statements as of September 30, 1994 and 1993 and for the three and nine month periods then ended, have been reviewed by Deloitte & Touche LLP, independent public accountants, in accordance with standards established by the American Institute of Certified Public
Accountants.  A copy of their report is included herein.

================================================================

                        PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     Exhibit 11 - Statement re: computation of per share earnings.

     Exhibit 12 - Computation of ratio of earnings to fixed charges.

     Exhibit 15 - Letter re: unaudited interim financial information.

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K

          No reports were filed by the Company on Form 8-K for the three month period ended September 30, 1994.

SIGNATURE
- ---------

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NORTHWEST NATURAL GAS COMPANY
                               (Registrant)


                                   /s/ Bruce R. DeBolt
Dated: November 10, 1994      ---------------------------------
                              Bruce R. DeBolt
                              Principal Financial Officer,
                              Senior Vice President and Chief
                              Financial Officer

                       NORTHWEST NATURAL GAS COMPANY

                               EXHIBIT INDEX
                                    to
                       Quarterly Report on Form 10-Q
                             For Quarter Ended
                            September 30, 1994


                                                     Exhibit
Document                                             Number
- --------                                             -------

Statement Re: Computation of Per Share Earnings         11

Computation of Ratio of Earnings to Fixed Charges       12

Letter Re: Unaudited Interim Financial Information      15

Financial Data Schedule                                 27