Form 10-K
NORTHWEST NATURAL GAS CO
filed 1995-03-24
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                     _____

                                   FORM 10-K
(Check One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994
                                      OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the Transition period from ___________ to____________

                          Commission file number 0-994

                         NORTHWEST NATURAL GAS COMPANY
           (Exact name of registrant as specified in its charter)

    Oregon                                       93-0256722
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

220 N.W. Second Avenue, Portland, Oregon            97209
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
-------------------       -----------------------------------------
      None                                 None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class              Shares outstanding on February 28, 1995
-------------------              ---------------------------------------
Common Stock, $3 1/6 par value             14,622,386
Preference Stock, without par value           295,069
Preferred Stock, without par value            159,504

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

The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at February 28, 1995 was:
$440,173,000

                      DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, dated April 14, 1995, are incorporated by reference in Part III.

                          NORTHWEST NATURAL GAS COMPANY

               Annual Report to Securities and Exchange Commission
                                   on Form 10-K
                                for the year 1994

                                Table of Contents

PART I                                                           Page
------                                                           ----
Item 1.  Business
            General. . . . . . . . . . . . . . . . . . . . . . .  1
            Gas Supply . . . . . . . . . . . . . . . . . . . . .  2
            Transportation . . . . . . . . . . . . . . . . . . .  7
            Regulation and Rates . . . . . . . . . . . . . . . .  7
            Competition and Marketing. . . . . . . . . . . . . . 10
            Construction and Financing Programs. . . . . . . . . 13
            Environment. . . . . . . . . . . . . . . . . . . . . 13
            Employees. . . . . . . . . . . . . . . . . . . . . . 13

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . 13

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 15

Item 4.  Submission of Matters to a Vote of Security Holders . . 15

Additional Item
         Executive Officers of the Registrant. . . . . . . . . . 15

PART II
-------
Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . 17

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . 20

Item 7.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition . . . . . . . . . . 21

Item 8.  Financial Statements and Supplementary Data . . . . . . 35

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . 72

PART III
--------
Items
10. - 13.   Incorporated by Reference to Proxy Statement . . . . 72

PART IV
-------
Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . 72

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . 78

                       NORTHWEST NATURAL GAS COMPANY
                                  PART I

ITEM 1. BUSINESS

General
-------

          Northwest Natural Gas Company (the Company) was incorporated under the laws of Oregon in 1910. The Company and its predecessors have supplied gas service to the public since
1859.

          The Company is principally engaged in the distribution of natural gas. The Oregon Public Utility Commission (OPUC) has allocated to the Company as its exclusive service area a major portion of western Oregon, including the Portland metropolitan area, most of the fertile Willamette Valley and the coastal area from Astoria to Coos Bay. The Company also holds certificates from the Washington Utilities and Transportation Commission
(WUTC) granting it exclusive rights to serve portions of three Washington counties bordering the Columbia River. Gas service is provided in 94 cities, together with neighboring communities, in 16 Oregon counties, and in nine cities, together with neighboring communities, in three Washington counties. At year-end 1994, the Company's service areas had a population of nearly 2,700,000, including about 78 percent of the population of the State of Oregon. The City of Portland, Oregon is the principal retail and manufacturing center in the Columbia River Basin. It is a major port and growing nucleus for trade with Pacific Rim nations such as Japan and Korea.

          At year-end 1994, the Company had about 347,000 residential customers, 44,000 commercial customers, and 600 industrial customers. Industries served include pulp, paper and other forest products; the processing of farm and food products; lumber and plywood; the production of various mineral products; the manufacture of electronic, electrochemical and electrometallurgical products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

          The Company has four subsidiaries, each of which is incorporated in the State of Oregon: Oregon Natural Gas

Development Corporation (Oregon Natural), NNG Financial
Corporation (Financial Corporation), NNG Energy Systems, Inc.
(Energy Systems) and Pacific Square Corporation (Pacific Square).

          Oregon Natural is engaged in natural gas exploration, development and production in Oregon and other western states, and, through its wholly-owned subsidiary, Canor Energy Ltd. (Canor), an Alberta corporation, also engages in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. Oregon Natural also holds an equity investment in a Boeing 737-300 aircraft. (See Part I, Item 2, and Part II, Item 8, Notes 2 and 10.)

          Financial Corporation holds financial investments as a limited partner in four solar electric generating plants, four wind power electric generation projects and a hydroelectric project, all located in California, and in a low-income housing project in Portland. Financial Corporation also arranges short-term financing for the Company's operating subsidiaries. (See
Part II, Item 8, Notes 2, 6 and 10.)

          Energy Systems, through its wholly-owned subsidiary, Agrico Cogeneration Corporation (Agrico), formerly owned a 25 megawatt cogeneration plant near Fresno, California. Neither Energy Systems nor Agrico now has any operating activities. (See
Part I, Item 2, and Part II, Item 8, Note 2.)

          Until 1994, Pacific Square was engaged in real estate management, principally in connection with two office buildings in Portland and other Company-owned properties adjacent to those buildings. During 1994, Pacific Square sold its partnership interests in these buildings and now has no operating activities. (See Part I, Item 2, and Part II, Item 8, Note 2.)

Gas Supply
----------

          General
          -------

          The Company meets the needs of its core market (residential, commercial and firm industrial) customers through natural gas purchases from a variety of suppliers. The Company has a diverse portfolio of short-, medium- and long-term firm gas supply contracts. During periods of peak demand, supplies under these contracts are supplemented with gas from storage facilities either owned by or contractually committed to the Company.

          Natural gas for the Company's core market is transported by Northwest Pipeline Corporation (NPC), primarily under a contract expiring September 30, 2013, providing for firm transportation capacity of up to 2,460,440 therms(1) per day. NPC's rates for this service are established by the Federal Energy Regulatory Commission (FERC) under NPC's primary firm transportation rate schedule, as amended or superseded from time to time.

          The Company also has a contract expiring April 1, 2008 for 500,000 therms per day of firm transportation capacity for its core market through participation in an expansion of NPC's system, and an expansion of Pacific Gas Transmission's (PGT) pipeline through central Oregon, southeastern Washington and northern Idaho. In combination, this additional firm transportation capacity provides a connection through Alberta Natural Gas Company Ltd.'s (ANG) system to producing regions of Alberta, Canada.

          The cost to the Company of gas to supply its core market consists of the purchase price paid to suppliers plus charges paid to pipelines to transport such gas to the Company's distribution system. While the rates for pipeline transportation and peaking services are regulated, the purchase price of gas is not. Although pipeline costs have increased by 44 percent since 1992, the effect of such increases on core market customers has been largely offset by lower gas prices. In addition the Company

[FN]
----------------
(1) For gas quantities expressed in therms, one therm is equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot. MMBtu means one million Btu's, or 10 therms. For gas quantities expressed in cubic feet, unless otherwise indicated, all volumes are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit, and in some instances are rounded to the nearest major multiple. Mcf means one thousand cubic feet, Mmcf means one million cubic feet and Bcf means one billion cubic feet.

has been able to offset firm transportation charges, in part, by making off-system sales in periods when core market customers do not fully utilize firm pipeline capacity.

          The Company supplies many of its non-core customers (larger industrial interruptible customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers. (See "Transportation".)

          Core Market Basic Supply
          -------------------------

          The Company purchases gas for its core market from a variety of suppliers located in the western United States and Canada. At January 1, 1995, the Company had 14 contracts with 12 suppliers with original terms of from four months to 15 years which provided for a maximum of 2,468,790 therms of firm gas per day during the peak winter season and 1,543,300 therms per day during the remainder of the year. About three-fourths of this supply comes from Canada.

          The terms of the Company's principal purchase agreements are summarized as follows:

          An agreement expiring November 1, 2003 with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada, entitles the Company to purchase up to approximately 960,000 therms of firm gas per day. This agreement contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Westcoast Energy, Inc. pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in rate proceedings similar to those conducted in the United States by the FERC. This contract contains minimum purchase obligations.

          An agreement also expiring November 1, 2003 with Amoco Canada Petroleum Company, Ltd., on terms similar to the CanWest agreement, entitles the Company to purchase up to approximately 83,300 therms of firm gas per day. This gas is aggregated from production in Alberta and the Canadian Yukon and Northwest Territories. This contract contains minimum purchase obligations.

          An agreement with Poco Petroleums, Ltd. (Poco), a
Canadian producer, expiring September 30, 2003, entitles the

Company to purchase up to 155,160 therms per day during the winter and up to 110,000 therms per day during the summer of gas produced in Alberta.

          Two agreements expiring September 30, 2003 with Westcoast Gas Services entitle the Company to purchase up to 140,000 therms per day year-round, plus up to 92,750 therms per day as winter season supply, of gas produced in Alberta. Pricing for supplies under these agreements can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on the Canadian pipeline systems and a monthly reservation charge. The commodity pricing consists of a portion of the daily contract quantity at a fixed price and the remaining daily contract quantity tied to a monthly Canadian index.

          An agreement expiring October 31, 1996 with Poco entitles the Company to purchase up to 200,000 therms of firm gas per day. This agreement contains a demand and commodity pricing structure, a provision for annual renegotiations of the commodity price, minimum purchase obligations and a pro rata market share commitment. The demand charge is subject to NEB regulation.
This gas is produced in Alberta and British Columbia.

          An agreement expiring October 31, 2000 with Summit Resources Ltd. entitles the Company to purchase up to 77,580 therms per day during the winter and up to 50,000 therms per day during the summer of gas produced in Alberta. Pricing for supplies under this agreement can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on NOVA Corporation of Alberta's system and commodity charges that are separated into two tiers.

          During 1994, new purchase agreements for firm gas were entered into with seven suppliers which provided for a total of 760,000 therms per day. These agreements were similarly structured, as follows: each was for a four-month term, from November 1, 1994 through February 28, 1995; each provided volumes based on a combination of reservation charges and indexed commodity prices; and all but one had a minimum volume obligation at a fixed price. All of the gas purchased under these agreements was produced in the United States Rocky Mountain and San Juan Basin regions. The Company intends to enter new purchase agreements for equivalent volumes of gas with these or other similar suppliers to be available during the winter season extending from November 1, 1995, until February 29, 1996.

          During 1994, less than one percent of the Company's purchases for its core market was from the spot market (30 days or less).

          The Company's goal in purchasing gas for its core market is to meet customers' needs at reasonable prices. The Company believes that gas supplies available from suppliers in the western United States and Canada are adequate to serve its core market customers for the foreseeable future, and that the cost of such gas generally will track market prices.

          Core Market Peaking Supply
          --------------------------

          During peak demand periods, the Company supplements its firm gas supplies with gas from Company-owned or contracted peaking facilities in which gas is stored during periods of low demand for use during periods of peak demand. In addition to enabling the Company to meet its peak demand, these facilities make it possible to lower the annual average cost of gas by allowing the Company both to reduce its pipeline transportation contract demand and to purchase gas for storage during the summer months when prices are generally at their lowest.

          The Company has contracts with NPC which expire in 2004 for firm storage services from the underground gas storage field at Jackson Prairie near Centralia, Washington, and the liquefied natural gas (LNG) facility at Plymouth, Washington. Together, these facilities provide a daily deliverability of 831,380 therms and a total seasonal capacity of 13,082,647 therms. In addition, the Company has a contract with NPC which expires in 1996 for an additional daily deliverability of 94,670 therms and an additional seasonal capacity of 2,779,970 therms from the Jackson Prairie storage field.

          The Company owns and operates two LNG plants which liquefy gas during the summer months for use during the peak winter season. These two plants, one located in Portland and the other near Newport, Oregon, provide a maximum daily deliverability of 1,800,000 therms and a total seasonal capacity of 17,000,000 therms. The Company also owns and operates an underground gas storage facility at Mist, Oregon. This facility has a maximum daily deliverability of 1,000,000 therms and a total seasonal working gas capacity of 70,000,000 therms.

          The Company has a contract with Portland General Electric Company (PGE) expiring in 2010 that provides the Company with additional winter peaking supply. With certain limitations, the Company may interrupt gas deliveries to PGE, use that gas for the Company's core customers, and compensate PGE for its cost of replacement fuel oil. The daily deliverability under this contract is 300,000 therms, increasing to 760,000 therms in November 1995.

Transportation
--------------

          Between 1988 and 1992, most of the Company's large industrial interruptible customers switched from sales service to transportation service whereby they purchased gas directly from suppliers and shipped the gas on the Company's system and those of its pipeline suppliers for a fee. Since 1992, more than half of these customers have returned to sales service, primarily because the Company's industrial sales rates were lower than those customers' costs of purchasing and shipping their own gas. The ability of industrial customers to switch between sales service and transportation service has made it possible for the Company to retain most of these customers. Because transportation charges typically are the same as the margin on an equivalent sale of gas, switching between sales service and transportation service by industrial interruptible customers has not had a material effect on the Company's results of operations. (See "Competition and Marketing" and Part II, Item 7.)

Regulation and Rates
--------------------

          The Company is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 1994, 92.1 percent of the Company's gas deliveries and 94.4 percent of its utility operating revenues were derived from Oregon customers and the balance from Washington customers. The Company is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC).

          The Company's most recent general rate case in Oregon, which was effective in 1989, authorized rates designed to produce a return on common equity of 13.25 percent. The most recent general rate increase in Washington, which was effective in 1986, authorized rates also designed to produce a return on common equity of 13.25 percent. Actual revenues resulting from the OPUC's and WUTC's general rate orders are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in the Company's service area. The Company has no plans to file general rate cases in either Oregon or Washington in 1995. The Company's returns on average common equity from utility operations were 15.9 percent in 1993 and 11.3 percent in 1994. Its returns from consolidated operations (including subsidiary results) were 13.7 percent in 1993 and 12.2 percent in 1994.

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

          The PGA tariff also provides that 80 percent of any difference between actual gas commodity costs and related costs incorporated into rates will be deferred for amortization in subsequent periods. If actual gas commodity costs exceed those incorporated in rates, the Company subsequently will adjust its rates upward to recover 80 percent of the deficiency from core market customers. Similarly, if actual gas commodity costs are lower than those reflected in rates, rates will be adjusted downward to refund to core customers 80 percent of such gas commodity cost savings.

          In Washington, the Company is permitted to track increases and decreases in gas commodity costs coincidental with their incurrence, with the result that net income is not directly affected by changes in gas commodity costs.

          In October 1994, the Company filed under its Oregon PGA tariff to reduce rates for Oregon customers by an average of
5.6 percent. In a similar filing in Washington in November 1994, the Company filed to reduce its rates by an average of
7.0 percent. The OPUC and WUTC approved the respective filings effective December 1, 1994. The decreases pass through reductions in gas costs and remove temporary adjustments to rates which were put into effect on December 1, 1993 for the amortization of prior gas cost savings.

          In March 1994, the Company filed for rate decreases in Oregon to refund to customers savings from lower property taxes resulting from voter approval of an initiative measure which reduced property taxes. Effective April 15, 1994, all core market and cost-based transportation rate schedules for Oregon customers were reduced by an average of 1.1 percent.

          In December 1994, the Company filed with the OPUC to recover higher revenues from core customers through monthly service charges with an offsetting lower revenue recovery through volumetric rates. These rate redesign changes, which are intended to reduce earnings variability due to weather fluctuations, were approved by the OPUC effective January 1, 1995.

          Effective December 1, 1994, the Company terminated its Interruptible Sales Adjustment (ISA) tariff schedule in Oregon. This tariff had provided a mechanism to level margin fluctuations which resulted from the volatility of sales to large industrial interruptible customers caused by price competition between natural gas and residual fuel oil and the migration of such customers from one rate schedule to another. Through negotiation, the OPUC and the Company agreed to a permanent resetting of core market rates to reflect the ISA tariff's experience during the most recent two-year period. This agreement will result in a $1.8 million reduction in core market rates which will be phased in over two years, commencing
December 1, 1994.

          During 1994, the Company filed with the OPUC, and the OPUC approved, revisions to the Company's tariffed policy relating to the extension of Company facilities which are required to serve new customers. The prior policy based costs for connecting new customers on system-wide average costs and granted such customers an allowance for the cost of constructing Company facilities to serve them which was based on the number of gas appliances installed. Under the new policy approved by the OPUC, installation charges are based on the actual distance and difficulty of the installation, and the estimated gas usage from all gas appliances to be installed. From this estimate, a margin revenue estimate is derived which is used to determine what amount, if any, the customer must contribute toward the cost of installing Company facilities. It is not expected that the new policy will limit future customer growth since most new space and water heating customers should continue to qualify for gas service without incurring installation charges for connecting Company facilities. The new policy encourages the installation of multiple gas appliances and enables the Company to restrict the addition of new customers to those that are profitable to serve, while retaining the right of other potential customers to contribute to construction costs if they desire gas service.

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

          The OPUC and WUTC have implemented "least-cost planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 1994, the OPUC and WUTC acknowledged and accepted the Company's submissions of its second Least Cost Plan. Elements of the Plan included an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy. Although the OPUC's order acknowledging the Least Cost Plan does not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC indicated that it would give considerable weight in prudency reviews to utility actions which are consistent with acknowledged integrated resource plans.

Competition and Marketing
-------------------------

          The Company has no direct competition in the territory it serves from other natural gas utility distributors. However, it competes with NPC to serve large industrial customers; with oil and, to a lesser extent, electricity, for industrial uses; with oil, electricity and wood for residential use; and with oil and electricity for commercial uses. Competition among these forms of energy is based on price, reliability, efficiency and performance. In 1994, the Company maintained its competitive price advantage over electricity and approximate price parity with fuel oil in both the residential and commercial markets. Throughout 1994, natural gas rates continued to be substantially lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in the Company's Oregon service area. The Company believes that this rate advantage will continue for the foreseeable future. As a result of price increases in recent years by the Bonneville Power Administration, the wholesale supplier of much of the electricity sold by publicly-owned electric utilities in the Pacific Northwest, the price of natural gas for home heating in most cases is competitive with the price of electricity provided by public utility districts.

          The relatively low (estimated at between 30 and 35 percent) residential (single family and attached dwelling) saturation of natural gas in the Company's service territory, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential conversion market. In 1994, 17,793 net (after subtracting disconnected or terminated services) residential customers were added, including 7,983 units of existing residential housing which were reconnected to the system or were converted from oil or electric appliances to natural gas. Of the new heating conversions from other fuels, more than half also use gas for water heating. In addition, 1,421 net commercial customers were connected in 1994. The net total of all new customers added in 1994 was 19,211.
This constituted a growth rate of 5.2 percent, nearly double the national average for local distribution companies as reported by the American Gas Association.

          Natural gas sales volumes to residential and commercial customers during 1994 decreased 5.5 percent to 454.6 million therms from 481.3 million therms in 1993, largely due to warmer weather. For the year 1994, temperatures in the Company's service territory, based on heating degree days, were 10 percent warmer than those of 1993, and were seven percent warmer than the 20-year average. In 1994, 78.3 percent of total utility operating revenues and 45.9 percent of the total therms delivered were derived from deliveries to residential and commercial customers. (See Part II, Item 7.)

          Natural gas sales and transportation deliveries to industrial firm customers during 1994 totalled 99.2 million therms which was 0.6 percent below the 1993 level of 99.8 million therms. In 1994, 10.4 percent of total utility operating revenues and 10.0 percent of total therms delivered were derived from deliveries to industrial firm customers.

          Total natural gas sales and transportation deliveries to industrial interruptible customers during 1994 totalled 436.5 million therms which was 5.6 below the 1993 level of
462.5 million therms. These deliveries included the transportation of 18.6 million therms to an electric generating plant in 1994, down from 29.3 million therms transported to two plants in 1993. In 1994, 11.1 percent of total utility operating revenues and 44.1 percent of total therms delivered were derived from sales and transportation deliveries to industrial interruptible customers.

          The Company and most of its largest industrial customers have entered into high-volume interruptible transportation agreements. These agreements are designed to provide rates that are competitive with the costs of alternative fuels, such as heavy oil, by reducing the per-therm transportation rate. They also are designed to provide rates competitive with "bypass" (direct connection to interstate pipelines) by applying fixed charges that are equivalent to the capital and operating costs of direct connections to NPC's system. These agreements prohibit bypass during their terms. The Company does not expect a significant number of its large customers to bypass its system in the foreseeable future. (See
Part II, Item 7.)

          During 1994, the OPUC authorized the Company to enter into agreements with industrial customers, without OPUC approval, releasing, at negotiated rates, the Company's rights to portions of its firm pipeline capacity and pipeline transportation services. In its order authorizing the Company to enter into such agreements, the OPUC concluded that rate flexibility was warranted because competition for such services exists. The OPUC's order, which implements legislation adopted by the Oregon legislature in 1993, allows the Company to compete effectively with independent gas marketers. Eighty percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these agreements will be credited to core customer gas costs. In a related order issued in February 1995, the OPUC eliminated its previously-mandated requirement that the OPUC make an annual determination that these markets are subject to competition.

Construction and Financing Programs
-----------------------------------

          See Part II, Item 7, Management's Discussion and
Analysis of Results of Operations and Financial Condition.

Environment
-----------

          The Company is subject to air, water and other environmental regulation by state and federal authorities and has complied in all material respects with applicable regulations. Compliance with these regulations has had no material effect upon the capital expenditures, earnings or the competitive position of the Company.

          The Company owns property in Linnton, Oregon and previously owned property in Salem, Oregon that were sites of former gas manufacturing plants. Both sites are under investigation for potential remediation. (See Part II, Item 7, and Item 8, Note 12.)

Employees
---------

          At year-end 1994, the Company had 1,338 employees, of which 975 were members of the Office and Professional Employees International Union, Local No. 11. These union employees approved a five-year Joint Accord covering wages, benefits and working conditions effective April 1, 1992.

ITEM 2.  PROPERTIES

          The Company's natural gas distribution system consists of 9,639 miles of mains, as well as service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. The

Company also holds all necessary permits for the crossing of the Willamette River and a number of small rivers by its mains.

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

          Oregon Natural holds interests in United States oil and gas leases covering 113,062 net acres located in Oregon, California, Wyoming, and Colorado. Canor holds interests in Canadian gas and oil leases covering 128,489 net acres in Alberta and Saskatchewan. Most Canadian gas production is sold under long-term contracts to markets in both Canada and the United States. Oregon Natural also holds an equity investment in a Boeing 737-300 aircraft.

          Energy Systems formerly owned a 25 megawatt cogeneration plant near Fresno, California, through its wholly-owned subsidiary, Agrico, which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 1991. The U.S. Bankruptcy Court confirmed Agrico's reorganization plan in January 1994, allowing the sale in February 1994 of Agrico's assets to Wellhead Electric Company, the contract operator of the cogeneration plant. Neither Energy Systems nor Agrico now owns any property. (See Part II, Item 7, and Item 8, Note 2.)

          During 1994, Pacific Square, the Company's subsidiary engaged in real estate management, completed the sale of its partnership interests in One Pacific Square, a 227,000 square foot office building in Northwest Portland, and an adjacent 31,000 square foot office building, to its joint venture partner. Under the terms of the agreement, the joint venture partner assumed all of the partnership's joint obligations. Pacific Square no longer owns any property.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1994.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

                     Age at
                  December 31,        Positions held during
   Name               1994                last five years
------------------ ----------    -------------------------------
Robert L. Ridgley      60        President and Chief Executive
                                 Officer (1985-   ); Director
                                 (1984- );
                                     Chairman of the Executive
                                     Committee of the Board (1985-
                                     95).

Bruce R. DeBolt        47        Senior Vice President, Finance,
                                 and Chief Financial Officer
                                 (1990-  );
                                     Senior Vice President, Finance
                                     and Administration (1987-90);
                                     General Counsel (1983-90).

Dwayne L. Foley        49        Senior Vice President, Operations
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

                                     Services (1990-92);
                                     Vice President, Gas Supply and
                                     Pipeline Relations (1985-90).

Paul L. Hathaway       60        Senior Vice President,  Districts
                                 and Administrative Services
                                 (1992-  );
                                     Senior Vice President,
                                     Marketing, Districts and
                                     Administrative Services (1990-
                                     92); Senior Vice President,
                                     Market Services and Human
                                     Resources (1987-90).

Michael S. McCoy       51        Senior Vice President, Customer
                                 Services Division (1992-     );
                                     Vice President, Operations
                                     (1990-92); Vice President,
                                     Districts (1984-90).

Bruce B. Samson        59        Senior Vice President, Public
                                 Affairs (1990-  ); General
                                 Counsel (1990-  );
                                     Senior Vice President,
                                     Regulatory Affairs (1990);
                                     President-Public Policy, U. S.
                                     WEST Communications (1989).

Diana J. Johnston      50        Vice President, Human Resources
                                 (1992-   );
                                     Manager, Customers Office
                                     Department (1989-92).

C. J. Rue              49        Secretary (1982-  ); Assistant
                                 Treasurer (1987-  ).

D. James Wilson        55        Treasurer and Controller
                                 (1987-  ).

         Each executive officer serves successive annual terms;
present terms end May 25, 1995.

         There are no family relationships among the Company's executive officers.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a) The outstanding common stock of the Company is traded in the over-the-counter market and its price and volume data are reported by the National Association of Securities Dealers Automated Quotation (Nasdaq) system. The Company's common stock is included in the Nasdaq National Market through which the high, low and closing transaction prices, as well as volume data, are reported.

         The Company's common stock is included on the Federal
Reserve Board's list of over-the-counter securities determined to be subject to margin requirements under the Board's regulations.

         The quarterly high and low closing trades for the
Company's common stock, as quoted on the Nasdaq National Market and published in the Wall Street Journal, were as follows:
                    -------------------

                            1994                     1993
                     -------------------      ------------------
Quarter Ended        High         Low           High        Low
-------------       -------     -------        -------    -------
March 31            $36-1/2    $33-3/4        $31-1/2    $28-1/2
June 30              34-3/4     29-3/4             34     30-3/4
September 30             32         29             38         34
December 31              32     28-1/2         36-3/4         32

         The closing quotation for the common stock on December 30, 1994 was $29-1/2. On December 31, 1993 the closing quotation was $34-1/4.

         The Company's convertible preference stock $2.375 Series is traded in the over-the-counter market. Because of the small number of shares of this Series outstanding trading is infrequent. On October 11, 1994, this Series was removed from the Nasdaq system because the Series no longer met the requirements for inclusion in the Nasdaq Stock Market. Prior to such removal, the quarterly high and low closing bid price quotations reported by Nasdaq were as follows:

                                     Bid Prices
                     ------------------------------------------
                           1994                     1993
                     -----------------        -----------------
Quarter Ended         High       Low           High        Low
-------------         ----       ---           ----        ---
March 31            $56-3/4    $    54            $51    $47-1/2
June 30              55-3/4     48-1/2         55-1/4     49-3/4
September 30             49     47-1/2             59     55-1/4
December 31             N/A        N/A             59     52-1/2

         The closing quotations for the convertible preference stock $2.375 Series on October 10, 1994 (the last date quotations were provided by Nasdaq for this Series) and December 31, 1993 were $49 Bid, $53 Ask and $53-1/2 Bid, $57-1/2 Ask, respectively. Outstanding shares are convertible into shares of common stock at a rate of 1.6502 shares of common stock for each share of convertible preference stock. The Company intends to give notice on March 31, 1995, of the redemption of the convertible preference stock $2.375 Series effective May 15, 1995.

         (b) As of January 31, 1995 there were 12,348 holders of record of the Company's common stock and 79 holders of record of its convertible preference stock.

         (c) The Company has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

         Payment Date                1994           1993
         ------------                ----           -----
         February 15                $0.44           $0.43
         May 16                      0.44            0.44
         August 15                   0.44            0.44
         November 15                 0.44            0.44
                                    -----           -----
             Total per share        $1.76           $1.75
                                    =====           =====

          It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon the Company's earnings, its financial condition and other factors.

          The Company's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of the Company's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 1994, with about 55 percent of the Company's shareholders participating, dividend reinvestments and optional cash investments under the Plan aggregated $5.5 million and resulted in the issuance of 173,994 shares of common stock. During the seventeen years the Plan has been available the Company has issued and sold 2,850,791 shares of common stock which produced
$54.6 million in additional capital.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the
Company's operations
and financial condition.
                                  1994         1993       1992       1991        1990
                                  ----         ----       ----       ----        ----
Operating revenues and cost of sales ($000):
Sales revenues:
 Residential                    $176,510    $168,217    $124,834    $142,056    $129,830
 Commercial                      108,452     103,476      78,614      90,263      84,463
 Industrial - firm                34,443      31,340      24,867      25,222      24,603
            - interruptible       27,361      18,884       6,920       3,352       5,273
                                --------    --------    --------    --------    --------
   Total gas revenues            346,766     321,917     235,235     260,893     244,169
 Transportation                   14,702      17,892      25,564      29,424      30,423
 Unbilled revenues                (5,571)      5,153       2,603      (9,362)      9,268
 Other                               829       2,890       2,781         118          66
                                --------    --------    --------    --------    --------
   Total utility operating
     revenues                    356,726     347,852     266,183     281,073     283,926

Cost of gas                      163,026     138,833     101,733     107,398     110,605
                                --------    --------    --------    --------    --------
   Net utility operating
     revenues                    193,700     209,019     164,450     173,675     173,321

Non-utility net operating
 revenues                         11,773      10,865       8,000      11,664       8,905
                                --------    --------    --------    --------    --------
   Net operating revenues       $205,473    $219,884    $172,450    $185,339    $182,226
                                ========    ========    ========    ========    ========
Net income                      $ 35,461    $ 37,647    $ 15,775    $ 14,377    $ 30,724
 Preferred and preference stock
  dividend requirements            2,983       3,488       2,560       2,593       2,729
                                --------    --------    --------    --------    --------
Earnings applicable to
 common stock                   $ 32,478    $ 34,159    $ 13,215    $ 11,784    $ 27,995
                                ========    ========    ========    ========    ========
Average common shares outstanding
 (000)                            13,295      13,074      11,909      11,698      11,522
                                  ======      ======      ======      ======      ======
Primary earnings per share of
 common stock                      $2.44       $2.61       $1.11*      $1.01*       $2.43
                                   =====       =====       =====       =====        =====
Dividends per share of common
 stock                             $1.76       $1.75       $1.72       $1.69        $1.65
                                   =====       =====       =====       =====        =====
Total assets - at end of period
 ($000)                         $889,304    $849,036    $731,834    $731,494     $687,835
                                ========    ========    ========    ========     ========
Capitalization - at end of period ($000):
 Common stock equity            $274,408    $258,565    $241,538    $216,280    $219,446
 Preference stock                 26,252      26,633      26,766       1,869       2,025
 Redeemable preferred stock       15,950      17,041      28,218      29,148      30,102
 Long-term debt                  291,076     272,931     253,766     252,995     215,230
                                --------    --------    --------    --------    --------
   Total capitalization         $607,686    $575,170    $550,288    $500,292    $466,803
                                ========    ========    ========    ========    ========
Gas sales and transportation
 deliveries (000 therms):
 Residential                     260,218     267,818     206,131     233,079     208,940
 Commercial                      201,925     209,642     169,406     189,384     173,508
 Industrial - firm                81,348      80,588      67,847      65,535      62,252
            - interruptible       89,899      66,370      22,399      13,155      13,554
                                --------    --------    --------    --------    --------
      Total gas sale             633,390     624,418     465,783     501,153     458,254
 Transportation                  364,461     415,367     595,397     591,171     532,703
 Unbilled therms                  (7,519)      3,844       4,163     (16,943)     18,774
                                 -------   ---------   ---------   ---------   ---------
     Total volumes delivered     990,332   1,043,629   1,065,343   1,075,381   1,009,731
                                 =======   =========   =========   =========   =========
Customers (average for period):
 Residential                     338,053     320,186     303,585     288,610     274,069
 Commercial                       43,367      41,906      40,481      38,954      37,286
 Industrial - firm                   398         388         374         366         350
            - interruptible          148         122          75          57          91
 Transportation                       66         100         153         173         177
                                 -------     -------     -------     -------     -------
     Total customers             382,032     362,702     344,668     328,160     311,973
                                 =======     =======     =======     =======     =======
Customer statistics:
 Heat requirements**
    Actual degree days             4,020       4,452       3,662       4,248       4,208
    20-year average degree days    4,324       4,313       4,354       4,379       4,391
 Average annual use per customer in therms:
    Residential                      776         844         685         812         769
    Commercial                     4,680       5,029       4,214       4,874       4,670

Gas purchased cost per therm
 (cents)                           23.44       23.11       23.76       21.91       22.67
                                   =====       =====       =====      ======       =====

 *     Includes loss of $0.24 per share in 1992 (see Part II, Item 8, Note
2 to the Consolidated Financial Statements) and $1.23 per share in 1991 on
Agrico Cogeneration Corporation.
**     A degree day is the measure of the coldness of the weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

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

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended
December 31, 1994.

Earnings and Dividends
-----------------------

          The Company earned $2.44 per share in 1994, compared to $2.61 per share in 1993 and $1.11 per share in 1992. The results for 1994 were affected by warmer weather which was partially offset by improved subsidiary results. Higher earnings in 1993 were due to cooler weather. The Company's earnings for 1992 were depressed by the effects of record-setting warm weather and a loss related to Agrico Cogeneration Corporation (Agrico), a subsidiary of Energy Systems.

          The Company earned $2.08 per share from utility operations in 1994, compared to $2.72 per share and $1.41 per share in 1993 and 1992, respectively. Weather conditions in the Company's service territory in 1994 were seven percent warmer than normal and 10 percent warmer than in 1993. The Company estimates that the weather-related reduction in margin during 1994 was equivalent to about $0.51 per share compared to a similar period with normal weather, and $1.06 per share compared to actual conditions during 1993. These estimates are derived from the Company's internal planning model. The model calculates expected sales to, and revenues from, residential and commercial customers for "base usage," representing gas use for water heaters, ranges, and other appliances not sensitive to outside temperatures. The model also calculates expected sales to, and revenues from, these customers for "heat sensitive" usage, primarily furnaces, as a function of heating degree days (the difference between 65 degrees Fahrenheit and the average of a day's high and low temperatures). The model then estimates the earnings effect of the difference between expected sales and revenues under actual temperature conditions, and expected sales and revenues under average weather conditions.

          Subsidiary earnings for 1994 were equivalent to $0.36 per share, compared to losses equivalent to $0.11 per share and $0.30 per share in 1993 and 1992, respectively. Improved subsidiary performance in 1994 resulted primarily from a one-time gain from the sale of Pacific Square's investments, equivalent to $0.14 per share, and improved operating performance of Financial Corporation's investments in windpower electric generating projects in California equivalent to $0.12 per share in 1994, compared to a loss equivalent to $0.06 per share in 1993.

          1994 was the 39th consecutive year in which the Company's dividends paid have increased. In 1994, dividends paid on common stock were $1.76 per share compared with $1.75 in 1993 and $1.72 in 1992.

Results of Operations
---------------------

     Regulatory Matters
     ------------------

          Northwest Natural provides utility gas service in Oregon and Washington, with Oregon representing approximately 95 percent of its revenues. Future earnings and cash flows from utility operations will be determined for the most part by continued growth in the residential and commercial markets, by Northwest Natural's ability to remain price competitive in the large industrial market, and by the ability of management to control expenses.

          In 1994, the Oregon Public Utility Commission (OPUC) approved new tariffs for recovery of Demand Side Management (DSM) programs to encourage energy conservation. Also, the OPUC approved a new service line and main extension policy which supports Northwest Natural's strategy of promoting profitable growth. Prospective customers are required by this policy to contribute the amount which exceeds a construction allowance based upon estimated annual margin revenue.

          In 1994, Northwest Natural redesigned certain non-traditional industrial services to meet the changing demands of the industrial market. The result was OPUC and Washington Utilities and Transportation Commission (WUTC) approval for a new service to industrial customers combining natural gas from Northwest Natural's supply contracts with pipeline transmission capacity released from Northwest Natural's firm transportation contract with Northwest Pipeline Corporation (NPC). These new industrial services were made possible by the Federal Energy Regulatory Commission's (FERC) Order No. 636, which completed a restructuring of the interstate natural gas pipeline industry, and Northwest Natural's revision of its own gas procurement policies and practices.

          Effective April 15, 1994, the OPUC approved rate decreases averaging 1.1 percent for Northwest Natural's residential, commercial and industrial rate schedules. The rate decreases pass through Northwest Natural's lower property tax expenses due to Oregon Ballot Measure 5, an initiative measure adopted in Oregon which reduced property tax expenses. Effective December 1, 1994, the OPUC and WUTC approved rate decreases averaging 5.6 percent and 7.0 percent, respectively. These rate decreases pass through reductions in gas costs and remove temporary adjustments to rates which were put into effect on December 1, 1993, for the amortization of prior gas cost savings. None of the above rate decreases has a material effect on net income.

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of utility gas volumes and revenues for the three years ended
December 31:

Thousands                                      1994               1993
         1992
---------------------------------------------------------------------------------------
Gas Sales and Transportation Volumes (Therms):
----------------------------------------------
Residential and commercial sales        462,143             477,460            375,537
Unbilled volumes                         (7,519)              3,844              4,163
                                        -------           ---------          ---------
  Weather-sensitive volumes             454,624     46%     481,304     46%    379,700     36%
Industrial firm sales                    81,348      8%      80,588      8%     67,847      6%
Industrial interruptible sales           89,899      9%      66,370      6%     22,399      2%
                                        -------           ---------          ---------
  Total gas sales                       625,871             628,262            469,946

Transportation deliveries               364,461     37%     415,367     40%    595,397     56%
                                        -------    ----   ---------    ----  ---------    ----
Total volumes sold and delivered        990,332    100%   1,043,629    100%  1,065,343    100%
                                        =======    ====   =========    ====  =========    ====
Utility Operating Revenues:
---------------------------
Residential and commercial
 revenues                              $284,962            $271,693           $203,448
Unbilled revenues                        (5,571)              5,153              2,603
                                       --------            --------           --------
  Weather-sensitive revenues            279,391     78%     276,846     80%    206,051     77%
Industrial firm sales revenues           34,443     10%      31,340      9%     24,867      9%
Industrial interruptible sales
 revenues                                27,361      8%      18,884      5%      6,920      3%
                                       --------            --------            -------
  Total gas sales revenues              341,195             327,070            237,838

Transportation revenues                  14,702      4%      17,892      5%     25,564     10%
Other revenues                              829       -       2,890      1%      2,781      1%
                                       --------    ----    --------    ----   --------    ----
Total utility operating revenues       $356,726    100%    $347,852    100%   $266,183    100%
                                       ========    ====    ========    ====   ========    ====
Cost of gas                            $163,026            $138,833           $101,733
                                       ========            ========           ========
Total number of customers
 (end of period)                        391,600             372,400            353,000
                                       ========            ========            =======
Actual degree days                        4,020               4,452              3,662
                                       ========            ========            =======
20-year average degree days               4,324               4,313              4,354
                                       ========            ========            =======

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of the Company's annual utility operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, shifts in temperatures from one period to the next can significantly affect volumes of gas sold to these customers.

Normal weather conditions are based upon a 20 year average measured by degree days. Weather conditions were seven percent warmer than normal in 1994, three percent cooler than normal in 1993, and 16 percent warmer than normal in 1992. Weather was 10 percent warmer in 1994 compared to 1993, and 22 percent cooler in 1993 compared to 1992.

          Higher rates in effect during most of the year and the addition of 19,200 customers, offset by the effects of warmer weather, combined to produce a one percent increase in revenues from residential and commercial customers in 1994 compared to 1993. Therm deliveries to these customers were six percent lower than in 1993. Cooler weather in 1993, combined with 19,400 customer additions and OPUC and WUTC approved rate increases, produced a 34 percent increase in residential and commercial revenues compared to 1992, on 27 percent higher therm deliveries.

          Northwest Natural's residential and commercial customer growth has continued at a steady pace. In the last three years, over 55,000 of these customers have been added to the system, representing an average growth rate of 5.2 percent.

          Industrial, Transportation and Other
          ------------------------------------

          The combined net operating revenues (margin) from industrial firm and interruptible sales and transportation customers remained relatively stable at $44.0 million in 1994 compared to $44.4 million in 1993. Since other revenues are primarily regulatory adjustments to industrial sales amounts (see
Note 1 to the Consolidated Financial Statements), they are treated in this discussion as a component of industrial revenue. Total volumes delivered to these customers were 26.6 million therms lower in 1994 than in 1993, while corresponding revenues and related adjustments from such deliveries were $6.3 million higher. Contributing to the lower volumes was a 28 million therm reduction in transportation deliveries to the James River Corporation's paper mill in Camas, Washington, which placed a direct (bypass) connection to NPC's system into operation in October 1993. Northwest Natural does not expect a significant number of its other large customers to bypass its system in the foreseeable future, since these customers are served under tariffs which are designed to be competitive with the capital and operating costs of direct connections to NPC's system.

          Although volumes decreased, Northwest Natural's revenues and related adjustments from industrial firm sales and industrial interruptible sales and transportation deliveries were 9 percent higher in 1994 compared to 1993, and 29 percent higher than in 1992. The revenue increase was primarily due to a higher level of industrial interruptible sales and a correspondingly lower level of transportation deliveries for these same periods. Since 1992, over half of Northwest Natural's transportation customers have switched to sales service. These customers, which have the option of purchasing gas directly from suppliers and shipping it on the systems of Northwest Natural and its pipeline suppliers for a fee, select the option which, from time to time, provides the lowest cost. The migration from transportation to sales tariffs by these customers reflects the fact that Northwest Natural's industrial sales tariffs were lower than the cost to these customers of purchasing and shipping their own gas. Since transportation charges typically are the same as the margin on an equivalent sale of gas, the increase in revenue attributable to the migration from transportation to sales tariffs was substantially offset by an increase in Northwest Natural's cost of gas.

          Cost of Gas
          -----------

          Northwest Natural has a Purchased Gas Cost Adjustment
(PGA) tariff under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. The cost of gas sold during 1994 was 17 percent greater than in 1993. Total gas volumes delivered to sales customers in 1994 were equivalent to 1993. However, there was an 18 percent increase in the cost of gas per therm, which includes purchased gas costs, related tariff adjustments, and line loss. Increased gas costs resulted from higher commodity prices, as well as higher demand charges placed into effect in April 1993 by NPC, Northwest Natural's primary pipeline supplier, pursuant to FERC Order No. 636.

          The cost of gas sold during 1993 was 36 percent greater than in 1992. The primary contributing factors were a 34 percent increase in total volumes sold and a 2 percent increase in the cost of gas per therm.

     Subsidiary Operations
     ---------------------

          Consolidated subsidiary earnings for 1994 were equivalent to $0.36 per share, compared to losses equivalent to $0.11 per share and $0.30 per share for the years 1993 and 1992, respectively. The improved subsidiary results for 1994 resulted primarily from three factors. First, Pacific Square sold its partnership interests in two office buildings, including the Company's headquarters building. The Company's gain on the sale was equivalent to $0.14 per share. As a result of the sale of these investments, Pacific Square no longer has any operating activities. Second, Financial Corporation's investments in windpower electric generating projects in California (see Note 10 to the Consolidated Financial Statements) benefitted from favorable wind conditions which improved net income. As a result, Financial Corporation's net income increased $2.2 million compared to 1993 and $1.7 million compared to 1992. Third, the Company realized a gain equivalent to $0.03 per share on the sale of Agrico's assets pursuant to its bankruptcy reorganization plan.

          Results of operations for the individual subsidiaries for 1994 were net income of: $0.3 million for Energy Systems;
$0.4 million for Oregon Natural; $1.8 million for Financial
Corporation; and $2.2 million for Pacific Square.

          The subsidiaries' results for 1993 reflect a fourth quarter write-down in the value of unproven gas and oil reserves equivalent to $0.11 per share and increased federal income tax expense equivalent to $0.05 per share (see "Depreciation, Depletion and Amortization" and "Income Taxes" below). The 1992 loss resulted primarily from charges equivalent to $0.24 per share related to Agrico (see Note 2 to the Consolidated Financial Statements).

          The following discussion summarizes operating expenses, other income, interest charges, income taxes, and preferred and preference stock dividend requirements.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Northwest Natural's operations and maintenance expenses were $0.5 million lower for 1994 compared to 1993, while subsidiary operations and maintenance expense increased $0.7 million. The reduction in utility operations and maintenance expense was primarily due to a $0.6 million decrease in accruals for estimated employee bonuses. Increased subsidiary operations and maintenance expense was primarily due to increased production expenses related to Oregon Natural's Canadian operations.

          The Company's operations and maintenance expenses were $6.5 million, or 10 percent, higher in 1993 than in 1992. Northwest Natural's expenses constituted $6.2 million of this increase including a $3.1 million, or 10 percent, increase in payroll expenses; a $1.3 million increase in employee benefit costs, including an increase of $0.7 million resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions;" a $1.2 million increase in the allowance for uncollectible accounts primarily due to higher residential and commercial gas sales; and a $0.5 million accrual for estimated environmental investigation costs (see Note 12 to the Consolidated Financial Statements).

          Taxes Other Than Income
          -----------------------

          Northwest Natural's property taxes were $1.9 million lower in 1994 compared to 1993 but were $0.6 million higher in 1994 compared to 1992. The increasing trend in property taxes has resulted primarily from increased plant additions to serve new customers. Between these same years, property taxes fluctuated due to a non-recurring accrual of $0.9 million in 1993 related to a dispute with the OPUC over the amount of prior-year savings on property taxes, which must be refunded to Oregon customers, resulting from voter approval of Oregon Ballot Measure 5.

          Partially offsetting the decline in property taxes in 1994 was an increase in franchise taxes based on higher utility operating revenues. Franchise taxes increased $0.6 million in 1994 compared to 1993 and $1.8 million in 1993 compared to 1992.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          Northwest Natural's depreciation expense increased $1.9 million, or six percent, in 1994 and $1.9 million, or seven percent, in 1993, primarily due to additional utility plant in service. A program for the removal of all of its underground gasoline tanks accounted for $0.4 million of the increased 1993 expense.

          Subsidiary depreciation expense decreased $3.5 million in 1994 compared to 1993, and increased $4.7 million in 1993 compared to 1992. The 1993 increase resulted primarily from charges totalling $3.5 million from the write-downs of Oregon Natural's unproven gas and oil properties (see Note 2 to the Consolidated Financial Statements).

     Other Income
     ------------

          The increase in other income for 1994 compared to 1993 and 1992 resulted primarily from a $3.2 million pre-tax gain related to the sale of Pacific Square's investments and a $2.5 million increase due to improved operating results from Financial Corporation's investments.

     Interest Charges
     ----------------

          Interest charges remained stable in 1994 compared to 1993 on equivalent total debt balances. Higher short term rates in 1994 offset lower long term rates resulting from 1993 debt refinancings (see "Financing Activities" below).

          Northwest Natural's interest expense for 1993 decreased $1.3 million compared to 1992. The decrease was a result of debt refinancings which reduced interest expense by $0.6 million; $11.5 million lower average outstanding commercial paper balances; and a decrease in average interest rates for utility commercial paper from 3.9 percent in 1992 to 3.3 percent in 1993.

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

     Income Taxes
     ------------

          The effective corporate income tax rates for 1994, 1993, and 1992 were 37 percent, 37 percent, and 31 percent, respectively, compared to the Company's statutory tax rates for these periods of 39 percent, 39 percent, and 38 percent, respectively. Effective January 1, 1993, the federal income tax rate for corporations increased from 34 to 35 percent. The cumulative effect of the tax rate increase was recorded in the third quarter of 1993 and resulted in additional income tax expense of $0.6 million, an increase in deferred tax liabilities of $3.0 million, and an increase in regulatory assets of $2.6 million.

     Preferred and Preference Stock Dividend Requirements
     ----------------------------------------------------

          Preferred and preference stock dividend requirements for 1994 were lower by $0.5 million, or 14 percent, compared to 1993, due to redemptions and refundings of preferred stock in 1993. The principal amount of preferred and preference stock outstanding was $1.5 million, or three percent, lower at December 31, 1994, than at December 31, 1993. Also, effective December 1, 1993, the Company cancelled the $8.75 Series of Preferred Stock in exchange for issuance of the $7.125 Series of Preferred Stock (see "Financing Activities" below).

Financial Condition
-------------------

     Capital Structure
     -----------------

          Northwest Natural's capital expenditures are required for utility construction resulting from customer growth and system improvements. Northwest Natural finances these expenditures from cash provided by operations, and short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of gas usage by Northwest Natural's residential and commercial customers influences the Company's financing requirements. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see
Note 6 to the Consolidated Financial Statements).

          The Company's long-term goal is to maintain a capital structure comprised of 40 to 45 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, this target structure is managed by issuing new debt or equity depending upon market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Notes 3 and 5 to the Consolidated Financial Statements).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities was 91 percent higher in 1994 compared to 1993 primarily due to rate increases in late 1993 reflecting completion of amortizations of credit balances in regulatory accounts. Also contributing was the effect of weather conditions from year to year on accounts receivable, unbilled revenue, and accounts payable.

          Northwest Natural has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Note 12 to the Consolidated Financial
Statements).

          Investing Activities
          --------------------

          Cash requirements for utility construction, primarily related to system improvements and customer growth, totalled $77.7 million, up $7.3 million, or 10 percent, from 1993. 1993 expenditures were up $9.7 million, or 16 percent, from 1992. The

1994 and 1993 increases include $8.5 million and $6.3 million, respectively, for the replacement of Northwest Natural's customer information system. The total cost of the new system, scheduled for completion in 1997, is estimated at $25 million.

          Northwest Natural's construction expenditures are estimated at $76 million for 1995. Over the five year period 1995 through 1999, these expenditures are estimated at between $350 and $375 million. It is anticipated that approximately
60 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through short-term borrowings which will be refinanced periodically through the sale of long-term debt and equity securities.

          In 1994, subsidiary capital expenditures were primarily for Oregon Natural's Canadian gas exploration and production program. In 1993, Oregon Natural received $2.3 million from sales and exchanges of gas producing properties. Oregon Natural anticipates investing up to $10 million, in addition to internally generated cash, in its Canadian gas exploration and production program during the three years 1995 through 1997.

          Investments shown on the Consolidated Balance Sheets under "Investments and Other" for 1992 included a $5.5 million restricted cash deposit with a commercial bank which related to Pacific Square. This deposit was reclassified as a current asset in 1993 due to the pending sale of Pacific Square's primary real estate investments. Upon the sale of Pacific Square's investments in 1994, $4.0 million was collected while the remaining $1.5 million was secured by a note receivable due no later than December 1, 1999.

          Financing Activities
          --------------------

          During 1994, Northwest Natural sold $20 million of its
Medium-Term Notes, the proceeds of which were used to repay short term debt incurred to fund Northwest Natural's construction program.

          During 1993 and 1992, Northwest Natural sold $100 million and $45 million, respectively, of its Medium-Term Notes. Of the proceeds from the 1993 sales, $82.6 million was used to redeem higher-cost long-term debt, and the remainder was used to pay the cost of Northwest Natural's construction program and to reduce short-term borrowing incurred for such purpose. Of the proceeds from the 1992 sales, $30.2 million was used to redeem higher-cost long-term debt and $15 million was used to reduce short-term borrowing. As a result of these transactions, the average interest rate on long-term debt declined from 9.7 percent at December 31, 1991 to 8.3 percent at December 31, 1993.

          In order to pay the cost of Northwest Natural's construction program, to refund higher-cost Preferred Stock, and to increase its equity ratios, Northwest Natural sold $25 million of Preference Stock and $28.5 million, or 990,000 shares, of Common Stock during the fourth quarter of 1992. In January 1993, approximately $9 million of the proceeds from the sale of Preference Stock was used to redeem all of the outstanding shares of Northwest Natural's $8.00 and $2.42 Series of Preferred Stock. In 1993, Northwest Natural also redeemed all of the outstanding shares of its $6.875 Series of Preferred Stock.

          In 1993, Northwest Natural refinanced $15 million of its $8.75 Series of Preferred Stock with an equivalent amount of the $7.125 Series of Preferred Stock.

          In the first quarter of 1995, Northwest Natural sold
1.15 million shares of its Common Stock. The net proceeds of $33.0 million received from the offering were added to the general funds of the Company and used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. The projected dilution of earnings per share resulting from this sale is estimated at five percent.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the years ended December 31, 1994, 1993, and 1992, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.08, 3.22, and 1.81, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Environmental Matters
---------------------

          In June 1992, the City of Salem, Oregon, requested Northwest Natural's participation in its review of an environmental assessment of riverfront property in Salem that is the proposed site for a park and other public developments. Within the property is a block previously owned by Northwest Natural which was the site of a former manufactured gas plant. Northwest Natural's corporate predecessor owned the plant for less than four months in 1929. The City has determined that there is environmental contamination on the site, and that a remediation process involving Northwest Natural and at least two other prior owners of the block will be required. To date Northwest Natural has not obtained sufficient information to determine the extent of its responsibility for any such remediation.

          Northwest Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. Although limited testing for environmental contamination has been undertaken by other parties on portions of the site, no comprehensive studies have been performed.
Northwest Natural submitted a work plan for the site to the Oregon Department of Environmental Quality (ODEQ) in 1987, but further efforts were suspended at ODEQ's request while Northwest Natural and other parties participated in a joint hydrogeologic study of an area adjacent to the site. In September 1993, pursuant to ODEQ procedures, Northwest Natural submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program and, in April 1994, the site was listed on ODEQ's Confirmed Release List and Inventory. It is anticipated that the site investigation will commence during 1995.

          In September 1993, Northwest Natural recorded an expense of $0.5 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and legal fees in connection with the voluntary investigation at the Linnton site. To date, Northwest Natural has not obtained sufficient information to determine whether any remediation will be required at this site or, if so, the extent of its responsibility for any such remediation. Northwest Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance or through future rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS
                               -----------------
                                                                    Page
                                                                    ----
1.  Management's Responsibility for Financial Statements . . . . .   36

2.  Independent Auditors' Report . . . . . . . . . . . . . . . . .   37

3.  Consolidated Financial Statements:
    Consolidated Statements of Income for the Years Ended
      December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . .   38

    Consolidated Statements of Earnings Invested in the Business
      for the Years Ended December 31, 1994, 1993 and 1992 . . . .   39

    Consolidated Balance Sheets, December 31, 1994 and 1993. . . .   40

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . .   42

    Consolidated Statements of Capitalization, December 31,
      1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .   43

    Notes to Consolidated Financial Statements . . . . . . . . . .   44

4.  Quarterly Financial Information (unaudited). . . . . . . . . .   71


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

          The Board of Directors, through its Audit Committee, oversees management's financial reporting responsibilities. The committee meets regularly with management, the internal auditors, and representatives of Deloitte & Touche LLP, the Company's independent auditors. Both internal and external auditors have free and independent access to the committee and the Board of Directors. No member of the committee is an employee of the Company. The committee reports the results of its activities to the full Board of Directors. Annually, the Audit Committee recommends the nomination of independent auditors to the Board of Directors for shareholder approval.


                                  /s/ Robert L. Ridgley
                                  -------------------------------
                                  Robert L. Ridgley
                                  President and
                                  Chief Executive Officer

                                  /s/ Bruce R. DeBolt
                                  -------------------------------
                                  Bruce R. DeBolt
                                  Senior Vice President, Finance,
                                  and Chief Financial Officer

DELOITTE & TOUCHE LLP
-----------------------------------------------------------------
               3900 US Bancorp Tower    Telephone: (503) 222-1341
               111 SW Fifth Avenue      Facsimile: (503) 224-2172
               Portland, Oregon 97204-3698

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Northwest Natural Gas Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 7 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits in the year ended
December 31, 1993.


DELOITTE & TOUCHE LLP

February 22, 1995

                         NORTHWEST NATURAL GAS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, Except Per Share Amounts)

Year Ended December 31                 1994         1993        1992
------------------------------------------------------------------------
NET OPERATING REVENUES:
   Operating revenues                 $368,261     $358,717    $274,366
   Cost of sales                       162,788      138,833     101,916
                                      --------     --------    --------
        Net operating revenues         205,473      219,884     172,450
                                      --------     --------    --------
OPERATING EXPENSES:
   Operations and maintenance           70,881       70,723      64,249
   Taxes other than income taxes        24,263       25,561      20,865
   Depreciation, depletion and
    amortization                        38,058       39,683      33,035
   Loss on cogeneration facility             -            -       4,575
                                      --------     --------    --------
        Total operating expenses       133,202      135,967     122,724
                                      --------     --------    --------
INCOME FROM OPERATIONS                  72,271       83,917      49,726
                                      --------     --------    --------
OTHER INCOME (EXPENSE)                   8,582          933        (267)
                                      --------     --------    --------
INTEREST CHARGES:
   Interest on long-term debt           21,921       22,578      23,001
   Other interest                        2,473        1,906       3,223
   Amortization of debt discount
    and expense                            850          775         511
                                      --------     --------    --------
        Total interest charges          25,244       25,259      26,735

   Allowance for funds used during
    construction                          (325)        (152)         (2)
                                      --------     --------    --------
        Total interest charges-net      24,919       25,107      26,733
                                      --------     --------    --------

INCOME BEFORE INCOME TAXES              55,934       59,743      22,726

INCOME TAXES                            20,473       22,096       6,951
                                      --------     --------    --------
NET INCOME                              35,461       37,647      15,775
   Preferred and preference stock
    dividend requirements                2,983        3,488       2,560
                                      --------     --------    --------
EARNINGS APPLICABLE TO COMMON STOCK   $ 32,478     $ 34,159    $ 13,215
                                      ========     ========    ========
AVERAGE COMMON SHARES OUTSTANDING       13,295       13,074      11,909

EARNINGS PER SHARE OF COMMON STOCK       $2.44        $2.61       $1.11
                                         =====        =====       =====
DIVIDENDS PER SHARE OF COMMON STOCK      $1.76        $1.75       $1.72
                                          ====         ====        ====
-----------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY

          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS
                             (Thousands of Dollars)




                                          1994        1993         1992
-------------------------------------------------------------------------

BALANCE AT BEGINNING OF YEAR           $88,497      $77,690     $86,361

     Net Income                         35,461       37,647      15,775

     Cash dividends:
        Preferred and
         preference stock               (3,041)      (3,401)     (2,525)
        Common stock                   (23,365)     (22,853)    (20,406)
     Capital stock expense and other      (277)        (586)     (1,515)
                                       -------      -------     -------
BALANCE AT END OF YEAR                 $97,275      $88,497     $77,690
                                       =======      =======     =======


















-----------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)


December 31                                         1994         1993
------------------------------------------------------------------------
ASSETS:

PLANT AND PROPERTY IN SERVICE:
   Utility plant in service                       $908,238   $840,030
   Less accumulated depreciation                   279,112    255,282
                                                  --------   --------
        Utility plant - net                        629,126    584,748

   Non-utility property                             49,586     42,764
   Less accumulated depreciation and depletion      24,456     20,646
                                                  --------   --------
        Non-utility property - net                  25,130     22,118
                                                  --------   --------
        Total plant and property in service        654,256    606,866
                                                  --------   --------
INVESTMENTS AND OTHER:
   Investments                                      34,183     32,818
   Long-term notes receivable                        2,914      1,756
                                                  --------   --------
        Total investments and other                 37,097     34,574
                                                  --------   --------
CURRENT ASSETS:
   Cash and cash equivalents                         8,068      4,198
   Accounts receivable - customers                  43,016     45,340
   Allowance for uncollectible accounts               (864)    (1,368)
   Accrued unbilled revenue                         20,320     25,890
   Inventories of gas, materials and supplies       14,958     16,838
   Prepayments and other current assets             10,041     16,412
                                                  --------   --------
        Total current assets                        95,539    107,310
                                                  --------   --------
REGULATORY TAX ASSETS                               60,430     62,130
                                                  --------   --------
DEFERRED DEBITS AND OTHER                           41,982     38,156
                                                  --------   --------
        TOTAL ASSETS                              $889,304   $849,036
                                                  ========   ========

---------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)



December 31                                        1994         1993
------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES:

CAPITALIZATION (See Consolidated Statements
 of Capitalization):
    Common stock                                   $ 42,492    $ 41,728
    Premium on common stock                         134,641     128,340
    Earnings invested in the business                97,275      88,497
                                                   --------    --------
      Total common stock equity                     274,408     258,565

    Preference stock                                 26,252      26,633
    Redeemable preferred stock                       15,950      17,041
    Long-term debt                                  291,076     272,931
                                                   --------    --------
      Total capitalization                          607,686     575,170
                                                   --------    --------
CURRENT LIABILITIES:
    Notes payable                                    53,654      72,548
    Accounts payable                                 48,517      44,318
    Long-term debt due within one year                1,000           -
    Taxes accrued                                     6,584       6,757
    Interest accrued                                  4,570       4,438
    Other current and accrued liabilities            11,757      10,180
                                                   --------    --------
      Total current liabilities                     126,082     138,241
                                                   --------    --------
DEFERRED INVESTMENT TAX CREDITS                      13,530      14,567
                                                   --------    --------
DEFERRED INCOME TAXES                               112,433     104,300
                                                   --------    --------
REGULATORY BALANCING ACCOUNTS AND OTHER              29,573      16,758
                                                   --------    --------
COMMITMENTS AND CONTINGENCIES (Note 12)                   -           -
                                                   --------    --------
      TOTAL CAPITALIZATION AND LIABILITIES         $889,304    $849,036
                                                   ========    ========
-------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

Year Ended December 31                         1994      1993      1992
------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                             $ 35,461  $ 37,647  $ 15,775
    Adjustments to reconcile net income
     to net cash provided by (used for)
     operations:
       Depreciation, depletion and
        amortization                         38,058    39,683    33,035
       Loss on cogeneration facility              -         -     4,575
       Deferred income taxes and investment
        tax credits                           8,796     6,205    (1,115)
       Equity in (earnings)losses of
        investments                          (2,331)      302     1,506
       Allowance for funds used during
        construction                           (325)     (152)       (2)
       Regulatory balancing accounts and
        other - net                           8,989   (10,754)  (10,776)
                                            -------   -------   -------
           Cash from operations before
            working capital changes          88,648    72,931    42,998

       Changes in operating assets and liabilities:
           Accounts receivable                1,820   (10,964)   (5,821)
           Accrued unbilled revenue           5,570    (5,152)   (2,603)
           Inventories of gas, materials
            and supplies                      1,880    (1,041)    1,052
           Accounts payable                   4,199     4,036    (3,507)
           Accrued interest and taxes           (41)     (387)      881
           Other current assets and
            liabilities                       7,948    (1,899)    2,636
                                           --------  --------  --------
       CASH PROVIDED BY OPERATING
        ACTIVITIES                          110,024    57,524    35,636
                                           --------  --------  --------
INVESTING ACTIVITIES:
    Acquisition and construction of
     utility plant assets                   (77,668)  (70,404)  (60,709)
    Investment in non-utility plant          (7,455)     (955)  (11,907)
    Investments and other                      (192)      (40)   (8,697)
                                           --------  --------  --------
       CASH USED IN INVESTING ACTIVITIES    (85,315)  (71,399)  (81,313)
                                           --------  --------  --------
FINANCING ACTIVITIES:
    Common stock issued                       5,847     5,720    33,826
    Preference stock issued                       -         -    25,000
    Preferred stock retired                  (1,091)  (11,177)     (930)
    Long-term debt:
       Issued                                20,000   100,000    45,000
       Retired                                  (18)  (82,606)  (30,191)
    Change in short-term debt               (18,894)   25,439   (41,510)
    Cash dividend payments:
       Preferred and preference stock        (3,041)   (3,401)   (2,525)
       Common stock                         (23,365)  (22,853)  (20,406)
    Capital stock expense and other            (277)     (586)   (1,515)
                                           --------  --------  --------
       CASH PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES               (20,839)   10,536     6,749
                                           --------  --------  --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             3,870    (3,339)  (38,928)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF YEAR                                      4,198     7,537    46,465
                                           --------  --------  --------
CASH AND CASH EQUIVALENTS - END OF YEAR    $  8,068  $  4,198  $  7,537
                                           ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                            $ 24,262  $ 26,838  $ 26,502
       Income taxes                        $ 12,054  $ 11,103  $ 10,141

SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITIES:
    Conversion to common stock:
       $2.375 Series of Convertible
        Preference Stock                       $381      $133      $103
       7-1/4 percent Series of Convertible
        Debentures                             $837      $367      $131


-----------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                        NORTHWEST NATURAL GAS COMPANY

                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (Thousands, Except Share Amounts)

December 31                              1994            1993
--------------------------------------------------------------------
COMMON STOCK EQUITY:
  Common stock - par value $3-1/6 per
     share; authorized - 1994,
     60,000,000 shares; 1993,
     30,000,000 shares: outstanding
     - 1994, 13,418,685 shares;
     1993, 13,177,256 shares       $ 42,492         $ 41,728
  Premium on common stock           134,641          128,340
  Earnings invested in business      97,275           88,497
                                   --------         --------
       Total common stock equity    274,408    45%   258,565   45%
                                   --------   ----  --------  ----
PREFERENCE STOCK, authorized
  2,000,000 shares:
  $2.375 Series, convertible,
     stated value $25 per share;
     outstanding - 1994, 50,079
     shares; 1993, 65,323 shares      1,252            1,633
  $6.95 Series, stated value $100
     per share; outstanding -
     1994, 250,000 shares; 1993,
     250,000 shares                  25,000           25,000
                                   --------         --------
       Total preference stock        26,252     4%    26,633    5%
                                   --------   ----  --------  ----
REDEEMABLE PREFERRED STOCK,
  authorized 1,500,000 shares,
     all outstanding series have a
     stated value of $100 per share:
  $4.68 Series, outstanding - 1994,
     7,319 shares; 1993, 9,301 shares   732              930
  $4.75 Series, outstanding - 1994,
     9,685 shares; 1993, 11,105 shares  968            1,111
  $7.125  Series, outstanding -
     1994, 142,500 shares; 1993,
     150,000 shares                  14,250           15,000
                                   --------         --------
        Total redeemable preferred
         stock                       15,950     3%    17,041    3%
                                   --------   ----  --------  ----
LONG-TERM DEBT:
  First Mortgage Bonds
  --------------------
     9-3/4% Series due 2015          50,000           50,000
     9-1/8% Series due 2019          25,000           25,000
  Medium-Term Notes
  -----------------
  First Mortgage Bonds:
     4.80% Series A due 1996          5,000            5,000
     7.38% Series A due 1997         20,000           20,000
     7.69% Series A due 1999         10,000           10,000
     5.96% Series B due 2000          5,000            5,000
     5.98% Series B due 2000          5,000            5,000
     8.05% Series A due 2002         10,000           10,000
     6.40% Series B due 2003         20,000           20,000
     6.34% Series B due 2005          5,000            5,000
     6.38% Series B due 2005          5,000            5,000
     6.45% Series B due 2005          5,000            5,000
     6.50% Series B due 2008          5,000            5,000
     8.26% Series B due 2014         10,000                -
     8.31% Series B due 2019         10,000                -
     9.05% Series A due 2021         10,000           10,000
     7.25% Series B due 2023         20,000           20,000
     7.50% Series B due 2023          4,000            4,000
     7.52% Series B due 2023         11,000           11,000
  Unsecured:
     4.90% Series A due 1996         10,000           10,000
     8.69% Series A due 1996          5,000            5,000
     7.40% Series A due 1997          5,000            5,000
     8.93% Series A due 1998          5,000            5,000
     8.95% Series A due 1998         10,000           10,000
     8.47% Series A due 2001         10,000           10,000
  Convertible Debentures
  ----------------------
     7-1/4% Series due 2012          12,076           12,931
                                   --------         --------
                                    292,076          272,931
Less long-term debt due within
 one-year                             1,000                -
                                   --------         --------
       Total long-term debt         291,076    48%   272,931   47%
                                   --------   ----  --------  ----
       TOTAL CAPITALIZATION        $607,686   100%  $575,170  100%
                                    =======    ===   =======   ===
-------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

Organization and Principles of Consolidation
---------------------------------------------

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

     Investments in corporate joint ventures and partnerships in which the Company's ownership is 50 percent or less are accounted for by the equity method or the cost method (see
     Note 10).

     Certain amounts from prior years have been reclassified to conform with the 1994 presentation.

Industry Regulation
-------------------

     The Company's principal business is the distribution of natural gas which is regulated by the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC). Accounting records and practices conform to the requirements and uniform system of accounts prescribed by these regulatory authorities.

Utility Plant
-------------

     Utility plant for Northwest Natural is stated at original cost (see table in Note 10). When a depreciable unit of property is retired, the cost is credited to utility plant and debited to the accumulated provision for depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

     Northwest Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 4.1 percent of average depreciable plant in 1994 and 1993, and 4.0 percent for 1992.

     Allowance for Funds Used During Construction (AFUDC), a non-cash item, is calculated using actual commercial paper interest rates. If commercial paper balances are insufficient to finance the amount of work in progress, a composite of interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. This amount is added to utility plant which is a component of rate base. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. The Company's weighted average AFUDC rates were 3.4 percent for 1994, 3.5 percent for 1993, and 4.5 percent for 1992.

Regulatory Balancing Accounts
-----------------------------

     Regulatory balancing accounts are established pursuant to orders of the state utility regulatory commissions, in general rate proceedings or expense deferral proceedings, in order to provide for recovery of revenues or expenses from, or refunds to, Northwest Natural's utility customers.

Cash and Cash Equivalents
-------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

Unbilled Revenue
----------------

     Northwest Natural accrues for gas deliveries not billed to customers from the meter reading dates to month end.

Inventories
-----------

     Northwest Natural's inventories of gas in storage and materials and supplies are stated at the lower of average cost or net realizable value.

Foreign Currency Fluctuation Hedges
-----------------------------------

     Northwest Natural uses foreign currency hedge transactions to reduce its exposure to currency fluctuations on firm Canadian gas purchase commitments by entering into foreign currency forward contracts with concurrent maturities. Northwest Natural does not engage in currency speculation. The forward contracts generally have terms ranging from one to 12 months. All contracts are specifically purchased for firm commitments and are physically delivered to satisfy those commitments. Changes in market values of foreign currency contracts are deferred and recognized as adjustments to gas purchase costs upon concurrent settlement of these contracts (see Note 11).

Income Taxes
------------

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," on January 1, 1993. SFAS No. 109, among other things,
     (i) requires the liability method be used in computing deferred taxes on all temporary differences between book and tax basis of assets and liabilities; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates; and (iii) prohibits net-of-tax accounting and reporting. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. As of December 31, 1994, the Company had regulatory assets of $60.4 million, an amount which is primarily derived from differences between the book and tax basis of the utility plant in service and the accumulated reserve for depreciation.

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

Earnings Per Share
------------------

     Primary earnings per share are computed based on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents but are excluded from primary earnings per share computations due to immateriality. The Company reports fully-diluted earnings per share when dilution is three percent or greater. This calculation reflects the potential effects of the conversion of the $2.375 Series of Convertible Preference Stock and the 7-1/4 percent Series of Convertible Debentures and the exercise of stock options.

2.   CONSOLIDATED SUBSIDIARY OPERATIONS:
----------------------------------------

Oregon Natural Gas Development Corporation
------------------------------------------

     Oregon Natural is a natural gas exploration and production subsidiary of the Company. Approximately $22.5 million of Oregon Natural's total assets of $40.7 million at year-end 1994 are invested in its wholly-owned subsidiary, Canor Energy Ltd., which manages and develops natural gas and oil properties in Canada.

     Oregon Natural accounts for its exploration costs under the successful-efforts method. Costs to acquire and develop oil and gas properties are capitalized until the volume of proved gas reserves is determined. If there are inadequate gas reserves, the related deferred costs are expensed. Capitalized costs associated with properties under development were $4.4 million at December 31, 1994 and $1.4 million at December 31, 1993.

NNG Financial Corporation
-------------------------

     Financial Corporation provides short-term financing for Oregon Natural and Energy Systems and has several financial investments, including investments as a limited partner in four solar electric generating systems, four windpower electric generating projects, a hydroelectric facility and a low-income housing project (see Note 10).

Pacific Square Corporation
--------------------------

     Pacific Square was a real estate management subsidiary of the Company. During 1994, Pacific Square sold its partnership interests in two commercial office buildings, including the Company's headquarters building. As a result of the sale of these investments, Pacific Square no longer has any operating activities.

NNG Energy Systems, Inc.
------------------------

     Energy Systems was formed to design, construct, own and operate cogeneration facilities. Agrico Cogeneration Corporation (Agrico) is a wholly-owned subsidiary of Energy Systems. In December 1991, Agrico filed with the United States Bankruptcy Court for the Eastern District of California a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The U. S. Bankruptcy Court confirmed Agrico's reorganization plan in January 1994. The sale of Agrico's assets closed in February 1994. Based upon the estimated costs to the Company under related settlements, the estimated net proceeds to be received from the sale of Agrico's assets, and other elements of a Chapter 11 reorganization plan, the Company recorded a charge of $4.6 million in 1992, resulting in an after-tax charge of $2.8 million, equivalent to 24 cents per share.

Summarized financial information for the consolidated subsidiaries follows:
Thousands                                     1994      1993      1992
------------------------------------------------------------------------
Statements of Income for the year ended
 December 31:
  Net Operating Revenues                  $ 11,773  $ 10,865  $  8,000

  Operating Expenses                        11,253    14,168    13,635
                                          --------  --------  --------
  Income (Loss) from Operations                520    (3,303)   (5,635)

  Income (Loss) from Financial Investments   2,115      (388)      (28)
  Other Income (Expense) and Interest
   Charges                                   4,092        14    (1,642)
                                          --------  --------  --------
  Income (Loss) Before Income Taxes          6,727    (3,677)   (7,305)
  Income Tax Expense (Benefit)               1,986    (2,188)   (3,682)
                                          --------  --------  --------
  Net Income (Loss)                       $  4,741  $ (1,489) $ (3,623)
                                          ========  ========  ========

Balance Sheets as of December 31:
  Assets:
        Non-utility property - net        $ 24,212  $ 21,040  $ 27,911
        Investments and other               41,419    34,731    39,781
        Current assets                      27,541    34,028    16,001
                                          --------  --------  --------
            Total Assets                  $ 93,172  $ 89,799  $ 83,693
                                          ========  ========  ========

  Capitalization and Liabilities:
        Capitalization                    $ 26,562  $ 21,843  $ 24,189
        Current liabilities                 42,164    42,538    33,940
        Other liabilities                   24,446    25,418    25,564
                                          --------  --------  --------
            Total Capitalization and
             Liabilities                  $ 93,172  $ 89,799  $ 83,693
                                          ========  ========  ========
---------------------------------------------------------------------

3.      CAPITAL STOCK:
--------------------

Common Stock
------------

  At December 31, 1994, Northwest Natural had reserved
  87,864 shares of common stock for issuance under the Employee Stock Purchase Plan, 449,209 shares under its

  Dividend Reinvestment and Stock Purchase Plan, 147,504 shares under its 1985 Stock Option Plan (see Note 4), 82,719 shares for future conversions of its convertible preference stock and 444,396 shares for future conversions of its 7-1/4 percent Convertible Debentures.

  In the first quarter of 1995, Northwest Natural sold 1.15 million shares of its Common Stock. The net proceeds of $33.0 million will be used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. The projected dilution of earnings per share resulting from this sale is estimated at five percent.

Preference Stock
----------------

  The $2.375 Series of Convertible Preference Stock is convertible into shares of common stock at a conversion rate of 1.6502 shares of common stock for each share of preference stock. Subject to certain restrictions, it is callable at stipulated prices, plus accrued dividends.
  The $6.95 Series of Preference Stock is not redeemable prior to December 31, 2002, but is subject to mandatory redemption on that date.

Redeemable Preferred Stock
--------------------------

  The mandatory preferred stock redemption requirements aggregate $1.1 million in 1995, 1996, 1997 and 1998 and $1.0 million in 1999. These requirements are noncumulative. At any time Northwest Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on common stock or preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

  The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. At December 31, 1994, redemption prices were $100 per share for the $4.68 and $4.75 Series. Shares of the $7.125 Series are redeemable on or after May 1, 1998 at a price of $104.75 per share decreasing each year thereafter to $100 per share on or after May 1, 2008.

  The following table shows the changes in the number of shares of Northwest Natural's capital stock and the premium on common stock for the years 1994, 1993 and 1992:

                                  ----------Shares-------------Premium
                                                      Redeem-  on Common
                                            Prefer-    able      Stock
                                  Common     ence    Preferred  (Thous-
                                   Stock     Stock     Stock     ands)
---------------------------------------------------------------------
Balance, December 31, 1991      11,785,177   74,771  465,454   $ 92,599
      Sales to the public          990,000  250,000       --     25,327
      Sales to employees             9,350       --       --        222
      Sales to stockholders        157,046       --       --      4,228
      Exercise of stock options
       - net                        19,918       --       --        183
      Conversion of preference
       stock to common               6,846   (4,150)      --         82
      Conversion of convertible
       debentures to common          4,388       --       --        117
      Sinking fund purchases            --       --  (23,859)        --
      Other                             --       --       --         10
                                ----------  -------  -------   --------
Balance, December 31, 1992      12,972,725  320,621  441,595    122,768
      Sales to employees             9,542       --       --        249
      Sales to stockholders        154,850       --  150,000      4,724
      Exercise of stock options
       - net                        19,110       --       --        172
      Conversion of preference
       stock to common               8,740   (5,298)      --        105
      Conversion of convertible
       debentures to common         12,289       --       --        328
      Redemptions                       --       -- (416,873)        --
      Sinking fund purchases            --       --   (4,316)        --
      Other                             --       --       --         (6)
                                ----------  -------  -------   --------
Balance, December 31, 1993      13,177,256  315,323  170,406    128,340
      Sales to employees            10,856       --       --        290
      Sales to stockholders        173,994       --       --      4,958
      Exercise of stock options
       - net                         3,401       --       --          2
      Conversion of preference
        stock to common             25,147  (15,244)      --        301
      Conversion of convertible
        debentures to common        28,031       --       --        748
      Sinking fund purchases            --       --  (10,902)        --
      Other                             --       --       --          2
                                ----------  -------  -------   --------
Balance, December 31, 1994      13,418,685  300,079  159,504   $134,641
                                ==========  =======  =======   ========
---------------------------------------------------------------------

4.  STOCK OPTION AND PURCHASE PLANS:
-------------------------------------

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

    During 1985, 1990 and 1994, 150,000, 86,500 and 75,182 options were granted under the Plan at option prices of $17.625, $24.875 and $36.00, respectively. Since inception of the Plan, 20,182 options have expired.

    Information regarding the Plan is summarized below:
                                                  Options
                                       ----------------------------
                                      1994       1993      1992
     ------------------------------------------------------------
      Outstanding, beginning of year 71,303    101,326   138,408

    $17.625 Options:
      Exchanged by holders           (3,080)    (6,184)   (7,673)
      Exercised                      (3,401)    (9,334)  (13,440)

    $24.875 Options:
      Exchanged by holders                -     (4,729)   (6,017)
      Exercised                           -     (9,776)   (6,652)

    $36.00 Options:
      Granted                        75,182          -         -
      Exchanged by holders                -          -         -
      Exercised                           -          -         -

    Expired                          (1,000)         -    (3,300)
                                    -------    -------   -------
    Outstanding, end of year        139,004     71,303   101,326
                                    =======    =======   =======

    Available for grant, end of year  8,500     82,682    82,682
                                    =======    =======   =======
    --------------------------------------------------------------

     Northwest Natural has an employee stock purchase plan whereby employees may purchase common stock at 92 percent of average bid and ask market price on the subscription date. The subscription date is set annually, and each employee may purchase up to 600 shares payable through payroll deduction over a six to 12 month period.

5.   LONG TERM DEBT:
--------------------

     The issuance of first mortgage bonds under the Mortgage and Deed of Trust is limited by property, earnings and other provisions of the mortgage. Northwest Natural's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of its utility property.

     The 7-1/4 percent Series of Convertible Debentures may be converted at any time for 33-1/2 shares of common stock for each $1,000 face value ($29.85 per share).

     The sinking fund requirements and maturities for the five years ending December 31, 1999, on the long-term debt outstanding at December 31, 1994, amount to: $1.0 million in 1995; $21.0 million in 1996; $26.0 million in 1997;
     $16.0 million in 1998; and $11.0 million in 1999.

6.   NOTES PAYABLE AND LINES OF CREDIT:
---------------------------------------

     Northwest Natural has available through September 30, 1995, committed lines of credit totalling $80 million consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1995, committed lines of credit with two commercial banks totalling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of Northwest Natural.

     Under the terms of these lines of credit, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the Northwest Natural or Financial Corporation lines of credit as of December 31, 1994 or December 31, 1993.

     Northwest Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines, under agency agreements with a commercial bank. Additionally, Financial Corporation's commercial paper is supported by the guaranty of Northwest Natural. The amounts and average interest rates of commercial paper outstanding were as follows at December 31:

                                 1994                1993
                           -----------------   ----------------
                                     Average            Average
    Thousands                 Amount   Rate      Amount   Rate
    -----------------------------------------------------------
    Northwest Natural       $35,393    5.8%    $53,446    3.4%
    Financial Corporation    18,261    6.0%     19,102    3.4%
                            -------            -------
       Total                $53,654            $72,548
                            =======            =======
    ------------------------------------------------------------

7.   INCOME TAXES:
-----------------

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of the new standard resulted in an increase in net deferred tax liabilities of $62.1 million to reflect deferred taxes on differences previously flowed-through and to adjust existing deferred taxes to the level required at the current statutory rate. An offsetting regulatory asset of $62.1 million was also recorded. This regulatory tax asset has decreased to $60.4 million at December 31, 1994. The regulatory asset is primarily based upon differences between the book and tax basis of utility plant in service and the accumulated provision for depreciation. It is expected that the regulatory asset will be recovered in future rates. The implementation of SFAS No. 109 did not significantly impact results of operations.

     A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:

Thousands                                1994      1993       1992
--------------------------------------------------------------------
Computed income taxes based on
 statutory federal income tax
 rate (1994 and 1993-35%; 1992-34%)    $19,577   $20,910   $ 7,727

Increase (reduction) in taxes
 resulting from:
   Differences between book and tax
     depreciation                        1,575     1,561     1,233
   Current state income tax, net
     of federal tax benefit              2,189     2,525       711
   Federal income tax credits             (338)     (348)        -
   Restoration of investment tax
    credit                              (1,077)   (1,064)   (1,124)
   Elimination of amounts previously
     provided                             (588)   (1,059)   (1,229)
   Real and personal property taxes       (123)      113         -
   Removal costs                          (556)     (320)     (335)
   Unconsolidated foreign subsidiary
    income                                (172)     (496)        -
   Other - net                             (14)      274       (32)
                                       -------   -------   -------
Total provision for income taxes       $20,473   $22,096   $ 6,951
                                       =======   =======   =======
--------------------------------------------------------------------

The provision for income taxes consists of the following:
Thousands                               1994       1993      1992
---------------------------------------------------------------------
Income taxes currently payable:
   Federal                            $10,441    $13,368    $7,577
   State                                2,375      2,166       375
   Foreign                                 21         30        13
                                      -------    -------    ------
       Total                           12,837     15,564     7,965
                                      -------    -------    ------
Deferred taxes - net:
   Federal                              7,720      5,896      (676)
   State                                  993      1,718       616
                                      -------    -------    ------
       Total                            8,713      7,614       (60)
                                      -------    -------    ------

Investment and energy tax credits restored:
   From utility operations               (800)      (800)     (800)
   From subsidiary operations            (277)      (282)     (154)
                                      -------    -------    ------
       Total                           (1,077)    (1,082)     (954)
                                      -------    -------    ------
Total provision for income taxes      $20,473    $22,096    $6,951
                                      =======    =======    ======
Percentage of pretax income            36.60%     36.99%    30.59%
                                      =======    =======    ======

--------------------------------------------------------

The annual provision for deferred income taxes is comprised of the following:
Thousands                                1994      1993      1992
--------------------------------------------------------------------
ACRS and MACRS deductions in excess
 of related book depreciation         $  6,086  $  5,925  $  8,661
Revenues and costs deferred for tax
 purposes                               (5,885)    1,528     2,600
Sale of Pacific Square investments      (2,395)        -         -
Agrico book loss                         6,999         -    (1,374)
Real and personal property taxes             -     2,329    (2,328)
Alternative minimum tax credits          4,000         -    (6,866)
Elimination of amounts previously
 provided                                  336    (2,216)   (1,025)
Other                                     (428)       48       272
                                      --------  --------  --------
     Total                            $  8,713  $  7,614  $    (60)
                                      ========  ========  ========

-------------------------------------------------------------------

8.   EMPLOYEE RETIREMENT PLANS:
-------------------------------

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

     The following table sets forth the amounts recognized in the
     Company's financial statements and the combined funded
     status of the retirement plans:
     Thousands                           1994      1993        1992
     ---------------------------------------------------------------
     Service cost                     $  2,952   $  2,587  $  2,528
     Interest cost                       6,264      6,024     5,688
     Return on assets                    4,056    (17,762)   (8,797)
     Net amortization and deferral     (12,804)     9,526     1,215
                                      --------   --------  --------
        Annual pension cost (benefit) $    468   $    375  $    634
                                      ========   ========  ========
     -----------------------------------------------------------------
     Vested benefit obligation        $ 68,628   $ 69,859  $ 62,152
     Total accumulated benefit
       obligation                     $ 70,186   $ 70,618  $ 62,971
     -----------------------------------------------------------------
     Funded status as of December 31:
        Plan assets at fair value     $100,077   $108,579  $ 94,595
        Projected benefit obligation
         for service rendered to date   85,206     86,814    77,278
                                      --------   --------  --------
     Funded status                      14,871     21,765    17,317

     Unrecognized net gain             (15,992)   (21,417)  (15,895)
     Unrecognized net asset at
      transition                        (1,914)    (2,310)   (2,706)
     Unrecognized prior service costs    5,028      4,413     3,531
                                      --------   --------  --------
     Prepaid pension cost             $  1,993   $  2,451  $  2,247
                                      ========   ========  ========
     Total cash contribution          $     10   $    579  $  1,496
                                      ========   ========  ========
     -----------------------------------------------------------------
     Discount rate:
        Funded status                    8.00%      7.50%     8.00%
                                      ========   ========  ========
        Pension cost                     7.50%      8.00%     8.00%
                                      ========   ========  ========
     Expected long-term rate
      of return on plan assets           9.00%      9.00%     9.00%
                                      ========   ========  ========
     Rate for compensation increases     5.00%      5.13%     5.13%
                                      ========   ========  ========
     ----------------------------------------------------------------

     Effective January 1, 1995, the Company changed the assumed discount rate used in determining the funded status of the plans from 7.50 percent to 8.00 percent. The new discount rate was used in determining the funded status of the plans at year-end 1994 and will be used to determine annual pension cost in 1995.

     The Company has a qualified "Retirement K Savings Plan" under Internal Revenue Code Section 401(k) and a non-qualified "Executive Deferred Compensation Plan," for eligible employees. These plans are designed to enhance the existing retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. Contributions to these plans in 1994, 1993 and 1992 were $0.7 million, $0.5 million and $0.3 million, respectively.

     The Company has a non-qualified supplemental retirement plan for eligible executive officers which it is funding with trust-owned life insurance. The amount of coverage is designed to provide sufficient returns to recover all costs of the plan if assumptions made as to mortality experience, policy earnings, and other factors are realized. Expenses related to the plan were $1.0 million in 1994, $0.8 million in 1993 and $0.9 million in 1992.

9.   POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS:
------------------------------------------------------------

     The Company provides continued health care and life insurance coverage after retirement for exempt employees.
     These benefits and similar benefits for active employees are provided by insurance companies and related premiums are based on the amount of benefits paid during the year.

     Effective January 1, 1993, the Company adopted SFAS No. 106,
     "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company elected to recognize the cumulative effect of approximately $11.3 million over a period of 20 years.

     The incremental costs of approximately $1.1 million per year (pre-tax) relating to SFAS No. 106 are not included in Northwest Natural's rates. The staff of the OPUC has recommended that Northwest Natural's portion of these costs allocated to Oregon (approximately 87 percent) be authorized for recovery in rates only pursuant to a general rate case filing, and has recommended against the use of deferred accounting treatment for their recovery. Northwest Natural is charging the Oregon portion of these costs to expense. The WUTC has approved deferred accounting treatment for the portion of these costs allocated to Washington (approximately five percent), pending final approval for recovery in a general rate case filing. Northwest Natural monitors its need for general rate cases covering these and other expenses but has no present plans to file a general rate case in Oregon or Washington.

     The following table sets forth the postretirement health
     care and life insurance plan's status at December 31:
     Thousands
     ----------------------------------------------------------
                                               1994       1993
                                               ----       ----
     Retirees                               $  5,768  $  6,675
     Fully eligible active plan participants     834       260
     Other active plan participants            3,792     4,815
                                            --------  --------
         Total accumulated postretirement
          benefit obligation                  10,394    11,750
     Fair value of plan assets                     -         -
                                            --------  --------
     Accumulated postretirement benefit
      obligation in excess of plan assets     10,394    11,750
     Unrecognized transition obligation      (10,152)  (10,716)
     Unrecognized gain                         1,942        76
                                            --------  --------
         Accrued postretirement benefit
          cost                              $  2,184  $  1,110
                                            ========  ========

     Service cost - benefits earned during
      the period                             $   314   $   255
     Return on plan assets (if any)                -         -
     Interest cost on accumulated
      postretirement benefit obligation          859       932
     Amortization of transition obligation       564       564
                                             -------   -------
           Net postretirement benefit cost   $ 1,737   $ 1,751
                                             =======   =======
     ------------------------------------------------------------

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-Medicare eligibility is nine percent for 1995 and 1996; eight percent for 1997; then decreasing over the next seven years to 4.5 percent. The assumed rate for HMO plan and post-Medicare eligibility is eight percent for 1995 and 1996, then decreasing over the next seven years to
     4.5 percent. A one-percentage-point change in the assumed health care cost trend rate for each year would adjust the accumulated postretirement benefit obligation as of December 31, 1994 and net postretirement health care cost by approximately 13.5 percent. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent at December 31, 1994 and
     7.5 percent at December 31, 1993.

10.  PROPERTY AND INVESTMENTS:
------------------------------

     The following table sets forth the major classifications of
     Northwest Natural's utility plant and accumulated provision for depreciation at December 31:
                               1994                  1993
                       ---------------------  -------------------
                                   Average                  Average
                                Depreciation             Depreciation
Thousands               Amount      Rate         Amount      Rate
--------------------    ------- ------------     ------   -----------
Transmission and
  distribution         $758,093     3.8%        $704,195      3.8%
Storage                  58,971     3.9%          58,120      3.9%
General                  60,675     6.4%          53,888      7.0%
Intangible and other     10,313    13.6%          10,537     14.2%
                       --------                 --------
  Utility plant in
   service              888,052     4.1%         826,740      4.1%
Gas stored long-term      6,738                    5,027
Work in progress         13,448                    8,263
                       --------                 --------
  Total utility plant   908,238                  840,030
Less accumulated
  provision for
  depreciation          279,112                  255,282
                       --------                 --------
  Utility plant-net    $629,126                 $584,748
                       ========                 ========
--------------------------------------------------------------------

     The following table summarizes the Company's investments in affiliated entities accounted for under the equity and cost methods, and its investment in a leveraged lease at December
     31:




    Thousands                              1994       1993
    ------------------------------------------------------------
    Electric generation (solar and
     wind-power)                          $21,622   $21,043
    Aircraft leveraged lease                9,171     9,079
    Gas pipeline and other                  3,390     2,696
                                          -------   -------
      Total investments and other         $34,183   $32,818
                                          =======   =======

    -----------------------------------------------------------

     Financial Corporation has invested in four solar electric generation plants located near Barstow, California. Power generated by these stations is sold to Southern California Edison Company under long-term contracts. Financial Corporation's ownership interests in these projects range from 4.0 percent to 5.3 percent.

     Financial Corporation also has invested in four U. S.
     Windpower Partners electric generating projects, with facilities located near Livermore and Palm Springs, California. The wind-generated power is sold to Pacific Gas and Electric Company and Southern California Edison Company under long-term contracts. Financial Corporation's ownership interests in these projects range from 8.5 percent to 41 percent.

     In 1987, Oregon Natural purchased a Boeing 737-300 aircraft which was leased to Continental Airlines for 20 years under a leveraged lease agreement.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
-----------------------------------------

     The estimated fair values of Northwest Natural's financial instruments have been determined using available market information and appropriate valuation methodologies. The following is a list of financial instruments whose carrying values are sensitive to market conditions:

                        December 31, 1994      December 31, 1993
                      --------------------    -------------------
                       Carrying  Estimated    Carrying  Estimated
Thousands               Amount  Fair Value     Amount  Fair Value
----------------------------------------------------------------
Preference stock        $ 26,252  $ 22,841   $ 26,633  $ 26,698
Redeemable preferred
 stock                  $ 15,950  $ 15,417   $ 17,041  $ 16,573
Long-term debt
  including amount due
  within one year       $292,076  $283,732   $272,931  $301,358
----------------------------------------------------------------

     Fair value of preference stock and redeemable preferred stock was estimated using quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues.

     In connection with its Canadian gas purchase commitments, Northwest Natural uses foreign currency forward contracts to hedge against currency fluctuation. At December 31, 1994, these contracts totalled $13.6 million, with a market value of $13.4 million.

12.  COMMITMENTS AND CONTINGENCIES:
-----------------------------------

     Lease Commitments
     -----------------

     Future lease commitments are:  $4.9 million in 1995;
     $4.2 million in 1996; $4.0 million in 1997; and $1.8 million in 1998 and 1999. Thereafter, total commitments amount to $10.2 million. These commitments principally relate to the lease of the Company's office headquarters and computer systems.

     Total rental expense for 1994, 1993, and 1992 was $5.1 million, $5.2 million and $4.4 million, respectively.

     Purchase Commitments
     --------------------

     Northwest Natural has signed agreements providing for the availability of firm pipeline capacity. Under these agreements, Northwest Natural must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, Northwest Natural has entered into long-term agreements which release capacity. The aggregate amounts of these agreements were as follows at December 31, 1994:

     Thousands
     ------------------------------------------------------------
                                          Capacity     Capacity
                                          Purchase      Release
                                         Agreements   Agreements
                                         ----------   ----------
    1995                               $   65,894     $  3,984
    1996                                   80,335        8,039
    1997                                   77,692        8,039
    1998                                   77,467        8,039
    1999                                   77,467        8,039
    Thereafter                            736,528       87,085
                                       ----------     --------
         Total                          1,115,383      123,225
         Less: Amount representing
          interest                        480,735       54,543
                                       ----------     --------
         Total at present value        $  634,648     $ 68,682
                                       ==========     ========
    ------------------------------------------------------------

     Northwest Natural's total payments of fixed charges under capacity purchase agreements in 1994, 1993 and 1992 were $50.0 million, $46.7 million and $34.7 million, respectively. Included in the amounts for 1994 and 1993 were reductions for capacity release sales totalling
     $3.7 million and $1.7 million, respectively. In addition, Northwest Natural is required to pay per-unit charges based on the actual quantities shipped under the agreements. In certain of Northwest Natural's take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

     Northwest Natural has contracted with an external vendor for the development of a customer information system with remaining commitments of $0.8 million in 1995 and $3.8 million in 1996.

     Environmental Matters
     ---------------------

     In June 1992, the City of Salem, Oregon, requested Northwest Natural's participation in its review of an environmental assessment of riverfront property in Salem that is the proposed site for a park and other public developments. Within the property is a block previously owned by Northwest Natural which was the site of a former manufactured gas plant. Northwest Natural's corporate predecessor owned the plant for less than four months in 1929. The City has determined that there is environmental contamination on the site, and that a remediation process involving Northwest Natural and at least two other prior owners of the block will be required. To date Northwest Natural has not obtained sufficient information to determine the extent of its responsibility for any such remediation.

     Northwest Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. Although limited testing for environmental contamination has been undertaken by other parties on portions of the site, no comprehensive studies have been performed. Northwest Natural submitted a work plan for the site to the Oregon Department of Environmental Quality
     (ODEQ) in 1987, but further efforts were suspended at ODEQ's request while Northwest Natural and other parties participated in a joint hydrogeologic study of an area adjacent to the site. In September 1993, pursuant to ODEQ procedures, Northwest Natural submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program and, in April 1994, the site was listed on ODEQ's Confirmed Release List and Inventory. It is anticipated that the site investigation will commence during 1995.

     In September 1993, Northwest Natural recorded an expense of $0.5 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and legal fees in connection with the voluntary investigation at the Linnton site. To date, Northwest Natural has not obtained sufficient information to determine whether any remediation will be required at this site or, if so, the extent of its responsibility for any such remediation. Northwest Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance or through future rates.

     Litigation
     ----------

     The Company is party to certain legal actions in which claimants seek material amounts. Although it is impossible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on the Company's financial position or results of operations.

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------------------

                           ----------Quarter Ended----------
Dollars (Thousands           Mar.    June    Sept.    Dec.
 Except Per Share Amounts)    31,     30,     30,      31,     Total
------------------------------------------------------------------------
1994
  Operating revenues      128,534   66,505  48,474   124,748  368,261
  Net operating revenues   72,325   37,219  26,922    69,007  205,473
  Net income (loss)        18,780    2,465  (3,774)   17,990   35,461
  Earnings (loss) per
   share                     1.37     0.13   (0.34)     1.29     2.44*

1993
  Operating revenues      128,714   61,789  47,451   120,763  358,717
  Net operating revenues   82,116   40,141  30,805    66,822  219,884
  Net income (loss)        24,653    2,767  (4,423)   14,650   37,647
  Earnings (loss) per
   share                     1.82     0.15   (0.40)     1.05     2.61*

------------------------------------------------------------------------

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

           Information called for by Part III (Items 10., 11.,
12. and 13.) is incorporated herein by reference to portions of the Company's definitive proxy statement. See the Additional Item included in Part I for information concerning executive officers of the Company.


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

           1.   A list of all Financial Statements and
                Supplementary Schedules is incorporated by reference to Item 8.

           2.   List of Exhibits filed:

                (3a.)      Restated Articles of Incorporation,
                           as filed and effective June 24, 1988
                           and amended December 8, 1992,
                           December 1, 1993 and May 27, 1994.

                (3b.)      Bylaws as amended effective
                           February 24, 1995.

                *(4a.) Copy of Mortgage and Deed of Trust, dated as of July 1, 1946, to Bankers Trust and R. G. Page (to whom Stanley Burg is now successor), Trustees (incorporated herein by reference to
                           Exhibit 7(j) in File No. 2-6494); and
                           copies of Supplemental Indentures
                           Nos. 1 through 14 to the Mortgage and
                           Deed of Trust, dated respectively, as
                           of June 1, 1949, March 1, 1954,
                           April 1, 1956, February 1, 1959,
                           July 1, 1961, January 1, 1964,
                           March 1, 1966, December 1, 1969,
                           April 1, 1971, January 1, 1975,
                           December 1, 1975, July 1, 1981,
                           June 1, 1985 and November 1, 1985
                           (incorporated herein by reference to
                           Exhibit 4(d) in File No. 33-1929);
                           Supplemental Indenture No. 15 to the
                           Mortgage and Deed of Trust, dated as
                           of July 1, 1986 (filed as Exhibit
                           (4)(c) in File No. 33-24168);
                           Supplemental Indentures Nos. 16, 17
                           and 18 to the Mortgage and Deed of
                           Trust, dated, respectively, as of
                           November 1, 1988, October 1, 1989 and
                           July 1, 1990 (incorporated herein by
                           reference to Exhibit (4)(c) in File
                           No. 33-40482);  Supplemental
                           Indenture No. 19 to the Mortgage and
                           Deed of Trust (incorporated herein by
                           reference to Exhibit 4(c) in File No.
                           33-64014); and Supplemental Indenture
                           No. 20 to the Mortgage and Deed of
                           Trust, dated as of June 1, 1993
                           (incorporated herein by reference to
                           Exhibit 4(c) in File No. 33-53795).

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

                *(4e.) Officers' Certificate dated June 12, 1991 creating Series A of the Company's Unsecured Medium-Term Notes (incorporated herein by reference to Exhibit (4e.) to Form 10-K for 1993, File No. 0-994).

                *(4f.) Officers' Certificate dated June 18, 1993 creating Series B of the Company's Unsecured Medium-Term Notes (incorporated herein by reference to Exhibit (4f.) to Form 10-K for 1993, File No. 0-994).

                *(10j.)    Transportation Agreement, dated
                           June 29, 1990, between the Company
                           and Northwest Pipeline Corporation
                           (incorporated herein by reference to
                           Exhibit (10j.) to Form 10-K for 1993,
                           File No. 0-994).

                *(10j.(1)) Replacement Firm Transportation
                           Agreement, dated July 31, 1991,
                           between the Company and Northwest
                           Pipeline Corporation (incorporated
                           herein by reference to Exhibit
                           (10j.(2)) to Form 10-K for 1992, File
                           No. 0-994).

                *(10j.(2)) Firm Transportation Service
                           Agreement, dated November 10, 1993,
                           between the Company and Pacific Gas
                           Transmission Company (incorporated
                           herein by reference to Exhibit
                           (10j.(2)) to Form 10-K for 1993, File
                           No. 0-994).

                (10j.(3))  Service Agreement, dated June 17,
                           1993, between Northwest Pipeline
                           Corporation and the Company.

                (10j.(4))  Firm Transportation Service
                           Agreement, dated October 22, 1993,
                           between Pacific Gas Transmission
                           Company and the Company.

                (10j.(5))  Letter Agreement, dated May 11, 1994,
                           between Pacific Gas and Electric
                           Company and the Company.

                (10j.(6))  Service Agreement, dated January 20,
                           1995 between Nova Corporation and the
                           Company.

                (10j.(7))  Service Agreement, dated June 12,
                           1991, between Alberta Natural Gas
                           Company Ltd. and the Company.

                (10j.(8))  Service Agreement, dated November 9,
                           1994, applicable to firm
                           transportation service under Rate
                           Schedule FS-1 between Alberta Natural
                           Gas Company Ltd. and the Company.

                (11)       Statement re computation of fully-
                           diluted per share earnings.

                (12)       Statement re computation of ratios.

                (23)       Independent Auditors' Consent.

                (27)       Financial Data Schedule.

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

                (10b.)     Executive Supplemental Retirement
                           Income Plan, 1995 Restatement.

                (10c.)     1985 Stock Option Plan, as amended
                           effective February 23, 1995.

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

                (10e.-2)   Amendment No. 2 to Executive Deferred
                           Compensation Plan.

                *(10f.) Directors Deferred Compensation Plan, 1988 Restatement, effective
                           January 1, 1988 (incorporated herein
                           by reference to Exhibit (10g.) to
                           Form 10-K for 1987, File No. 0-994).

                (10f.-1)   Amendment No. 1 to Directors Deferred
                           Compensation Plan.

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

                (10m.)     Agreement dated September 22, 1994,
                           between the Company and an executive
                           officer.

                The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

      (b)  Reports on Form 8-K.

           No Current Reports on Form 8-K were filed during the quarter ended December 31, 1994.




___________________________________


      *Incorporated herein by reference as indicated.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTHWEST NATURAL GAS COMPANY

Date:  March 23, 1995              By   /s/ Robert L. Ridgley
     ------------------            -----------------------------
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

   SIGNATURE                   TITLE                    DATE
   ---------                   -----                    ----

/s/ Robert L. Ridgley      Principal Executive
-------------------------  Officer and Director        March 23, 1995
Robert L. Ridgley
President and Chief Executive Officer

/s/ Bruce R. DeBolt        Principal Financial
-------------------------  Officer                     March 23, 1995
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

/s/ D. James Wilson        Principal Accounting
------------------------   Officer                     March 23, 1995
D. James Wilson
Treasurer and Controller

/s/ Mary Arnstad           Director  )
------------------------             )
Mary Arnstad                         )
                                     )
/s/ Thomas E. Dewey, Jr.   Director  )
------------------------             )
Thomas E. Dewey, Jr.                 )
                                     )
                           Director  )
------------------------             )
Tod R. Hamachek                      )
                                     )
/s/ Richard B. Keller      Director  )
------------------------             )
Richard B. Keller                    )
                                     )
/s/ Wayne D. Kuni          Director  )
------------------------             )
Wayne D. Kuni                        )
                                     )
/s/ Dwight A. Sangrey      Director  )                 March 23, 1995
------------------------             )
Dwight A. Sangrey                    )
                                     )
/s/ Melody C. Teppola      Director  )
------------------------             )
Melody C. Teppola                    )
                                     )
/s/ Russell F. Tromley     Director  )
------------------------             )
Russell F. Tromley                   )
                                     )
/s/ Benjamin R. Whiteley   Director  )
------------------------             )
Benjamin R. Whiteley                 )
                                     )
                           Director  )
------------------------             )
William R. Wiley                     )
                                     )
/s/ Carlton Woodard        Director  )
------------------------             )
Carlton Woodard                      )

                       NORTHWEST NATURAL GAS COMPANY

                              EXHIBIT INDEX
                                    To
                        Annual Report on Form 10-K
                           For Fiscal Year Ended
                             December 31, 1994

                                                      Exhibit
                     Document                         Number
                     --------                         ------

   Restated Articles of Incorporation, as filed
   June 24, 1988 and amended December 8, 1992,
   December 1, 1993 and May 27, 1994                   (3a.)

   Bylaws as amended effective February 24, 1995       (3b.)

*  Mortgage and Deed of Trust, dated as of July 1,
   1946, as supplemented by Supplemental Indenture
   Nos. 1 through 20                                   (4a.)

*  Indenture, dated as of July 1, 1991, between
   the Company and Bankers Trust Company               (4d.)

*  Officers' Certificate dated June 12, 1991
   creating Unsecured Medium-Term Notes Series A       (4e.)

*  Officers' Certificate dated June 18, 1993
   creating Unsecured Medium-Term Notes Series B       (4f.)

*  Transportation Agreement, dated June 29, 1990,
   between the Company and Northwest Pipeline
   Corporation                                         (10j.)

*  Replacement Firm Transportation Agreement,
   dated July 31, 1991, between the Company and
   Northwest Pipeline Corporation                      (10j.(1))

*  Firm Transportation Service Agreement dated
   November 10, 1993, between the Company and
   Pacific Gas Transmission Company                    (10j.(2))

   Service Agreement, dated June 17, 1993, between
   Northwest Pipeline Corporation and the Company      (10j.(3))

   Firm Transportation Service Agreement, dated
   October 22, 1993, between Pacific Gas
   Transmission Company and the Company                (10j.(4))

   Letter Agreement, dated May 11, 1994, between
   Pacific Gas and Electric Company and the Company    (10j.(5))

   Service Agreement, dated January 20, 1995 between
   Nova Corporation and the Company                    (10j.(6))

   Service Agreement, dated June 12, 1991, between
   Alberta Natural Gas Company Ltd. and the Company    (10j.(7))

   Service Agreement, dated November 9, 1994,
   applicable to firm transportation service under
   Rate Schedule FS-1 between Alberta Natural Gas
   Company Ltd. and the Company                        (10j.(8))

   Statement re computation of fully-diluted
   per share earnings                                  (11)

   Statement re computation of ratios                  (12)

   Independent Auditors' Consent                       (23)

   Financial Data Schedule                             (27)

   Executive Compensation Plans and Arrangements
   ---------------------------------------------

*  Employment Agreement, dated October 27, 1983,
   between the Company and an executive officer        (10a.)

   Executive Supplemental Retirement Income Plan,
   1995 Restatement                                    (10b.)

   1985 Stock Option Plan as amended effective
   February 23, 1995                                   (10c.)

*  Executive Deferred Compensation Plan, 1990
   Restatement, effective January 1, 1990              (10e.)

*  Amendment No. 1 to Executive Deferred
   Compensation Plan                                   (10e.-1)

   Amendment No. 2 to Executive Deferred
   Compensation Plan                                   (10e.-2)

*  Directors Deferred Compensation Plan, 1988
   Restatement, effective January 1, 1988              (10f.)

   Amendment No. 1 to Directors Deferred
   Compensation Plan                                   (10f.-1)

*  Form of Indemnity Agreement entered into
   between the Company and each director and
   executive officer                                   (10g.)

*  Non-Employee Directors Stock Compensation Plan,
   as amended effective July 1, 1991                   (10i.)

*  Executive Annual Incentive Plan, effective
   March 1, 1990, as amended effective
   January 1, 1992                                     (10k.)

*  Employment agreement dated November 27, 1989
   between the Company and an executive officer        (10l.)

   Agreement dated September 22, 1994 between
   the Company and an executive officer                (10m.)





--------------------------
*  Incorporated by reference


ex-index