Form 10-Q
period 1995-03-31
NORTHWEST NATURAL GAS CO
filed 1995-05-01
CIK 73020

Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1995


                                OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission file number     0-994


                  NORTHWEST NATURAL GAS COMPANY
       (Exact name of registrant as specified in its charter)


                Oregon                          93-0256722
    -------------------------------         ------------------
    (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)           Identification No.)


220 N. W. Second Avenue, Portland, Oregon         97209
- -----------------------------------------     -------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code     (503) 226-4211
                                                      ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X         No
                                         ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock (or class convertible into common stock) as of the close of the period covered by this report:

    Common Stock, $3 1/6 par value -- 14,635,210 shares
    Convertible Preference Stock, $2.375 Series -- 42,449 shares

                  NORTHWEST NATURAL GAS COMPANY

                          March 31, 1995

                 Summary of Information Reported



The registrant submits herewith the following information:



                  PART I.  FINANCIAL INFORMATION
                                                              Page
Item 1.  Financial Statements                                Number
                                                             -------
    (1)  Consolidated Statements of Income
         for the three-month periods ended March 31,
         1995 and 1994, and Consolidated Statements
         of Earnings Invested in the Business for the
         three month periods ended March 31, 1995
         and 1994.                                              3

    (2)  Consolidated Balance Sheets at
         March 31, 1995 and 1994 and December 31,
         1994.                                                  4

    (3)  Consolidated Statements of Cash Flows for
         the three month periods ended March 31,
         1995 and 1994.                                         5

    (4)  Consolidated Statements of Capitalization
         at March 31, 1995 and 1994 and December 31,
         1994.                                                  6

    (5)  Notes to Consolidated Financial
         Statements.                                            7

         Independent Accountants' Report                        8

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                              9



                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      19

Signatures                                                     19

                      NORTHWEST NATURAL GAS COMPANY
                     PART I.  FINANCIAL INFORMATION
                  (1)  Consolidated Statements of Income
                   (Thousands, Except Per Share Amounts)

                                                        Three Months Ended
                                                            March 31,
                                                        --------------------
                                                             1995       1994
                                                        ---------  ---------
Net Operating Revenues:
   Operating revenues. . . . . . . . . . . . . . . .     $125,389   $128,534
   Cost of sales . . . . . . . . . . . . . . . . . .       51,544     56,209
                                                         --------   --------
       Net operating revenues  . . . . . . . . . . .       73,845     72,325
                                                         --------   --------
Operating Expenses:
   Operations and maintenance. . . . . . . . . . . .       17,581     17,856
   Taxes other than income taxes . . . . . . . . . .        7,454      8,053
   Depreciation, depletion and amortization. . . . .        9,909      9,108
                                                         --------   --------
       Total operating expenses. . . . . . . . . . .       34,944     35,017
                                                         --------   --------
Income from Operations . . . . . . . . . . . . . . .       38,901     37,308
                                                         --------   --------
Other Income (Expense) . . . . . . . . . . . . . . .       (1,087)        71
                                                         --------   --------
Interest Charges - net . . . . . . . . . . . . . . .        6,562      6,177
                                                         --------   --------
Income Before Income Taxes . . . . . . . . . . . . .       31,252     31,202
Income Taxes . . . . . . . . . . . . . . . . . . . .       12,200     12,422
                                                         --------   --------
Net Income . . . . . . . . . . . . . . . . . . . . .       19,052     18,780
   Preferred and preference stock dividend
    requirements . . . . . . . . . . . . . . . . . .          735        740
                                                         --------   --------
Earnings Applicable to Common Stock. . . . . . . . .     $ 18,317   $ 18,040
                                                         ========   ========

Average Common Shares Outstanding. . . . . . . . . .       13,916     13,209

Primary Earnings Per Share of Common Stock . . . . .        $1.32      $1.37

Fully-Diluted Earnings Per Share of
  Common Stock . . . . . . . . . . . . . . . . . . .        $1.28      $1.32

Dividends Per Share of Common Stock. . . . . . . . .        $0.44      $0.44

See accompanying Notes to Consolidated Financial Statements.

==================================================================================
     Consolidated Statements of Earnings Invested in the Business
            (Thousands, Three Month Periods Ended March 31)

                                                             1995       1994
                                                         --------   --------
Balance at Beginning of Period . . . . . . . . . . .     $ 97,275   $ 88,497
   Net Income. . . . . . . . . . . . . . . . . . . .       19,052     18,780
   Cash dividends:
       Preferred and preference stock. . . . . . . .         (737)      (781)
       Common stock. . . . . . . . . . . . . . . . .       (5,908)    (5,803)
   Capital stock expense and other . . . . . . . . .       (1,383)        70
                                                         --------   --------
Balance at End of Period . . . . . . . . . . . . . .     $108,299   $100,763
                                                         ========   ========
See accompanying Notes to Consolidated Financial Statements.
/TABLE

                      NORTHWEST NATURAL GAS COMPANY

                     PART I.  FINANCIAL INFORMATION
                     (2)  Consolidated Balance Sheets
                         (Thousands of Dollars)

                                               Mar. 31,   Mar. 31,    Dec. 31,
                                                  1995       1994        1994
                                              --------   --------    --------
Assets:
Plant and Property in Service:
  Utility plant in service . . . . . . . . .  $920,863   $857,970    $908,238
  Less accumulated depreciation. . . . . . .   286,918    262,152     279,112
                                              --------   --------    --------
     Utility plant - net . . . . . . . . . .   633,945    595,818     629,126

  Non-utility property . . . . . . . . . . .    50,067     45,100      49,586
  Less accumulated depreciation and
   depletion . . . . . . . . . . . . . . . .    25,249     21,607      24,456
                                              --------   --------    --------
     Non-utility property - net. . . . . . .    24,818     23,493      25,130
                                              --------   --------    --------
     Total plant and property in service . .   658,763    619,311     654,256
                                              --------   --------    --------
Investments and Other:
  Investments. . . . . . . . . . . . . . . .    31,885     31,345      34,183
  Long-term notes receivable . . . . . . . .     2,937      1,347       2,914
                                              --------   --------    --------
     Total investments and other . . . . . .    34,822     32,692      37,097
                                              --------   --------    --------
Current Assets:
  Cash and cash equivalents. . . . . . . . .    41,950      5,909       8,068
  Accounts receivable - net. . . . . . . . .    35,789     39,125      42,152
  Accrued unbilled revenue . . . . . . . . .    11,708     11,906      20,320
  Inventories of gas, materials and
   supplies. . . . . . . . . . . . . . . . .     9,659      6,653      14,958
  Prepayments and other current assets . . .     7,330     13,037      10,041
                                              --------   --------    --------
     Total current assets  . . . . . . . . .   106,436     76,630      95,539
                                              --------   --------    --------
Regulatory Tax Assets. . . . . . . . . . . .    60,430     62,130      60,430
                                              --------   --------    --------
Deferred Debits and Other. . . . . . . . . .    44,249     38,030      41,982
                                              --------   --------    --------
     Total Assets. . . . . . . . . . . . . .  $904,700   $828,793    $889,304
                                              ========   ========    ========
Capitalization and Liabilities:
Capitalization:
  Common stock . . . . . . . . . . . . . . .  $212,908   $172,208    $177,133
  Earnings invested in the business. . . . .   108,299    100,763      97,275
                                              --------   --------    --------
     Total common stock equity . . . . . . .   321,207    272,971     274,408

  Preference stock . . . . . . . . . . . . .    26,061     26,617      26,252
  Redeemable preferred stock . . . . . . . .    15,950     17,033      15,950
  Long-term debt . . . . . . . . . . . . . .   291,066    272,330     291,076
                                              --------   --------    --------
     Total capitalization. . . . . . . . . .   654,284    588,951     607,686
                                              --------   --------    --------
Current Liabilities:
  Notes payable. . . . . . . . . . . . . . .    16,100     35,585      53,654
  Accounts payable . . . . . . . . . . . . .    41,728     31,578      48,517
  Long-term debt due within one year . . . .     1,000          -       1,000
  Taxes accrued. . . . . . . . . . . . . . .     8,396      6,967       6,584
  Interest accrued . . . . . . . . . . . . .     7,473      6,913       4,570
  Other current and accrued liabilities. . .    11,710     10,470      11,757
                                              --------   --------    --------
     Total current liabilities . . . . . . .    86,407     91,513     126,082
                                              --------   --------    --------
Deferred Investment Tax Credits. . . . . . .    12,979     13,980      13,530
                                              --------   --------    --------
Deferred Income Taxes. . . . . . . . . . . .   118,241    114,127     112,433
                                              --------   --------    --------
Regulatory Balancing Accounts and Other. . .    32,789     20,222      29,573
                                              --------   --------    --------
Commitments and Contingent Liabilities . . .         -          -           -
                                              --------   --------    --------
     Total Capitalization and Liabilities. .  $904,700   $828,793    $889,304
                                              ========   ========    ========

See accompanying Notes to Consolidated Financial Statements.
/TABLE

                      NORTHWEST NATURAL GAS COMPANY

                     PART I.  FINANCIAL INFORMATION
               (3)  Consolidated Statements of Cash Flows
                         (Thousands of Dollars)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 -------------------
                                                                     1995       1994
                                                                 --------   --------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $ 19,052   $ 18,780
  Adjustments to reconcile net income to net cash
   provided by (used for) operations:
     Depreciation, depletion and amortization. . . . . . . . .      9,909      9,108
     Deferred income taxes and investment tax credits. . . . .      5,257      9,240
     Equity in losses of investments . . . . . . . . . . . . .      1,518      1,099
     Allowance for funds used during construction. . . . . . .       (116)       (61)
     Regulatory balancing accounts and other - net . . . . . .        949      3,590
                                                                 --------   --------
        Cash from operations before working capital changes. .     36,569     41,756
       Changes in operating assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . . . . . .      6,363      4,847
        Accrued unbilled revenue . . . . . . . . . . . . . . .      8,612     13,984
        Inventories of gas, materials and supplies . . . . . .      5,299     10,185
        Accounts payable . . . . . . . . . . . . . . . . . . .     (6,789)   (12,740)
        Accrued interest and taxes . . . . . . . . . . . . . .      4,715      2,685
        Other current assets and liabilities . . . . . . . . .      2,664      3,665
                                                                 --------   --------
     Cash Provided By Operating Activities . . . . . . . . . .     57,433     64,382
                                                                 --------   --------
Investing Activities:
  Acquisition and construction of utility plant
   assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    (13,617)   (19,132)
  Investment in non-utility plant. . . . . . . . . . . . . . .       (683)    (2,360)
  Investments and other. . . . . . . . . . . . . . . . . . . .        757        783
                                                                 --------   --------
     Cash Used In Investing Activities . . . . . . . . . . . .    (13,543)   (20,709)
                                                                 --------   --------
Financing Activities:
  Common stock issued. . . . . . . . . . . . . . . . . . . . .     35,584      1,523
  Preferred stock retired. . . . . . . . . . . . . . . . . . .          -         (8)
  Long-term debt retired . . . . . . . . . . . . . . . . . . .        (10)         -
   Change in short-term debt . . . . . . . . . . . . . . . . .    (37,554)   (36,963)
  Cash dividend payments:
     Preferred and preference stock. . . . . . . . . . . . . .       (737)      (781)
     Common stock. . . . . . . . . . . . . . . . . . . . . . .     (5,908)    (5,803)
  Capital stock expense and other. . . . . . . . . . . . . . .     (1,383)        70
                                                                 --------   --------
     Cash Used For Financing Activities. . . . . . . . . . . .    (10,008)   (41,962)
                                                                 --------   --------
Increase In Cash and Cash Equivalents. . . . . . . . . . . . .     33,882      1,711

Cash and Cash Equivalents - Beginning of Period. . . . . . . .      8,068      4,198
                                                                 --------   --------
Cash and Cash Equivalents - End of Period. . . . . . . . . . .   $ 41,950   $  5,909
                                                                 ========   ========
====================================================================================
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . .   $  3,556   $  3,541
     Income Taxes. . . . . . . . . . . . . . . . . . . . . . .   $  3,500   $  2,000
====================================================================================
Supplemental Disclosure of Noncash Financing Activities
  Conversion to common stock:
     $2.375 Series of Convertible Preference Stock . . . . . .   $    191   $     16
     7-1/4 percent Series of Convertible Debentures. . . . . .   $      -   $    601
====================================================================================
See accompanying Notes to Consolidated Financial Statements.
/TABLE

                      NORTHWEST NATURAL GAS COMPANY

                     PART I.  FINANCIAL INFORMATION
              (4) Consolidated Statements of Capitalization
                    (Thousands, except share amounts)

                                                 Mar. 31, 1995      Mar. 31, 1994      Dec. 31, 1994
- -----------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
   Common stock - par value $3-1/6
     per share . . . . . . . . . . . . . . . .  $ 46,345           $ 41,939           $ 42,492
   Premium on common stock . . . . . . . . . .   166,563            130,269            134,641
   Earnings invested in business . . . . . . .   108,299            100,763             97,275
                                                --------           --------           --------
     Total common stock equity . . . . . . . .   321,207   49%      272,971   46%      274,408   45%
                                                --------  ----     --------  ----     --------  ----
PREFERENCE STOCK:
   $2.375 Series, convertible,
     stated value $25 per share. . . . . . . .     1,061              1,617              1,252
   $6.95 Series, stated value
     $100 per share. . . . . . . . . . . . . .    25,000             25,000             25,000
                                                --------           --------           --------
     Total preference stock. . . . . . . . . .    26,061    4%       26,617    5%       26,252    4%
                                                --------  ----     --------  ----     --------  ----
REDEEMABLE PREFERRED STOCK, stated
 value $100 per share:
   $4.68  Series . . . . . . . . . . . . . . .       732                922                732
   $4.75  Series . . . . . . . . . . . . . . .       968              1,111                968
   $7.125 Series . . . . . . . . . . . . . . .    14,250             15,000             14,250
                                                --------           --------           --------
     Total redeemable
      preferred stock. . . . . . . . . . . . .    15,950    2%       17,033    3%       15,950    3%
                                                --------  ----     --------  ----     --------  ----
LONG-TERM DEBT:
   First Mortgage Bonds
   --------------------
     9-3/4% Series due 2015. . . . . . . . . .    50,000             50,000             50,000
     9-1/8% Series due 2019. . . . . . . . . .    25,000             25,000             25,000
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     4.80% Series A due 1996 . . . . . . . . .     5,000              5,000              5,000
     7.38% Series A due 1997 . . . . . . . . .    20,000             20,000             20,000
     7.69% Series A due 1999 . . . . . . . . .    10,000             10,000             10,000
     5.96% Series B due 2000 . . . . . . . . .     5,000              5,000              5,000
     5.98% Series B due 2000 . . . . . . . . .     5,000              5,000              5,000
     8.05% Series A due 2002 . . . . . . . . .    10,000             10,000             10,000
     6.40% Series B due 2003 . . . . . . . . .    20,000             20,000             20,000
     6.34% Series B due 2005 . . . . . . . . .     5,000              5,000              5,000
     6.38% Series B due 2005 . . . . . . . . .     5,000              5,000              5,000
     6.45% Series B due 2005 . . . . . . . . .     5,000              5,000              5,000
     6.50% Series B due 2008 . . . . . . . . .     5,000              5,000              5,000
     8.26% Series B due 2014 . . . . . . . . .    10,000                  -             10,000
     8.31% Series B due 2019 . . . . . . . . .    10,000                  -             10,000
     9.05% Series A due 2021 . . . . . . . . .    10,000             10,000             10,000
     7.25% Series B due 2023 . . . . . . . . .    20,000             20,000             20,000
     7.50% Series B due 2023 . . . . . . . . .     4,000              4,000              4,000
     7.52% Series B due 2023 . . . . . . . . .    11,000             11,000             11,000
   Unsecured:
     4.90% Series A due 1996 . . . . . . . . .    10,000             10,000             10,000
     8.69% Series A due 1996 . . . . . . . . .     5,000              5,000              5,000
     7.40% Series A due 1997 . . . . . . . . .     5,000              5,000              5,000
     8.93% Series A due 1998 . . . . . . . . .     5,000              5,000              5,000
     8.95% Series A due 1998 . . . . . . . . .    10,000             10,000             10,000
     8.47% Series A due 2001 . . . . . . . . .    10,000             10,000             10,000
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012. . . . . . . . . .    12,066             12,330             12,076
                                                --------           --------           --------
                                                 292,066            272,330            292,076
Less long-term debt due
 within one-year . . . . . . . . . . . . . . .     1,000                  -              1,000
                                                --------           --------           --------
     Total long-term debt. . . . . . . . . . .   291,066   45%      272,330   46%      291,076   48%
                                                --------  ----     --------  ----     --------  ----
     TOTAL CAPITALIZATION. . . . . . . . . . .  $654,284  100%     $588,951  100%     $607,686  100%
                                                ========  ====     ========  ====     ========  ====
- ----------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
/TABLE

                  NORTHWEST NATURAL GAS COMPANY
         (5)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.        Basis of financial statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the three-month periods ended March 31, 1995 and 1994 are not indicative of the results for a full year.

          Certain amounts from prior periods have been reclassified to conform with the 1995 presentation.


2.        Capital stock

          In the first quarter of 1995, Northwest Natural Gas Company (Northwest Natural) sold 1.15 million shares of its Common Stock. The net proceeds of $33.0 million received from the offering were added to the general funds of the Company and are being used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. The projected dilution of earnings per share resulting from this sale is estimated at five percent.


3.        Contingencies

          See Part II, Item 7., "Environmental Matters" in the
Company's 1994 Annual Report on Form 10-K.

DELOITTE & TOUCHE LLP
- -----------------------------------------------------------------
     3900 US Bancorp Tower          Telephone:  (503) 222-1341
     111 SW Fifth Avenue            Facsimile:  (503) 224-2172
     Portland, Oregon  97204-3698


INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

Northwest Natural Gas Company
Portland, Oregon

We have made a review of the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income for the three-month periods ended March 31, 1995 and 1994, and the consolidated statements of earnings invested in the business and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Northwest Natural Gas Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, earnings invested in the business, and cash flows for the year then ended (not presented herein), and in our report dated February 22, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and consolidated statement of capitalization as of December 31, 1994 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
April 28, 1995
                  NORTHWEST NATURAL GAS COMPANY

                 PART I.  FINANCIAL  INFORMATION


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:
          Regulated utility:
            Northwest Natural Gas Company (Northwest Natural) Non-regulated wholly-owned businesses:
            Oregon Natural Gas Development Corporation (Oregon
              Natural)
            NNG Energy Systems, Inc. (Energy Systems)
            NNG Financial Corporation (Financial Corporation) Pacific Square Corporation (Pacific Square)

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item
8., Note 2, "Notes to Consolidated Financial Statements" in the
Company's 1994 Annual Report on Form 10-K).

          The following is management's assessment of the Company's financial condition including the principal factors that impact results of operations. The discussion refers to the consolidated activities of the Company for the three months ended
March 31, 1995 and 1994.

Earnings and Dividends
- ----------------------

          The Company earned $1.32 per share for its first quarter ended March 31, 1995, compared to $1.37 per share in last year's first quarter. Utility results were comparable while subsidiary results were lower by $0.9 million, equivalent to $0.06 per share.

          The Company earned $1.40 per share from utility operations in the first quarter of 1995, compared to $1.39 per share in the same period in 1994. Despite warmer weather, gas sales volumes increased due to a 5.2 percent gain in customers. Weather conditions in Northwest Natural's service territory were three percent warmer in the first quarter of 1995 compared to the same period in 1994 and 10 percent warmer than average. The Company estimates that the weather-related reduction in net operating revenues (margin) during the first quarter of 1995 was equivalent to about $0.29 per share compared to a similar period with average weather, and about $0.14 compared to actual conditions during the first quarter of 1994 when weather conditions were eight percent warmer than average. These estimates are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends" in the Company's 1994 Annual Report on Form 10-K). The model also indicates that customer growth in 1994 contributed the equivalent of about $0.16 per share of margin revenues during the first quarter of 1995.

          Subsidiary results were a loss of $1.1 million for the first quarter ended March 31, 1995, compared to a loss of $0.2 million in last year's first quarter. Financial Corporation's earnings were $0.2 million lower, and Oregon Natural's earnings were $0.3 million lower, each compared to the first quarter of 1994. Energy Systems had earnings of $0.4 million in the first quarter of 1994, principally resulting from the sale of assets. It no longer has any significant operating activities and, therefore, had no earnings in the first quarter of 1995. Pacific Square, which sold its partnership interests in two office buildings during the second quarter of 1994, also no longer has any significant operating activities. Pacific Square had $0.1 million of earnings in both the first quarter of 1995 and 1994.

          Dividends paid on common stock were $0.44 per share for the three-month periods ended March 31, 1995 and 1994. In April 1995, the Board of Directors of the Company declared a quarterly dividend of $0.44 per share on its common stock, payable May 15, 1995, to shareholders of record on April 28, 1995. The current indicated annual dividend rate is $1.76 per share.

Results of Operations
- ---------------------

          Comparison of Gas Operations
          ----------------------------

          The following table summarizes the composition of utility gas volumes and revenues:

                                                      Three Months
                                                      Ended March 31,
                                                     -----------------
                                                      1995       1994
                                                      ----       ----
Gas Sales and Transportation
  Volumes - Therms (000's):
    Residential and commercial sales. . . . . .    191,887    194,241
    Unbilled volumes. . . . . . . . . . . . . .    (15,566)   (24,222)
                                                   -------    -------
      Weather-sensitive volumes . . . . . . . .    176,321    170,019
    Industrial firm sales . . . . . . . . . . .     23,732     23,443
    Industrial interruptible sales. . . . . . .     24,019     23,628
                                                   -------    -------
      Total gas sales . . . . . . . . . . . . .    224,072    217,090
    Transportation deliveries . . . . . . . . .     97,830     88,849
                                                   -------    -------
    Total volumes sold and delivered. . . . . .    321,902    305,939
                                                   =======    =======
Utility Operating Revenues - Dollars (000's):
  Residential and commercial revenues . . . . .   $109,477   $118,417
  Unbilled revenues . . . . . . . . . . . . . .     (8,611)   (13,985)
                                                  --------   --------
    Weather-sensitive revenues. . . . . . . . .    100,866    104,432
  Industrial firm sales revenues. . . . . . . .      9,122     10,161
  Industrial interruptible sales revenues . . .      6,864      7,049
                                                  --------   --------
    Total gas sales revenues. . . . . . . . . .    116,852    121,642
  Transportation revenues . . . . . . . . . . .      3,813      3,466
  Other revenues. . . . . . . . . . . . . . . .      2,607        235
                                                  --------   --------
  Total utility operating revenues. . . . . . .   $123,272   $125,343
                                                  ========   ========
Cost of gas . . . . . . . . . . . . . . . . . .   $ 51,544   $ 56,209
                                                  ========   ========
Total number of customers (end of period) . . .    396,600    377,100
                                                  ========   ========
Actual degree days. . . . . . . . . . . . . . .      1,690      1,749
                                                  ========   ========
20-year average degree days . . . . . . . . . .      1,874      1,891
                                                  ========   ========
/TABLE

              Residential and Commercial
              --------------------------

              Typically, 75 percent or more of Northwest Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, shifts in temperatures from one period to the next will impact volumes of gas sold to these customers. Normal weather conditions are based upon a 20-year average measured by heating degree days.

              Weather conditions were 10 percent warmer than average in the first quarter of 1995, and three percent warmer than the first quarter of 1994. The effect of the warmer weather on volumes of gas sold was more than offset by the addition of 19,500 new customers. Despite the four percent increase in volumes of gas sold attributable to these customers, related revenues declined three percent due to rate decreases reflecting lower gas costs effective in December 1994 which averaged 6.7 percent in Oregon and 7.0 percent in Washington.

              Northwest Natural's residential and commercial customer growth continued at a rapid pace. The 19,500 residential and commercial customers added since March 31, 1994 represent a growth rate of 5.2 percent. In the three years ended
December 31, 1994, over 55,000 of these customers have been added to the system, representing an average growth rate of 5.2 percent.

              Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with related gas costs.

              Industrial, Transportation and Other
              ------------------------------------

              Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 9.7 million therms, or seven percent, higher in the first quarter of 1995 than in the same period of 1994. The volume increase was primarily due to increased transportation deliveries to two high volume interruptible customers.

              Net operating revenues (margin) from industrial firm and interruptible sales and transportation customers increased by 10 percent to $13.2 million in the first quarter of 1995 from $12.0 million in the first quarter of 1994, primarily due to the termination of the Interruptible Sales Adjustment (ISA) tariff schedule in Oregon which became effective December 1, 1994 (see
Part I, Item 1., "Regulation and Rates" in the Company's 1994 Annual Report on Form 10-K).

              Other revenues are primarily related to accumulations or amortizations of regulatory balancing accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report on Form 10-K). In the first quarter of 1995, the primary components of other revenue were $1.0 million relating to amortizations from the ISA and $1.3 million resulting from other cumulative amortizations.

              Cost of Gas
              -----------

              The cost of gas sold during the first quarter of 1995 was eight percent lower than in the first quarter of 1994. The primary contributing factor was a 10 percent decrease in the average cost of gas per therm offset by a three percent increase in total gas sales volumes.


         Subsidiary Operations
         ---------------------

              The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1995       1994
                                                           ----       ----
Consolidated Subsidiaries (Thousands):
- --------------------------------------
Net Operating Revenues . . . . . . . . . . . . . . .    $ 2,117    $ 3,247

Operating Expenses . . . . . . . . . . . . . . . . .      2,336      3,172
                                                        -------    -------
Income(Loss) from Operations . . . . . . . . . . . .       (219)        75

Income(Loss) from Financial Investments. . . . . . .     (1,538)    (1,151)
Other Income(Expense) and
 Interest Charges .  . . . . . . . . . . . . . . . .         58        670
                                                        -------    -------
Income (Loss) Before Income Taxes. . . . . . . . . .     (1,699)      (406)

Income Tax Expense(Benefit). . . . . . . . . . . . .       (575)      (184)
                                                        -------    -------
Net Income (Loss). . . . . . . . . . . . . . . . . .    $(1,124)   $  (222)
                                                        =======    =======

              Consolidated subsidiary results for the three months ended March 31, 1995 and 1994, were losses equivalent to $0.08 per share, and $0.02 per share, respectively. Results of operations for the individual subsidiaries for the first quarter of 1995 were net income of $0.1 million for Pacific Square; a net loss of $0.9 million for Financial Corporation; and a net loss of $0.3 million for Oregon Natural. Energy Systems realized neither a gain nor a loss for the first quarter of 1995. Due to the nature of Financial Corporation's investments, which are primarily electric generation projects in California, results tend to be relatively weaker in the first and fourth calendar quarters and relatively stronger in the second and third quarters.

              The following discussion summarizes operating expenses, other income (expense), interest charges - net, and income taxes.

         Operating Expenses
         ------------------

              Operations and Maintenance
              --------------------------

              Operations and maintenance expenses were $0.3 million, or two percent, lower in the first quarter of 1995 compared to the same period in 1994. Northwest Natural's expenses increased $0.6 million primarily due to the timing of advertising expenses ($0.2 million) and increased plant maintenance charges ($0.2 million). Subsidiary expenses decreased $0.9 million primarily due to a decline in Oregon Natural's production costs.

              Taxes Other than Income
              -----------------------

              Taxes other than income decreased $0.6 million, or seven percent, in the first three months of 1995 compared to the same period in 1994 primarily due to a net reduction in accrued property tax expense. This expense reflects a decrease in deferred credits to customers to pass through property tax savings resulting from the voter approval of an Oregon initiative measure which reduced such taxes.

              Depreciation, Depletion and Amortization
              ----------------------------------------

              The Company's depreciation expense increased $0.8 million, or nine percent, in the first quarter of 1995 compared to the first quarter of 1994. This increase was due to additional utility plant in service.

         Other Income (Expense)
         ---------------------

              The Company's other income decreased $1.2 million primarily as a result of a non-recurring $0.7 million gain recorded in the first quarter of 1994 related to a sale of assets by Agrico Cogeneration Corporation (Agrico), a subsidiary of Energy Systems (see Part II, Item 7., "Results of Operations - Other Income" and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report on Form 10-K).


         Interest Charges - net
         ----------------------


              The Company's interest expense increased $0.4 million, or six percent, in the first quarter of 1995 compared to the same period in 1994 due to the sale of $20 million of Northwest
Natural's Medium-Term Notes during the third quarter of 1994.

         Income Taxes
         ------------

              The effective corporate income tax rates for the three months ended March 31, 1995 and 1994 were 39 percent and 40 percent, respectively, which approximate the Company's statutory tax rates for these periods.

Financial Condition
- -------------------

         Capital Structure
         -----------------

              Northwest Natural's capital expenditures are required for utility construction resulting from customer growth and system improvements. Northwest Natural finances these expenditures from cash provided by operations, and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of gas usage by Northwest Natural's residential and commercial customers influences the Company's financial condition, including its financing requirements, from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see
Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report on Form 10-K).

              The Company's long-term goal is to maintain a capital structure comprised of 40 to 45 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, this target structure is managed by issuing new debt or equity depending upon market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements" in the Company's
1994 Annual Report on Form 10-K).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided by operating activities was $6.9 million, or 11 percent, lower in the first quarter of 1995 compared to the same period in 1994, primarily due to deferred income tax adjustments. Also contributing was the effect of weather conditions from period to period on accounts receivable, unbilled revenue, inventories of gas, and accounts payable.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Part II, Item 8., Note 12, "Notes to
Consolidated Financial Statements" in the Company's 1994 Annual
Report on Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first quarter of 1995, primarily related to system improvements and customer growth, totalled $13.6 million, down $5.5 million, or 29 percent, from the first quarter of 1994. The decrease resulted largely from a $1.9 million reduction in costs to construct new mains and services. In addition, last year's first quarter results included $1.7 million in additional long-term storage gas and $1.6 million in additional expenditures related to a project initiated in 1993 to replace the existing customer information system.

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

          In the first quarter of 1994, non-utility expenditures were primarily for Canadian exploration and production totalling $1 million and for improvements related to the Mist gathering system totalling $0.7 million. Oregon Natural anticipates investing up to $10 million, in addition to internally generated cash, in its Canadian gas exploration and production program during the three years 1995 through 1997. During the first quarter of 1995, the Company invested an additional $4 million in Oregon Natural for such activities. (See Part II, Item 7. Financial Condition, "Investing Activities," in the Company's 1994 Annual Report on Form 10-K.)


          Financing Activities
          --------------------

          Cash used for financing activities in the first quarter of 1995 totalled $10.0 million, down $32.0 million, or 76 percent, from the first quarter of 1994, due to the sale by Northwest Natural of 1.15 million shares of its Common Stock in February 1995. The net proceeds of $33.0 million received from the offering were added to the general funds of the Company and are being used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. The projected dilution of earnings per share resulting from this sale is estimated at five percent.


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

          Under the terms of these lines of credit, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances under either the Northwest Natural or the Financial Corporation lines of credit as of March 31, 1995 or March 31, 1994.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of Northwest Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report on Form 10-K).

     Ratios of Earnings to Fixed Charges
     ----------------------------------

          For the 12 months ended March 31, 1995 and December 31, 1994, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.04 and 3.08, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                  PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11 - Statement re: Computation of Per Share
                  Earnings.

     Exhibit 12 - Computation of Ratio of Earnings to Fixed
                  Charges.

     Exhibit 15 - Letter re:  unaudited interim financial
                  information.

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

          On January 23, 1995, the Company filed a Current Report on Form 8-K containing the text of its press release announcing the Company's 1994 earnings and its plans to issue approximately
1.1 million shares of common stock.


SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHWEST NATURAL GAS COMPANY
                              (Registrant)


Dated:  May 1, 1995            /s/ D. JAMES WILSON
                              --------------------------------
                              D. James Wilson
                              Principal Accounting Officer,
                                Corporate Controller and Treasurer

                   NORTHWEST NATURAL GAS COMPANY

                           EXHIBIT INDEX
                                 To
                   Quarterly Report on Form 10-Q
                         For Quarter Ended
                           March 31, 1995



                                                        Exhibit
               Document                                  Number
               --------                                 -------
Statement re computation of per share
earnings                                                   11

Statement re computation of ratios                         12

Letter re unaudited interim financial
information                                                15

Financial Data Schedule                                    27