Form 10-Q
period 1995-06-30
NORTHWEST NATURAL GAS CO
filed 1995-08-04
CIK 73020

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


(Mark One)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1995
                                 ------------------------------
                                    OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                          ----------------      ----------------

Commission file number    0-994
                        ---------

                  NORTHWEST NATURAL GAS COMPANY
- -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Oregon                                 93-0256722
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

  220 N. W. Second Avenue, Portland, Oregon          97209
- -----------------------------------------------------------------
 (Address of principal executive offices)          (Zip Code)

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

    Common Stock, $3 1/6 par value -- 14,739,065 shares

                       NORTHWEST NATURAL GAS COMPANY

                               June 30, 1995

                      Summary of Information Reported

The registrant submits herewith the following information:

                      PART I.  FINANCIAL INFORMATION

                                                             Page
Item 1.     Financial Statements                            Number
                                                            ------
   (1)   Consolidated Statements of Income for the
         three and six month periods ended
         June 30, 1995 and 1994 and Consolidated
         Statements of Earnings Invested in the
         Business for the six month periods ended
         June 30, 1995 and 1994.                                3

   (2)   Consolidated Balance Sheets at June 30,
         1995 and 1994 and December 31, 1994.                   4

   (3)   Consolidated Statements of Cash Flows for
         the six month periods ended June 30, 1995
         and 1994.                                              6

   (4)   Consolidated Statements of Capitalization
         at June 30, 1995 and 1994 and December 31,
         1994.                                                  7

   (5)   Notes to Consolidated Financial Statements.            8

         Independent Accountants' Report                       10

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                             11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                               22

Item 5.  Other Events                                          22

Item 6.  Exhibits and Reports on Form 8-K                      23

Signature                                                      24

                         NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                     (1)  Consolidated Statements of Income
                     (Thousands, Except Per Share Amounts)

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------- -------------------
                                       1995      1994      1995      1994
                                      -------   -------  --------   -------
Net Operating Revenues:
  Operating revenues                 $71,029   $66,505  $196,418  $195,039
  Cost of sales                       29,224    29,286    80,768    85,495
                                     -------   -------  --------  --------
     Net operating revenues           41,805    37,219   115,650   109,544
                                     -------   -------  --------  --------
Operating Expenses:
  Operations and maintenance          18,550    17,695    36,131    35,551
  Taxes other than income taxes        5,936     6,022    13,390    14,075
  Depreciation, depletion and
   amortization                        9,780     8,912    19,689    18,020
                                     -------   -------  --------  --------
     Total operating expenses         34,266    32,629    69,210    67,646
                                     -------   -------  --------  --------
Income from Operations                 7,539     4,590    46,440    41,898
                                     -------   -------  --------  --------
Other Income                           4,267     4,880     3,180     4,951
                                     -------   -------  --------  --------
Interest Charges - net                 6,361     5,900    12,923    12,077
                                     -------   -------  --------  --------
Income Before Income Taxes             5,445     3,570    36,697    34,772
Income Taxes                           1,937     1,105    14,137    13,527
                                     -------   -------  --------  --------
Net Income                             3,508     2,465    22,560    21,245
  Preferred and preference stock
   dividend requirements                 690       757     1,425     1,497
                                     -------   -------  --------  --------
Earnings Applicable to Common Stock  $ 2,818   $ 1,708  $ 21,135  $ 19,748
                                     =======   =======  ========  ========
Average Common Shares Outstanding     14,700    13,270    14,308    13,239
Primary Earnings Per Share of
 Common Stock                          $0.19     $0.13     $1.48     $1.49
Fully-Diluted Earnings Per Share
 of Common Stock                           *         *     $1.45     $1.46
Dividends Per Share of Common Stock    $0.44     $0.44     $0.88     $0.88

*Anti-dilutive

See accompanying Notes to Consolidated Financial Statements.

============================================================================
          Consolidated Statements of Earnings Invested in the Business
                  (Thousands, Six Month Periods Ended June 30)

                                               1995           1994
                                             --------       --------
Balance at Beginning of Period              $ 97,275       $ 88,497
     Net Income                               22,560         21,245
     Cash Dividends:
        Preferred and preference stock        (1,455)        (1,550)
        Common stock                         (12,375)       (11,634)
     Capital stock expense and other          (1,402)          (104)
                                            --------       --------
Balance at End of Period                    $104,603       $ 96,454
                                            ========       ========
See accompanying Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY

                          PART I.  FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                              (Thousands of Dollars)

                                      June 30,   June 30,   Dec. 31,
                                        1995       1994       1994
                                      --------   --------   --------
Assets:
Plant and Property in Service:
   Utility plant in service           $936,695   $874,210  $908,238
   Less accumulated depreciation       293,789    269,033   279,112
                                      --------   --------  --------
       Utility plant - net             642,906    605,177   629,126

   Non-utility property                 52,211     45,555    49,586
   Less accumulated depreciation
    and depletion                       25,985     22,295    24,456
                                      --------   --------  --------
       Non-utility property - net       26,226     23,260    25,130
                                      --------   --------  --------
       Total plant and property
        in service                     669,132    628,437   654,256
                                      --------   --------  --------
Investments and Other:
   Investments                          32,934     33,996    34,183
   Long-term notes receivable            4,551      6,873     2,914
                                      --------   --------  --------
       Total investments and other      37,485     40,869    37,097
                                      --------   --------  --------
Current Assets:
   Cash and cash equivalents            18,686      2,337     8,068
   Accounts receivable - net            19,253     22,056    42,152
   Accrued unbilled revenue              5,843      5,728    20,320
   Inventories of gas, materials
    and supplies                        14,387     12,045    14,958
   Prepayments and other current
    assets                               6,160      5,692    10,041
                                      --------   --------  --------
       Total current assets             64,329     47,858    95,539
                                      --------   --------  --------
Regulatory Tax Assets                   60,430     60,430    60,430
                                      --------   --------  --------
Deferred Debits and Other               45,555     38,588    41,982
                                      --------   --------  --------
       Total Assets                   $876,931   $816,182  $889,304
                                      ========   ========  ========
See accompanying Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                     June 30,   June 30,    Dec. 31,
                                       1995       1994        1994
                                     --------   --------    ---------
Capitalization and Liabilities:
Capitalization:
   Common stock                      $215,133    $173,784   $177,133
   Earnings invested in the business  104,603      96,454     97,275
                                     --------    --------   --------
       Total common stock equity      319,736     270,238    274,408

   Preference stock                    25,000      26,587     26,252
   Redeemable preferred stock          14,840      15,950     15,950
   Long-term debt                     276,066     272,229    291,076
                                     --------    --------   --------
       Total capitalization           635,642     585,004    607,686
                                     --------    --------   --------
Current Liabilities:
   Notes payable                       16,321      37,780     53,654
   Accounts payable                    27,903      25,933     48,517
   Long-term debt due within one year  16,000           -      1,000
   Taxes accrued                        5,335       4,446      6,584
   Interest accrued                     4,574       4,448      4,570
   Other current and accrued
    liabilities                        11,793      10,500     11,757
                                     --------    --------   --------
       Total current liabilities       81,926      83,107    126,082
                                     --------    --------   --------
Deferred Investment Tax Credits        12,877      13,892     13,530
                                     --------    --------   --------
Deferred Income Taxes                 116,990     109,981    112,433
                                     --------    --------   --------
Regulatory Balancing Accounts and
 Other                                 29,496      24,198     29,573
                                     --------    --------   --------
Contingent Liabilities (Note 3)             -           -          -
                                     --------    --------   --------
       Total Capitalization and
        Liabilities                  $876,931    $816,182   $889,304
                                     ========    ========   ========
See accompanying Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                   (3)  Consolidated Statements of Cash Flows
                             (Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          ------------------
                                                            1995      1994
                                                          -------   -------
Operating Activities:
  Net income                                              $22,560   $21,245
  Adjustments to reconcile net income to net
   cash provided by (used for) operations:
      Depreciation, depletion and amortization             19,689    18,020
      Deferred income taxes and investment tax credits      3,904     6,706
      Equity in (earnings) losses of investments              455      (259)
      Allowance for funds used during construction           (272)     (138)
      Regulatory balancing accounts and other - net        (3,650)    7,008
          Cash from operations before working             -------   -------
            capital changes                                42,686    52,582
      Changes in operating assets and liabilities:
          Accounts receivable                              22,899    21,916
          Accrued unbilled revenue                         14,477    20,162
          Inventories of gas, materials and supplies          571     4,793
          Accounts payable                                (20,614)  (18,385)
          Accrued interest and taxes                       (1,245)   (2,301)
          Other current assets and liabilities              3,917     5,540
                                                          -------   -------
      Cash Provided By Operating Activities                62,691    84,307
                                                          -------   -------
Investing Activities:
  Acquisition and construction of utility plant assets    (31,412)  (36,656)
  Investment in non-utility plant                          (2,881)   (2,797)
  Investments and other                                      (843)     (536)
                                                          -------   -------
      Cash Used In Investing Activities                   (35,136)  (39,989)
                                                          -------   -------
Financing Activities:
  Common stock issued                                      36,922     2,968
  Preference stock retired                                   (174)        -
  Preferred stock retired                                  (1,110)   (1,091)
  Long-term debt retired                                      (10)        -
  Change in short-term debt                               (37,333)  (34,768)
  Cash dividend payments:
      Preferred and preference stock                       (1,455)   (1,550)
      Common stock                                        (12,375)  (11,634)
  Capital stock expense and other                          (1,402)     (104)
                                                          -------   -------
      Cash Used For Financing Activities                  (16,937)  (46,179)
                                                          -------   -------
Increase (Decrease) in Cash and Cash Equivalents           10,618    (1,861)

Cash and Cash Equivalents - Beginning of Period             8,068     4,198
                                                          -------   -------
Cash and Cash Equivalents - End of Period                 $18,686   $ 2,337
                                                          =======   =======
=============================================================================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
      Interest                                            $12,752   $11,786
      Income Taxes                                        $12,504   $ 7,704
=============================================================================
Supplemental Disclosure of Noncash Financing Activities
  Conversion to common stock:
      $2.375 Series of Convertible Preference Stock       $ 1,078   $    46
      7-1/4 percent Series of Convertible Debentures      $     -   $   702
=============================================================================
See accompanying Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY


                          PART I.  FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                        (Thousands, except share amounts)

                                  Jun. 30, 1995  Jun. 30, 1994  Dec. 31, 1994
- ------------------------------------------------------------------------------
COMMON STOCK EQUITY:
   Common stock - par value $3-1/6
     per share                     $ 46,674       $ 42,103      $ 42,492
   Premium on common stock          168,459        131,681       134,641
   Earnings invested in business    104,603         96,454        97,275
                                   --------       --------      --------
     Total common stock equity      319,736  50%   270,238  46%  274,408  45%
                                   -------- ----  -------- ---- -------- ----
PREFERENCE STOCK:
   $2.375 Series, convertible,
     stated value $25 per share           -          1,587         1,252
   $6.95 Series, stated value
     $100 per share                  25,000         25,000        25,000
                                   --------       --------      --------
     Total preference stock          25,000   4%    26,587   5%   26,252   4%
                                   -------- ----  -------- ---- -------- ----
REDEEMABLE PREFERRED STOCK, stated
 value $100 per share:
   $4.68  Series                        552            732           732
   $4.75  Series                        788            968           968
   $7.125 Series                     13,500         14,250        14,250
                                   --------       --------      --------
     Total redeemable preferred
      stock                          14,840   2%    15,950   3%   15,950   3%
                                   -------- ----  -------- ---- -------- ----
LONG-TERM DEBT:
   First Mortgage Bonds
   --------------------
     9-3/4% Series due 2015          50,000         50,000        50,000
     9-1/8% Series due 2019          25,000         25,000        25,000
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     4.80% Series A due 1996          5,000          5,000         5,000
     7.38% Series A due 1997         20,000         20,000        20,000
     7.69% Series A due 1999         10,000         10,000        10,000
     5.96% Series B due 2000          5,000          5,000         5,000
     5.98% Series B due 2000          5,000          5,000         5,000
     8.05% Series A due 2002         10,000         10,000        10,000
     6.40% Series B due 2003         20,000         20,000        20,000
     6.34% Series B due 2005          5,000          5,000         5,000
     6.38% Series B due 2005          5,000          5,000         5,000
     6.45% Series B due 2005          5,000          5,000         5,000
     6.50% Series B due 2008          5,000          5,000         5,000
     8.26% Series B due 2014         10,000              -        10,000
     8.31% Series B due 2019         10,000              -        10,000
     9.05% Series A due 2021         10,000         10,000        10,000
     7.25% Series B due 2023         20,000         20,000        20,000
     7.50% Series B due 2023          4,000          4,000         4,000
     7.52% Series B due 2023         11,000         11,000        11,000
   Unsecured:
     4.90% Series A due 1996         10,000         10,000        10,000
     8.69% Series A due 1996          5,000          5,000         5,000
     7.40% Series A due 1997          5,000          5,000         5,000
     8.93% Series A due 1998          5,000          5,000         5,000
     8.95% Series A due 1998         10,000         10,000        10,000
     8.47% Series A due 2001         10,000         10,000        10,000
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012          12,066         12,229        12,076
                                   --------       --------      --------
                                    292,066        272,229       292,076
Less long-term debt due within
 one-year                            16,000              -         1,000
                                   --------       --------      --------
     Total long-term debt           276,066  44%   272,229  46%  291,076  48%
                                   -------- ----  -------- ---- -------- ----
     TOTAL CAPITALIZATION          $635,642 100%  $585,004 100% $607,686 100%
                                   ======== ====  ======== ==== ======== ====
- ------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
              (5)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.      Basis of financial statements

        The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the three and six month periods ended June 30, 1995 and 1994 are not indicative of the results for a full year.

        Certain amounts from the prior year have been reclassified to conform with the 1995 presentation.

2.      Capital stock

        In the first quarter of 1995, Northwest Natural Gas Company (Northwest Natural) sold 1.15 million shares of its Common Stock. The net proceeds of $33.0 million received from the offering were added to the general funds of the Company and were used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. The projected annual dilution of earnings per share resulting from this sale is estimated at five percent.

3.      Contingent Liabilities

        On July 21, 1995, a jury returned a verdict against the Company which, if reduced to judgment, could cost the Company as much as $5.0 million, or $0.20 per share. For further information, see Part II, Item 5., "Other Events".

        In June 1995, the Eugene Water and Electric Board in Eugene, Oregon requested Northwest Natural's participation in its review of an environmental assessment of property in Eugene. Within the property was a manufactured gas plant which formerly was owned but never operated by Northwest Natural. Northwest Natural has not obtained sufficient information to determine the extent of any liability or responsibility it may have for any remediation at this site. For further information as to environmental matters, see Part II, Item 7., "Environmental Matters", in the Company's 1994 Annual Report on Form 10-K.

DELOITTE & TOUCHE LLP
        --------------------------------------------------------
        3900 US Bancorp Tower         Telephone:  (503) 222-1341
        111 SW Fifth Avenue           Facsimile:  (503) 224-2172
        Portland, OR  97204-3698


INDEPENDENT ACCOUNTANTS  REPORT

Northwest Natural Gas Company
Portland, Oregon

We have made a review of the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income for the three- and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of earnings invested in the business and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Northwest Natural Gas Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, earnings invested in the business, and cash flows for the year then ended (not presented herein), and in our report dated February 22, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and consolidated statement of capitalization as of December 31, 1994 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP
July 31, 1995

                        NORTHWEST NATURAL GAS COMPANY

                        PART I. FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

        The consolidated financial statements include:
        Regulated Utility:
          Northwest Natural Gas Company (Northwest Natural) Non-regulated wholly-owned businesses:
          Oregon Natural Gas Development Corporation (Oregon
       Natural)
          NNG Energy Systems, Inc. (Energy Systems)
          NNG Financial Corporation (Financial Corporation) Pacific Square Corporation (Pacific Square)-
            (dissolved during the second quarter of 1995)

        Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item 8.,
Note 2, "Notes to Consolidated Financial Statements", in the
Company's 1994 Annual Report on Form 10-K).

        The following is management's assessment of the Company's financial condition including the principal factors that impact results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended
June 30, 1995 and 1994.

Earnings and Dividends
- ----------------------

        The Company earned $2.8 million, or $0.19 per share, for the second quarter ended June 30, 1995, compared to $1.7 million, or $0.13 per share, in last year's second quarter. Northwest Natural's results improved by $2.9 million while subsidiary results were lower by $1.8 million.

        Northwest Natural earned $0.09 per share from utility operations in the second quarter of 1995, compared to a loss of $0.12 per share in the same period in 1994.

        The 1995 subsidiary results included a gain equivalent to $0.06 per share resulting from a final distribution to Energy Systems under the bankruptcy reorganization plan of its California cogeneration subsidiary. The 1994 subsidiary results included a one-time gain of $1.9 million, equivalent to $0.14 per share, resulting from the sale of Pacific Square's investments (see "Subsidiary Operations").

        The Company earned $21.1 million, or $1.48 per share, and $19.7 million, or $1.49 per share, for the six months ended June 30, 1995 and June 30, 1994, respectively. Year-to-date, Northwest Natural earned $1.45 per share from utility operations, compared to $1.26 per share in the same period in 1994.

        The primary factor affecting second quarter and year-to-date 1995 earnings was cooler weather in Northwest Natural's service territory during the second quarter. Weather conditions were 19 percent cooler than the second quarter of 1994, resulting in significant increases in gas deliveries to, and related margin (revenues less cost of gas) from, weather-sensitive customers. However, during the second quarter of 1995, weather conditions were six percent warmer than the 20 year average.

        The Company estimates that, had temperatures during the second quarter of 1995 been at the 20-year average, margin would have been higher by the equivalent of $0.05 per share. Nevertheless, the cooler weather in this year's second quarter and the year-to-date period as compared to last year improved margins by the equivalent of $0.17 per share and $0.07 per share, respectively. The Company also estimates that permanent rate changes reduced margins in this year's second quarter and the year-to-date period by the equivalent of $0.02 per share and $0.06 per share, respectively. These estimates are derived from the Company's internal planning model which is described in Part II, Item 7., "Earnings and Dividends", in the Company's 1994 Annual Report on Form 10-K.

        Subsidiary net income was $1.6 million for the second quarter ended June 30, 1995, compared to $3.3 million in last year's second quarter, which included the gain from the sale of Pacific Square's investments discussed above.

        Dividends paid on common stock were $0.44 per share for both three-month periods ended June 30, 1995 and June 30, 1994. In July 1995, the Board of Directors of the Company declared a quarterly dividend of $0.44 per share on its common stock, payable August 15, 1995, to shareholders of record on July 31, 1995. The current indicated annual dividend rate is $1.76 per share.

Results of Operations
- ---------------------
   Comparison of Gas Utility Operations
   ------------------------------------

        The following table summarizes the composition of gas utility volumes and revenues:

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        ------------------  -----------------
                                           1995     1994      1995     1994
                                           ----     ----      ----     ----
Gas Sales and Transportation
 Volumes - Therms (000's):
   Residential and commercial sales       95,408    82,286  287,295   276,527
   Unbilled volumes                      (11,176) (10,731)  (26,742)  (34,953)
                                         -------  -------   -------  --------

       Weather-sensitive volumes          84,232   71,555   260,553   241,574
   Industrial firm sales                  19,992   18,692    43,724    42,135
   Industrial interruptible sales         19,725   20,360    43,744    43,988
                                         -------  -------   -------  --------
       Total gas sales                   123,949  110,607   348,021   327,697
   Transportation deliveries              92,837   89,571   190,667   178,420
                                         -------  -------   -------  --------
   Total volumes sold and delivered      216,786  200,178   538,688   506,117
                                         =======  =======   =======  ========
Utility Operating Revenues
 - Dollars (000's):
   Residential and commercial
    revenues                             $56,600  $51,856  $166,077  $170,273
   Unbilled revenues                      (5,866)  (6,178)  (14,477)  (20,163)
                                         -------  -------  --------  --------
       Weather-sensitive revenues         50,734   45,678   151,600   150,110
   Industrial firm sales revenues          7,569    7,989    16,691    18,150
   Industrial interruptible sales
    revenues                               5,649    5,931    12,513    12,980
                                         -------  -------  --------  --------
       Total gas sales revenues           63,952   59,598   180,804   181,240
   Transportation revenues                 3,964    3,477     7,777     6,943
   Other revenues                          1,553      236     4,160       471
                                         -------  -------  --------  --------
   Total utility operating revenues      $69,469  $63,311  $192,741  $188,654
                                         =======  =======  ========  ========
Cost of gas                              $29,224  $29,286  $ 80,768  $ 85,495
                                         =======  =======  ========  ========
Total number of customers (end
 of period)                              396,500  376,800   396,500   376,800
                                         =======  =======   =======  ========
Actual degree days                           649      544     2,339     2,293
                                         =======  =======   =======  ========
20-year average degree days                  689      701     2,563     2,592
                                         =======  =======   =======  ========

       Residential and Commercial
        --------------------------

       Typically, 75 percent or more of Northwest Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, shifts in temperatures from one period to the next will affect the volumes of gas sold to these customers. Normal weather conditions are based upon a 20-year average measured by heating degree days.

       Weather conditions were six percent warmer than average in the second quarter of 1995, and 19 percent cooler than the second quarter of 1994. Year-to-date weather conditions in 1995 were nine percent warmer than average, and two percent cooler than year-to-date in 1994.

       The year-to-date effect of the cooler weather on volumes of gas sold was augmented by the addition of 19,700 new customers since June 30, 1994. Despite the eight percent increase in volumes of gas sold attributable to residential and commercial customers, related revenues increased only one percent due to rate decreases reflecting lower gas costs effective in December 1994 which averaged 5.6 percent in Oregon and 7.0 percent in Washington.

       Customer growth continues at a rapid rate relative to others in the industry. The residential and commercial customers added since June 30, 1994 represent a growth rate of 5.2 percent. In the three years ended December 31, 1994, over 55,000 customers were added to the system, representing an average growth rate of
5.2 percent.

       Volumes sold to residential and commercial customers increased by 18 percent for the three month period ended June 30, 1995, compared to the same period in 1994, while corresponding revenues increased 11 percent, due to the same factors discussed for the year-to-date results.

       Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with related gas costs.

       Industrial, Transportation and Other
       ------------------------------------

       Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 3.9 million therms, or three percent, higher in the second quarter of 1995, and 13.6 million therms, or five percent, higher for the six months ended June 30, 1995, compared to the same periods in 1994. The volume increases were primarily due to increased transportation deliveries to two high volume interruptible customers.

       The combined margin from industrial firm and interruptible sales and transportation customers increased by 14 percent, from $10.2 million in the second quarter of 1994 to $11.6 million in the second quarter of 1995. For the current six month period, margin from these customers increased 12 percent, from $22.2 million in 1994 to $24.8 million in 1995. The increases were primarily due to termination of the Interruptible Sales Adjustment (ISA) tariff schedule in Oregon which became effective December 1, 1994 (see Part I, Item 1., "Regulation and Rates", in the Company's 1994 Annual Report on Form 10-K).

       Other revenues are primarily related to additions to or amortizations of regulatory balancing accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements", in the Company's 1994 Annual Report on Form 10-K). The primary components of other revenue in 1995 were $1.6 million relating to amortizations of the ISA account and $1.8 million resulting from other amortizations.

       Cost of Gas
       -----------

       The cost of gas sold was $29 million during the second quarters of both 1995 and 1994. During the second quarter of 1995, total gas sales volumes increased 12 percent compared to the second quarter of 1994 while the cost of gas per therm declined 11 percent.

       The cost of gas sold was six percent lower during the six month period ended June 30, 1995 compared to the same period in 1994. The decrease was due to the combined effect of a six percent increase in gas sales volumes and an 11 percent decrease in the cost of gas per therm.

   Subsidiary Operations
   ---------------------

       The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                            Three Months Ended    Six Months Ended
                                 June 30,              June 30,
                            ------------------    ------------------
Consolidated Subsidiaries
(Thousands):                   1995     1994        1995     1994
- ----------------------------   ----     ----        ----     ----
Net Operating Revenues        $1,560   $3,250      $3,677    $6,497

Operating Expenses             2,534    2,563       4,870     5,735
                              ------   ------      ------    ------
Income(Loss) from Operations    (974)     687      (1,193)      762

Income(Loss) from Financial
 Investments                   1,044    1,312        (494)      161
Other Income and Interest
 Charges                       2,318    3,225       2,376     3,895
                              ------   ------      ------    ------
Income Before Income Taxes     2,388    5,224         689     4,818

Income Tax Expense               835    1,901         260     1,717
                              ------   ------      ------    ------
Net Income                    $1,553   $3,323      $  429    $3,101
                              ======   ======      ======    ======

       Consolidated subsidiary results for the three months ended June 30, 1995 and 1994, were net income equivalent to $0.10 per share, and $0.25 per share, respectively. Results of operations for the individual subsidiaries for the second quarter of 1995 were net income of $1.0 million for Energy Systems; net income of $0.8 million for Financial Corporation; and a net loss of $0.2 million for Oregon Natural. Pacific Square realized neither a gain nor a loss for the second quarter of 1995.

       The strong subsidiary performance in the second quarter of 1994 resulted primarily from Pacific Square's sale of its partnership interest in two commercial office buildings, including the Company's headquarters building. The Company's gain on the sale was $1.9 million after tax, equivalent to $0.14 per share. Upon completion of this sale, Pacific Square no longer had any significant operating activities and was dissolved during the second quarter of 1995.

       The following discussion summarizes operating expenses, other income, interest charges - net, and income taxes.

   Operating Expenses
   ------------------

       Operations and Maintenance
       --------------------------

       Operations and maintenance expenses were $0.6 million, or two percent, higher for the six months ended June 30, 1995, than for the equivalent period in 1994. Northwest Natural's expenses increased $1.6 million primarily due to the timing of advertising expenses ($0.5 million), increased plant maintenance charges ($0.3 million), increased computer network operating expenses ($0.4 million), and increased payroll expenses ($0.2 million). Subsidiary expenses decreased $1.0 million primarily due to a decline in Oregon Natural's production costs.

       Taxes Other Than Income Taxes
       -----------------------------

       Taxes other than income taxes decreased $0.7 million, or five percent, in the first six months of 1995, compared to the same period in 1994 due to a reduction in accrued property tax expense.

       Depreciation, Depletion and Amortization
       ----------------------------------------

       The Company's depreciation expense increased $1.7 million, or nine percent, in the first six months of 1995 compared to the same period in 1994. This increase was due to additional utility plant in service.

   Other Income
   ------------

       The decrease in other income for the three and six month periods ended June 30, 1995, compared to the same periods in 1994, resulted from two factors. First, in the second quarter of 1994, Pacific Square realized a $3.2 million pre-tax gain from the sale of its investments (see "Subsidiary Operations"). Second, in the second quarter of 1995, Energy Systems recorded a $2.0 million pre-tax gain due to a final distribution under the reorganization plan of its California cogeneration subsidiary.

   Interest Charges - Net
   ----------------------

       Interest charges increased $0.8 million, or seven percent, for the six months ended June 30, 1995 compared to the same period in 1994 primarily due to the sale of $20 million of Northwest Natural's Medium-Term Notes during the third quarter of 1994.

   Income Taxes
   ------------

       The effective corporate income tax rate was 39 percent for both the six month periods ended June 30, 1995 and 1994. This rate approximates the Company's statutory tax rate for these periods.

Financial Condition
- -------------------

   Capital Structure
   -----------------

       Northwest Natural's capital expenditures are required for utility construction resulting from customer growth and system improvements. Northwest Natural finances these expenditures from cash provided by operations, and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of gas usage by Northwest Natural's residential and commercial customers influences the Company's financial condition, including its financing requirements, from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements", in the Company's 1994 Annual Report on Form 10-K).

       The Company's long-term goal is to maintain a capital structure comprised of 40 to 45 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements", in the Company's 1994 Annual Report on Form 10-K).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities was $21.6 million, or 26 percent, lower in the first six months of 1995 compared to the same period in 1994, primarily due to rate changes effective in December 1994 for the amortization of credit balances in regulatory balancing accounts and the effects of weather on unbilled revenue, inventories of gas, and accounts payable.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements", in the Company's 1994 Annual Report on
Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first six months of 1995, primarily related to system improvements and customer growth, totalled $31.4 million, down $5.2 million, or 14 percent, from the first six months of 1994. The decrease resulted largely from a $2.4 million reduction in costs to construct new mains and services. In addition, last year's results for the first six months included $1.7 million in additional long-term storage gas and $1.5 million in additional expenditures related to a project initiated in 1993 to replace the existing customer information system.

          Northwest Natural's construction expenditures are estimated at $76 million for 1995. Over the five-year period 1995 through 1999, these expenditures are estimated at between $350 and $375 million. It is anticipated that approximately 60 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through short-term borrowings which will be refinanced periodically through the sale of long-term debt and equity securities.

          During the first six months of 1995 and 1994, non-utility capital expenditures were primarily for exploration and development of Canadian properties. Oregon Natural anticipates investing up to $10 million, in addition to internally generated cash, in its Canadian gas exploration and production program during the three years 1995 through 1997. During the first quarter of 1995, the Company invested $4 million in Oregon Natural for such activities. (See Part II, Item 7. Financial Condition, "Investing Activities", in the Company's 1994 Annual Report on Form 10-K.)

          Financing Activities
          --------------------

          Cash used for financing activities in the first six months of 1995 totalled $16.9 million, down $29.2 million, or 63 percent, from the first six months of 1994, due to the sale by Northwest Natural of 1.15 million shares of its Common Stock in February 1995. The net proceeds of $33.0 million received from the offering were added to the general funds of the Company and were used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. Year-to-date earnings per share were reduced by an estimated three percent due to the dilution effect of this offering.

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

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances under either the Northwest Natural or the Financial Corporation lines of credit as of June 30, 1995 or June 30, 1994.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of Northwest Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements", in the Company's 1994 Annual Report on Form 10-K).

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 12 months ended June 30, 1995, and December 31, 1994, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.07 and 3.08, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                          PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Northwest Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 25, 1995. At the meeting, four director-nominees were elected to three year terms, as follows:

                                                          Share
                         Term         Share Votes         Votes
Director-nominee       Expiring           For           Withheld
- ----------------       --------       -----------       --------
Tod R. Hamachek          1998         12,691,685        182,767
Wayne D. Kuni            1998         12,687,774        186,678
Melody C. Teppola        1998         12,678,204        196,248
Russell F. Tromley       1998         12,701,616        172,836

         There were no broker non-votes with respect to the election of the director-nominees.

          The other eight directors whose terms of office as directors continued after the annual meeting are: Mary Arnstad, Thomas E. Dewey, Jr., Richard B. Keller, Robert L. Ridgley, Dwight
A. Sangrey, Benjamin R. Whiteley, William R. Wiley and Carlton
Woodard.

          The shareholders approved amendments to the Northwest
Natural Gas Company 1985 Stock Option Plan by the following vote:
11,240,093 shares for; 1,116,947 against; and 517,412 abstained.
There were no broker non-votes on this item.

          The shareholders also elected Deloitte & Touche LLP, certified public accountants, as Northwest Natural's auditors for the year 1995 by the following vote: 12,614,850 shares for; 75,708 against; and 183,894 abstained. There were no broker non-votes on this item.

Item 5.   Other Events
          ------------

          On July 21, 1995, a jury in an Oregon state court returned a verdict against the Company in the case of Northwest Natural Gas
Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No.
16-91-01370). The case commenced with a crop lien foreclosure action by the Company for recovery of past-due gas service charges.
The defendant, Chase Gardens, Inc., counter-claimed for breach of contract and intentional interference with its business relationship with a bank, based upon an allegation that the filing of the crop liens caused its nursery business to fail.

          The jury returned a verdict against the Company on the breach of contract counter-claim for actual damages of $1.9 million.
Alternatively, the jury brought a verdict on the intentional interference counter-claim for actual damages of $2.1 million, plus punitive damages of $3.0 million. The jury also allowed the Company's offsetting claim for past-due gas service charges in the amount of about $0.2 million.

          The Company intends to ask the trial court to enter a judgment for the Company, notwithstanding the verdict, on both of Chase Gardens' counter-claims. If that effort is unsuccessful, the Company intends to appeal the decision to the Oregon Court of Appeals. It is unclear how much, if any, of the verdict for either counter-claim would be covered by liability insurance.

          If the Company is unsuccessful in overturning or reducing the damage award in this case, or in recovering any portion of the loss through insurance, the maximum amount payable by the Company
(not including legal fees, costs and post-judgment interest) would be about $4.9 million. A payment of such amount would reduce earnings by about $0.20 per share. After a full review, the Company will determine what portion of this amount to reserve as a charge against income.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     Exhibit 11 - Statement re: computation of per share earnings.

     Exhibit 12 - Computation of ratio of earnings to fixed charges.

     Exhibit 15 - Letter re:  unaudited interim financial information.

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the quarter ended June 30, 1995.


SIGNATURE
- ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NORTHWEST NATURAL GAS COMPANY
                              (Registrant)

                                   /s/ D. James Wilson
Dated: August 4, 1995         ------------------------------
                              D. James Wilson
                              Principal Accounting Officer,
                              Corporate Controller and Treasurer

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       to
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                  June 30, 1995




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
