Form 10-Q
period 1995-09-30
NORTHWEST NATURAL GAS CO
filed 1995-11-03
CIK 73020

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995
                                   ------------------------------
                                    OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                          ----------------      ----------------

Commission file number    0-994
                        ---------

                       NORTHWEST NATURAL GAS COMPANY
----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Oregon                                 93-0256722
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

       220 N. W. Second Avenue, Portland, Oregon     97209
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

    Common Stock, $3 1/6 par value -- 14,780,757 shares

                       NORTHWEST NATURAL GAS COMPANY

                            September 30, 1995

                      Summary of Information Reported


The registrant submits herewith the following information:

                      PART I.  FINANCIAL INFORMATION

                                                          Page
Item 1.   Financial Statements                           Number
                                                         ------
    (1)   Consolidated Statements of Income for the
          three and nine month periods ended
          September 30, 1995 and 1994 and Consolidated
          Statements of Earnings Invested in the
          Business for the nine month periods ended
          September 30, 1995 and 1994.                       3

    (2)   Consolidated Balance Sheets at September 30,
          1995 and 1994 and December 31, 1994.               4

    (3)   Consolidated Statements of Cash Flows for
          the nine month periods ended September 30,
          1995 and 1994.                                     6

    (4)   Consolidated Statements of Capitalization
          at September 30, 1995 and 1994 and December 31,
          1994.                                              7

    (5)   Notes to Consolidated Financial Statements.        8

          Independent Accountants' Report                    9

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition     10

                        PART II.  OTHER INFORMATION

Item 5.   Other Information                                 22

Item 6.   Exhibits and Reports on Form 8-K                  23

Signature                                                   23

                         NORTHWEST NATURAL GAS COMPANY
                         PART I.  FINANCIAL INFORMATION
                     (1)  Consolidated Statements of Income
                     (Thousands, Except Per Share Amounts)

                                    Three Months         Nine Months
                                        Ended               Ended
                                    September 30,       September 30,
                                  -----------------   ------------------
                                    1995    1994        1995     1994
                                   ------- -------    -------- --------
Net Operating Revenues:
   Operating revenues            $48,644  $48,474    $245,062 $243,513
   Cost of sales                  20,613   21,552     101,381  107,047
                                 -------  -------    -------- --------
      Net operating revenues      28,031   26,922     143,681  136,466
                                 -------  -------    -------- --------
Operating Expenses:
   Operations and maintenance     16,953   16,378      53,084   51,929
   Taxes other than income taxes   4,913    5,316      18,303   19,391
   Depreciation, depletion and
    amortization                  10,377    9,884      30,066   27,904
                                 -------  -------    -------- --------
      Total operating expenses    32,243   31,578     101,453   99,224
                                 -------  -------    -------- --------
Income (Loss) from Operations     (4,212)  (4,656)     42,228   37,242
                                 -------  -------    -------- --------
Other Income                       3,542    3,137       6,722    8,088
                                 -------  -------    -------- --------
Interest Charges - net             6,298    6,144      19,221   18,221
                                 -------  -------    -------- --------
Income (Loss) Before Income Taxes (6,968)  (7,663)     29,729   27,109
Income Taxes                      (2,620)  (3,889)     11,517    9,638
                                 -------  -------    -------- --------
Net Income (Loss)                 (4,348)  (3,774)     18,212   17,471
   Preferred and preference stock
    dividend requirements            690      746       2,115    2,243
                                 -------  -------    -------- --------
Earnings (Loss) Applicable to
 Common Stock                    $(5,038) $(4,520)   $ 16,097 $ 15,228
                                 =======  =======    ======== ========
Average Common Shares Outstanding 14,760   13,322      14,459   13,267
Primary Earnings (Loss) Per
 Share of Common Stock            $(0.34)  $(0.34)      $1.11    $1.15
Fully-Diluted Earnings Per Share
 of Common Stock                       *        *       $1.11    $1.14
Dividends Per Share of
 Common Stock                     $ 0.44   $ 0.44       $1.32    $1.32

*Anti-dilutive

See accompanying Notes to Consolidated Financial Statements.
==============================================================================
          Consolidated Statements of Earnings Invested in the Business
                (Thousands, Nine Month Periods Ended September 30)

                                            1995         1994
                                          -------       -------
Balance at Beginning of Period            $97,275       $88,497

   Net Income                              18,212        17,471

   Cash Dividends:
      Preferred and preference stock       (2,146)       (2,296)
      Common stock                        (18,862)      (17,487)
   Capital stock expense and other         (1,633)         (323)
                                          -------       -------
Balance at End of Period                  $92,846       $85,862
                                          =======       =======

See accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                        (2) Consolidated Balance Sheets
                             (Thousands of Dollars)


                                        Sept. 30,  Sept. 30,  Dec. 31,
                                          1995       1994      1994
                                        --------   --------    -------
Assets:
Plant and Property in Service:
   Utility plant in service             $952,435   $889,791  $908,238
   Less accumulated depreciation         302,528    276,315   279,112
                                        --------   --------  --------
       Utility plant - net               649,907    613,476   629,126

   Non-utility property                   49,669     46,300    49,586
   Less accumulated depreciation
    and depletion                         23,077     23,213    24,456
                                        --------   --------  --------
       Non-utility property - net         26,592     23,087    25,130
                                        --------   --------  --------
       Total plant and property
        in service                       676,499    636,563   654,256
                                        --------   --------  --------
Investments and Other:
   Investments                            36,618     35,745    34,183
   Long-term notes receivable              3,722      6,887     2,914
                                        --------   --------  --------
       Total investments and other        40,340     42,632    37,097
                                        --------   --------  --------
Current Assets:
   Cash and cash equivalents               2,914      4,969     8,068
   Accounts receivable - net              18,225     17,458    42,152
   Accrued unbilled revenue                5,996      5,984    20,320
   Inventories of gas, materials
    and supplies                          17,138     16,458    14,958
   Prepayments and other current assets   11,197     11,143    10,041
                                        --------   --------  --------
       Total current assets               55,470     56,012    95,539
                                        --------   --------  --------
Regulatory Tax Assets                     60,430     60,430    60,430
                                        --------   --------  --------
Deferred Debits and Other                 47,070     40,066    41,982
                                        --------   --------  --------
       Total Assets                     $879,809   $835,703  $889,304
                                        ========   ========  ========

See accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY

                         PART I.  FINANCIAL INFORMATION
                        (2) Consolidated Balance Sheets
                             (Thousands of Dollars)


                                     Sept. 30,  Sept. 30, Dec. 31,
                                       1995       1994      1994
                                     --------   --------  --------
Capitalization and Liabilities:
Capitalization:
   Common stock                     $216,457    $175,413  $177,133
   Earnings invested in the business  92,846      85,862    97,275
                                    --------    --------  --------
      Total common stock equity      309,303     261,275   274,408

   Preference stock                   25,000      26,581    26,252
   Redeemable preferred stock         14,840      15,950    15,950
   Long-term debt                    271,048     292,179   291,076
                                    --------    --------  --------
      Total capitalization           620,191     595,985   607,686
                                    --------    --------  --------
Current Liabilities:
   Notes payable                      23,204      40,460    53,654
   Accounts payable                   30,191      23,735    48,517
   Long-term debt due within one year 21,000           -     1,000
   Taxes accrued                       4,762       5,049     6,584
   Interest accrued                    7,473       6,983     4,570
   Other current and accrued
    liabilities                       11,933      10,528    11,757
                                    --------    --------  --------
      Total current liabilities       98,563      86,755   126,082
                                    --------    --------  --------
Deferred Investment Tax Credits       12,966      14,033    13,530
                                    --------    --------  --------
Deferred Income Taxes                116,761     110,825   112,433
                                    --------    --------  --------
Regulatory Balancing Accounts
 and Other                            31,328      28,105    29,573
                                    --------    --------  --------
Contingent Liabilities (Note 3)            -           -         -
                                    --------    --------  --------
      Total Capitalization and
       Liabilities                  $879,809    $835,703  $889,304
                                    ========    ========  ========

See accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY
                         PART I.  FINANCIAL INFORMATION
                   (3)  Consolidated Statements of Cash Flows
                             (Thousands of Dollars)

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           1995     1994
                                                          -------  -------
Operating Activities:
   Net income                                             $18,212   $17,471
   Adjustments to reconcile net income to net
    cash provided by operations:
      Depreciation, depletion and amortization             30,066    27,904
      Deferred income taxes and investment
       tax credits                                          3,764     7,691
      Equity in earnings of investments                    (3,337)   (3,088)
      Allowance for funds used during construction           (428)     (234)
      Regulatory balancing accounts and other - net        (3,333)    9,437
                                                          -------   -------
          Cash from operations before working
           capital changes                                 44,944    59,181

      Changes in operating assets and liabilities:
          Accounts receivable                              23,927    26,514
          Accrued unbilled revenue                         14,324    19,906
          Inventories of gas, materials and supplies       (2,180)      380
          Accounts payable                                (18,326)  (20,583)
          Accrued interest and taxes                        1,081       837
          Other current assets and liabilities               (980)      117
                                                          -------   -------
      Cash Provided by Operating Activities                62,790    86,352
                                                          -------   -------
Investing Activities:
   Acquisition and construction of utility
    plant assets                                          (47,543)  (53,219)
   Investment in non-utility plant                         (4,338)   (4,148)
   Investments and other                                       94       530
                                                          -------   -------
      Cash Used in Investing Activities                   (51,787)  (56,837)
                                                          -------   -------
Financing Activities:
   Common stock issued                                     38,228     4,559
   Preference stock retired                                  (174)        -
   Preferred stock retired                                 (1,110)   (1,091)
   Long-term debt:
      Issued                                                    -    20,000
      Retired                                                 (10)      (18)
   Change in short-term debt                              (30,450)  (32,088)
   Cash dividend payments:
      Preferred and preference stock                       (2,146)   (2,296)
      Common stock                                        (18,862)  (17,487)
   Capital stock expense and other                         (1,633)     (323)
                                                          -------   -------
      Cash Used for Financing Activities                  (16,157)  (28,744)
                                                          -------   -------
Increase (Decrease) in Cash and Cash Equivalents           (5,154)      771

Cash and Cash Equivalents - Beginning of Period             8,068     4,198
                                                          -------   -------
Cash and Cash Equivalents - End of Period                 $ 2,914   $ 4,969
                                                          =======   =======

================================================================================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                            $16,087   $15,289
      Income Taxes                                        $15,819   $ 8,454
================================================================================
Supplemental Disclosure of Noncash Financing Activities:
   Conversion to common stock:
      $2.375 Series of Convertible Preference Stock       $ 1,078   $    52
      7-1/4 percent Series of Convertible Debentures      $    18   $   734
================================================================================

See accompanying Notes to Consolidated Financial Statements.

                         NORTHWEST NATURAL GAS COMPANY
                         PART I.  FINANCIAL INFORMATION
                 (4) Consolidated Statements of Capitalization
                       (Thousands, except share amounts)

                                Sept. 30,       Sept. 30,        Dec. 31,
                                  1995            1994             1994
-------------------------------------------------------------------------------
COMMON STOCK EQUITY:
   Common stock - par value
    $3-1/6 per share          $ 46,806         $ 42,268         $ 42,492
   Premium on common stock     169,651          133,145          134,641
   Earnings invested in
    business                    92,846           85,862           97,275
                              --------         --------         --------
     Total common stock
      equity                  309,3035   0%     261,275  44%     274,408  45%
                              -------- ----    -------- ----    -------- ----
PREFERENCE STOCK:
   $2.375 Series, convertible,
      stated value $25 per share     -            1,581            1,252
   $6.95 Series, stated value
      $100 per share            25,000           25,000           25,000
                              --------         --------         --------
     Total preference stock     25,000   4%      26,581   4%      26,252   4%
                              -------- ----    -------- ----    -------- ----
REDEEMABLE PREFERRED STOCK,
 stated value $100 per share:
   $4.68  Series                   552              732              732
   $4.75  Series                   788              968              968
   $7.125 Series                13,500           14,250           14,250
                              --------         --------         --------
     Total redeemable
      preferred stock           14,840   2%      15,950   3%      15,950   3%
                              -------- ----    -------- ----    -------- ----
LONG-TERM DEBT:
   First Mortgage Bonds
   --------------------
     9-3/4% Series due 2015     50,000           50,000           50,000
     9-1/8% Series due 2019     25,000           25,000           25,000
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     4.80% Series A due 1996     5,000            5,000            5,000
     7.38% Series A due 1997    20,000           20,000           20,000
     7.69% Series A due 1999    10,000           10,000           10,000
     5.96% Series B due 2000     5,000            5,000            5,000
     5.98% Series B due 2000     5,000            5,000            5,000
     8.05% Series A due 2002    10,000           10,000           10,000
     6.40% Series B due 2003    20,000           20,000           20,000
     6.34% Series B due 2005     5,000            5,000            5,000
     6.38% Series B due 2005     5,000            5,000            5,000
     6.45% Series B due 2005     5,000            5,000            5,000
     6.50% Series B due 2008     5,000            5,000            5,000
     8.26% Series B due 2014    10,000           10,000           10,000
     8.31% Series B due 2019    10,000           10,000           10,000
     9.05% Series A due 2021    10,000           10,000           10,000
     7.25% Series B due 2023    20,000           20,000           20,000
     7.50% Series B due 2023     4,000            4,000            4,000
     7.52% Series B due 2023    11,000           11,000           11,000
   Unsecured:
     4.90% Series A due 1996    10,000           10,000           10,000
     8.69% Series A due 1996     5,000            5,000            5,000
     7.40% Series A due 1997     5,000            5,000            5,000
     8.93% Series A due 1998     5,000            5,000            5,000
     8.95% Series A due 1998    10,000           10,000           10,000
     8.47% Series A due 2001    10,000           10,000           10,000
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012     12,048           12,179           12,076
                              --------         --------         --------
                               292,048          292,179          292,076
Less long-term debt due
 within one year                21,000                -            1,000
                              --------         --------         --------
     Total long-term debt      271,048  44%     292,179  49%     291,076  48%
                              -------- ----    -------- ----    -------- ----
     TOTAL CAPITALIZATION     $620,191 100%    $595,985 100%    $607,686 100%
                              ======== ====    ======== ====    ======== ====
------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
              (5)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        Basis of financial statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not indicative of the results for a full year.

          Certain amounts from the prior year have been reclassified to conform with the 1995 presentation.

2.        Capital stock

          In the first quarter of 1995, Northwest Natural Gas Company (Northwest Natural) sold 1.15 million shares of its Common Stock. The net proceeds of $33.0 million received from the offering were added to the general funds of the Company and were used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. The projected dilution of earnings per share in 1995 resulting from this sale is estimated at five percent.

3.        Contingent Liabilities

          On July 21, 1995, a jury returned a $5.0 million verdict against the Company which, if not reversed, reduced or reimbursed by insurance, would reduce net income on an after-tax basis by about $0.20 per share. For further information, see
Part II, Item 5. "Other Information."

Deloitte & Touche LLP
     ------------------------------------------------------------
     3900 US Bancorp Tower         Telephone:     (503)  222-1341
     111 SW Fifth Avenue           Facsimile:     (503)  224-2172
     Portland, OR  97204-3698

INDEPENDENT ACCOUNTANTS  REPORT

Northwest Natural Gas Company
Portland, Oregon

We have made a review of the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 1995 and 1994, and the consolidated statements of earnings invested in the business and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company s management.

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


DELOITTE & TOUCHE LLP
October 31, 1995

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

          The following is management's assessment of the Company's financial condition including the principal factors that impact results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended September 30, 1995 and 1994.

Earnings and Dividends
----------------------

          The Company incurred a loss of $5.0 million, or $0.34 per share, for the third quarter ended September 30, 1995, compared to a loss of $4.5 million, or $0.34 per share, in last year's third quarter. Northwest Natural had a loss of $0.44 per share from utility operations in the third quarter of 1995, compared to a loss of $0.49 per share in the same period in 1994. A third quarter loss is customary for Northwest Natural, reflecting low summertime use of natural gas. Compared to the previous year's third quarter, margin (revenues less cost of gas) from residential and commercial customers increased eight percent while industrial margin increased 17 percent.

          The Company's subsidiaries earned the equivalent of $0.10 per share in this year's third quarter, down from $0.15 per share in last year's third quarter when operating results were unusually strong. Favorable wind conditions in the summer of 1994 boosted earnings from Financial Corporation's windpower energy investments in California, while this year's low natural gas prices have continued to depress results from Oregon Natural, the Company's exploration and production subsidiary.

          The Company earned $16.1 million, or $1.11 per share, and $15.2 million, or $1.15 per share, for the nine months ended September 30, 1995 and September 30, 1994, respectively. Year-to-date, Northwest Natural earned $0.98 per share from utility operations, compared to $0.76 per share in the same period in 1994.

          The weather in Northwest Natural's service territory during the first nine months of 1995 was 11 percent warmer than normal, and two percent cooler than the same period in 1994. The warmer than normal weather resulted in significant reductions in gas deliveries to, and related margin from, weather-sensitive customers. The Company estimates that, had temperatures during the first three quarters of 1995 been at the 20-year average, margin would have been higher by the equivalent of $0.44 per share. Nevertheless, weather conditions during the first nine months of 1995 compared to the same period during 1994 improved margins by the equivalent of $0.10 per share. These estimates are derived from the Company's internal planning model which is described in Part II, Item 7., "Earnings and Dividends", in the Company's 1994 Annual Report on Form 10-K.

          Year-to-date earnings from subsidiary operations for 1995 were equivalent to $0.13 per share, compared to year-to-date earnings equivalent to $0.39 per share for 1994. The 1994 subsidiary results included a one-time gain of $1.9 million, equivalent to $0.14 per share, resulting from the sale of Pacific Square's partnership interest in two commercial office buildings. In addition, for the comparable year-to-date periods, Oregon Natural's 1995 earnings declined $1.4 million, equivalent to $0.10 per share, due to depressed natural gas prices and lower production volumes.

          The Board of Directors of the Company declared an increase in the quarterly dividend on its common stock from $0.44 to $0.45 per share, payable November 15, 1995, to shareholders of record on October 31, 1995.

Results of Operations
---------------------
    Comparison of Gas Utility Operations
    ------------------------------------

          The following table summarizes the composition of gas utility volumes and revenues:

                              Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                              ------------------      -----------------
                                1995       1994        1995       1994
Gas Sales and Transportation    ----       ----        ----       ----
 Volumes - Therms (000's):
   Residential and commercial
    sales                      43,929    42,215      331,224   318,742
   Unbilled volumes               362       541      (26,380)  (34,412)
                              -------   -------      -------   -------
      Weather-sensitive
       volumes                 44,291    42,756      304,844   284,330
   Industrial firm sales       17,767    17,599       61,491    59,734

   Industrial interruptible
    sales                      18,369    20,923       62,113    64,911
                              -------   -------      -------   -------
      Total gas sales          80,427    81,278      428,448   408,975
   Transportation deliveries   90,118    86,675      280,785   265,095
                              -------   -------      -------   -------
   Total volumes sold and
    delivered                 170,545   167,953      709,233   674,070
                              =======   =======      =======   =======
Utility Operating Revenues
 - Dollars (000's):
   Residential and commercial
    revenues                 $ 28,725  $ 28,466     $194,802  $198,739
   Unbilled revenues              154       256      (14,323)  (19,907)
                             --------  --------     --------  --------
      Weather-sensitive
       revenues                28,879    28,722      180,479   178,832
   Industrial firm sales
    revenues                    6,685     7,424       23,376    25,574
   Industrial interruptible
    sales revenues              5,563     6,543       18,076    19,523
                             --------  --------     --------  --------
      Total gas sales
       revenues                41,127    42,689      221,931   223,929
   Transportation revenues      4,241     3,657       12,018    10,600
   Other revenues                 999      (368)       5,159       103
                             --------  --------     --------  --------
   Total utility operating
    revenues                 $ 46,367  $ 45,978     $239,108  $234,632
                             ========  ========     ========  ========
Cost of gas                  $ 20,613  $ 21,552     $101,381  $107,047
                             ========  ========     ========  ========
Total number of customers (end
 of period)                   396,900   377,200      396,900   377,200
                             ========  ========     ========  ========
Actual degree days                 38        39        2,377     2,332
                             ========  ========     ========  ========
20-year average degree days       108       110        2,671     2,702
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

          Customer growth continues at a rapid rate relative to others in the industry. The 19,700 customers added since September 30, 1994 represent a growth rate of 5.2 percent. In the three years ended December 31, 1994, over 55,000 customers were added to the system, representing an average growth rate of
5.2 percent.

          Weather conditions were 65 percent warmer than average in both of the third quarters presented. Despite the warmer weather, total volumes sold to residential and commercial customers for the three month period ended September 30, 1995 increased four percent compared to the same period in 1994, due to sales to new customers. Corresponding revenues increased less than one percent due to rate decreases reflecting lower gas costs effective in December 1994 which averaged 5.6 percent in Oregon and 7.0 percent in Washington.

          Although year-to-date weather conditions in 1995 were 11 percent warmer than average, they were two percent cooler than the comparable 1994 period. The seven percent increase in year-to-date volumes sold to residential and commercial customers in 1995 compared to year-to-date volumes in 1994 primarily reflects added sales from customer growth which was augmented by slightly cooler weather. Related revenues increased only one percent due to the rate decreases associated with lower gas costs discussed above.

          Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with related purchased gas costs.

          Industrial, Transportation and Other
          ------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 1.1 million therms, or one percent, higher in the third quarter of 1995, and
14.6 million therms, or four percent, higher for the nine months ended September 30, 1995, compared to the same periods in 1994.

          The combined margin from industrial firm and interruptible sales and transportation customers increased 17 percent, from $9.8 million in the third quarter of 1994 to $11.6 million in the third quarter of 1995. For the current nine month period, margin from these customers increased 13 percent, from $32.0 million in 1994 to $36.3 million in 1995. The increases were primarily due to the termination of the Interruptible Sales Adjustment (ISA) tariff schedule in Oregon effective December 1, 1994 (see Part I, Item 1., "Regulation and Rates", in the Company's 1994 Annual Report on Form 10-K).

          Other revenues are primarily related to additions to or amortizations of regulatory balancing accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements", in the Company's 1994 Annual Report on Form 10-K). The primary components of other revenue in 1995 were $1.9 million relating to amortizations of the ISA account and $2.0 million resulting from other amortizations.

          Cost of Gas
          -----------

          The cost of gas sold decreased $0.9 million, or four percent, from $21.5 million in the third quarter of 1994 to $20.6 million in the third quarter of 1995 on total gas sales volumes which were one percent lower in the third quarter of 1995 than in the third quarter of 1994. The average cost of gas per therm was three percent lower in the third quarter of 1995 compared to the same period during 1994.

          The year-to-date cost of gas decreased $5.7 million, or five percent, from $107.0 million in 1994 to $101.4 million in 1995 on total gas sales volumes which were five percent higher in 1995 than in 1994. The average cost of gas per therm was ten percent lower year-to-date in 1995 than during the same period in 1994.

          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  ------------------   -----------------
Consolidated Subsidiaries
(Thousands):                        1995      1994       1995      1994
-------------------------           ----      ----       ----      ----
Net Operating Revenues             $2,277    $2,552     $5,954   $9,049

Operating Expenses                  2,237     2,636      7,107    8,371
                                   ------    ------     ------   ------
Income(Loss) from Operations           40       (84)    (1,153)     678

Income from Financial Investments   3,772     2,814      3,278    2,975

Other Income(Expense) and
 Interest Charges                    (706)      (46)     1,670    3,849
                                   ------    ------     ------   ------
Income Before Income Taxes          3,106     2,684      3,795    7,502

Income Tax Expense                  1,588       627      1,848    2,344
                                   ------    ------     ------   ------
Net Income                         $1,518    $2,057     $1,947   $5,158
                                   ======    ======     ======   ======

          For the three months ended September 30, 1995 and 1994, the consolidated subsidiaries contributed $0.10 per share and $0.15 per share, respectively, to net income. Results for the individual subsidiaries for the third quarter of 1995 were net income of $2.0 million for Financial Corporation and a net loss of $0.5 million for Oregon Natural. Neither Pacific Square nor Energy Systems realized a gain or a loss for the third quarter of 1995. The $0.5 million decline in subsidiary earnings during the third quarter of 1995 compared with the third quarter of 1994 was due to both lower natural gas production and prices received by Oregon Natural.

          Year-to-date for 1995 and 1994, the consolidated subsidiaries contributed $0.13 per share and $0.39 per share, respectively, to net income. Year-to-date 1995 results for the individual subsidiaries were net income of $2.0 million for Financial Corporation; net income of $0.9 million for Energy Systems; and a net loss of $1.0 million for Oregon Natural. The strong subsidiary performance for the first nine months of 1994 included higher earnings of $1.4 million for Oregon Natural compared with the first nine months of 1995, and a one-time $1.9 million after-tax gain from the sale of Pacific Square's partnership interest in two commercial office buildings. Oregon Natural's earnings have declined due to lower natural gas production and prices. Pacific Square was dissolved during the second quarter of 1995. Energy Systems no longer has any significant operating activities.

          The following discussion summarizes operating expenses, other income, interest charges - net, and income taxes.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $1.2 million, or two percent, higher for the nine months ended September 30, 1995, than for the equivalent period in 1994. Northwest Natural's expenses increased $2.1 million primarily due to increased computer network expenses ($0.8 million), operating claims ($0.4 million), advertising expenses ($0.3 million), severance expenses ($0.3 million), and environmental management expenses ($0.2 million). Subsidiary expenses decreased $0.9 million primarily due to a decline in Oregon Natural's production costs.

          Taxes Other Than Income Taxes
          -----------------------------

          Taxes other than income taxes declined $1.1 million, or six percent, in the first nine months of 1995, compared to the same period in 1994, primarily due to a reduction in accrued property tax expense.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation expense increased $2.2
million, or eight percent, in the first nine months of 1995 compared to the same period in 1994. The increase was due to additional utility plant in service.

     Other Income
     ------------

          Other income decreased $1.4 million, or 17 percent, in the first nine months of 1995 compared to the same period in 1994, due to two non-recurring events. First, in the second quarter of 1994, Pacific Square realized a $3.2 million pre-tax gain from the sale of its investments (see "Subsidiary Operations"). Second, in the second quarter of 1995, Energy Systems recorded a $2.0 million pre-tax gain resulting from a final distribution under the reorganization plan of its California cogeneration subsidiary.

     Interest Charges - Net
     ----------------------

          Interest charges increased $1.0 million, or five percent, for the nine months ended September 30, 1995 compared to the same period in 1994 primarily due to the sale of $20 million of Northwest Natural's Medium-Term Notes in September 1994.

     Income Taxes
     ------------

          The effective corporate income tax rates for the nine month periods ended September 30, 1995 and 1994 were 39 percent and 36 percent, respectively, which approximate the Company's statutory tax rates for these periods.

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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities was $23.6 million, or 27 percent, lower in the first nine months of 1995 compared to the same period in 1994. The reduction was primarily due to rate changes effective in December 1994 to amortize credit balances in regulatory balancing accounts, and also was due to the effects of weather on accounts receivable, unbilled revenue, inventories of gas, and accounts payable.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Part II, Item 8., Note 12, "Notes to
Consolidated Financial Statements", in the Company's 1994 Annual
Report on Form 10-K).

          Investing Activities
          --------------------

          Cash requirements in the first nine months of 1995, primarily related to system improvements and customer growth, totalled $47.5 million, down $5.7 million, or 11 percent, from the first nine months of 1994. The decrease resulted largely from a $3.0 million reduction in costs to construct new mains and services which was partially offset by a $1.1 million increase in costs to acquire transportation vehicles. In addition, last year's utility construction expenditures for the first nine months included $1.7 million more in long-term storage gas purchases and $2.6 million more in expenditures related to a project initiated in 1993 to replace the existing customer information system.

          During the first nine months of 1995 and 1994, non-utility capital expenditures were primarily for exploration and development of Oregon Natural's Canadian gas and oil properties. Oregon Natural anticipates investing up to $10 million, in addition to internally generated cash, in its Canadian exploration and production program during the three years 1995 through 1997. During the first quarter of 1995, the Company invested $4 million in Oregon Natural for such activities. (See Part II, Item 7. Financial Condition - "Investing Activities", in the Company's 1994 Annual Report on Form 10-K).

          Financing Activities
          --------------------

          Cash used for financing activities in the first nine months of 1995 totalled $16.2 million, down $12.6 million, or 44 percent, from the first nine months of 1994. This reduction was due principally to the sale by Northwest Natural of $33 million of its Common Stock in February 1995 as compared to the sale of $20 million of Northwest Natural's Medium-Term Notes during the third quarter of 1994. The proceeds from the stock offering were added to the general funds of the Company and were used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. Year-to-date earnings per share were reduced by an estimated one percent due to the dilution effect of this offering.

          The proceeds from the sale of $20 million of Northwest
Natural's Medium-Term Notes in September 1994 were used to repay short term debt incurred to fund Northwest Natural's utility construction program.

     Lines of Credit
     ---------------

          Northwest Natural has available through September 30, 1996, committed lines of credit with five commercial banks totalling $80 million, consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1996, committed lines of credit with two commercial banks totalling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of Northwest Natural.

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances under either the Northwest Natural or the Financial Corporation line of credit as of September 30, 1995 or September 30, 1994.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue commercial paper, which is supported by the bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of Northwest Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements", in the Company's 1994 Annual Report on Form 10-K).

     Ratio of Earnings to Fixed Charges
     ----------------------------------

          For both the 12 months ended September 30, 1995, and December 31, 1994, the Company's ratio of earnings to fixed charges, computed by the Securities and Exchange Commission method, was 3.08. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                        PART II. OTHER INFORMATION

Item 5.   Other Information
          -----------------

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

          The trial court denied a motion by the Company for entry of a judgment for the Company, notwithstanding the verdict, on both of Chase Gardens' counter-claims. The Company has appealed the decision to the Oregon Court of Appeals, which is expected to reach a decision in mid-1996.

          There are ample legal precedents to support a ruling by the Court of Appeals in the Company's favor. However, should the Company be unsuccessful in overturning or reducing the damage award in this case on appeal, or in recovering any portion of the loss through insurance, the maximum amount payable by the Company (not including legal fees, costs and post-judgment interest) would be about $5.0 million. The payment of such amount would reduce earnings by about $0.20 per share on an after-tax basis.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     Exhibit 11 - Statement re: computation of per share earnings.

     Exhibit 12 - Computation of ratio of earnings to fixed charges.

     Exhibit 15 - Letter re: unaudited interim financial information.

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K

          On July 24, 1995, the Company filed a Current Report on
Form 8-K concerning the verdict against the Company in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (see
Part II, Item 5.).

SIGNATURE
---------

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NORTHWEST NATURAL GAS COMPANY
                               (Registrant)


                                   /s/ D. James Wilson
Dated: November 3, 1995       ---------------------------------
                              D. James Wilson
                              Principal Accounting Officer,
                              Corporate Controller and Treasurer

                       NORTHWEST NATURAL GAS COMPANY

                               EXHIBIT INDEX
                                    to
                       Quarterly Report on Form 10-Q
                             For Quarter Ended
                            September 30, 1995


                                                     Exhibit
Document                                             Number
--------                                             -------

Statement Re: Computation of Per Share Earnings         11

Computation of Ratio of Earnings to Fixed Charges       12

Letter Re: Unaudited Interim Financial Information      15

Financial Data Schedule                                 27