Form 10-K405
period 1995-12-31
NORTHWEST NATURAL GAS CO
filed 1996-03-22
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                                  _____

                                FORM 10-K
(Check One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended December 31, 1995
                                  OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the Transition period from ___________ to____________

                      Commission file number 0-994

                      NORTHWEST NATURAL GAS COMPANY
         (Exact name of registrant as specified in its charter)

    Oregon                                           93-0256722
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)

220 N.W. Second Avenue, Portland, Oregon                97209
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
-------------------       -----------------------------------------
      None                                 None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class              Shares outstanding on February 29, 1996
-------------------              ---------------------------------------
Common Stock, $3 1/6 par value,
 and Common Share Purchase Rights                 14,867,071
Preference Stock, without par value                  250,000
Preferred Stock, without par value                   148,404

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

The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at February 29, 1996 was:
$487,976,400

                   DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, dated April 12, 1996, are incorporated by reference in Part III.

                       NORTHWEST NATURAL GAS COMPANY

            Annual Report to Securities and Exchange Commission
                               on Form 10-K
                             for the year 1995

                             Table of Contents

PART I                                                             Page
------                                                             ----
Item 1.   Business
            General. . . . . . . . . . . . . . . . . . . . . . . . . 1
            Gas Supply . . . . . . . . . . . . . . . . . . . . . . . 2
            Transportation . . . . . . . . . . . . . . . . . . . . . 8
            Regulation and Rates . . . . . . . . . . . . . . . . . . 8
            Competition and Marketing. . . . . . . . . . . . . . . .10
            Construction and Financing Programs. . . . . . . . . .  12
            Environment. . . . . . . . . . . . . . . . . . . . . . .12
            Employees. . . . . . . . . . . . . . . . . . . . . . . .13

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .13

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .14

Item 4.   Submission of Matters to a Vote of Security Holders. . . .15

Additional Item
          Executive Officers of the Registrant . . . . . . . . . . .15

PART II
-------
Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . .18

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . .20

Item 7.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition. . . . . . . . . . . .21

Item 8.   Financial Statements and Supplementary Data. . . . . . . .38

Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure. . . . . . . . . .76

PART III
--------
Items
10. - 13. Incorporated by Reference to Proxy Statement . . . . . . .76

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .76

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .82

                  NORTHWEST NATURAL GAS COMPANY
                              PART I


ITEM 1. BUSINESS

General
-------

       Northwest Natural Gas Company (the Company) was incorporated under the laws of Oregon in 1910. The Company and its predecessors have supplied gas service to the public since
1859.

       The Company is principally engaged in the distribution of natural gas. The Oregon Public Utility Commission (OPUC) has allocated to the Company as its exclusive service area a major portion of western Oregon, including the Portland metropolitan area, most of the fertile Willamette Valley and the coastal area from Astoria to Coos Bay. The Company also holds certificates from the Washington Utilities and Transportation Commission
(WUTC) granting it exclusive rights to serve portions of three Washington counties bordering the Columbia River. Gas service is provided in 95 cities, together with neighboring communities, in 16 Oregon counties, and in nine cities, together with neighboring communities, in three Washington counties. At year-end 1995, the Company's service areas had a population of about 2,700,000, including about 78 percent of the population of the State of Oregon. The City of Portland, Oregon is the principal retail and manufacturing center in the Columbia River Basin. It is a major port and growing nucleus for trade with Pacific Rim nations such as Japan, Taiwan and Korea.

       At year-end 1995, the Company had about 363,900 residential customers, 45,400 commercial customers, and 600 industrial customers. Industries served include pulp, paper and other forest products; the processing of farm and food products; the production of various mineral products; the manufacture of electronic, electrochemical and electrometallurgical products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

       The Company has two active wholly-owned subsidiaries, both of which are incorporated in the State of Oregon: Oregon
Natural Gas Development Corporation (Oregon Natural) and
NNG Financial Corporation (Financial Corporation).

       Oregon Natural is engaged in natural gas exploration, development and production in several western states and in underground gas storage development in Oregon. Oregon Natural also holds an equity investment in a Boeing 737-300 aircraft. Through its wholly-owned subsidiary, Canor Energy Ltd. (Canor), an Alberta corporation, Oregon Natural also engages in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. During 1995, Oregon Natural and NIPSCO Energy Services Inc. (NESI), a wholly-owned subsidiary of NIPSCO Industries, Inc., formed a joint venture to develop gas and oil properties in western Canada. The properties will be managed by Canor. Oregon Natural and NESI plan to combine their respective Canadian subsidiary operations into a new company by December 31, 1997.

       Financial Corporation holds financial investments as a limited partner in four solar electric generating plants, four windpower electric generation projects and a hydroelectric project, all located in California, and in a low-income housing project in Portland. Financial Corporation also arranges short-term financing for Oregon Natural.

       Two other wholly-owned Company subsidiaries, NNG Energy
Systems, Inc. and Pacific Square Corporation, were dissolved in
1995.

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

       Natural gas for the Company's core market is transported by Northwest Pipeline Corporation (NPC), primarily under three firm transportation agreements. NPC's rates for service under these agreements are established by the Federal Energy Regulatory Commission (FERC) under NPC's primary firm transportation rate schedule, as amended or superseded from time to time.

       The largest of the contracts with NPC expires
September 30, 2013 and provides for firm transportation capacity of up to 2,160,440 therms(1) per day. This agreement provides access to natural gas supplies in British Columbia and the U.S.
Rocky Mountains.

       The Company also has a contract with NPC expiring
April 1, 2008 for 340,000 therms per day of firm transportation capacity for the Company's core market. This agreement also accesses gas supplies in the U. S. Rocky Mountain region.

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

       The third transportation contract with NPC, under which service commenced on December 1, 1995 and expires November 30, 2011, provides 1,020,000 therms per day of firm transportation capacity from the point of interconnection of the NPC and Pacific Gas Transmission (PGT) systems in eastern Oregon to the Company's service territory. PGT's line runs from the U.S./Canadian border through northern Idaho, southeastern Washington and central Oregon to the California/Oregon border. The Company's total capacity on PGT and two other upstream pipelines (Alberta Natural Gas Company and NOVA Corporation of Alberta) substantially matches this amount of NPC capacity northward into Alberta, Canada.

       The cost to the Company of gas to supply its core market consists of the purchase price paid to suppliers plus charges paid to pipelines to transport such gas to the Company's distribution system. While the rates for pipeline transportation and peaking services are subject to federal regulation, the purchase price of gas is not. Although pipeline rates have increased significantly since 1992 due to system expansions and rate design changes, the effect of such increases on core market customers has been more than offset by lower gas commodity prices. In addition, the Company has been able to offset firm transportation charges, in part, by making off-system sales and releasing capacity in periods when core market customers do not fully utilize firm pipeline capacity.

       The Company supplies many of its non-core customers (larger industrial interruptible customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers. (See "Transportation".)

       Core Market Basic Supply
       -------------------------

       The Company purchases gas for its core market from a variety of suppliers located in the western United States and Canada. At January 1, 1996, the Company had 19 firm contracts with 17 suppliers with original terms of from four months to 15 years which provided for a maximum of 2,708,790 therms of firm gas per day during the peak winter season and 1,593,300 therms per day during the remainder of the year. About 80% of this supply comes from Canada.

       The terms of the Company's principal purchase agreements are summarized as follows:

       An agreement expiring November 1, 2003 with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada, entitles the Company to purchase up to 960,000 therms of firm gas per day. This agreement contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Westcoast Energy, Inc. pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in rate proceedings similar to those conducted in the United States by the FERC. This contract contains minimum purchase obligations.

       An agreement also expiring November 1, 2003 with Amoco Canada Petroleum Company, Ltd., on terms similar to the CanWest agreement, entitles the Company to purchase up to 83,300 therms of firm gas per day. This gas is aggregated from production in Alberta and the Canadian Yukon and Northwest Territories. This contract contains minimum purchase obligations.

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

       An agreement expiring October 31, 2000 with Summit Resources Ltd. entitles the Company to purchase up to 77,580 therms per day during the winter and up to 50,000 therms per day during the summer of gas produced in Alberta. Pricing for supplies under this agreement can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on NOVA Corporation of Alberta's system and commodity charges that are partially fixed, and partially tied to a monthly Canadian index price.

       During 1995, new purchase agreements for firm gas were entered into with ten suppliers which provided for a total of 950,000 therms per day during the heating season. These agreements were similarly structured, as follows: each was for a four-month term, from November 1, 1995 through February 29, 1996; each had a minimum volume obligation at a fixed price, and all but one provided discretionary volumes based on a combination of reservation charges and indexed commodity prices. All of the gas purchased under these agreements was produced in the U. S. Rocky Mountain and San Juan Basin regions. The Company intends to enter new purchase agreements for equivalent volumes of gas with these or other similar suppliers to be available during the winter season extending from November 1, 1996 through February 28, 1997.

       Effective April 1, 1995, the Company entered into new purchase agreements with two producers (one of which is Oregon Natural) for gas produced from the Mist gas field, located about 60 miles northwest of Portland, Oregon. The production areas are situated near the Company's existing underground gas storage facility. The new contracts have primary terms of ten years and prices that are tied to the Company's weighted average cost of gas. Current production is approximately 50,000 therms per day from about twenty wells, supplying about 3 percent of the Company's total annual requirements. Production from these wells varies as existing wells are depleted and new wells are drilled.

       During 1995, approximately 30 percent of the Company's purchases for its core market was from the spot market (30 days or less), a significant increase from prior years. This reflects the increased flexibility provided under the terms of the Company's firm supply contracts which permit the purchase of spot gas under certain conditions and allowed the Company to take advantage of generally depressed spot market prices in the western United States and Canada.

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

       The Company has contracts with NPC which expire in 2004 for firm storage services from the underground gas storage field at Jackson Prairie near Centralia, Washington, and the liquefied natural gas (LNG) facility at Plymouth, Washington. Together, these facilities provide a daily firm deliverability of 923,470 therms and a total seasonal capacity of 13,082,647 therms. In addition, the Company has a contract with NPC which expires in 1998 for an additional daily deliverability of 132,510 therms and an additional seasonal capacity of 2,779,970 therms from the Jackson Prairie storage field. Separate contracts with NPC provide for the transportation of these storage supplies to the Company's service territory.

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

       The Company has a contract with Portland General
Electric Company (PGE) expiring in 2010 that provides the Company with additional winter peaking supply. With certain limitations, the Company may interrupt gas deliveries to PGE, use that gas for the Company's core customers, and compensate PGE for its cost of replacement fuel oil. The daily deliverability under this contract is 300,000 therms.

       The Company also has contracts with three industrial customers and another local gas distribution company on terms similar to those under the contract with PGE which provide a total of 87,000 therms per day of year-round capacity, plus 160,000 therms per day of recallable capacity and supply. These contracts have original terms ranging from five to ten years.

Transportation
--------------

       Between 1988 and early 1992, most of the Company's large industrial interruptible customers switched from sales service to transportation service, whereby they purchased gas directly from suppliers and shipped the gas on the Company's system and those of its pipeline suppliers for a fee. Since 1992, more than half of these customers have returned to sales service, primarily because the Company's industrial sales rates were lower than those customers' costs of purchasing and shipping their own gas. The ability of industrial customers to switch between sales service and transportation service has made it possible for the Company to retain most of these customers. Because transportation charges typically have been the same as the margin on an equivalent sale of gas, switching between sales service and transportation service by industrial interruptible customers has not had a material effect on the Company's results of operations. (See "Competition and Marketing".)

Regulation and Rates
--------------------

       The Company is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 1995, 94 percent of both the Company's gas deliveries and its utility operating revenues were derived from Oregon customers and the balance from Washington customers. The Company is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC).

       The Company's most recent general rate case in Oregon, which was effective in 1989, authorized rates designed to produce a return on common equity of 13.25 percent. The most recent general rate increase in Washington, which was effective in 1986, authorized rates also designed to produce a return on common equity of 13.25 percent. Actual revenues resulting from the OPUC's and WUTC's general rate orders are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in the Company's service area. The Company has no plans to file general rate cases in either Oregon or Washington in 1996. The Company's returns on average common equity from utility operations were 11.3 percent in 1994 and 11.4 percent in 1995. Its returns from consolidated operations, including subsidiary results, were 12.2 percent in 1994 and
11.8 percent in 1995.

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

       The PGA tariff also provides that 80 percent of any difference between actual purchased gas costs and estimated purchased gas costs incorporated into rates will be deferred for amortization in subsequent periods. If actual gas commodity costs exceed those incorporated in rates, the Company subsequently will adjust its rates upward to recover 80 percent of the deficiency from core market customers. Similarly, if actual gas commodity costs are lower than those reflected in rates, rates will be adjusted downward to refund to core market customers 80 percent of such gas commodity cost savings.

       In Washington, the Company is permitted to track increases and decreases in gas commodity costs coincidental with their incurrence, with the result that net income is not directly affected by changes in gas commodity costs.

       In October 1995, the Company filed under its Oregon PGA tariff to reduce rates for Oregon customers by an average of
6.7 percent. In a similar filing in Washington in November 1995, the Company filed to reduce its rates by an average of
8.0 percent. The OPUC and WUTC approved the respective filings effective December 1, 1995. The decreases pass through reductions in gas costs and remove temporary adjustments to rates that were put into effect on December 1, 1994 for the amortization of prior gas cost savings.

       In December 1995, the Company submitted another filing with the WUTC to reallocate demand charges among industrial firm and industrial interruptible sales customers and to pass through to ratepayers increased pipeline rates scheduled to become effective February 1, 1996. Combined, these changes result in an average revenue increase of 0.7 percent. The filing was approved by the WUTC effective February 1, 1996.

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

       The OPUC and WUTC have implemented "integrated resource planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 1994, the OPUC and WUTC acknowledged and accepted the Company's submissions of its second Integrated Resource Plan. Elements of the Plan included an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy. Although the OPUC's order acknowledging the Integrated Resource Plan does not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC indicated that it would give considerable weight in prudency reviews to utility actions that are consistent with acknowledged plans. The Company will file its third Integrated Resource Plan for acknowledgment by the OPUC and WUTC in 1996.

Competition and Marketing
-------------------------

       The Company has no direct competition in the territory it serves from other natural gas utility distributors. However, it competes with NPC to serve large industrial customers; with oil and, to a lesser extent, electricity, for industrial uses; with oil, electricity and wood for residential use; and with oil and electricity for commercial uses. Competition among these forms of energy is based on price, reliability, efficiency and performance. In 1995, the Company maintained its competitive price advantage over electricity and approximate price parity with fuel oil in both the residential and commercial markets. Throughout 1995, natural gas rates continued to be substantially lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in the Company's Oregon service area. The Company believes that this rate advantage will continue for the foreseeable future. As a result of price increases in recent years by the Bonneville Power Administration, the wholesale supplier of much of the electricity sold by publicly-owned electric utilities in the Pacific Northwest, the price of natural gas for home heating in most cases is competitive with the price of electricity provided by these utilities.

       The relatively low residential (single family and attached dwelling) saturation of natural gas in the Company's service territory, estimated at between 35 and 40 percent, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential conversion market. In 1995, 16,953 net residential customers (after subtracting disconnected or terminated services) were added, including 4,639 units of existing residential housing which were reconnected to the system or were converted from oil or electric appliances to natural gas. Of the new heating conversions from other fuels, about 58 percent also use gas for water heating. In addition, 1,324 net commercial customers were connected in 1995. The net total of all new customers added in 1995, including industrial sales and transportation customers, was 18,311. This constituted a growth rate of 4.7 percent, more than double the national average for local distribution companies as reported by the American Gas Association.

       Natural gas sales volumes to residential and commercial customers during 1995 increased slightly, from 454.6 million therms in 1994 to 458.1 million therms in 1995, largely due to new customer acquisitions. For the year 1995, temperatures in the Company's service territory, based on heating degree days, were 6 percent warmer than in 1994 and the second warmest in the past 45 years.

       Natural gas sales and transportation deliveries to industrial firm customers during 1995 totaled 103.0 million therms, up 3.8 percent from 1994. In 1995, 9.8 percent of total utility operating revenues and 10.3 percent of total therms delivered were derived from deliveries to industrial firm customers.

       Total natural gas sales and transportation deliveries to industrial interruptible customers during 1995 totaled 443.2 million therms, up 1.5 percent from 1994. This increase occurred despite the fact that no deliveries were made in 1995 to two electric generating plants, compared to 18.6 million therms transported to these plants in 1994. In 1995, 10.9 percent of total utility operating revenues and 44.1 percent of total therms delivered were derived from sales and transportation deliveries to industrial interruptible customers.

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

       Since 1994, the Company has been authorized by the OPUC to make off-system sales and to release portions of its firm pipeline capacity at discounted rates when seasonal demand is low. This authorization allows the Company to compete effectively with independent gas marketers. Eighty percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these agreements ($0.9 million in 1995) are credited to Oregon core market customer gas costs.

Construction and Financing Programs
-----------------------------------

       See Part II, Item 7, Management's Discussion and
Analysis of Results of Operations and Financial Condition.

Environment
-----------

       The Company is subject to air, water, hazardous waste and other environmental regulation by state and federal authorities and has complied in all material respects with applicable regulations. Compliance with these regulations has had no material effect upon the capital expenditures, earnings or the competitive position of the Company.

       The Company owns property in Linnton, Oregon and previously owned property in Salem, Oregon that were sites of former gas manufacturing plants. Both sites are under investigation for potential remediation. (See Part II, Item 7, and Item 8, Note 12.)

Employees
---------

       At year-end 1995, the Company had 1,288 employees, of which 934 were members of the Office and Professional Employees International Union, Local No. 11. These union employees approved a five-year Joint Accord covering wages, benefits and working conditions effective April 1, 1992.

ITEM 2.  PROPERTIES

       The Company's natural gas distribution system consists of 9,924 miles of mains, as well as service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. The Company also holds all necessary permits for the crossing of the Willamette River and a number of small rivers by its mains.

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

       Oregon Natural holds interests in United States oil and gas leases covering 47,421 net acres located in Oregon, California, Wyoming, and Colorado. Canor holds interests in Canadian gas and oil leases covering 135,014 net acres in Alberta and Saskatchewan. Most Canadian gas production is sold under long-term contracts to markets in both Canada and the United States. In late 1995, Oregon Natural acquired a 100% interest in four depleted gas reservoirs near Mist, Oregon, that have potential for future underground gas storage development. It also acquired an option to purchase future storage rights in certain other areas of the Mist gas field. Oregon Natural also holds an equity investment in a Boeing 737-300 aircraft.

ITEM 3.  LEGAL PROCEEDINGS

       On July 21, 1995, a jury in an Oregon state court
returned a verdict against the Company in the case of Northwest
                                                      ---------
Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit
------------------------------------------
Court Case No. 16-91-01370). The case commenced with a crop lien foreclosure action by the Company for recovery of past-due gas service charges. The defendant, Chase Gardens, Inc., counter-claimed for breach of contract and intentional interference with its business relationship with a bank, based upon an allegation that the filing of the crop liens caused its nursery business to fail.

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

       The trial court denied the Company's motion for entry of a judgment notwithstanding the verdict on both of Chase Gardens' counter-claims. The Company has appealed the decision to the Oregon Court of Appeals, which is expected to reach a decision in late 1996, or 1997.

       There are ample legal precedents to support a ruling by the Court of Appeals in favor of the Company. However, should the Company be unsuccessful in overturning or reducing the damage award in this case on appeal, or in recovering any portion of the loss through insurance, the maximum amount payable (not including legal fees, costs and post-judgment interest) would be about $5.0 million. The payment of such amount would reduce earnings by about $0.20 per share.

       The Company is party to certain other legal proceedings in which claimants seek material amounts. Although it is not possible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1995.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

                          Age at
                       December 31,         Positions held during
        Name               1995                last five years
------------------     ------------    -------------------------------
Robert L. Ridgley           61         Chairman of the Board        (1996-  );
                                       Chief Executive Officer
                                       (1985-  ); Director (1984-  );
                                           President (1985-96);
                                           Chairman of the Executive
                                           Committee of the Board
                                           (1985-95).

Richard G. Reiten           56         President and Chief Operating
                                       Officer (1996-  );
                                           President and Chief
                                           Operating Officer, Portland
                                           General Electric Company
                                           (1992-95); President,
                                           Portland General Corporation
                                           (1989-92).

Bruce R. DeBolt             48         Senior Vice President, Finance,
                                       and Chief Financial Officer
                                       (1990-  ).

Dwayne L. Foley             50         Senior Vice President,
                                       Operations and Information
                                       Services (1992-  );
                                           Senior Vice President, Gas
                                           Operations and Information
                                           Services (1990-92).

Paul L. Hathaway            61         Senior Vice President,
(Retired 3/1/96)                       Districts and Administrative
                                       Services (1992-96);
                                           Senior Vice President,
                                           Marketing, Districts and
                                           Administrative Services
                                           (1990-92).

Michael S. McCoy            52         Senior Vice President, Customer
                                       Services (1992-  );
                                           Vice President, Operations
                                           (1990-92).

Bruce B. Samson             60         Senior Vice President, Public
                                       Affairs (1990-  ); General
                                       Counsel (1990-  ).

W. Richard Harper, Jr.      42         Vice President, Industrial and
                                       District Operations (1995-  );
                                           General Manager, Industrial
                                           and Business Development
                                           (1992-95); Assistant to the
                                           President, United Gas
                                           Pipeline Company (1992);
                                           Manager, Strategic Planning
                                           and Regulatory Affairs,
                                           Atlantic Richfield Company
                                           (1991); President and Chief
                                           Operating Officer, ARCO
                                           Natural Gas Marketing, Inc.,
                                           (1988-91).

Diana J. Johnston           51         Vice President, Human Resources
                                       and Administrative Services
                                       (1996- );
                                           Vice President, Human
                                           Resources (1992-96);
                                           Manager, Customers Office
                                           Department (1989-92).

C. J. Rue                   50         Secretary (1982-  ); Assistant
                                       Treasurer (1987-  ).

D. James Wilson             56         Treasurer and Controller
                                       (1987-  ).

         Each executive officer serves successive annual terms;
present terms end May 23, 1996.

         There are no family relationships among the Company's executive officers.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a) The Company's common stock is traded on the Nasdaq
National Market tier of the Nasdaq Stock Market, which reports the daily high, low and closing transaction prices, as well as volume data, under the symbol "NWNG".

         The Company's common stock is included on the Federal
Reserve Board's list of over-the-counter securities determined to be subject to margin requirements under the Board's regulations.

         The quarterly high and low closing trades for the
Company's common stock, as quoted on the Nasdaq National Market and published in the Wall Street Journal, were as follows:
                -------------------

                                    1995                      1994
                              -------------------       ------------------
Quarter Ended                  High        Low           High       Low
-------------                 -------    -------        -------    -------
March 31                      $31-1/2        $28        $36-1/2    $33-3/4
June 30                        31-1/2         29         34-3/4     29-3/4
September 30                   32-1/4     29-5/8             32         29
December 31                        34     30-3/4             32     28-1/2

         The closing quotation for the common stock on December 29, 1995 was $33. On December 30, 1994 the closing quotation was $29-1/2.

         (b) As of January 31, 1996 there were 11,541 holders of record of the Company's common stock.

         (c) The Company has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

         Payment Date                          1995            1994
         ------------                          ----            ----
         February 15                          $0.44           $0.44
         May 15                                0.44            0.44
         August 15                             0.44            0.44
         November 15                           0.45            0.44
                                              -----           -----
             Total per share                  $1.77           $1.76
                                              =====           =====

          It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon the Company's earnings, its financial condition and other factors.

          The Company's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of the Company's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 1995, dividend reinvestments and optional cash investments under the Plan aggregated $4.9 million and resulted in the issuance of 158,657 shares of common stock. During the eighteen years the Plan has been available the Company has issued and sold 3,009,448 shares of common stock which produced $59.5 million in additional capital.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.

Operating revenues and
 cost of sales ($000):     1995       1994        1993      1992       1991
                           ----       ----        ----      ----       ----
Sales revenues:
  Residential            $165,662   $176,510   $168,217   $124,834   $142,056
  Commercial               99,079    108,452    103,476     78,614     90,263
  Industrial - firm        31,268     34,443     31,340     24,867     25,222
  Industrial -
   interruptible           24,113     27,361     18,884      6,920      3,352
                         --------   --------   --------   --------   --------
    Total gas revenues    320,122    346,766    321,917    235,235    260,893
  Transportation           16,650     14,702     17,892     25,564     29,424
  Unbilled revenues         1,173     (5,571)     5,153      2,603     (9,362)
  Other                    10,060        829      2,890      2,781        118
                         --------   --------   --------   --------   --------
    Total utility
     operating revenues   348,005    356,726    347,852    266,183    281,073

Cost of gas               144,051    163,026    138,833    101,733    107,398
                         --------   --------   --------   --------   --------
    Net utility operating
     revenues             203,954    193,700    209,019    164,450    173,675

Non-utility net operating
 revenues                   8,271     11,773     10,865      8,000     11,664
                         --------   --------   --------   --------   --------
  Net operating revenues $212,225   $205,473   $219,884   $172,450   $185,339
                         ========   ========   ========   ========   ========
Net income               $ 38,065   $ 35,461   $ 37,647   $ 15,775   $ 14,377
  Preferred and
   preference stock
   dividend requirements    2,806      2,983      3,488      2,560      2,593
                         --------   --------   --------   --------   --------
Earnings applicable
 to common stock         $ 35,259   $ 32,478   $ 34,159   $ 13,215   $ 11,784
                         ========   ========   ========   ========   ========
Average common shares
 outstanding (000)         14,545     13,295     13,074     11,909     11,698
                           ======     ======     ======     ======     ======
Primary earnings per
 share of common stock      $2.42      $2.44      $2.61      $1.11*     $1.01*
                            =====      =====      =====      =====      =====
Dividends per share of
 common stock               $1.77      $1.76      $1.75      $1.72      $1.69
                            =====      =====      =====      =====      =====
Total assets - at end of
 period ($000)           $929,277   $889,304   $849,036   $731,834   $731,494
                         ========   ========   ========   ========   ========
Capitalization - at
 end of period ($000):
  Common stock equity    $323,552   $274,408   $258,565   $241,538   $216,280
  Preference stock         25,000     26,252     26,633     26,766      1,869
  Redeemable preferred
   stock                   14,840     15,950     17,041     28,218     29,148
  Long-term debt          279,945    291,076    272,931    253,766    252,995
                         --------   --------   --------   --------   --------
    Total capitalization $643,337   $607,686   $575,170   $550,288   $500,292
                         ========   ========   ========   ========   ========
Gas sales and transportation
 deliveries (000 therms):
  Residential             256,462    260,218    267,818    206,131    233,079
  Commercial              196,723    201,925    209,642    169,406    189,384
  Industrial - firm        82,958     81,348     80,588     67,847     65,535
  Industrial -
   interruptible           84,173     89,899     66,370     22,399     13,155
                        ---------   --------  ---------  ---------   --------
    Total gas sales       620,316    633,390    624,418    465,783    501,153
  Transportation          379,116    364,461    415,367    595,397    591,171
  Unbilled therms           4,946     (7,519)     3,844      4,163    (16,943)
                        ---------   --------  ---------  ---------   --------
    Total volumes
     delivered          1,004,378    990,332  1,043,629  1,065,343  1,075,381
                        =========   ========  =========  =========  =========
Customers (average
 for period):
  Residential             355,427    338,053    320,186    303,585    288,610
  Commercial               44,740     43,367     41,906     40,481     38,954
  Industrial - firm           405        398        388        374        366
  Industrial -
   interruptible              143        148        122         75         57
  Transportation               79         66        100        153        173
                        ---------  ---------   --------  ---------  ---------
    Total customers       400,794    382,032    362,702    344,668    328,160
                        =========  =========   ========   ========  =========
Customer statistics:
  Heat requirements**
    Actual degree days      3,779      4,020      4,452      3,662      4,248
    20-year average
     degree days            4,306      4,324      4,313      4,354      4,379
  Average annual use
   per customer in therms:
    Residential               726        776        844        685        812
    Commercial              4,420      4,680      5,029      4,214      4,874

Gas purchased cost per
 therm - net (cents)        20.67      23.44      23.11      23.76      21.91
                            =====      =====      =====     ======      =====

 *Includes loss of $0.24 per share in 1992 and $1.23 per share in 1991 on Agrico Cogeneration Corporation.

**A degree day is the measure of the coldness of the weather experienced based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

     The consolidated financial statements include:
     Regulated utility:
          Northwest Natural Gas Company (Northwest Natural)

     Non-regulated wholly-owned businesses:
          Oregon Natural Gas Development Corporation (Oregon
               Natural) and its wholly-owned Canadian
               subsidiary Canor Energy Ltd. (Canor)
          NNG Financial Corporation (Financial Corporation)

          Two other subsidiaries, Pacific Square Corporation
(Pacific Square) and NNG Energy Systems, Inc. (Energy Systems), were dissolved during 1995.

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Note 2 to the
Consolidated Financial Statements).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended
December 31, 1995.

Earnings and Dividends
-----------------------

          The Company achieved record earnings applicable to common stock of $35.3 million for 1995, up nine percent from $32.5 million in 1994, and up three percent from $34.2 million in 1993. Earnings for both 1995 and 1994 were reduced by warmer than average weather which was partially offset by additional sales from customer growth and improved subsidiary earnings. Earnings in 1993 were increased by cooler than average weather.

          Earnings per share from consolidated operations were $2.42 in 1995, down from $2.44 per share in 1994 and $2.61 per share in 1993 due, in part, to the sale of 1.15 million shares of common stock in a public offering in February 1995. Earnings per share in 1995 were reduced by an estimated four percent, or $0.10 per share, as a result of the dilutive effect of this offering.

          Northwest Natural earned $2.14 per share from gas utility operations in 1995, compared to $2.08 per share in 1994, and $2.72 per share in 1993. Weather conditions in the Company's service territory in 1995 were 12 percent warmer than the 20-year average, six percent warmer than 1994 and 15 percent warmer than 1993. The warmer than average weather resulted in significant reductions in gas deliveries to, and related margin from, weather-sensitive customers. The Company estimates the weather-related reduction in margin during 1995 was equivalent to about $0.76 per share compared to a similar period with average weather, and $0.23 per share compared to actual conditions during 1994.

          The effects of warmer weather were partially offset by a 4.7 percent increase in customers during 1995. The Company estimates that customer growth since 1994 contributed $9.7 million to margin revenues in 1995.

          The estimates of weather and growth effects are derived from the Company's internal planning model. The model calculates expected sales to, and revenues from, residential and commercial customers for "base usage," representing gas use for water heaters, ranges, and other appliances not sensitive to outside temperatures. The model also calculates expected sales to, and revenues from, these customers for "heat sensitive" usage, primarily furnaces, as a function of heating degree days (the difference between 65 degrees Fahrenheit and the average of a day's high and low temperatures). The model then estimates the earnings effect of the difference between expected sales and revenues under actual temperature conditions, and expected sales and revenues under average temperature conditions.

          Subsidiary results for 1995 were equivalent to earnings of $0.28 per share, compared to earnings of $0.36 per share in 1994 and a loss equivalent to $0.11 per share in 1993. Oregon Natural realized a one-time gain of $3.8 million, equivalent to $0.16 per share, in the fourth quarter of 1995 from the sale of production and related gathering system assets. The 1994 subsidiary results included a one-time gain of $3.2 million, equivalent to $0.14 per share, resulting from the sale of Pacific Square's partnership interest in two commercial office buildings. In addition, 1995 and 1994 subsidiary results both reflect a $2.5 million improvement in revenue from financial investments compared to those in 1993 due to the improved operating performance of Financial Corporation's investments in electric generating projects in California.

          1995 was the 40th consecutive year in which the Company's dividends paid have increased. In 1995, dividends paid on common stock were $1.77 per share compared with $1.76 in 1994 and $1.75 in 1993.

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

          Effective December 1, 1995, the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC) approved rate decreases averaging 6.7 percent and 8.0 percent, respectively, for Northwest Natural's residential, commercial and industrial rate schedules. Effective December 1, 1994, the OPUC and WUTC approved rate decreases averaging 5.6 percent and 7.0 percent, respectively. These rate reductions were to pass through changes in Northwest Natural's purchased gas costs, to apply temporary rate adjustments for the amortization of regulatory balancing accounts and to remove temporary rate adjustments effective the previous year.

          Effective December 1, 1994, Northwest Natural terminated its Interruptible Sales Adjustment (ISA) tariff schedule in Oregon. This tariff had provided a mechanism to level margin fluctuations which resulted from the volatility of sales to large industrial interruptible customers caused by price competition between natural gas and residual fuel oil and the migration of such customers from one rate schedule to another. The OPUC and Northwest Natural agreed to a permanent resetting of core market rates to reflect the ISA tariff's experience during the most recent two-year period.

          Effective April 15, 1994, the OPUC approved rate decreases averaging 1.1 percent for Northwest Natural's residential, commercial and industrial rate schedules. These rate decreases passed through Northwest Natural's lower property tax expenses due to Oregon Ballot Measure 5, an initiative measure which reduced property tax expenses.

          None of the rate decreases discussed above had a material effect on net income.

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas
utility volumes and revenues for the three years ended
December 31:
Thousands                      1995             1994             1993
-----------------------------------------------------------------------------
Gas Sales and Transportation Volumes (Therms):
----------------------------------------------
Residential and commercial
 sales                      453,185           462,143           477,460
Unbilled volumes              4,946            (7,519)            3,844
                          ---------         ---------         ---------
     Weather-sensitive
      volumes               458,131   46%     454,624   46%     481,304   46%
Industrial firm sales        82,958    8%      81,348    8%      80,588    8%
Industrial interruptible
 sales                       84,173    8%      89,899    9%      66,370    6%
                          ---------         ---------         ---------
     Total gas sales        625,262           625,871           628,262

Transportation deliveries   379,116   38%     364,461   37%     415,367   40%
                          ---------  ----   ---------  ----   ---------  ----
Total volumes sold and
 delivered                1,004,378  100%     990,332  100%   1,043,629  100%
                          =========  ====   =========  ====   =========  ====
Utility Operating Revenues:
---------------------------
Residential and commercial
 revenues                  $264,741          $284,962          $271,693
Unbilled revenues             1,173            (5,571)            5,153
                           --------          --------          --------
     Weather-sensitive
      revenues              265,914   76%     279,391   78%     276,846   80%
Industrial firm sales
  revenues                   31,268    9%      34,443   10%      31,340    9%
Industrial interruptible
 sales revenues              24,113    7%      27,361    8%      18,884    5%
                           --------          --------           -------
     Total gas sales
      revenues              321,295           341,195           327,070

Transportation revenues      16,650    5%      14,702    4%      17,892    5%
Other revenues               10,060    3%         829    -%       2,890    1%
                           --------  ----    --------  ----    --------  ----
Total utility operating
 revenues                  $348,005  100%    $356,726  100%    $347,852  100%
                           ========  ====    ========  ====    ========  ====
Cost of gas                $144,051          $163,026          $138,833
                           ========          ========          ========
Total number of customers
 (end of period)            409,900           391,600           372,400
                           ========          ========           =======
Actual degree days            3,779             4,020             4,452
                           ========          ========           =======
20-year average degree
 days                         4,306             4,324             4,313
                           ========          ========           =======

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of Northwest Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days.

          Customer growth continues at a rapid rate relative to others in the industry. The 18,300 customers added since December 31, 1994 represent a growth rate of 4.7 percent. In the three years ended December 31, 1995, almost 57,000 customers were added to the system, representing an average growth rate of 5.1 percent.

          Weather conditions were 12 percent warmer than average in 1995, seven percent warmer than average in 1994, and three percent cooler than average in 1993. Weather in 1995 was six percent warmer than in 1994 and 15 percent warmer than in 1993.

          The one percent increase in volumes of gas sold to residential and commercial customers during 1995 compared to 1994 reflects both customer growth and the offsetting effect of warmer weather. Related revenues declined five percent due to rate decreases. Higher rates in effect during most of 1994 and the addition of 19,200 customers, offset by the effects of warmer weather, combined to produce a one percent increase in revenues from residential and commercial customers in 1994 compared to 1993. Therm deliveries to these customers were six percent lower than in 1993.

          Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with related purchased gas costs.

          Industrial, Transportation and Other
          ------------------------------------

          The combined net operating revenues (margin) from industrial firm and interruptible sales and transportation customers increased $5.6 million, or 13 percent, to $49.6 million in 1995 compared to $44.0 million in 1994. Margin from these customers in 1994 was unchanged from 1993. The 1995 increase was primarily due to the termination of the ISA tariff schedule in Oregon effective December 1, 1994.

          Total volumes delivered to these customers were 10.5 million therms, or two percent, higher in 1995 than in 1994 and
16.1 million therms, or three percent, lower in 1995 than in 1993. Contributing to the lower volumes in 1995 and 1994 was a 28 million therm reduction in transportation deliveries to the James River Corporation's paper mill in Camas, Washington, which placed a direct (bypass) connection to Northwest Pipeline Corporation's (NPC) system, Northwest Natural's primary pipeline supplier, into operation in October 1993. Northwest Natural does not expect a significant number of its other large customers to bypass its system in the foreseeable future, since these customers are served under tariffs which are designed to be competitive with the capital and operating costs of direct connections to NPC's system.

          Although volumes decreased, Northwest Natural's revenues and related adjustments from industrial firm sales and industrial interruptible sales and transportation deliveries were 9 percent higher in 1994 compared to 1993. This revenue increase was primarily due to a higher level of industrial interruptible sales and a correspondingly lower level of transportation deliveries for these same periods.

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

          Since other revenues are primarily regulatory adjustments to industrial sales amounts (see Note 1 to the Consolidated Financial Statements), they are treated in this discussion as a component of industrial revenue. Included in this category in 1995 is a one-time $3.0 million payment, equivalent to $0.12 per share, under a contract with Portland General Electric Company (PGE), an electric utility based in Portland. This contract gave PGE the option to request gas transportation service for electric generation at one or more sites in Northwest Natural's service territory. The primary additional components of other revenues in 1995 were $2.3 million relating to amortizations of the ISA account and $3.1 million resulting from other amortizations.

          Cost of Gas
          -----------

          Northwest Natural has a Purchased Gas Cost Adjustment
(PGA) tariff under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. The cost per therm of gas sold during 1995 was 12 percent lower than in 1994 and four percent higher than in 1993. The cost per therm of gas includes purchased gas costs, related tariff adjustments (deferrals or amortizations), net gas storage activity, and line loss.

          During 1994, when the average cost per therm of gas was the highest for the three years presented, increased gas costs resulted from higher commodity prices and from an increase in demand charges placed into effect in April 1993 by NPC.

     Subsidiary Operations
     ---------------------

          Consolidated subsidiary earnings for 1995 were equivalent to $0.28 per share, compared to earnings equivalent to $0.36 per share in 1994 and a loss equivalent to $0.11 per share in 1993 (see Note 2 to the Consolidated Financial Statements). The improved subsidiary results for 1995 and 1994 resulted from a combination of factors.

          First, Oregon Natural realized a $3.8 million gain, equivalent to $0.16 per share, in the fourth quarter of 1995 from the sale of its gathering system and its interest in gas producing properties in the Mist gas field in Oregon. In connection with that sale, Oregon Natural purchased the remaining interest in four areas within the Mist field which have potential for gas storage plus an option to purchase any future storage prospects at the site. Second, Financial Corporation's investments in electric generating projects in California (see
Note 10 to the Consolidated Financial Statements) benefitted from favorable weather conditions which improved revenue from these investments by $2.5 million in 1995 and 1994 compared to 1993 results. Third, Energy Systems realized a $2.0 million gain, equivalent to $0.08 per share, in the second quarter of 1995 due to a final distribution under the bankruptcy reorganization plan of its former California cogeneration subsidiary.

          The improved subsidiary results for 1994 resulted primarily from two additional factors. First, Pacific Square sold its partnership interests in two office buildings, including the Company's headquarters building, for a gain equivalent to $0.14 per share. Second, Energy Systems realized a gain equivalent to $0.03 per share on the sale of its subsidiary's assets pursuant to the bankruptcy reorganization plan.

          Upon completion of the transactions involving Pacific
Square and Energy Systems, neither subsidiary had any significant remaining operating activities. Both were dissolved in 1995.

          The subsidiaries' results for 1993 reflect a fourth quarter write-down in the value of unproven gas and oil reserves equivalent to $0.11 per share and increased federal income tax expense equivalent to $0.05 per share (see "Depreciation, Depletion and Amortization" below).

          Results of operations for the individual subsidiaries for 1995 were net income of: $1.8 million for Oregon Natural;
$1.3 million for Financial Corporation; $0.9 million for Energy
Systems; and $0.1 million for Pacific Square.

          The following discussion summarizes operating expenses, other income, interest charges, income taxes, and preferred and preference stock dividend requirements.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $1.1 million, or two percent, higher in 1995 compared to 1994, and $1.3 million, or two percent, higher in 1995 compared to 1993. Northwest Natural's expenses increased $2.2 million, or four percent, compared to 1994 primarily due to increased outside services ($0.5 million), computer network expenses ($0.4 million), operating claims ($0.4 million), bad debt expenses ($0.3 million), environmental management expenses ($0.2 million), and advertising expenses ($0.2 million). Subsidiary expenses decreased $1.1 million, or 17 percent, in 1995 compared to 1994 primarily due to a decline in Oregon Natural's production costs.

          Northwest Natural's operations and maintenance expenses were $0.5 million lower for 1994 compared to 1993, while subsidiary operations and maintenance expenses increased $0.7 million. The reduction in utility operations and maintenance expenses was primarily due to a $0.6 million decrease in accruals for estimated employee bonuses. Higher subsidiary operations and maintenance expenses were primarily due to increased 1994 production expenses related to Canor's operations.

          Taxes Other Than Income
          -----------------------

          Taxes other than income are comprised of property, franchise, payroll and other taxes. During 1995, Northwest Natural's franchise taxes decreased $0.5 million, or six percent, from $8.1 million in 1994 to $7.6 million in 1995. These taxes are incurred as a percentage of revenue, and the decline paralleled the percentage decrease in gas sales revenues from 1994 to 1995. This reduction in franchise taxes was offset by increased taxes in the other categories.

          Northwest Natural's property taxes were $1.9 million lower in 1994 compared to 1993 primarily due to a non-recurring accrual of $0.9 million in 1993 related to a dispute with the OPUC over the amount of prior-year savings on property taxes which must be refunded to Oregon customers. Partially offsetting the decline in property taxes in 1994 was a $0.6 million increase in franchise taxes based on higher utility operating revenues than in 1993.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          Northwest Natural's depreciation expense increased $2.9 million, or nine percent, in 1995 compared to 1994 and $1.9 million, or six percent, in 1994 compared to 1993. The increases were due to additional utility plant in service as depreciation rates have remained the same since July 1, 1987.

          Subsidiary depreciation expense decreased $0.4 million, or nine percent, in 1995 compared to 1994 and $3.5 million, or 44 percent, in 1994 compared to 1993. The 1993 subsidiary depreciation expense included charges totaling $3.5 million from the write-downs of Oregon Natural's unproven gas and oil properties.

     Other Income
     ------------

          The fluctuations in other income during the last three years primarily resulted from Oregon Natural's 1995 gain on the sale of its gathering system and interests in production assets in Oregon; Energy Systems' 1995 and 1994 gains under the reorganization plan of its California cogeneration subsidiary; and Pacific Square's 1994 gain from the sale of its investments (see "Subsidiary Operations").

     Interest Charges
     ----------------

          Interest charges increased $0.8 million, or three percent, in 1995 compared to 1994 primarily due to the sale of $10 million and $20 million of Northwest Natural's Medium-Term Notes in December 1995 and September 1994, respectively.
This increase was partially offset by lower interest on short-term notes as the average balance of commercial paper issued by Northwest Natural declined from $25.2 million in 1994 to $7.4 million in 1995. The lower commercial paper balances were due to the availability of funds generated by the sale of $33.0 million of Northwest Natural's Common Stock in February 1995.

          Interest charges remained stable in 1994 compared to 1993 on equivalent total debt balances. Higher short-term rates in 1994 offset lower long-term rates resulting from 1993 debt refinancings (see "Financing Activities" below).

     Income Taxes
     ------------

          The effective corporate income tax rate for the last three years was 37 percent which approximates the Company's statutory tax rate for these periods (see Note 7 to the Consolidated Financial Statements).

     Preferred and Preference Stock Dividend Requirements
     ----------------------------------------------------

          Preferred and preference stock dividend requirements for 1995 were lower by $0.2 million, or six percent, compared to 1994, due to sinking fund redemptions of preferred stock, and the conversion or redemption of all remaining shares of the $2.375 Series of Convertible Preference Stock. Stated value of preferred and preference stock outstanding was $2.4 million, or six percent, lower at December 31, 1995, than at December 31, 1994.

          Also, effective December 1, 1993, the Company canceled the $8.75 Series of Preferred Stock in exchange for the issuance of the $7.125 Series of Preferred Stock.

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

          The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions.
The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Notes 3 and 5 to the Consolidated Financial Statements).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities in 1995 was $26.2 million, or 24 percent, lower than in 1994. The reduction was primarily due to rate changes effective in December 1994 to amortize credit balances in regulatory balancing accounts and the effects of weather, in combination with customer growth, on accounts receivable, unbilled revenue, inventories of gas, and accounts payable balances.

          Cash provided by operating activities was 91 percent higher in 1994 compared to 1993 primarily due to rate increases in late 1993 reflecting completion of amortizations of credit balances in regulatory accounts and the effect of weather conditions from year to year as noted above.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Note 12 to the Consolidated Financial
Statements).

          Investing Activities
          --------------------

          Cash requirements for utility construction, primarily related to system improvements and customer growth, totaled
$67.2 million, down $10.5 million, or 14 percent, from 1994. The decrease resulted largely from a $5.5 million reduction in expenditures related to a replacement project for the customer information system (CIS) and a $3.2 million reduction in costs to construct new mains and services. The CIS project was temporarily delayed pending the selection of a software system which would support Northwest Natural's requirements. In 1994, expenditures were up $7.3 million, or 10 percent, from 1993. The 1994 increase included $8.5 million for the CIS project. The total cost of the new system, scheduled for completion in 1998, is estimated at $35 million.

          Northwest Natural's construction expenditures are estimated at $80 million for 1996. Over the five year period 1996 through 2000, these expenditures are estimated to be $450 million. The increased level of capital expenditures during the next five years reflects projected customer growth plus a major system reinforcement project and the development of additional underground storage facilities. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through short-term borrowings which will be refinanced periodically through the sale of long-term debt and equity securities.

          In 1995 and 1994, Oregon Natural invested a net amount of $5.1 million and $4.8 million, respectively, in Canor's gas and oil properties. Additionally, in 1995, Oregon Natural invested $6.5 million in underground natural gas storage properties. Oregon Natural anticipates investing $6 million, in addition to internally generated funds, in Canor's exploration and production program during the next two years.

          Financing Activities
          --------------------

          Cash used for financing activities during 1995 totaled $7.2 million, down $13.6 million from 1994. Primary financing activity in 1995 consisted of the sale of $33.0 million of Northwest Natural's Common Stock in February 1995, the sale of $10 million of its Medium-Term Notes, and the related net redemption of $24.8 million of commercial paper. In 1994, financing activity principally consisted of the sale of $20 million of Northwest Natural's Medium-Term Notes and the related net redemption of $18.9 million of commercial paper. The proceeds, after redemptions, from these stock and Medium-Term Note offerings were added to the general funds of the Company and were used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program.

          During 1993, Northwest Natural sold $100 million of its Medium-Term Notes. Of the proceeds from the 1993 sales, $82.6 million was used to redeem higher-cost long-term debt, and the remainder was used to fund Northwest Natural's construction program and to reduce short-term borrowing incurred for that purpose.

          In 1995, Northwest Natural redeemed the remaining shares of its $2.375 Series of Convertible Preference Stock. In 1993, Northwest Natural redeemed all of the outstanding shares of its $8.00, $6.875, and $2.42 Series of Preferred Stock, and it refinanced $15 million of its $8.75 Series of Preferred Stock with an equivalent amount of the $7.125 Series of Preferred Stock.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the years ended December 31, 1995, 1994, and 1993, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.15, 3.08, and 3.22, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

          On July 21, 1995, a jury in an Oregon state court returned a verdict against Northwest Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County
---------------------------------------------------
Circuit Court Case No. 16-91-01370). The case commenced with a crop lien foreclosure action by Northwest Natural for recovery of past-due gas service charges. The defendant, Chase Gardens, Inc., counter-claimed for breach of contract and intentional interference with its business relationship with a bank, based upon an allegation that the filing of the crop liens caused its nursery business to fail.

          The jury returned a verdict against Northwest Natural on the breach of contract counter-claim for actual damages of $1.9 million. Alternatively, the jury brought a verdict on the intentional interference counter-claim for actual damages of $2.1 million, plus punitive damages of $3.0 million. The jury also allowed Northwest Natural's offsetting claim for past-due gas service charges in the amount of about $0.2 million. It is unclear how much, if any, of the verdict for either counter-claim would be covered by liability insurance.

          The trial court denied a motion by Northwest Natural for entry of a judgment for Northwest Natural, notwithstanding the verdict, on both of Chase Gardens' counter-claims. Northwest Natural has appealed the decision to the Oregon Court of Appeals, which is expected to reach a decision in late 1996, or 1997.

          There are ample legal precedents to support a ruling by the Court of Appeals in Northwest Natural's favor. However, should Northwest Natural be unsuccessful in overturning or reducing the damage award in this case on appeal, or in recovering any portion of the loss through insurance, the maximum amount payable (not including legal fees, costs and post-judgment interest) would be about $5.0 million. The payment of such amount would reduce earnings by about $0.20 per share.

Environmental Matters
---------------------

          Northwest Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. Although limited testing for environmental contamination has been undertaken by other parties on portions of the site, no comprehensive studies have been performed. In 1993, pursuant to Oregon Department of Environmental Quality (ODEQ) procedures, Northwest Natural submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program and, in 1994, the site was listed on ODEQ's Confirmed Release List and Inventory. During 1995, initial tests revealed environmental contamination, but the extent or the estimated cost of remediation cannot yet be determined.

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

          In 1992, the City of Salem, Oregon, requested Northwest Natural's participation in its review of an environmental assessment of riverfront property in Salem that is the proposed site for a park and other public developments. Within the property is a block previously owned by Northwest
Natural which was the site of a former manufactured gas plant. Northwest Natural's corporate predecessor operated the plant, if at all, for less than four months in 1929. The City has determined that there is environmental contamination on the site, and that a remediation process involving Northwest Natural and at least two other prior owners of the block will be required. To date, Northwest Natural has not obtained sufficient information to determine the extent of its responsibility for any such remediation.

Accounting Pronouncements
-------------------------

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The initial application of SFAS No. 121 to assets that are being held for disposal at the date of adoption should be reported as the cumulative effect of a change in accounting principle. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from an enterprise's rate base. The Company estimates that SFAS No. 121 will not have a material effect on its financial position or results of operations when it is adopted in 1996, as required.

          In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued which encourages, but does not require, companies to account for stock compensation awards based on their estimated fair value on the grant date. The Company has not yet adopted SFAS No. 123. Due to the limited number of options granted on an annual basis, the amount of compensation expense which would be required to be expensed or disclosed is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           TABLE OF CONTENTS
                           -----------------

                                                                 Page
                                                                 ----
1.  Management's Responsibility for Financial Statements . . . . . 39

2.  Independent Auditors' Report . . . . . . . . . . . . . . . . . 40

3.  Consolidated Financial Statements:
    Consolidated Statements of Income for the Years Ended
      December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . 41

    Consolidated Statements of Earnings Invested in the Business
      for the Years Ended December 31, 1995, 1994 and 1993 . . . . 42

    Consolidated Balance Sheets, December 31, 1995 and 1994. . . . 43

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . 45

    Consolidated Statements of Capitalization, December 31,
      1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . 46

    Notes to Consolidated Financial Statements . . . . . . . . . . 47

4.  Quarterly Financial Information (unaudited). . . . . . . . . . 75



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


                                  /s/ Robert L. Ridgley
                                  -------------------------------
                                  Robert L. Ridgley
                                  Chairman and
                                  Chief Executive Officer

                                  /s/ Bruce R. DeBolt
                                  -------------------------------
                                  Bruce R. DeBolt
                                  Senior Vice President, Finance,
                                  and Chief Financial Officer


DELOITTE & TOUCHE LLP
---------------------------------------------------------------
              3900 US Bancorp Tower    Telephone:  (503) 222-1341
              111 SW Fifth Avenue      Facsimile:  (503) 224-2172
              Portland, Oregon 97204-3698


INDEPENDENT AUDITORS' REPORT

Northwest Natural Gas Company
Portland, Oregon

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries, as of December 31, 1995 and 1994, and the related consolidated statements of income, earnings invested in the business, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Northwest Natural Gas Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 7 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits in the year ended
December 31, 1993.

DELOITTE & TOUCHE LLP
Portland, Oregon
February 20, 1996

                      NORTHWEST NATURAL GAS COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands, Except Per Share Amounts)

Year Ended December 31                         1995       1994        1993
-----------------------------------------------------------------------------
NET OPERATING REVENUES:
   Operating revenues                        $356,276   $368,261    $358,717
   Cost of sales                              144,051    162,788     138,833
                                             --------   --------    --------
        Net operating revenues                212,225    205,473     219,884
                                             --------   --------    --------
OPERATING EXPENSES:
   Operations and maintenance                  72,018     70,881      70,723
   Taxes other than income taxes               24,181     24,263      25,561
   Depreciation, depletion and
    amortization                               40,594     38,058      39,683
                                             --------   --------    --------
        Total operating expenses              136,793    133,202     135,967
                                             --------   --------    --------
INCOME FROM OPERATIONS                         75,432     72,271      83,917
                                             --------   --------    --------
OTHER INCOME                                   10,432      8,582         933
                                             --------   --------    --------
INTEREST CHARGES:
   Interest on long-term debt                  23,141     21,921      22,578
   Other interest                               2,252      2,473       1,906
   Amortization of debt discount
    and expense                                   882        850         775
                                             --------   --------    --------
        Total interest charges                 26,275     25,244      25,259

   Allowance for funds used during
    construction                                 (596)      (325)       (152)
                                             --------   --------    --------
        Total interest charges-net             25,679     24,919      25,107
                                             --------   --------    --------
INCOME BEFORE INCOME TAXES                     60,185     55,934      59,743

INCOME TAXES                                   22,120     20,473      22,096
                                             --------   --------    --------
NET INCOME                                     38,065     35,461      37,647
   Preferred and preference stock
    dividend requirements                       2,806      2,983       3,488
                                             --------   --------    --------
EARNINGS APPLICABLE TO COMMON STOCK          $ 35,259   $ 32,478    $ 34,159
                                             ========   ========    ========
AVERAGE COMMON SHARES OUTSTANDING              14,545     13,295      13,074
                                               ======     ======      ======
EARNINGS PER SHARE OF COMMON STOCK              $2.42      $2.44       $2.61
                                                =====      =====       =====
DIVIDENDS PER SHARE OF COMMON STOCK             $1.77      $1.76       $1.75
                                                =====      =====       =====

----------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY

       CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS
                                (Thousands)


                                              1995         1994        1993
-----------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                $ 97,275     $ 88,497    $ 77,690

     Net Income                               38,065       35,461      37,647

     Cash dividends:
        Preferred and
         preference stock                     (2,836)      (3,041)     (3,401)
        Common stock                         (25,517)     (23,365)    (22,853)
     Capital stock expense and other          (1,336)        (277)       (586)
                                            --------     --------    --------
BALANCE AT END OF YEAR                      $105,651     $ 97,275    $ 88,497
                                            ========     ========    ========

-----------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY

                        CONSOLIDATED BALANCE SHEETS
                                (Thousands)


December 31                                                1995      1994
-----------------------------------------------------------------------------
ASSETS:

PLANT AND PROPERTY IN SERVICE:
   Utility plant in service                              $969,075  $908,238
   Less accumulated depreciation                          308,702   279,112
                                                         --------  --------
        Utility plant - net                               660,373   629,126

   Non-utility property                                    53,807    49,586
   Less accumulated depreciation and depletion             16,997    24,456
                                                         --------  --------
        Non-utility property - net                         36,810    25,130
                                                         --------  --------
        Total plant and property in service               697,183   654,256
                                                         --------  --------
INVESTMENTS AND OTHER:
   Investments                                             34,126    34,183
   Long-term notes receivable                               3,756     2,914
                                                         --------  --------
        Total investments and other                        37,882    37,097
                                                         --------  --------
CURRENT ASSETS:
   Cash and cash equivalents                                7,782     8,068
   Accounts receivable - customers                         35,175    43,016
   Allowance for uncollectible accounts                      (790)     (864)
   Accrued unbilled revenue                                21,493    20,320
   Inventories of gas, materials and supplies              14,254    14,958
   Prepayments and other current assets                    12,396    10,041
                                                         --------  --------
        Total current assets                               90,310    95,539
                                                         --------  --------
REGULATORY TAX ASSETS                                      60,430    60,430
                                                         --------  --------
DEFERRED DEBITS AND OTHER                                  43,472    41,982
                                                         --------  --------
        TOTAL ASSETS                                     $929,277  $889,304
                                                         ========  ========

---------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY

                        CONSOLIDATED BALANCE SHEETS
                                (Thousands)


December 31                                               1995         1994
----------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES:

CAPITALIZATION (See Consolidated Statements
 of Capitalization):
    Common stock                                         $ 46,958    $ 42,492
    Premium on common stock                               170,943     134,641
    Earnings invested in the business                     105,651      97,275
                                                         --------    --------
      Total common stock equity                           323,552     274,408

    Preference stock                                       25,000      26,252
    Redeemable preferred stock                             14,840      15,950
    Long-term debt                                        279,945     291,076
                                                         --------    --------
      Total capitalization                                643,337     607,686
                                                         --------    --------
CURRENT LIABILITIES:
    Notes payable                                          28,832      53,654
    Accounts payable                                       41,784      48,517
    Long-term debt due within one year                     21,000       1,000
    Taxes accrued                                          10,281       6,584
    Interest accrued                                        4,617       4,570
    Other current and accrued liabilities                  13,204      11,757
                                                         --------    --------
      Total current liabilities                           119,718     126,082
                                                         --------    --------
DEFERRED INVESTMENT TAX CREDITS                            12,493      13,530
                                                         --------    --------
DEFERRED INCOME TAXES                                     118,692     112,433
                                                         --------    --------
REGULATORY BALANCING ACCOUNTS AND OTHER                    35,037      29,573
                                                         --------    --------
COMMITMENTS AND CONTINGENCIES (Note 12)                         -           -
                                                         --------    --------
      TOTAL CAPITALIZATION AND LIABILITIES               $929,277    $889,304
                                                         ========    ========

-----------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Thousands)


Year Ended December 31                             1995      1994      1993
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                   $ 38,065  $ 35,461  $ 37,647
    Adjustments to reconcile net income to net
     cash provided by operations:
       Depreciation, depletion and amortization    40,594    38,058    39,683
       Gain on sale of assets                      (4,636)        -         -
       Deferred income taxes and investment
        tax credits                                 5,222     8,796     6,205
       Equity in (earnings)losses of investments   (2,141)   (2,331)      302
       Allowance for funds used during
        construction                                 (620)     (325)     (152)
       Regulatory balancing accounts and
        other - net                                 3,974     8,989   (10,754)
                                                 --------  --------  --------
           Cash from operations before working
             capital changes                       80,458    88,648    72,931
       Changes in operating assets and liabilities:
           Accounts receivable                      7,767     1,820   (10,964)
           Accrued unbilled revenue                (1,173)    5,570    (5,152)
           Inventories of gas, materials and
            supplies                                  704     1,880    (1,041)
           Accounts payable                        (6,733)    4,199     4,036
           Accrued interest and taxes               3,744       (41)     (387)
           Other current assets and liabilities      (908)    7,948    (1,899)
                                                 --------  --------  --------
       CASH PROVIDED BY OPERATING ACTIVITIES       83,859   110,024    57,524
                                                 --------  --------  --------

INVESTING ACTIVITIES:
    Acquisition and construction of
     utility plant assets                         (67,163)  (77,668)  (70,404)
    Investment in non-utility plant               (18,964)   (7,455)     (955)
    Proceeds from sale of non-utility assets        7,862         -         -
    Investments and other                           1,356      (192)      (40)
                                                 --------  --------  --------
       CASH USED IN INVESTING ACTIVITIES          (76,909)  (85,315)  (71,399)
                                                 --------  --------  --------
FINANCING ACTIVITIES:
    Common stock issued                            39,569     5,847     5,720
    Preference stock retired                         (174)        -         -
    Preferred stock retired                          (989)   (1,091)  (11,177)
    Long-term debt:
       Issued                                      10,000    20,000   100,000
       Retired                                     (1,131)      (18)  (82,606)
    Change in short-term debt                     (24,822)  (18,894)   25,439
    Cash dividend payments:
       Preferred and preference stock              (2,836)   (3,041)   (3,401)
       Common stock                               (25,517)  (23,365)  (22,853)
    Capital stock expense and other                (1,336)     (277)     (586)
                                                 --------  --------  --------
       CASH PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES                      (7,236)  (20,839)   10,536
                                                 --------  --------  --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (286)    3,870    (3,339)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR       8,068     4,198     7,537
                                                 --------  --------  --------
CASH AND CASH EQUIVALENTS - END OF YEAR          $  7,782  $  8,068  $  4,198
                                                 ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                  $ 25,346  $ 24,262  $ 26,838
       Income taxes                              $ 15,819  $ 12,054  $ 11,103

SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITIES:
    Conversion to common stock:
       $2.375 Series of Convertible
        Preference Stock                         $  1,078  $    381  $    133
       7-1/4 percent Series of Convertible
        Debentures                               $    121  $    837  $    367

-----------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                    NORTHWEST NATURAL GAS COMPANY
              CONSOLIDATED STATEMENTS OF CAPITALIZATION
                  (Thousands, Except Share Amounts)

December 31                                  1995              1994
------------------------------------------------------------------------------
COMMON STOCK EQUITY:
  Common stock - par value $3-1/6 per
     share; authorized 1995, 60,000,000
     shares; 1994, 60,000,000 shares:
     outstanding - 1995, 14,828,834
     shares; 1994, 13,418,685 shares        $ 46,958         $ 42,492
  Premium on common stock                    170,943          134,641
  Earnings invested in business              105,651           97,275
                                            --------         --------
       Total common stock equity             323,552   50%    274,408   45%
                                            --------  ----   --------  ----
PREFERENCE STOCK, authorized
  2,000,000 shares:
  $2.375 Series, convertible, stated value
     $25 per share; outstanding - 1995, no
     shares; 1994, 50,079 shares                   -            1,252
  $6.95 Series, stated value $100 per
     share; outstanding - 1995, 250,000
     shares; 1994, 250,000 shares             25,000           25,000
                                            --------         --------
       Total preference stock                 25,000    4%     26,252    4%
                                            --------  ----   --------  ----
REDEEMABLE PREFERRED STOCK, authorized
  1,500,000 shares; all outstanding series
     have a stated value of $100 per share:
  $4.68 Series, outstanding - 1995, 5,519
     shares; 1994, 7,319 shares                  552              732
  $4.75 Series, outstanding - 1995, 7,885
     shares; 1994, 9,685 shares                  788              968
  $7.125  Series, outstanding - 1995,
     135,000 shares; 1994, 142,500 shares     13,500           14,250
                                            --------         --------
        Total redeemable preferred stock      14,840   2%      15,950    3%
                                            -------- ----    --------   ----
LONG-TERM DEBT:
  First Mortgage Bonds
  --------------------
     9-3/4% Series due 2015                   50,000           50,000
     9-1/8% Series due 2019                   24,000           25,000
  Medium-Term Notes
  -----------------
  First Mortgage Bonds:
     4.80% Series A due 1996                   5,000            5,000
     7.38% Series A due 1997                  20,000           20,000
     7.69% Series A due 1999                  10,000           10,000
     5.96% Series B due 2000                   5,000            5,000
     5.98% Series B due 2000                   5,000            5,000
     8.05% Series A due 2002                  10,000           10,000
     6.40% Series B due 2003                  20,000           20,000
     6.34% Series B due 2005                   5,000            5,000
     6.38% Series B due 2005                   5,000            5,000
     6.45% Series B due 2005                   5,000            5,000
     6.50% Series B due 2008                   5,000            5,000
     8.26% Series B due 2014                  10,000           10,000
     8.31% Series B due 2019                  10,000           10,000
     9.05% Series A due 2021                  10,000           10,000
     7.25% Series B due 2023                  20,000           20,000
     7.50% Series B due 2023                   4,000            4,000
     7.52% Series B due 2023                  11,000           11,000
     6.52% Series B due 2025                  10,000                -
  Unsecured:
     4.90% Series A due 1996                  10,000           10,000
     8.69% Series A due 1996                   5,000            5,000
     7.40% Series A due 1997                   5,000            5,000
     8.93% Series A due 1998                   5,000            5,000
     8.95% Series A due 1998                  10,000           10,000
     8.47% Series A due 2001                  10,000           10,000
  Convertible Debentures
  ----------------------
     7-1/4% Series due 2012                   11,945           12,076
                                            --------         --------
                                             300,945          292,076
Less long-term debt due within one-year       21,000            1,000
                                            --------         --------
       Total long-term debt                  279,945   44%    291,076   48%
                                            --------  ----   --------  ----
       TOTAL CAPITALIZATION                 $643,337  100%   $607,686  100%
                                            ========  ====   ========  ====

---------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.


NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

Organization and Principles of Consolidation
--------------------------------------------

     The consolidated financial statements include:

          Regulated utility:
          --Northwest Natural Gas Company (Northwest Natural)

          Non-regulated wholly-owned businesses:
          --Oregon Natural Gas Development Corporation (Oregon
               Natural) and its wholly-owned Canadian subsidiary
               Canor Energy Ltd. (Canor)
          --NNG Financial Corporation (Financial Corporation)

     Two other subsidiaries, Pacific Square Corporation (Pacific
     Square) and NNG Energy Systems, Inc. (Energy Systems), were dissolved during 1995.

     Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

     Investments in corporate joint ventures and partnerships in which the Company's ownership is 50 percent or less are accounted for by the equity method or the cost method (see
     Note 10).

     Certain amounts from prior years have been reclassified to conform with the 1995 presentation.

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

     Northwest Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 4.2 percent of average depreciable plant in 1995 and 4.1 percent in 1994 and 1993.

     Allowance for Funds Used During Construction (AFUDC), a non-cash item, is calculated using actual commercial paper interest rates. If commercial paper balances are insufficient to finance the amount of work in progress, a composite of interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. This amount is added to utility plant which is a component of rate base. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Northwest Natural's weighted average AFUDC rates were 5.3 percent for 1995, 3.4 percent for 1994, and 3.5 percent for 1993.

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

Derivatives Policy
------------------

     Northwest Natural has a "Derivatives Policy" which allows up to a 100 percent hedge position in currency derivatives to match and lock-in prices on individual Canadian natural gas purchase transactions, and interest rate derivatives to match specific outstanding debt instruments maturing in less than five years. Northwest Natural uses foreign currency hedges to reduce its exposure to currency fluctuations on firm Canadian gas purchase commitments by entering into foreign currency forward contracts with concurrent maturities. The forward contracts have terms ranging up to 12 months. All contracts are specifically purchased in Canadian currency in an amount up to 100 percent but not less than 80 percent of estimated daily purchase requirements for commodity gas from Canada. Changes in market values of foreign currency contracts are deferred and recognized as adjustments to gas purchase costs upon concurrent settlement of these contracts (see Note 11).

Income Taxes
------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," Northwest Natural has recorded a regulatory tax asset for amounts pending recovery from customers in future rates which are primarily derived from differences between the book and tax basis of utility plant in service and the accumulated reserve for depreciation. At both December 31, 1995 and 1994, this asset was $60.4 million (see Note 7).

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

     Investment tax credits on utility property additions and leveraged leases which reduce income taxes payable are deferred for financial statement purposes and are amortized over the life of the related property or lease. Investment and energy tax credits generated by non-regulated subsidiaries are amortized over a period of one to five years.

Earnings Per Share
------------------

     Primary earnings per share are computed based on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents but are excluded from primary earnings per share computations due to immateriality. The Company reports fully-diluted earnings per share when dilution is three percent or greater. This calculation reflects the potential effects of the conversion of any outstanding convertible stock and convertible debentures and the exercise of outstanding stock options.

New Accounting Pronouncements
-----------------------------

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The initial application of SFAS No. 121 to assets that are being held for disposal at the date of adoption should be reported as the cumulative effect of a change in accounting principle. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from an enterprise's rate base. The Company estimates that SFAS No. 121 will not have a material effect on its financial position or results of operations when it is adopted in 1996, as required.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued which encourages, but does not require, companies to account for stock compensation awards based on their estimated fair value on the grant date. The Company has not yet adopted SFAS No. 123. Due to the limited number of options granted on an annual basis, the amount of compensation expense which would be required to be expensed or disclosed is not material.

2.   CONSOLIDATED SUBSIDIARY OPERATIONS:
----------------------------------------

Oregon Natural Gas Development Corporation
------------------------------------------

     Oregon Natural's primary activities include oil and gas exploration and production and underground gas storage development. At December 31, 1995, approximately $29.3 million of Oregon Natural's total assets of $50.5 million were invested in Canor, compared with $22.5 million of its total assets of $40.7 million at December 31, 1994. Canor manages and develops natural gas and oil properties in Canada.

     Oregon Natural accounts for its exploration costs under the successful-efforts method. Costs to acquire and develop oil and gas properties are capitalized until the volume of proved gas reserves is determined. If there are inadequate gas reserves, the related deferred costs are expensed. Capitalized costs associated with properties under development were $3.4 million at December 31, 1995 and $4.4 million at December 31, 1994.

NNG Financial Corporation
-------------------------

     Financial Corporation provides short-term financing for Oregon Natural and has several financial investments, including investments as a limited partner in four solar electric generating systems, four windpower electric generating projects, a hydroelectric facility and a low-income housing project (see Note 10).

Pacific Square Corporation
--------------------------

     Pacific Square, a real estate management subsidiary of the Company, was dissolved during the second quarter of 1995. In 1994, upon the sale of its partnership interests in two commercial office buildings, including the Company's headquarters building, Pacific Square no longer had any operating activities.

NNG Energy Systems, Inc.
------------------------

     Energy Systems was formed to design, construct, own and operate cogeneration facilities. Agrico Cogeneration Corporation (Agrico), a wholly-owned subsidiary of Energy Systems, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 1991.
     The U. S. Bankruptcy Court confirmed Agrico's reorganization plan in January 1994, and the sale of Agrico's assets closed in February 1994. Upon the transfer of its residual assets to Financial Corporation in the fourth quarter of 1995, Energy Systems was dissolved.

     Summarized financial information for the consolidated subsidiaries follows:

Thousands                                           1995      1994      1993
-----------------------------------------------------------------------------
Statements of Income for the year ended
 December 31:
  Net Operating Revenues                         $  8,271  $ 11,773  $ 10,865

  Operating Expenses                                9,727    11,253    14,168
                                                 --------  --------  --------
  Income (Loss) from Operations                    (1,456)      520    (3,303)

  Income (Loss) from Financial
   Investments                                      2,063     2,115      (388)
  Other Income and Interest Charges                 5,991     4,092        14
                                                 --------  --------  --------
  Income (Loss) Before Income Taxes                 6,598     6,727    (3,677)
  Income Tax Expense (Benefit)                      2,497     1,986    (2,188)
                                                 --------  --------  --------
  Net Income (Loss)                              $  4,101  $  4,741  $ (1,489)
                                                 ========  ========  ========

Balance Sheets as of December 31:
  Assets:
        Non-utility property - net               $ 36,053  $ 24,212  $ 21,040
        Investments and other                      37,364    41,419    34,731
        Current assets                             20,750    27,541    34,028
                                                 --------  --------  --------
            Total Assets                         $ 94,167  $ 93,172  $ 89,799
                                                 ========  ========  ========

  Capitalization and Liabilities:
        Capitalization                           $ 30,392  $ 26,562  $ 21,843
        Current liabilities                        37,459    42,164    42,538
        Other liabilities                          26,316    24,446    25,418
                                                 --------  --------  --------
            Total Capitalization and
             Liabilities                         $ 94,167  $ 93,172  $ 89,799
                                                 ========  ========  ========
-----------------------------------------------------------------------------

3.     CAPITAL STOCK:
-------------------

Common Stock
------------

  At December 31, 1995, Northwest Natural had reserved 73,833 shares of common stock for issuance under the Employee Stock Purchase Plan, 290,552 shares under its Dividend Reinvestment and Stock Purchase Plan, 618,897 shares under its 1985 Stock Option Plan (see Note 4), and 440,344 shares for future conversions of its 7-1/4 percent Convertible Debentures.

  In the first quarter of 1995, Northwest Natural sold 1.15 million shares of its Common Stock. The net proceeds of $33.0 million were used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for such purpose. The estimated dilution of earnings per share in 1995 resulting from this sale was four percent.

Preference Stock
----------------

  The remaining shares of the $2.375 Series of Convertible
  Preference Stock were redeemed May 15, 1995.  The $6.95
  Series of Preference Stock is not redeemable prior to December 31, 2002, but is subject to mandatory redemption on that date.

Redeemable Preferred Stock
--------------------------

  The mandatory preferred stock redemption requirements aggregate $1.1 million in 1996, 1997 and 1998, $1.0 million in 1999 and $0.8 million in 2000. These requirements are noncumulative. At any time Northwest Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on common stock or preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

  The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. At December 31, 1995, redemption prices were $100 per share for the $4.68 and $4.75 Series. Shares of the $7.125 Series are redeemable on or after May 1, 1998 at a price of $104.75 per share decreasing each year thereafter to $100 per share on or after May 1, 2008.

  The following table shows the changes in the number of shares of Northwest Natural's capital stock and the premium on common stock for the years 1995, 1994, and 1993:

                                                                    Premium
                                    -----------Shares-----------       on
                                                        Redeemable   Common
                                   Common    Preference Preferred     Stock
                                    Stock      Stock      Stock    (Thousands)
------------------------------------------------------------------------------
Balance, December 31, 1992        12,972,725   320,621    441,595   $122,768
  Sales to employees                   9,542        --         --        249
  Sales to stockholders              154,850        --    150,000      4,724
  Exercise of stock options - net     19,110        --         --        172
  Conversion of preference
   stock to common                     8,740    (5,298)        --        105
  Conversion of convertible
   debentures to common               12,289        --         --        328
  Redemptions                             --        --   (416,873)        --
  Sinking fund purchases                  --        --     (4,316)        --
  Other                                   --        --         --         (6)
                                  ----------   -------    -------   --------
Balance, December 31, 1993        13,177,256   315,323    170,406    128,340
  Sales to employees                  10,856        --         --        290
  Sales to stockholders              173,994        --         --      4,958
  Exercise of stock options - net      3,401        --         --          2
  Conversion of preference
   stock to common                    25,147   (15,244)        --        301
  Conversion of convertible
   debentures to common               28,031        --         --        748
  Sinking fund purchases                  --        --    (10,902)        --
  Other                                   --        --         --          2
                                  ----------   -------    -------   --------
Balance, December 31, 1994        13,418,685   300,079    159,504    134,641
  Sales to the public              1,150,000        --         --     30,571
  Sales to employees                  14,031        --         --        346
  Sales to stockholders              158,657        --         --      4,376
  Exercise of stock options - net     12,239        --         --         45
  Conversion of preference
   stock to common                    71,170   (43,137)        --        853
  Conversion of convertible
   debentures to common                4,052        --         --        108
  Sinking fund purchases                  --        --    (11,100)        --
  Redemptions                             --    (6,942)        --         --
  Other                                   --        --         --          3
                                  ----------   -------    -------   --------
Balance, December 31, 1995        14,828,834   250,000    148,404   $170,943
                                  ==========   =======    =======   ========
-----------------------------------------------------------------------------

4.   STOCK OPTION AND PURCHASE PLANS:
-------------------------------------

     Northwest Natural's 1985 Stock Option Plan (Plan) authorizes an aggregate of 800,000 shares of common stock for issuance as incentive or non-statutory stock options. These options may be granted only to officers and key employees of the Company designated by a committee of its Board of Directors.

     All options granted are at an option price not less than market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant.
     Option holders may exchange shares owned by them for at least one year, at the current market price, to purchase shares at the option price.

     During 1985, 1990, 1994, and 1995, 150,000, 86,500, 75,182,
     and 7,500 options were granted under the Plan at option prices of $17.625, $24.875, $36.00, and $30.25, respectively. Since inception of the Plan, 26,182 options have expired.

    Information regarding the Plan is summarized as follows:

                                                        Options
                                              -----------------------------
                                                1995      1994      1993
    ------------------------------------------------------------------------
    Outstanding, beginning of year            139,004    71,303    101,326

    $17.625 Options:
      Exchanged by holders                     (6,856)   (3,080)    (6,184)
      Exercised                                (9,540)   (3,401)    (9,334)

    $24.875 Options:
      Exchanged by holders                     (9,512)        -     (4,729)
      Exercised                                (2,699)        -     (9,776)

    $36.00 Options:
      Granted                                       -    75,182          -

    $30.25 Options:
      Granted                                   7,500         -          -

    Expired                                    (6,000)   (1,000)         -
                                              -------   -------    -------
    Outstanding, end of year                  111,897   139,004     71,303
                                              =======   =======    =======
    Available for grant, end
     of year                                  507,000      8,500     82,682
                                              =======    =======    =======
    ------------------------------------------------------------------------

     Northwest Natural has an employee stock purchase plan whereby employees may purchase common stock at 92 percent of average bid and ask market price on the subscription date. The subscription date is set annually, and each employee may purchase up to 600 shares payable through payroll deduction over a six to 12 month period.

5.   LONG-TERM DEBT:
--------------------

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

     The sinking fund requirements and maturities for the five years ending December 31, 2000, on the long-term debt outstanding at December 31, 1995, amount to: $21.0 million in 1996; $26.0 million in 1997; $16.0 million in 1998; and
     $11.0 million in 1999 and 2000.

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

     Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances.
     The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the Northwest Natural or Financial Corporation lines of credit as of December 31, 1995 or December 31, 1994.

     Northwest Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines, under agency agreements with a commercial bank. Additionally, Financial Corporation's commercial paper is supported by the guaranty of Northwest Natural. The amounts and average interest rates of commercial paper outstanding were as follows at December 31:

                                    1995                    1994
                                -------------           -------------
    Thousands                   Amount   Rate           Amount   Rate
    --------------------------------------------------------------------
    Northwest Natural           $13,041  5.9%           $35,393  5.8%
    Financial Corporation        15,791  6.0%            18,261  6.0%
                                -------                 -------
       Total                    $28,832                 $53,654
                                =======                 =======
    --------------------------------------------------------------------

7.   INCOME TAXES:
------------------

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of the new standard resulted in an increase in net deferred tax liabilities of $62.1 million to reflect deferred taxes on differences previously flowed-through and to adjust existing deferred taxes to the level required at the current statutory rate. An offsetting regulatory asset of $62.1 million was also recorded. This regulatory tax asset was $60.4 million at December 31, 1995 and December 31, 1994. The regulatory asset is primarily based upon differences between the book and tax basis of utility plant in service and the accumulated provision for depreciation. It is expected that the regulatory asset will be recovered in future rates. The implementation of SFAS No. 109 did not significantly impact results of operations.

     A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:

Thousands                              1995      1994      1993
-------------------------------------------------------------------
Computed income taxes based on
 statutory federal income tax
 rate of 35%                         $21,065    $19,577   $20,910

Increase (reduction) in taxes
 resulting from:
   Differences between book and tax
    depreciation                       1,575      1,575     1,561
   Current state income tax, net
    of federal tax benefit             2,051      2,189     2,525
   Federal income tax credits           (384)      (338)     (348)
   Restoration of investment tax
    credit                            (1,088)    (1,077)   (1,064)
   Removal costs                        (552)      (556)     (320)
   Unconsolidated foreign subsidiary
    income                               266       (172)     (496)
   Other - net                          (812)      (725)     (672)
                                     -------    -------   -------
Total provision for income taxes     $22,121    $20,473   $22,096
                                     =======    =======   =======
---------------------------------------------------------------------

    The provision for income taxes consists of the following:

Thousands                              1995      1994       1993
-------------------------------------------------------------------
Income taxes currently payable:
   Federal                           $16,104    $10,441    $13,368
   State                               1,052      2,375      2,166
   Foreign                               284         21         30
                                     -------    -------     -------
       Total                          17,440     12,837      15,564
                                     -------    -------     -------
Deferred taxes - net:
   Federal                             4,086      7,720       5,896
   State                               1,683        993       1,718
                                     -------    -------     -------
       Total                           5,769      8,713       7,614
                                     -------    -------     -------
Investment and energy tax credits
 restored:
   From utility operations              (800)      (800)       (800)
   From subsidiary operations           (288)      (277)       (282)
                                     -------    -------     -------
       Total                          (1,088)    (1,077)     (1,082)
                                     -------    -------     -------
Total provision for income taxes     $22,121    $20,473     $22,096
                                     =======    =======     =======
Percentage of pretax income           36.76%     36.60%      36.99%
                                     =======    =======     =======
--------------------------------------------------------------------

   Deferred tax assets and liabilities are comprised of the following:

Thousands                                        1995               1994
--------------------------------------------------------------------------
Deferred tax assets:
     Regulatory asset                         $  9,099            $  8,162
     Other deferred assets                       5,842               5,029
     Alternative minimum tax credits               479               2,069
                                              --------            --------
       Total                                    15,420              15,260
                                              --------            --------
Deferred tax liabilities:
     Property, plant and equipment              73,682              67,263
     Regulatory liability                       60,430              60,430
                                              --------            --------
       Total                                   134,112             127,693
                                              --------            --------
Net accumulated deferred income tax liability $118,692            $112,433
                                              ========            ========
-----------------------------------------------------------------------------

8.   EMPLOYEE RETIREMENT PLANS:
-------------------------------

     The Company has two non-contributory defined benefit retirement plans covering all regular, full-time employees with more than one year of service. The benefits under the plans are based upon years of service and the employee's average compensation during the final years of service. The Company's funding policy is to make the annual contribution required by applicable regulations and recommended by its actuary. Plan assets consist primarily of marketable foreign and domestic securities, corporate obligations, U.S. government obligations and cash equivalents.

     The following table sets forth the amounts recognized in the Company's financial statements and the combined funded status of the retirement plans:

     Thousands                            1995         1994         1993
     ----------------------------------------------------------------------
     Service cost                      $  2,819     $  2,952     $  2,587
     Interest cost                        6,843        6,264        6,024
     Return on assets                   (29,291)       4,056      (17,762)
     Net amortization and deferral       19,927      (12,804)       9,526
                                       --------     --------     --------
        Annual pension cost            $    298     $    468     $    375
                                       ========     ========     ========
     ----------------------------------------------------------------------
     Vested benefit obligation         $ 79,805     $ 68,628     $ 69,859
     Total accumulated benefit
       obligation                      $ 80,079     $ 70,186     $ 70,618
     ----------------------------------------------------------------------
     Funded status as of December 31:
        Plan assets at fair value      $124,748     $100,077     $108,579
        Projected benefit obligation
         for service rendered to date    96,999       85,206       86,814
                                       --------     --------     --------
     Funded status                       27,749       14,871       21,765
     Unrecognized net gain              (30,185)     (15,992)     (21,417)
     Unrecognized net asset at
      transition                         (1,518)      (1,914)      (2,310)
     Unrecognized prior service costs     5,650        5,028        4,413
                                       --------     --------     --------
     Prepaid pension cost              $  1,696     $  1,993     $  2,451
                                       ========     ========     ========
     Total cash contribution           $      0     $     10     $    579
                                       ========     ========     ========
     ----------------------------------------------------------------------
     Discount rate:
        Funded status                     7.50%        8.00%        7.50%
                                       ========     ========     ========
        Pension cost                      8.00%        7.50%        8.00%
                                       ========     ========     ========
     Expected long-term rate
      of return on plan assets            9.00%        9.00%        9.00%
                                       ========     ========     ========
     Rate for compensation increases      5.00%        5.00%        5.13%
                                       ========     ========     ========
     ----------------------------------------------------------------------

     Effective December 31, 1995, the Company changed the assumed discount rate used in determining the funded status of the plans from 8.00 percent to 7.50 percent. The new discount rate was used in determining the funded status of the plans at year-end 1995 and will be used to determine annual pension cost in 1996.

     The Company has a qualified "Retirement K Savings Plan" under Internal Revenue Code Section 401(k) and a non-qualified "Executive Deferred Compensation Plan," for eligible employees. These plans are designed to enhance the existing retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. Contributions to these plans in 1995, 1994, and 1993 were $0.8 million, $0.7 million, and $0.5 million, respectively.

     The Company has a non-qualified supplemental retirement plan for eligible executive officers which it is funding with trust-owned life insurance. The amount of coverage is designed to provide sufficient returns to recover all costs of the plan if assumptions made as to mortality experience, policy earnings, and other factors are realized. Expenses related to the plan were $1.0 million in 1995 and 1994, and $0.8 million in 1993.

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

     The incremental costs of approximately $1.1 million per year (pre-tax) relating to SFAS No. 106 are not included in Northwest Natural's rates. The staff of the OPUC has recommended that Northwest Natural's portion of these costs allocated to Oregon (approximately 88 percent) be authorized for recovery in rates only pursuant to a general rate case filing, and has recommended against the use of deferred accounting treatment for their recovery. Northwest Natural is charging the Oregon portion of these costs to expense. The WUTC has approved deferred accounting treatment for the portion of these costs allocated to Washington (approximately five percent), pending final approval for recovery in a general rate case filing. Northwest Natural monitors its need for general rate cases covering these and other expenses but has no present plans to file a general rate case in Oregon or Washington.

     The following table sets forth the postretirement health care and life insurance plan's status at December 31:

     Thousands
     -------------------------------------------------------------------
                                  1995            1994            1993
                                  ----            ----            ----
     Retirees                   $  5,983        $  5,768        $  6,675
     Fully eligible active
      plan participants            1,254             834             260
     Other active plan
      participants                 4,236           3,792           4,815
                                --------        --------        --------
         Total accumulated post-
          retirement benefit
          obligation              11,473          10,394          11,750
     Fair value of plan assets         -               -               -
                                --------        --------        --------
     Accumulated postretirement
      benefit obligation in
      excess of plan assets       11,473          10,394          11,750
     Unrecognized transition
      obligation                  (9,588)        (10,152)        (10,716)
     Unrecognized gain             1,262           1,942              76
                                --------        --------        --------
         Accrued postretirement
          benefit cost          $  3,147        $  2,184        $  1,110
                                ========        ========        ========

     Thousands
     --------------------------------------------------------------------
                                          1995        1994        1993
                                          ----        ----        ----
     Service cost - benefits
      earned during the period  $    239         $    314       $    255
     Interest cost on
      accumulated postretirement
      benefit obligation             859              859            932
     Amortization of transition
      obligation                     503              564            564
                                --------         --------       --------
         Net postretirement
          benefit cost          $  1,601         $  1,737        $  1,751
                                ========         ========        ========
     ---------------------------------------------------------------------

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-Medicare eligibility is nine percent for 1996 and 1997; eight percent for 1998; then decreasing over the next eight years to four percent. The assumed rate for the HMO plan is
     5.5 percent for 1996; five percent for 1997; 4.5 percent for 1998; and four percent for the next eight years. The assumed rate for post-Medicare eligibility is eight percent for 1996 and 1997; 7.5 percent for 1998; then decreasing over the next eight years to four percent. A one-percentage-point change in the assumed health care cost trend rate for each year would adjust the accumulated postretirement benefit obligation and net postretirement health care cost as of December 31, 1995 by approximately
     13.8 percent and 16.5 percent, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent at December 31, 1995, 8.5 percent at December 31, 1994 and
     7.5 percent at December 31, 1993.

10.  PROPERTY AND INVESTMENTS:
------------------------------

     The following table sets forth the major classifications of Northwest Natural's utility plant and accumulated provision for depreciation at December 31:

                               1995                     1994
                       ---------------------    ---------------------
                                  Average                  Average
                               Depreciation             Depreciation
Thousands               Amount     Rate          Amount      Rate
--------------------    ------- ------------     ------  -----------
Transmission and
 distribution           $811,559     3.8%       $758,093      3.8%
Storage                   59,700     3.9%         58,971      3.9%
General                   64,856     7.6%         60,675      6.4%
Intangible and other      11,725    13.2%         10,313     13.6%
                         -------                --------
  Utility plant in
   service               947,840     4.2%        888,052      4.1%
Gas stored long-term       6,738                   6,738
Work in progress          14,497                  13,448
                        --------                --------
  Total utility plant    969,075                 908,238
Less accumulated
 provision for
 depreciation            308,702                 279,112
                        --------                --------
  Utility plant-net     $660,373                $629,126
                        ========                ========
--------------------------------------------------------------------

     The following table summarizes the Company's investments in affiliated entities accounted for under the equity and cost methods, and its investment in a leveraged lease at December 31:

    Thousands                                       1995       1994
    -----------------------------------------------------------------
    Electric generation                            $22,405    $21,622
    Aircraft leveraged lease                         8,734      9,171
    Gas pipeline and other                           2,987      3,390
                                                   -------    -------
      Total investments and other                  $34,126    $34,183
                                                   =======    =======
    ------------------------------------------------------------------

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

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
-----------------------------------------

     The estimated fair values of Northwest Natural's financial instruments have been determined using available market information and appropriate valuation methodologies. The following is a list of financial instruments whose carrying values are sensitive to market conditions:

                            December 31, 1995       December 31, 1994
                           -------------------    -------------------
                           Carrying  Estimated     Carrying    Estimated
Thousands                   Amount   Fair Value     Amount    Fair Value
------------------------------------------------------------------------------
Preference stock           $ 25,000   $ 22,500      $ 26,252   $ 22,841
Redeemable preferred
 stock                     $ 14,840   $ 14,092      $ 15,950   $ 15,417
Long-term debt
 including amount due
 within one year           $300,945   $333,052      $292,076   $283,732
--------------------------------------------------------------------------

     Fair value of preference stock and redeemable preferred stock was estimated using quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues.

     The carrying amount of long-term notes receivable was stated at estimated fair value at December 31, 1995 and December 31, 1994.

     In connection with its Canadian gas purchase commitments, Northwest Natural uses foreign currency forward contracts to hedge against currency fluctuation. At December 31, 1995, the notational amount of these contracts totalled
     $3.1 million, and, if settled on that date, Northwest
     Natural would not have realized a gain or a loss.

12.  COMMITMENTS AND CONTINGENCIES:
-----------------------------------

     Lease Commitments
     -----------------

     Future lease commitments are:  $4.8 million in 1996;
     $4.4 million in 1997; $2.2 million in 1998; $2.1 million in 1999 and 2000. Thereafter, total commitments amount to $9.8 million. These commitments principally relate to the lease of the Company's office headquarters and computer systems.

     Total rental expense for 1995, 1994, and 1993 was $5.3 million, $5.1 million and $5.2 million, respectively.

     Purchase Commitments
     --------------------

     Northwest Natural has signed agreements providing for the availability of firm pipeline capacity. Under these agreements, Northwest Natural must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, Northwest Natural has entered into long-term agreements which release capacity. The aggregate amounts of these agreements were as follows at December 31, 1995:

                                              Capacity      Capacity
                                              Purchase       Release
     Thousands                               Agreements    Agreements
     ------------------------------------------------------------------
    1996                                     $   79,893     $  4,123
    1997                                         76,904        4,123
    1998                                         76,800        4,123
    1999                                         76,748        4,123
    2000                                         76,748        4,123
    2001 through 2023                           647,719       40,547
                                             ----------     --------
        Total                                 1,034,812       61,162
        Less: Amount representing
         interest                               349,719       19,968
                                             ----------     --------
        Total at present value               $  685,093     $ 41,194
                                             ==========     ========
    ---------------------------------------------------------------------

     Northwest Natural's total payments of fixed charges under capacity purchase agreements in 1995, 1994, and 1993 were $62.2 million, $50.0 million, and $46.7 million, respectively. Included in the amounts for 1995, 1994 and 1993 were reductions for capacity release sales totalling $4.8 million, $3.7 million and $1.7 million, respectively. In addition, Northwest Natural is required to pay per-unit charges based on the actual quantities shipped under the agreements. In certain of Northwest Natural's take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

     Environmental Matters
     ---------------------

     Northwest Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. Although limited testing for environmental contamination has been undertaken by other parties on portions of the site, no comprehensive studies have been performed. In 1993, pursuant to Oregon Department of Environmental Quality (ODEQ) procedures, Northwest Natural submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program and, in 1994, the site was listed on ODEQ's Confirmed Release List and Inventory. During 1995, initial tests revealed environmental contamination, but the extent or the estimated cost of remediation cannot yet be determined.

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

     In 1992, the City of Salem, Oregon, requested Northwest Natural's participation in its review of an environmental assessment of riverfront property in Salem that is the proposed site for a park and other public developments. Within the property is a block previously owned by Northwest Natural which was the site of a former manufactured gas plant. Northwest Natural's corporate predecessor operated the plant, if at all, for less than four months in 1929.
     The City has determined that there is environmental contamination on the site, and that a remediation process involving Northwest Natural and at least two other prior owners of the block will be required. To date, Northwest Natural has not obtained sufficient information to determine the extent of its responsibility for any such remediation.

     Litigation
     ----------

     On July 21, 1995, a jury in an Oregon state court returned a verdict against Northwest Natural in the case of Northwest
                                                      ---------
     Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit
     ------------------------------------------
     Court Case No. 16-91-01370). The case commenced with a crop lien foreclosure action by Northwest Natural for recovery of past-due gas service charges. The defendant, Chase Gardens, Inc., counter-claimed for breach of contract and intentional interference with its business relationship with a bank, based upon an allegation that the filing of the crop liens caused its nursery business to fail.

     The jury returned a verdict against Northwest Natural on the breach of contract counter-claim for actual damages of $1.9 million. Alternatively, the jury brought a verdict on the intentional interference counter-claim for actual damages of $2.1 million, plus punitive damages of $3.0 million. The jury also allowed Northwest Natural's offsetting claim for past-due gas service charges in the amount of about $0.2 million. It is unclear how much, if any, of the verdict for either counter-claim would be covered by liability insurance.

     The trial court denied a motion by Northwest Natural for entry of a judgment for Northwest Natural, notwithstanding the verdict, on both of Chase Gardens' counter-claims. Northwest Natural has appealed the decision to the Oregon Court of Appeals, which is expected to reach a decision in late 1996, or 1997.

     There are ample legal precedents to support a ruling by the Court of Appeals in Northwest Natural's favor. However, should Northwest Natural be unsuccessful in overturning or reducing the damage award in this case on appeal, or in recovering any portion of the loss through insurance, the maximum amount payable (not including legal fees, costs and post-judgment interest) would be about $5.0 million. The payment of such amount would reduce earnings by about $0.20 per share.

     The Company is party to certain other legal actions in which claimants seek material amounts. Although it is impossible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on the Company's financial position or results of operations.

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               ------------Quarter Ended------------
Dollars (Thousands
 Except Per Share Amounts)      Mar. 31   June 30  Sept. 30  Dec. 31  Total
-----------------------------------------------------------------------------
1995
  Operating revenues            125,389   71,029   48,644   111,214  356,276
  Net operating revenues         73,845   41,805   28,031    68,544  212,225
  Net income (loss)              19,052    3,508   (4,348)   19,853   38,065
  Earnings (loss) per share        1.32     0.19    (0.34)     1.29     2.42*

1994
  Operating revenues            128,534   66,505   48,474   124,748  368,261
  Net operating revenues         72,325   37,219   26,922    69,007  205,473
  Net income (loss)              18,780    2,465   (3,774)   17,990   35,461
  Earnings (loss) per share        1.37     0.13    (0.34)     1.29     2.44*

----------------------------------------------------------------------------

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

              2.   List of Exhibits filed:

                   *(3a.) Restated Articles of Incorporation, as filed and effective June 24, 1988 and amended December 8, 1992, December 1, 1993 and May 27, 1994 (incorporated herein by reference to Exhibit (3a.) to Form 10-K for 1994, File No. 0-994).

                   (3b.)      Bylaws as amended effective March 1,
                              1996.

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

                   *(4g.)     Rights Agreement, dated as of
                              February 27, 1996, between the Company
                              and Boatmen's Trust Company, which
                              includes as Exhibit A thereto the form of a Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Shares (incorporated herein by reference to Exhibit 1 to Form 8-A, dated February 27, 1996, File No. 0-994).

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

                   *(10j.(3)) Service Agreement, dated June 17, 1993,
                              between Northwest Pipeline Corporation
                              and the Company (incorporated herein by
                              reference to Exhibit (10j.(3)) to Form
                              10-K for 1994, File No. 0-994).

                   *(10j.(4)) Firm Transportation Service Agreement,
                              dated October 22, 1993, between Pacific
                              Gas Transmission Company and the Company
                              (incorporated herein by reference to
                              Exhibit (10j.(4)) to Form 10-K for 1994,
                              File No. 0-994).

                   (10j.(5))  Firm Transportation Service Agreement,
                              dated June 22, 1994, between Pacific Gas
                              Transmission Company and the Company.

                   (11)       Statement re computation of per share
                              earnings.

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

                   *(10b.) Executive Supplemental Retirement Income Plan, 1995 Restatement.

                   (10b.-1) 1995 Amendment to Executive Supplemental Retirement Income Plan (1995
                              Restatement).

                   (10c.)     1985 Stock Option Plan, as amended
                              effective May 25, 1995.

                   *(10e.) Executive Deferred Compensation Plan, 1990 Restatement, effective January 1, 1990 (incorporated herein by reference to Exhibit (10e.) to Form 10-K for 1990, File No. 0-994).

                   *(10e.-1)  Amendment No. 1 to Executive Deferred
                              Compensation Plan (incorporated herein by reference to Exhibit (10e.-1) to Form 10-K for 1991, File No. 0-994).

                   *(10e.-2)  Amendment No. 2 to Executive Deferred
                              Compensation Plan (incorporated herein by reference to Exhibit
                              (10e.-2) to Form 10-K for 1994, File
                              No. 0-994).

                   *(10f.) Directors Deferred Compensation Plan, 1988 Restatement, effective January 1, 1988 (incorporated herein by reference to Exhibit (10g.) to Form 10-K for 1987, File No. 0-994).

                   *(10f.-1)  Amendment No. 1 to Directors Deferred
                              Compensation Plan (incorporated herein by reference to Exhibit (10f.-1) to Form 10-K for 1994, File No. 0-994).

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

                   (10k.) Executive Annual Incentive Plan, effective March 1, 1990, as amended effective
                              January 1, 1992 and January 1, 1996.

                   *(10l.) Employment agreement dated November 27, 1989, between the Company and an executive officer (incorporated herein by reference to Exhibit (10l.) to Form 10-K for 1991, File No. 0-994).

                   *(10m.) Agreement dated September 22, 1994, between the Company and an executive officer (incorporated herein by reference to Exhibit (10m.) to Form 10-K for 1994, File No. 0-994).

                   (10n.) Employment agreement dated November 2, 1995, as amended February 27, 1996, between the Company and an executive officer.

                   (10o.) Form of Severance Agreement as entered into between the Company and designated executive officers.

                   The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

         (b)  Reports on Form 8-K.

              On November 6, 1995, the Company filed a Current Report on Form 8-K relating to the selection of Richard G. Reiten to serve as the Company's president and chief operating officer effective March 1, 1996.




___________________________________


         *Incorporated herein by reference as indicated.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      NORTHWEST NATURAL GAS COMPANY

Date:   March 22, 1996      By:     /s/ Robert L. Ridgley
        --------------              ----------------------------------------
                                    Robert L. Ridgley, Chairman of the Board
                                    and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                     TITLE                       DATE
          ---------                     -----                       ----

/s/ Robert L. Ridgley            Principal Executive Officer    March 22, 1996
------------------------------    and Director
Robert L. Ridgley, Chairman of
the Board and Chief Executive
Officer

/s/ Bruce R. DeBolt              Principal Financial Officer    March 22, 1996
-------------------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

/s/ D. James Wilson              Principal Accounting Officer   March 22, 1996
-------------------------------
D. James Wilson
Treasurer and Controller

/s/ Mary Arnstad                 Director  )
-------------------------------            )
Mary Arnstad                               )
                                           )
                                 Director  )
-------------------------------            )
Thomas E. Dewey, Jr.                       )
                                           )
/s/ Tod R. Hamachek              Director  )
-------------------------------            )
Tod R. Hamachek                            )
                                           )
/s/ Richard B. Keller            Director  )
-------------------------------            )
Richard B. Keller                          )
                                           )
/s/ Wayne D. Kuni                Director  )
-------------------------------            )
Wayne D. Kuni                              )                    March 22, 1996
                                           )
/s/ Richard G. Reiten            Director  )
-------------------------------            )
Richard G. Reiten                          )
                                           )
/s/ Dwight A. Sangrey            Director  )
-------------------------------            )
Dwight A. Sangrey                          )
                                           )
/s/ Melody C. Teppola            Director  )
-------------------------------            )
Melody C. Teppola                          )
                                           )
/s/ Russell F. Tromley           Director  )
-------------------------------            )
Russell F. Tromley                         )
                                           )
/s/ Benjamin R. Whiteley         Director  )
-------------------------------            )
Benjamin R. Whiteley                       )
                                           )
                                 Director  )
-------------------------------            )
William R. Wiley                           )
                                           )
/s/ Carlton Woodard              Director  )
-------------------------------            )
Carlton Woodard                            )

                      NORTHWEST NATURAL GAS COMPANY

                              EXHIBIT INDEX
                                    To
                       Annual Report on Form 10-K
                          For Fiscal Year Ended
                            December 31, 1995


                                                         Exhibit
                    Document                              Number
                    --------                              ------
*     Restated Articles of Incorporation, as filed
      June 24, 1988 and amended December 8, 1992,
      December 1, 1993 and May 27, 1994                   (3a.)

      Bylaws as amended effective March 1, 1996           (3b.)

*     Mortgage and Deed of Trust, dated as of July 1,
      1946, as supplemented by Supplemental Indenture
      Nos. 1 through 20                                   (4a.)

*     Indenture, dated as of June 1, 1991, between
      the Company and Bankers Trust Company               (4d.)

*     Officers' Certificate dated June 12, 1991
      creating Unsecured Medium-Term Notes Series A       (4e.)

*     Officers' Certificate dated June 18, 1993
      creating Unsecured Medium-Term Notes Series B       (4f.)

*     Rights Agreement, dated as of February 27, 1996,
      between the Company and Boatmen's Trust Company     (4g.)

*     Transportation Agreement, dated June 29, 1990,
      between the Company and Northwest Pipeline
      Corporation                                         (10j.)

*     Replacement Firm Transportation Agreement,
      dated July 31, 1991, between the Company and
      Northwest Pipeline Corporation                      (10j.(1))

*     Firm Transportation Service Agreement, dated
      November 10, 1993, between the Company and
      Pacific Gas Transmission Company                    (10j.(2))

*     Service Agreement, dated June 17, 1993, between
      Northwest Pipeline Corporation and the Company      (10j.(3))

*     Firm Transportation Service Agreement, dated
      October 22, 1993, between Pacific Gas
      Transmission Company and the Company                (10j.(4))

      Firm Transportation Service Agreement, dated
      June 22, 1994, between Pacific Gas Transmission
      Company and the Company                             (10j.(5))

      Statement re computation of per share earnings      (11)

      Statement re computation of ratios                  (12)

      Independent Auditors' Consent                       (23)

      Financial Data Schedule                             (27)

      Executive Compensation Plans and Arrangements
      ---------------------------------------------

*     Employment Agreement, dated October 27, 1983,
      between the Company and an executive officer        (10a.)

*     Executive Supplemental Retirement Income Plan,
      1995 Restatement                                    (10b.)

      1995 Amendment to Executive Supplemental
      Retirement Income Plan (1995 Restatement)           (10b.-1)

      1985 Stock Option Plan as amended effective
      May 25, 1995                                        (10c.)

*     Executive Deferred Compensation Plan, 1990
      Restatement, effective January 1, 1990              (10e.)

*     Amendment No. 1 to Executive Deferred
      Compensation Plan                                   (10e.-1)

*     Amendment No. 2 to Executive Deferred
      Compensation Plan                                   (10e.-2)

*     Directors Deferred Compensation Plan, 1988
      Restatement, effective January 1, 1988              (10f.)

*     Amendment No. 1 to Directors Deferred
      Compensation Plan                                   (10f.-1)

*     Form of Indemnity Agreement entered into
      between the Company and each director and
      executive officer                                   (10g.)

*     Non-Employee Directors Stock Compensation Plan,
      as amended effective July 1, 1991                   (10i.)

      Executive Annual Incentive Plan, effective
      March 1, 1990, as amended effective
      January 1, 1992 and January 1, 1996                 (10k.)

*     Employment agreement dated November 27, 1989
      between the Company and an executive officer        (10l.)

*     Employment agreement dated September 22, 1994
      between the Company and an executive officer        (10m.)

      Agreement dated November 2, 1995, as amended
      February 27, 1996, between the Company and an
      executive officer                                   (10n.)

      Form of Severance Agreement as entered into
      between the Company and designated executive
      officers.                                           (10o.)



--------------------------
*  Incorporated by reference