Form 10-Q
period 1996-03-31
NORTHWEST NATURAL GAS CO
filed 1996-05-14
CIK 73020

Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                                   --------------------------

                                OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                ------------      ------------
Commission file number   0-994
                         -----

                   NORTHWEST NATURAL GAS COMPANY
- -----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 Oregon                                93-0256722
     ---------------------------------             -------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

    220 N. W. Second Avenue, Portland, Oregon             97209
    ------------------------------------------          --------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (503) 226-4211
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

At May 10, 1996, 14,876,681 shares of the registrant's Common
Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                   NORTHWEST NATURAL GAS COMPANY

                          March 31, 1996

                  Summary of Information Reported



The registrant submits herewith the following information:

                  PART I.  FINANCIAL INFORMATION
                                                                    Page
Item 1.  Financial Statements                                       Number
                                                                    ------
    (1)  Consolidated Statements of Income for the
         three-month periods ended March 31, 1996 and
         1995, and Consolidated Statements of Earnings
         Invested in the Business for the three-month
         periods ended March 31, 1996 and 1995.                         3

    (2)  Consolidated Balance Sheets at March 31, 1996
         and 1995 and December 31, 1995.                                4

    (3)  Consolidated Statements of Cash Flows for the
         three-month periods ended March 31, 1996 and 1995.             5

    (4)  Consolidated Statements of Capitalization at
         March 31, 1996 and 1995 and December 31, 1995.                 6

    (5)  Notes to Consolidated Financial Statements.                    7

         Independent Accountants' Report                                9

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                 10


                    PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                         20

Item 5.  Other Information                                             20

Item 6.  Exhibits and Reports on Form 8-K                              20

Signature                                                              21

                   NORTHWEST NATURAL GAS COMPANY
                  PART I.  FINANCIAL INFORMATION
              (1)  Consolidated Statements of Income
               (Thousands, Except Per Share Amounts)
                            (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1996         1995
                                                  --------     --------
Net Operating Revenues:
   Operating revenues                             $137,561      $125,389
   Cost of sales                                    54,057        51,544
                                                  --------      --------
       Net operating revenues                       83,504        73,845
                                                  --------      --------
Operating Expenses:
   Operations and maintenance                       20,000        17,581
   Taxes other than income taxes                     7,867         7,454
   Depreciation, depletion and amortization         12,704         9,909
                                                  --------      --------
       Total operating expenses                     40,571        34,944
                                                  --------      --------
Income from Operations                              42,933        38,901
                                                  --------      --------
Other Income (Expense)                               2,481        (1,087)
                                                  --------      --------
Interest Charges - net                               6,496         6,562
                                                  --------      --------
Income Before Income Taxes                          38,918        31,252
Income Taxes                                        15,562        12,200
                                                  --------      --------
Net Income                                          23,356        19,052
Preferred and preference stock dividend
 requirements                                          691           735
                                                  --------      --------
Earnings Applicable to Common Stock               $ 22,665      $ 18,317
                                                  ========      ========

Average Common Shares Outstanding                   14,850        13,916

Primary Earnings Per Share of Common Stock           $1.53         $1.32

Fully-Diluted Earnings Per Share of Common Stock     $1.49         $1.28

Dividends Per Share of Common Stock                  $0.45         $0.44

See accompanying Notes to Consolidated Financial Statements.
===========================================================================

   Consolidated Statements of Earnings Invested in the Business
          (Thousands, Three-Month Periods Ended March 31)
                            (Unaudited)
                                                    1996          1995
                                                  --------      --------
Balance at Beginning of Period                    $105,651      $ 97,275
   Net Income                                       23,356        19,052
   Cash dividends:
       Preferred and preference stock                 (691)         (737)
       Common stock                                 (6,675)       (5,908)
   Capital stock expense and other                    (426)       (1,383)
                                                  --------      --------
Balance at End of Period                          $121,215      $108,299
                                                  ========      ========
See accompanying Notes to Consolidated Financial Statements.

                     NORTHWEST NATURAL GAS COMPANY

                    PART I.  FINANCIAL INFORMATION
                   (2)  Consolidated Balance Sheets
                        (Thousands of Dollars)

                                        (Unaudited)  (Unaudited)
                                          Mar. 31,    Mar. 31,     Dec. 31,
                                            1996        1995         1995
                                          --------    --------    --------

Assets:
Plant and Property in Service:
    Utility plant in service              $994,763    $920,863    $969,075
    Less accumulated depreciation          317,156     286,918     308,702
                                          --------    --------    --------
       Utility plant - net                 677,607     633,945     660,373

    Non-utility property                    45,113      50,067      53,807
    Less accumulated depreciation
     and depletion                          17,784      25,249      16,997
                                          --------    --------    --------
       Non-utility property - net           27,329      24,818      36,810
                                          --------    --------    --------
       Total plant and property
        in service                         704,936     658,763     697,183
                                          --------    --------    --------
Investments and Other:
    Investments                             32,624      31,885      34,126
    Long-term notes receivable               3,373       2,937       3,756
                                          --------    --------    --------
       Total investments and other          35,997      34,822      37,882
                                          --------    --------    --------
Current Assets:
   Cash and cash equivalents                25,253      41,950       7,782
   Accounts receivable - net                37,478      35,789      34,385
   Accrued unbilled revenue                 12,373      11,708      21,493
   Inventories of gas, materials and
    supplies                                10,909       9,659      14,254
   Prepayments and other current assets      9,360       7,330      12,396
                                          --------    --------    --------
       Total current assets                 95,373     106,436      90,310
                                          --------    --------    --------
Regulatory Tax Assets                       60,430      60,430      60,430
                                          --------    --------    --------
Deferred Debits and Other                   45,881      44,249      43,472
                                          --------    --------    --------
       Total Assets                       $942,617    $904,700    $929,277
                                          ========    ========    ========
Capitalization and Liabilities:
Capitalization:
    Common stock                          $219,227    $212,908    $217,901
    Earnings invested in the business      121,215     108,299     105,651
                                          --------    --------    --------
       Total common stock equity           340,442     321,207     323,552

    Preference stock                        25,000      26,061      25,000
    Redeemable preferred stock              14,840      15,950      14,840
    Long-term debt                         279,919     291,066     279,945
                                          --------    --------    --------
       Total capitalization                660,201     654,284     643,337
                                          --------    --------    --------
Current Liabilities:
    Notes payable                           15,559      16,100      28,832
    Accounts payable                        43,276      41,728      41,784
    Long-term debt due within one year      21,000       1,000      21,000
    Taxes accrued                           13,831       8,396      10,281
    Interest accrued                         7,760       7,473       4,617
    Other current and accrued liabilities   13,493      11,710      13,204
                                          --------    --------    --------
       Total current liabilities           114,919      86,407     119,718
                                          --------    --------    --------
Deferred Investment Tax Credits             12,022      12,979      12,493
                                          --------    --------    --------
Deferred Income Taxes                      122,927     118,241     118,692
                                          --------    --------    --------
Regulatory Balancing Accounts and Other     32,548      32,789      35,037
                                          --------    --------    --------
Commitments and Contingent Liabilities           -           -           -
                                          --------    --------    --------
       Total Capitalization and
        Liabilities                       $942,617    $904,700    $929,277
                                          ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

                     NORTHWEST NATURAL GAS COMPANY

                    PART I.  FINANCIAL INFORMATION
              (3)  Consolidated Statements of Cash Flows
                        (Thousands of Dollars)
                              (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                        --------------------
                                                          1996        1995
                                                        --------    --------
Operating Activities:
   Net income                                           $ 23,356    $ 19,052
   Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation, depletion and amortization            12,704       9,909
      Gain on sale of assets                              (2,897)          -
      Deferred income taxes and investment tax credits     3,764       5,257
      Equity in losses of investments                      1,202       1,518
      Allowance for funds used during construction          (276)       (116)
      Regulatory balancing accounts and other - net       (4,898)        949
                                                        --------    --------
         Cash from operations before working
          capital changes                                 32,955      36,569
      Changes in operating assets and liabilities:
         Accounts receivable                              (3,093)      6,363
         Accrued unbilled revenue                          9,120       8,612
         Inventories of gas, materials and supplies        3,345       5,299
         Accounts payable                                  1,492      (6,789)
         Accrued interest and taxes                        6,693       4,715
         Other current assets and liabilities              4,025       2,664
                                                        --------    --------
      Cash Provided By Operating Activities               54,537      57,433
                                                        --------    --------
Investing Activities:
   Acquisition and construction of utility plant assets  (17,020)    (13,617)
   Investment in non-utility plant                          (964)       (683)
   Investments and other                                     683         757
                                                        --------    --------
      Cash Used In Investing Activities                  (17,301)    (13,543)
                                                        --------    --------
Financing Activities:
   Common stock issued                                     1,300      35,584
   Long-term debt retired                                      -         (10)
   Change in short-term debt                             (13,273)    (37,554)
   Cash dividend payments:
      Preferred and preference stock                        (691)       (737)
      Common stock                                        (6,675)     (5,908)
   Capital stock expense and other                          (426)     (1,383)
                                                         --------   --------
      Cash Used For Financing Activities                  (19,765)   (10,008)
                                                         --------   --------
Increase In Cash and Cash Equivalents                      17,471     33,882

Cash and Cash Equivalents - Beginning of Period             7,782      8,068
                                                         --------   --------
Cash and Cash Equivalents - End of Period                $ 25,253   $ 41,950
                                                         ========   ========
==============================================================================
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period for:
      Interest                                           $  3,290   $  3,556
      Income Taxes                                       $  7,000   $  3,500
==============================================================================
Supplemental Disclosure of Noncash Financing Activities
   Conversion to common stock:
      $2.375 Series of Convertible Preference Stock      $      -   $    191
      7-1/4 percent Series of Convertible Debentures     $     26   $      -
==============================================================================

See accompanying Notes to Consolidated Financial Statements.

                     NORTHWEST NATURAL GAS COMPANY
                    PART I.  FINANCIAL INFORMATION
             (4) Consolidated Statements of Capitalization
                              (Thousands)
                                   (Unaudited)       (Unaudited)
                                  Mar. 31, 1996     Mar. 31, 1995      Dec. 31, 1995
- ------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
  Common stock - par value $3-1/6
     per share                     $ 47,091           $ 46,345         $  46,958
  Premium on common stock           172,136            166,563           170,943
  Earnings invested in the
   business                         121,215            108,299           105,651
                                   --------           --------          --------
     Total common stock equity      340,442    52%     321,207    49%    323,552     50%
                                   --------   ----    --------   ----   --------    ----
PREFERENCE STOCK:
  $2.375 Series, convertible,
     stated value $25 per share           -              1,061                 -
  $6.95 Series, stated value
     $100 per share                  25,000             25,000            25,000
                                   --------           --------           --------
     Total preference stock          25,000     4%      26,061     4%     25,000      4%
                                   --------   ----    --------   ----    --------   ----
REDEEMABLE PREFERRED STOCK, stated
 value $100 per share:
  $4.68  Series                         552                732                552
  $4.75  Series                         788                968                788
  $7.125 Series                      13,500             14,250             13,500
                                   --------           --------           --------
     Total redeemable
      preferred stock                14,840     2%      15,950     2%      14,840     2%
                                   --------   ----    --------   ----    --------   ----
LONG-TERM DEBT:
  First Mortgage Bonds
  --------------------
     9-3/4% Series due 2015          50,000             50,000             50,000
     9-1/8% Series due 2019          24,000             25,000             24,000
  Medium-Term Notes
  -----------------
  First Mortgage Bonds:
     4.80% Series A due 1996          5,000              5,000               5,000
     7.38% Series A due 1997         20,000             20,000              20,000
     7.69% Series A due 1999         10,000             10,000              10,000
     5.96% Series B due 2000          5,000              5,000               5,000
     5.98% Series B due 2000          5,000              5,000               5,000
     8.05% Series A due 2002         10,000             10,000              10,000
     6.40% Series B due 2003         20,000             20,000              20,000
     6.34% Series B due 2005          5,000              5,000               5,000
     6.38% Series B due 2005          5,000              5,000               5,000
     6.45% Series B due 2005          5,000              5,000               5,000
     6.50% Series B due 2008          5,000              5,000               5,000
     8.26% Series B due 2014         10,000             10,000              10,000
     8.31% Series B due 2019         10,000             10,000              10,000
     9.05% Series A due 2021         10,000             10,000              10,000
     7.25% Series B due 2023         20,000             20,000              20,000
     7.50% Series B due 2023          4,000              4,000               4,000
     7.52% Series B due 2023         11,000             11,000              11,000
     6.52% Series B due 2025         10,000                  -              10,000
  Unsecured:
     4.90% Series A due 1996         10,000             10,000              10,000
     8.69% Series A due 1996          5,000              5,000               5,000
     7.40% Series A due 1997          5,000              5,000               5,000
     8.93% Series A due 1998          5,000              5,000               5,000
     8.95% Series A due 1998         10,000             10,000              10,000
     8.47% Series A due 2001         10,000             10,000              10,000
  Convertible Debentures
  ----------------------
     7-1/4% Series due 2012          11,919             12,066              11,945
                                   --------           --------            --------
                                    300,919            292,066             300,945
Less long-term debt due
 within one-year                     21,000              1,000              21,000
                                   --------           --------            --------
     Total long-term debt           279,919    42%     291,066    45%      279,945     44%
                                   --------   ----    --------   ----     --------    ----
     TOTAL CAPITALIZATION          $660,201   100%    $654,284   100%     $643,337    100%
                                   ========   ====    ========   ====     ========    ====
- ----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                  NORTHWEST NATURAL GAS COMPANY
         (5)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        Basis of financial statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

          Certain amounts from prior periods have been reclassified to conform with the 1996 presentation.

2.        Accounting Pronouncements

          In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and requires that assets committed to be disposed of be recorded at the lower of the carrying amount or fair value less cost to sell. As a result of adopting SFAS No. 121, Oregon Natural Gas Development Corporation (Oregon Natural), a wholly-owned subsidiary of the Company, recorded an impairment loss with respect to producing wells of $1.3 million, equivalent to a loss of $0.05 per share, during the first quarter of 1996. No impairment was recorded for certain other operating wells held for sale because, in the opinion of management, the fair value of this group of wells is greater than the carrying amount. In addition, in accordance with SFAS
No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," Oregon Natural recorded write-downs of unproven gas properties of $1.0 million, equivalent to a loss of $0.04 per share.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its 1996 annual report.

3.        Contingencies

          See Part II, Item 7., "Contingent Liabilities" and
"Environmental Matters" in the Company's 1995 Annual Report on
Form 10-K.

DELOITTE & TOUCHE LLP
- -----------------------------------------------------------------
          3900 US Bancorp Tower         Telephone:  (503) 222-1341
          111 SW Fifth Avenue           Facsimile:  (503) 224-2172
          Portland, Oregon 97204-3698


INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

Northwest Natural Gas Company
Portland, Oregon

We have made a review of the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the consolidated statements of earnings invested in the business and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Northwest Natural Gas Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, earnings invested in the business, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1996, we expressed an unqualified opinion on those consolidated financial statements which includes an explanatory paragraph relating to the change in the Company's method of accounting for income taxes and postretirement benefits. In our opinion, the information set forth in the accompanying consolidated balance sheet and consolidated statement of capitalization as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP
May 3, 1996
                  NORTHWEST NATURAL GAS COMPANY

                 PART I.  FINANCIAL  INFORMATION


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:
          Regulated utility:
               Northwest Natural Gas Company (Northwest Natural)
          Non-regulated wholly-owned businesses:
               Oregon Natural Gas Development Corporation (Oregon
                Natural)
               NNG Financial Corporation (Financial Corporation)

          Two other subsidiaries, Pacific Square Corporation (Pacific Square) and NNG Energy Systems, Inc. (Energy Systems), were dissolved during 1995.

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item 8.,
Note 2, "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report on Form 10-K).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 1996 and 1995.

Earnings and Dividends
- ----------------------

          The Company earned $1.53 per share for its first quarter ended March 31, 1996, compared to $1.32 per share in last year's first quarter. Consolidated earnings applicable to common stock were $22.7 million in the quarter ended March 31, 1996, up 24 percent from $18.3 million in the first quarter of 1995.

          Northwest Natural earned $1.56 per share from utility operations in the first quarter of 1996, compared to $1.40 per share in the same period in 1995. The improved results reflect the effects of a customer growth rate of 4.9 percent and weather conditions in Northwest Natural's service territory which were five percent cooler than average and 15 percent colder than the first quarter of 1995.
The Company estimates that the weather-related improvement in net operating revenues (margin) during the first quarter of 1996 was equivalent to about $0.11 per share compared to a similar period with average weather, and about $0.39 per share compared to actual conditions during the first quarter of 1995 when weather conditions were 10 percent warmer than average. These estimates are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends" in the Company's 1995 Annual Report on Form 10-K). The model also indicates that customer growth since the first quarter of 1995 contributed the equivalent of about $0.16 per share of margin revenues during the first quarter of 1996.

          Northwest Natural's subsidiaries lost $0.03 per share during the first quarter of 1996, compared to a loss of $0.08 in the first quarter of 1995. See "Subsidiary Operations".

          Dividends paid on common stock were $0.45 per share for the three-month period ended March 31, 1996 and $0.44 per share for the three-month period ended March 31, 1995. In April 1996, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share on its common stock, payable May 15, 1996, to shareholders of record on April 30, 1996. The current indicated annual dividend rate is $1.80 per share.

Results of Operations
- ---------------------

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas
utility volumes and revenues for the three months ended March 31:
                                                     1996           1995
                                                     ----           ----
Gas Sales and Transportation
 Volumes - Therms (000's):
   Residential and commercial sales                 226,544        191,887
   Unbilled volumes                                 (17,812)       (15,566)
                                                    -------        -------
      Weather-sensitive volumes                     208,732        176,321
   Industrial firm sales                             27,101         23,732
   Industrial interruptible sales                    22,208         24,019
                                                    -------        -------
      Total gas sales                               258,041        224,072
   Transportation deliveries                        104,777         97,830
                                                    -------        -------
   Total volumes sold and delivered                 362,818        321,902
                                                    =======        =======
Utility Operating Revenues - Dollars (000's):
   Residential and commercial revenues             $120,383       $109,477
   Unbilled revenues                                 (9,120)        (8,611)
                                                   --------       --------
      Weather-sensitive revenues                    111,263        100,866
   Industrial firm sales revenues                     9,276          9,122
   Industrial interruptible sales revenues            6,033          6,864
                                                   --------       --------
      Total gas sales revenues                      126,572        116,852
   Transportation revenues                            5,435          3,813
   Other revenues                                     3,217          2,607
                                                   --------       --------
   Total utility operating revenues                 135,224        123,272

Non-utility operating revenues                        2,337          2,117
                                                   --------       --------
         Total operating revenues                  $137,561       $125,389
                                                   ========       ========
Cost of gas - Dollars (000's)                      $ 54,057       $ 51,544
                                                   ========       ========
Total number of customers (end of period)           416,000        396,600
                                                   ========       ========
Actual degree days                                    1,948          1,690
                                                   ========       ========
20-year average degree days                           1,864          1,874
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

          Weather conditions were five percent cooler than average in the first quarter of 1996, and 15 percent colder than the first quarter of 1995. Customer growth also continued at a rapid rate relative to others in the industry. The 19,400 customers added since March 31, 1995 represent a growth rate of 4.9 percent. In the three years ended December 31, 1995, almost 57,000 customers were added to the system, representing an average growth rate of 5.1 percent.

          As a result of the combined effect of colder weather and customer growth, volumes of gas sold attributable to weather-sensitive customers increased 32.4 million therms, or 18 percent, for the first quarter of 1996 compared to the first quarter of 1995. Related revenues, which reflected net rate decreases, increased $10.4 million, or 10 percent. Effective December 1, 1995, the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC) approved rate decreases, reflecting lower gas costs, which averaged 6.7 percent in Oregon and 8.0 percent in Washington. Effective February 1, 1996, the WUTC approved a rate increase, which averaged 0.7 percent, to reallocate demand charges among firm and interruptible sales customers and to pass through to ratepayers increased pipeline rates.

          Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with related gas costs.

          Industrial, Transportation and Other
          ------------------------------------

          Net operating revenues (margin) from industrial firm, industrial interruptible, and transportation customers increased by 14 percent to $15.0 million in the first quarter of 1996 from $13.2 million in the first quarter of 1995. Total volumes delivered to these customers were 8.5 million therms, or six percent, higher in the first quarter of 1996 than in the same period of 1995. In addition to higher volumes, related industrial margins improved due to higher oil prices which resulted in increased revenues from customers whose gas rates are benchmarked against such prices.

          Other revenues, which are primarily related to accumulations or amortizations of regulatory balancing accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report on Form 10-K), increased $0.6 million, or 23 percent, during the first quarter of 1996 compared to the first quarter of 1995. The principal factor was a $0.4 million increase representing the recovery of costs and lost revenues from demand side management programs.

          Cost of Gas
          -----------

          The cost of gas sold was five percent higher during the first quarter of 1996 than in the first quarter of 1995, the result of a 15 percent increase in total gas sales volumes during the first quarter of 1996 which was offset, in part, by a nine percent decrease in the average cost of gas per therm.

     Subsidiary Operations
     ---------------------

          The following table summarizes financial information for the
Company's consolidated wholly-owned subsidiaries:
                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                     1996         1995
                                                     ----         ----
Consolidated Subsidiaries (Thousands):
- -------------------------------------
Net Operating Revenues                              $ 2,337     $ 2,117

Operating Expenses                                    4,595       2,336
                                                    -------     -------
Income (Loss) from Operations                        (2,258)       (219)

Income (Loss) from Financial Investments             (1,221)     (1,538)

Other Income (Expense) and
 Interest Charges                                     3,138          58
                                                    -------     -------
Income (Loss) Before Income Taxes                      (341)     (1,699)

Income Tax Expense (Benefit)                             77        (575)
                                                    -------     -------
Net Income (Loss)                                   $  (418)    $(1,124)
                                                    =======     =======

          Results of operations for the individual subsidiaries for the first quarter of 1996 were net income of $0.2 million for Oregon Natural and a net loss of $0.6 million for Financial Corporation. Due to the seasonal nature of earnings from Financial Corporation's investments, which are primarily electric generating projects in California, results tend to be relatively weaker in the first and fourth calendar quarters and relatively stronger in the second and third quarters.

          Subsidiary results for the first quarter of 1996 improved over the results for the same period in 1995, primarily due to three events. First, Oregon Natural recorded a gain of $2.9 million, equivalent to $0.12 per share, on the sale of its one-third interest in underground gas storage assets in the Mist Field in northwest Oregon to Northwest Natural. Second, as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Oregon Natural recorded a $1.3 million impairment loss on its producing wells, equivalent to a loss of $0.05 per share. Third, during the first quarter of 1996, in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," Oregon Natural recorded a write-down of unproven properties of $1.0 million, equivalent to a loss of $0.04 per share.

          The following discussion summarizes operating expenses, other income (expense), interest charges - net, and income taxes.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $2.4 million, or 14 percent, higher in the first quarter of 1996 compared to the same period in 1995. Northwest Natural's expenses increased primarily due to a higher accrual for annual employee bonuses, reflecting the improvement in earnings ($1.0 million); costs associated with preventive measures due to flood conditions ($0.3 million); and higher costs for employee benefits ($0.3 million) and services due to customer growth ($0.3 million).

          Taxes Other than Income
          -----------------------

          Taxes other than income increased $0.4 million, or six percent, primarily due to a $0.3 million increase in franchise taxes incurred by Northwest Natural as a result of higher gas revenues.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation expense increased $2.8 million, or 28 percent, primarily as the result of impairment ($1.3 million) and abandonment ($1.0 million) expenses recorded by Oregon Natural pursuant, respectively, to the adoption of SFAS No. 121 and the write-down of unproven properties. (See "Subsidiary Operations", above.) Northwest Natural's depreciation expense increased $0.5 million as a result of additional utility plant in service.

     Other Income (Expense)
     ----------------------

          The Company's other income increased $3.6 million in the first quarter of 1996 compared with the same period in 1995, primarily as the result of the $2.9 million gain recorded in the first quarter of 1996 from the sale of Oregon Natural's underground gas storage assets to Northwest Natural. (See "Subsidiary Operations", above.)
In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the profit from this sale, although intercompany in nature, was not eliminated during consolidation since the sales price was approved by the OPUC, and the approximate sales price which resulted in the intercompany gain is expected to be recovered through rates as an allowable cost.

          In addition, Financial Corporation's investment income improved $0.6 million during the first quarter of 1996 compared with the first quarter of 1995. These fluctuations are not uncommon due to the nature of Financial Corporation's investments in wind-powered and solar electric generating projects, which are sensitive to changes in weather conditions from year to year.

     Interest Charges - net
     ----------------------

          The Company's interest expense decreased $0.1 million, or one percent, in the first quarter of 1996 compared to the same period in 1995. Although Northwest Natural sold $10 million of its Medium-Term Notes during the fourth quarter of 1995, other interest expense declined due to lower average commercial paper balances during the first quarter of 1996 than during the same period in 1995.

     Income Taxes
     ------------

          The effective corporate income tax rates for the three months ended March 31, 1996 and 1995 were 40 percent and 39 percent, respectively, which approximate the Company's statutory tax rates for these periods.

Financial Condition
- -------------------

     Capital Structure
     -----------------

          Northwest Natural's capital expenditures for utility construction result from customer growth and system improvements. Northwest Natural finances these expenditures from cash provided by operations, and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities.
In addition to its capital expenditures, the weather-sensitive nature of gas usage by residential and commercial customers affects the Company's financing requirements from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see
Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report on Form 10-K).

          The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report on Form 10-K).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided by operating activities was $2.9 million, or five percent, lower in the first quarter of 1996 compared to the same period in 1995. The reduction was primarily due to rate changes effective in December 1995 to amortize credit balances in regulatory balancing accounts, and to the effects of weather, in combination with customer growth, on accounts receivable, unbilled revenue, inventories of gas, and accounts payable balances.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Part II, Item 8., Note 12, "Notes to Consolidated
Financial Statements" in the Company's 1995 Annual Report on
Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first quarter of 1996 totaled $17.0 million, up $3.4 million, or 25 percent, from the first quarter of 1995. The increase resulted largely from special projects required to serve new customers and to reinforce the gas distribution system in areas experiencing significant growth ($1.0 million); general system reinforcement ($0.6 million); development of a new customer information system ($1.1 million); and related support services ($0.6 million).

          Northwest Natural's construction expenditures are estimated at $80 million for 1996. Over the five year period 1996 through 2000, these expenditures are estimated to be $450 million. The increased level of capital expenditures during the next five years reflects projected customer growth plus the development of additional underground storage facilities with related system reinforcement. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through short-term borrowings which will be refinanced periodically through the sale of long-term debt and equity securities.

          In the first quarter of 1996, non-utility expenditures totaling $1.0 million were incurred by Oregon Natural to develop underground storage ($0.6 million) and to invest in Canadian exploration and production properties ($0.4 million). Oregon Natural expects to invest an additional $6 million, in addition to internally generated funds, in its wholly-owned Canadian gas exploration and production subsidiary, Canor Energy, Ltd., during the next two years. During the first quarter of 1995, Northwest Natural invested $4 million in Oregon Natural for such activities. (See Part II, Item 7. Financial Condition, "Investing Activities," in the Company's 1995 Annual Report on Form 10-K.)

          Financing Activities
          --------------------

          In the first quarter of 1996 internally generated cash was used to reduce short-term debt by $13.3 million. During the first quarter of 1995, the principal financing activity consisted of the sale of $33.0 million of Northwest Natural's Common Stock, the proceeds from which were used primarily to fund Northwest Natural's construction program and to repay short-term debt incurred for that purpose.

     Lines of Credit
     ---------------

               Northwest Natural has available through September 30, 1996, committed lines of credit with five commercial banks totaling $80 million, consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1996, committed lines of credit with two commercial banks totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of Northwest Natural.

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the Northwest Natural or Financial Corporation lines of credit as of March 31, 1996 or March 31, 1995.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue commercial paper, which is supported by the bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of Northwest Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report on Form 10-K).

     Ratios of Earnings to Fixed Charges
     ----------------------------------

          For the 12 months ended March 31, 1996 and December 31, 1995, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.42 and 3.15, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                  PART II.  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

          On February 22, 1996, the Board of Directors adopted a Shareholder Rights Plan and, in connection therewith, declared a dividend of one Right for each outstanding share of Common Stock.
Each Right will entitle shareholders to purchase one tenth of a share of Common Stock for $10.00. In the event that any person acquires more than 15% of the outstanding Common Stock, subject to the terms of the Rights Plan, the Right becomes exercisable entitling each holder (other than the acquiring person or group), for a purchase price equal to ten times the current purchase price of the Right, to purchase that number of shares of Common Stock having a market value equal to twenty times the purchase price of the Right.

          If the Company were acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding Common Stock, each Right would entitle its holder to purchase, for a price equal to ten times the current purchase price of the Right, a number of the acquiring company's common shares having a market value of twenty times the current exercise price of the Right.

          Rights were distributed to shareholders of record on March 15, 1996. No separate certificates were issued. The Rights are evidenced by the existing stock certificates and will expire on March 15, 2006. The distribution is not taxable to shareholders.

          For further information, see the Company's Current Report on Form 8-K filed on February 27, 1996.

Item 5.   OTHER INFORMATION

          The Company's Board of Directors has authorized a three-for-two split of the Company's Common Stock. One additional share of the Common Stock will be issued for every two shares outstanding as of the record date. The Company expects that the split, which is subject to state regulatory approvals, will be effective on September 6, 1996, for shareholders of record on August 23, 1996.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11 - Statement re: Computation of Per Share Earnings.

     Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

     Exhibit 15 - Letter re:  unaudited interim financial information.

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K

          On February 27, 1996, the Company filed a Current Report on Form 8-K regarding the adoption by the Company's Board of Directors of the Shareholder Rights Plan.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHWEST NATURAL GAS COMPANY
                              (Registrant)


Dated:  May 14, 1996                /s/ D. James Wilson
                              --------------------------------
                              D. James Wilson
                              Principal Accounting Officer,
                              Corporate Controller and Treasurer

                  NORTHWEST NATURAL GAS COMPANY

                          EXHIBIT INDEX
                                To
                  Quarterly Report on Form 10-Q
                        For Quarter Ended
                          March 31, 1996



                                                                 Exhibit
                Document                                          Number
- ----------------------------------------------                   --------

Statement re: Computation of Per Share Earnings                      11

Computation of Ratios of Earnings to Fixed Charges                   12

Letter re: unaudited interim financial information                   15

Financial Data Schedule                                              27