Form 10-Q
period 1996-06-30
NORTHWEST NATURAL GAS CO
filed 1996-08-09
CIK 73020

Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996
                                 ------------------------------
                                OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ------      ------
At August 6, 1996, 14,937,152 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                   NORTHWEST NATURAL GAS COMPANY

                           June 30, 1996

                  Summary of Information Reported


The registrant submits herewith the following information:

                   PART I.  FINANCIAL INFORMATION

                                                             Page
Item 1.  Financial Statements                               Number
                                                            ------
     (1) Consolidated Statements of Income for
         the three and six month periods ended
         June 30, 1996 and 1995 and Consolidated
         Statements of Earnings Invested in the
         Business for the six month periods ended
         June 30, 1996 and 1995.                                3

     (2) Consolidated Balance Sheets at June 30,
         1996 and 1995 and December 31, 1995.                   4

     (3) Consolidated Statements of Cash Flows for
         the six month periods ended June 30, 1996
         and 1995.                                              6

     (4) Consolidated Statements of Capitalization
         at June 30, 1996 and 1995 and December 31,
         1995.                                                  7

     (5) Notes to Consolidated Financial Statements.            8

         Independent Accountants' Report                       10

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                             11

                 PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
        Holders                                                23

Item 5. Other Information                                      23

Item 6. Exhibits and Reports on Form 8-K                       24

Signature                                                      24

                      NORTHWEST NATURAL GAS COMPANY

                     PART I.  FINANCIAL INFORMATION
                 (1)  Consolidated Statements of Income
                  (Thousands, Except Per Share Amounts)

                                         Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                         --------------------------------------
                                            1996     1995       1996     1995
                                          -------  -------   --------  -------
Net Operating Revenues:
  Operating revenues                      $71,884   $71,029  $209,445  $196,418
  Cost of sales                            25,701    29,224    79,758    80,768
                                          -------   -------  --------  --------
     Net operating revenues                46,183    41,805   129,687   115,650
                                          -------   -------  --------  --------
Operating Expenses:
  Operations and maintenance               18,114    18,550    38,114    36,131
  Taxes other than income taxes             5,028     5,936    12,895    13,390
  Depreciation, depletion and
   amortization                            10,730     9,780    23,434    19,689
                                          -------   -------  --------  --------
     Total operating expenses              33,872    34,266    74,443    69,210
                                          -------   -------  --------  --------
Income from Operations                     12,311     7,539    55,244    46,440
                                          -------   -------  --------  --------
Other Income                                2,525     4,267     5,006     3,180
                                          -------   -------  --------  --------
Interest Charges - net                      6,276     6,361    12,772    12,923
                                          -------   -------  --------  --------
Income Before Income Taxes                  8,560     5,445    47,478    36,697
Income Taxes                                3,052     1,937    18,614    14,137
                                          -------   -------  --------  --------
Net Income                                  5,508     3,508    28,864    22,560
Preferred and preference stock
 dividend requirements                        685       690     1,376     1,425
                                          -------   -------  --------  --------
Earnings Applicable to Common Stock       $ 4,823   $ 2,818  $ 27,488  $ 21,135
                                          =======   =======  ========  ========
Average Common Shares Outstanding          14,895    14,700    14,872    14,308
Primary Earnings Per Share of
 Common Stock                               $0.32     $0.19     $1.85     $1.48
Fully-Diluted Earnings Per Share
 of Common Stock                            $0.32         *     $1.82     $1.45
Dividends Per Share of Common Stock         $0.45     $0.44     $0.90     $0.88

*Anti-dilutive

See accompanying Notes to Consolidated Financial Statements.
=============================================================================

      Consolidated Statements of Earnings Invested in the Business
              (Thousands, Six Month Periods Ended June 30)
                                                    1996            1995
                                                  --------        --------
Balance at Beginning of Period                    $105,651        $ 97,275
     Net Income                                     28,864          22,560
     Cash Dividends:
        Preferred and preference stock              (1,388)         (1,455)
        Common stock                               (13,369)        (12,375)
     Capital stock expense and other                  (548)         (1,402)
                                                  --------        --------
Balance at End of Period                          $119,210        $104,603
                                                  ========        ========
See accompanying Notes to Consolidated Financial Statements.

                      NORTHWEST NATURAL GAS COMPANY

                     PART I.  FINANCIAL INFORMATION
                     (2) Consolidated Balance Sheets
                         (Thousands of Dollars)


                                              June 30,     June 30,   Dec. 31,
                                                1996         1995       1995
                                             ----------    --------   --------
Assets:
Plant and Property in Service:
   Utility plant in service                  $1,010,180    $936,695   $969,075
   Less accumulated depreciation                322,384     293,789    308,702
                                             ----------    --------   --------
       Utility plant - net                      687,796     642,906    660,373

   Non-utility property                          43,697      52,211     53,807
   Less accumulated depreciation
    and depletion                                14,397      25,985     16,997
                                             ----------    --------   --------
       Non-utility property - net                29,300      26,226     36,810
                                             ----------    --------   --------
       Total plant and property
        in service                              717,096     669,132    697,183
                                             ----------    --------   --------
Investments and Other:
   Investments                                   31,258      32,934     34,126
   Long-term notes receivable                     3,404       4,551      3,756
                                             ----------    --------   --------
       Total investments and other               34,662      37,485     37,882
                                             ----------    --------   --------
Current Assets:
   Cash and cash equivalents                      3,355      18,686      7,782
   Accounts receivable - net                     25,909      19,253     34,385
   Accrued unbilled revenue                       5,058       5,843     21,493
   Inventories of gas, materials
    and supplies                                 14,531      14,387     14,254
   Prepayments and other current
    assets                                        8,747       6,160     12,396
                                             ----------    --------   --------
       Total current assets                      57,600      64,329     90,310
                                             ----------    --------   --------
Regulatory Tax Assets                            60,430      60,430     60,430
                                             ----------    --------   --------
Deferred Debits and Other                        47,205      45,555     43,472
                                             ----------    --------   --------
       Total Assets                          $  916,993    $876,931   $929,277
                                             ==========    ========   ========

See accompanying Notes to Consolidated Financial Statements.

                     NORTHWEST NATURAL GAS COMPANY
                     PART I.  FINANCIAL INFORMATION
                    (2) Consolidated Balance Sheets
                         (Thousands of Dollars)
                                              June 30,    June 30,    Dec. 31,
                                                1996        1995        1995
                                              --------    --------    --------
Capitalization and Liabilities:
Capitalization:
   Common stock                                $221,117    $215,133   $217,901
   Earnings invested in the business            119,210     104,603    105,651
                                               --------    --------   --------
       Total common stock equity                340,327     319,736    323,552

   Preference stock                              25,000      25,000     25,000
   Redeemable preferred stock                    13,749      14,840     14,840
   Long-term debt                               253,499     276,066    279,945
                                               --------    --------   --------
       Total capitalization                     632,575     635,642    643,337
                                               --------    --------   --------
Current Liabilities:
   Notes payable                                 21,301      16,321     28,832
   Accounts payable                              36,214      27,903     41,784
   Long-term debt due within one year            32,000      16,000     21,000
   Taxes accrued                                  5,859       5,335     10,281
   Interest accrued                               4,536       4,574      4,617
   Other current and accrued
    liabilities                                  13,425      11,793     13,204
                                               --------    --------   --------
       Total current liabilities                113,335      81,926    119,718
                                               --------    --------   --------
Deferred Investment Tax Credits                  11,952      12,877     12,493
                                               --------    --------   --------
Deferred Income Taxes                           123,675     116,990    118,692
                                               --------    --------   --------
Regulatory Balancing Accounts and
 Other                                           35,456      29,496     35,037
                                               --------    --------   --------
Commitments and Contingent
 Liabilities                                          -           -          -
                                               --------    --------   --------
       Total Capitalization and
        Liabilities                            $916,993    $876,931   $929,277
                                               ========    ========   ========

See accompanying Notes to Consolidated Financial Statements.

                      NORTHWEST NATURAL GAS COMPANY


                      PART I.  FINANCIAL INFORMATION
                (3)  Consolidated Statements of Cash Flows
                          (Thousands of Dollars)
                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                             1996       1995
                                                           -------    -------
Operating Activities:
  Net income                                               $28,864    $22,560
  Adjustments to reconcile net income to net
   cash provided by operations:
      Depreciation, depletion and amortization              23,434     19,689
      Gain on sale of assets                                (2,897)         -
      Deferred income taxes and investment tax credits       4,442      3,904
      Equity in losses of investments                          291        455
      Allowance for funds used during construction            (653)      (272)
      Regulatory balancing accounts and other - net         (3,314)    (3,650)
          Cash from operations before working              -------    -------
            capital changes                                 50,167     42,686
      Changes in operating assets and liabilities:
          Accounts receivable                                8,476     22,899
          Accrued unbilled revenue                          16,435     14,477
          Inventories of gas, materials and supplies          (277)       571
          Accounts payable                                  (5,570)   (20,614)
          Accrued interest and taxes                        (4,503)    (1,245)
          Other current assets and liabilities               3,870      3,917
                                                           -------    -------
      Cash Provided By Operating Activities                 68,598     62,691
                                                           -------    -------
Investing Activities:
  Acquisition and construction of utility plant assets     (36,411)   (31,412)
  Investment in non-utility plant                           (3,386)    (2,881)
  Investments and other                                      2,929       (843)
                                                           -------    -------
      Cash Used In Investing Activities                    (36,868)   (35,136)
                                                           -------    -------
Financing Activities:
  Common stock issued                                        2,770     36,922
  Preference stock retired                                       -       (174)
  Preferred stock retired                                   (1,091)    (1,110)
  Long-term debt retired                                   (26,000)       (10)
  Change in short-term debt                                  3,469    (37,333)
  Cash dividend payments:
      Preferred and preference stock                        (1,388)    (1,455)
      Common stock                                         (13,369)   (12,375)
  Capital stock expense and other                             (548)    (1,402)
                                                           -------    -------
      Cash Used For Financing Activities                   (36,157)   (16,937)
                                                           -------    -------
Increase (Decrease) in Cash and Cash Equivalents            (4,427)    10,618

Cash and Cash Equivalents - Beginning of Period              7,782      8,068
                                                           -------    -------
Cash and Cash Equivalents - End of Period                  $ 3,355    $18,686
                                                           =======    =======
=============================================================================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
      Interest                                             $12,723    $12,752
      Income Taxes                                         $16,700    $12,504
=============================================================================
Supplemental Disclosure of Noncash Financing Activities
  Conversion to common stock:
      $2.375 Series of Convertible Preference Stock        $     -    $ 1,078
      7-1/4 percent Series of Convertible Debentures       $   446    $     -
=============================================================================
See accompanying Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
                      PART I.  FINANCIAL INFORMATION
               (4) Consolidated Statements of Capitalization
                     (Thousands, except share amounts)

                                      Jun. 30, 1996      Jun. 30, 1995      Dec. 31, 1995
- ---------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
   Common stock - par value $3-1/6
     per share                        $ 47,273           $ 46,674           $ 46,958
   Premium on common stock             173,844            168,459            170,943
   Earnings invested in business       119,210            104,603            105,651
                                      --------           --------           --------
     Total common stock equity         340,327    54%     319,736     50%    323,552    50%
                                      --------   ----    --------    ----   --------   ----
PREFERENCE STOCK:
   $6.95 Series, stated value
     $100 per share                     25,000             25,000             25,000
                                      --------           --------           --------
     Total preference stock             25,000     4%      25,000     4%      25,000     4%
                                      --------   ----    --------   ----    --------   ----
REDEEMABLE PREFERRED STOCK, stated
 value $100 per share:
   $4.68  Series                           391                552                552
   $4.75  Series                           608                788                788
   $7.125 Series                        12,750             13,500             13,500
                                      --------           --------           --------
     Total redeemable preferred stock   13,749     2%      14,840     2%      14,840     2%
                                      --------   ----    --------   ----    --------   ----
LONG-TERM DEBT:
   First Mortgage Bonds
   --------------------
     9-3/4% Series due 2015             50,000             50,000             50,000
     9-1/8% Series due 2019             24,000             25,000             24,000
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     4.80% Series A due 1996                 -              5,000              5,000
     7.38% Series A due 1997            20,000             20,000             20,000
     7.69% Series A due 1999            10,000             10,000             10,000
     5.96% Series B due 2000             5,000              5,000              5,000
     5.98% Series B due 2000             5,000              5,000              5,000
     8.05% Series A due 2002            10,000             10,000             10,000
     6.40% Series B due 2003            20,000             20,000             20,000
     6.34% Series B due 2005             5,000              5,000              5,000
     6.38% Series B due 2005             5,000              5,000              5,000
     6.45% Series B due 2005             5,000              5,000              5,000
     6.50% Series B due 2008             5,000              5,000              5,000
     8.26% Series B due 2014            10,000             10,000             10,000
     8.31% Series B due 2019            10,000             10,000             10,000
     9.05% Series A due 2021            10,000             10,000             10,000
     7.25% Series B due 2023            20,000             20,000             20,000
     7.50% Series B due 2023             4,000              4,000              4,000
     7.52% Series B due 2023            11,000             11,000             11,000
     6.52% Series B due 2025            10,000                  -             10,000
   Unsecured:
     4.90% Series A due 1996                 -             10,000             10,000
     8.69% Series A due 1996             5,000              5,000              5,000
     7.40% Series A due 1997             5,000              5,000              5,000
     8.93% Series A due 1998             5,000              5,000              5,000
     8.95% Series A due 1998            10,000             10,000             10,000
     8.47% Series A due 2001            10,000             10,000             10,000
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012             11,499             12,066             11,945
                                      --------           --------           --------
                                       285,499            292,066            300,945
Less long-term debt due within
 one-year                               32,000             16,000             21,000
                                      --------           --------           --------
     Total long-term debt              253,499    40%     276,066    44%     279,945    44%
                                      --------   ----    --------   ----    --------   ----
     TOTAL CAPITALIZATION             $632,575   100%    $635,642   100%    $643,337   100%
                                      ========   ====    ========   ====    ========   ====
- ----------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                  NORTHWEST NATURAL GAS COMPANY
         (5)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of financial statements

        The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the three and six month periods ended June 30, 1996 and 1995 are not indicative of the results for a full year.

        Certain amounts from the prior year have been reclassified to conform with the 1996 presentation.

2.      Accounting Pronouncements

        In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever the carrying amount of the asset may not be recoverable, and requires that assets committed to be disposed of be recorded at the lower of the carrying amount or fair value less cost to sell. As a result of adopting SFAS No. 121, Oregon Natural Gas Development Corporation (Oregon Natural), a wholly-owned subsidiary of the Company, recorded an impairment loss with respect to producing wells of $1.3 million, equivalent to a loss of $0.05 per share, during the first quarter of 1996. No impairment was recorded for certain other operating wells held for sale because, in the opinion of management, the fair value of this group of wells is greater than the carrying amount. In addition, in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," Oregon Natural recorded write-downs of unproven gas properties equivalent to $0.04 per share, also in the first quarter of 1996.

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

3.      Contingent Liabilities

        See Part I, Item 2., "Environmental Matters" below, and
Part II, Item 7., "Contingent Liabilities" and "Environmental
Matters" in the Company's 1995 Annual Report on Form 10-K.



DELOITTE & TOUCHE LLP
        --------------------------------------------------------
        3900 US Bancorp Tower         Telephone:  (503) 222-1341
        111 SW Fifth Avenue           Facsimile:  (503) 224-2172
        Portland, OR  97204-3698


INDEPENDENT ACCOUNTANTS' REPORT




Northwest Natural Gas Company
Portland, Oregon


We have made a review of the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income for the three- and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of earnings invested in the business and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Northwest Natural Gas Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, earnings invested in the business, and cash flows for the year then ended (not presented herein), and in our report dated February 20, 1996, we expressed an unqualified opinion on those consolidated financial statements which includes an explanatory paragraph relating to the change in the Company's method of accounting for income taxes and postretirement benefits. In our opinion, the information set forth in the accompanying consolidated balance sheet and consolidated statement of capitalization as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP
July 25, 1996

                  NORTHWEST NATURAL GAS COMPANY

                  PART I. FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

        The consolidated financial statements include:
        Regulated Utility:
             Northwest Natural Gas Company (Northwest Natural) Non-regulated wholly-owned businesses:
             Oregon Natural Gas Development Corporation (Oregon Natural) - (merged with and into Northwest Natural during the second quarter of 1996)
             Canor Energy, Ltd. (Canor)
             NNG Financial Corporation (Financial Corporation)

        Two other subsidiaries, Pacific Square Corporation
(Pacific Square) and NNG Energy Systems, Inc. (Energy Systems) were dissolved during 1995.

        Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II,
Item 8., Note 2, "Notes to Consolidated Financial Statements", in the Company's 1995 Annual Report on Form 10-K).

        The following is management's assessment of the Company's financial condition including the principal factors that impact results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 1996 and 1995.

Earnings and Dividends
- ----------------------

        The Company earned $4.8 million, or $0.32 per share, in its second quarter ended June 30, 1996, compared to $2.8 million, or $0.19 per share, in last year's second quarter. Northwest Natural's results improved by $2.5 million while subsidiary results were lower by $0.5 million.

        Northwest Natural earned $0.25 per share from utility operations in the second quarter of 1996, compared to $0.09 per share in the same period in 1995. The utility's improved results in the second quarter are primarily due to 5.2 percent customer growth since June 30, 1995, which contributed an estimated $0.08 per share in net operating revenues (margin), and a gain equivalent to $0.06 per share from the settlement of an appeal relating to property taxes in Oregon. The Company estimates that cooler weather conditions improved margin in the second quarter by the equivalent of $0.01 per share over last year's results.

        Subsidiary net income was $1.0 million for the quarter ended June 30, 1996, compared to $1.6 million in last year's second quarter. The subsidiaries' earnings for the quarter were equivalent to $0.07 per share, down from $0.10 per share for the same period in 1995. The 1995 subsidiary results included a gain equivalent to $0.06 per share resulting from a final distribution to Energy Systems under the bankruptcy reorganization plan of its California cogeneration subsidiary.

        The Company earned $27.5 million, or $1.85 per share, and $21.1 million, or $1.48 per share, for the six months ended June 30, 1996 and June 30, 1995, respectively. Year-to-date, Northwest Natural earned $1.81 per share from utility operations, compared to $1.45 per share in the same period in 1995. The improved results for the year-to-date are primarily due to weather that was colder than last year, adding an estimated $0.40 per share to margin over last year's results.

        The estimates of margin impacts on three-month and six-month results due to weather conditions and customer growth are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends," in the Company's 1995 Annual Report on Form 10-K).

        Dividends paid on common stock were $0.45 per share for the three-month period ended June 30, 1996 and $0.44 per share for the three-month period ended June 30, 1995. The Board of Directors of the Company has declared a quarterly dividend of $0.45 per share on its common stock, payable August 15, 1996, to shareholders of record on July 31, 1996. The current indicated annual dividend rate is $1.80 per share.

Results of Operations
- ---------------------
   Comparison of Gas Utility Operations
   ------------------------------------

        The following table summarizes the composition of gas
utility volumes and revenues:
                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                    ------------------   -----------------
                                     1996      1995       1996        1995
                                     ----      ----       ----        ----
Gas Sales and Transportation
 Volumes - Therms (000's):
   Residential and commercial sales 104,344    95,408    330,888     287,295
   Unbilled volumes                 (14,773)  (11,176)   (32,585)    (26,742)
                                    -------   -------    -------     -------
       Weather-sensitive volumes     89,571    84,232    298,303     260,553
   Industrial firm sales             22,568    19,992     49,669      43,724
   Industrial interruptible sales    14,311    19,725     36,519      43,744
                                    -------   -------    -------     -------
       Total gas sales              126,450   123,949    384,491     348,021
   Transportation deliveries         97,133    92,837    201,910     190,667
                                    -------   -------    -------     -------
   Total volumes sold and delivered 223,583   216,786    586,401     538,688
                                    =======   =======    =======     =======
Utility Operating Revenues
 - Dollars (000's):
   Residential and commercial
    revenues                        $57,885   $56,600    $178,268   $166,077
   Unbilled revenues                 (7,314)   (5,866)    (16,434)   (14,477)
                                    -------   -------    --------   --------
       Weather-sensitive revenues    50,571    50,734     161,834    151,600
   Industrial firm sales revenues     7,618     7,569      16,894     16,691
   Industrial interruptible sales
    revenues                          3,827     5,649       9,860     12,513
                                    -------   -------    --------   --------
       Total gas sales revenues      62,016    63,952     188,588    180,804
   Transportation revenues            5,401     3,964      10,836      7,777
   Other revenues                     1,979     1,553       5,196      4,160
                                    -------   -------    --------   --------
   Total utility operating revenues $69,396   $69,469    $204,620   $192,741
                                    =======   =======    ========   ========
Cost of gas                         $25,701   $29,224    $ 79,758   $ 80,768
                                    =======   =======    ========   ========
Total number of customers (end
 of period)                         417,200   396,500     417,200    396,500
                                    =======   =======     =======   ========
Actual degree days                      705       649       2,653      2,339
                                    =======   =======     =======   ========
20-year average degree days             679       689       2,543      2,563
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

          Weather conditions were four percent cooler than average in the second quarter of 1996, and nine percent cooler than in the second quarter of 1995. Year-to-date weather conditions in 1996 were four percent cooler than the 20-year average, and 13 percent cooler than year-to-date in 1995.

          Besides the effect of the cooler weather, the volumes of gas sold also were increased by the addition of 20,700 new customers since June 30, 1995. Customer growth continues at a rapid rate relative to others in the industry. The residential and commercial customers added since June 30, 1995, represent a growth rate of 5.2 percent. In the three years ended
December 31, 1995, almost 57,000 customers were added to the system, representing an average growth rate over that period of
5.1 percent.

          Although the volumes of gas sold attributable to residential and commercial customers were 14 percent higher in the current six-month period, related revenues for the six-month period increased only seven percent due to rate decreases reflecting lower gas costs effective in December 1995 which averaged 6.7 percent in Oregon and 8.0 percent in Washington.

          Volumes sold to residential and commercial customers increased by six percent for the three-month period ended
June 30, 1996, compared to the same period in 1995, while corresponding revenues were unchanged, due to the same factors discussed for the year-to-date results.

          Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with related gas costs.

          Industrial, Transportation and Other
          ------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 1.5 million therms, or one percent, higher in the second quarter of 1996, and
10.0 million therms, or four percent, higher for the six months ended June 30, 1996, compared to the same periods in 1995.

          The combined margin from industrial firm and interruptible sales and transportation customers increased by nine percent, from $11.6 million in the second quarter of 1995 to $12.6 million in the second quarter of 1996. For the current six-month period, margin from these customers increased 11 percent, from $24.8 million in 1995 to $27.6 million in 1996. The margin increases were primarily due to more deliveries in the higher margin-per-therm industrial firm customer category.

          Other revenues are primarily related to additions to or amortization of regulatory balancing accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements", in the Company's 1995 Annual Report on Form 10-K).

          Cost of Gas
          -----------

          The cost of gas sold was $25.7 million during the second quarter of 1996, down from $29.2 million during the second quarter of 1995. Although total gas sales volumes were two percent higher in the second quarter of 1996 than in the second quarter of 1995, the cost of gas per therm was 14 percent lower.

          The cost of gas sold was one percent lower during the six-month period ended June 30, 1996 compared to the same period in 1995. The decrease was due to the combined effect of a 10 percent increase in gas sales volumes and an 11 percent decrease in the cost of gas per therm.

     Subsidiary Operations
     ---------------------

          The following table summarizes financial information for the
Company's consolidated wholly-owned subsidiaries:
                             Three Months Ended      Six Months Ended
                                  June 30,               June 30,
                             ------------------      ----------------
Consolidated Subsidiaries
(Thousands):                   1996      1995          1996       1995
- ----------------------------   ----      ----          ----       ----
Net Operating Revenues        $2,488    $1,560        $4,825     $3,677

Operating Expenses             2,273     2,534         6,868      4,870
                              ------    ------        ------     ------
Income(Loss) from Operations     215      (974)       (2,043)    (1,193)

Income(Loss) from Financial
 Investments                     893     1,044          (328)      (494)
Other Income and Interest
 Charges                         374     2,318         3,512      2,376
                              ------    ------        ------     ------
Income Before Income Taxes     1,482     2,388         1,141        689

Income Tax Expense               464       835           541        260
                              ------    ------        ------     ------
Net Income                    $1,018    $1,553        $  600     $  429
                              ======    ======        ======     ======

          Consolidated subsidiary results for the three months ended June 30, 1996 and 1995, were net income equivalent to $0.07 per share and $0.10 per share, respectively. Net income for the individual subsidiaries for the second quarter of 1996 was $0.6 million for Financial Corporation and $0.4 million for Oregon Natural.

          At the end of the second quarter of 1996, Oregon Natural transferred all of its assets to Financial Corporation, other than cash, intercompany receivables, the stock of Canor (previously a wholly-owned subsidiary of Oregon Natural), and its ownership interest in a Boeing 747 jet leased to Continental Airlines. The transferred assets are primarily interests in certain gas-producing properties in the western United States. Oregon Natural then was merged with and into Northwest Natural, with the result that Canor became a wholly-owned subsidiary of Northwest Natural.

          The following discussion summarizes operating expenses, other income, interest charges - net, and income taxes.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $2.0 million, or six percent, higher for the six months ended June 30, 1996, than for the same period in 1995. Northwest Natural's expenses increased $2.5 million primarily due to work relating to cold weather and flood conditions ($0.5 million); higher accruals for uncollectible accounts ($0.3 million); an accrual for environmental investigation costs ($0.4 million); and increased employee bonus accruals ($1.0 million). Subsidiary expenses decreased $0.5 million primarily due to a decline in Oregon Natural's production costs.

          Taxes Other Than Income Taxes
          -----------------------------

          Taxes other than income taxes decreased $0.4 million, or four percent, in the first six months of 1996 compared to the same period in 1995, due to a reduction in property tax expense.

          Northwest Natural recorded an adjustment in the second quarter reducing property tax expense by $0.4 million, representing the current-year effect of refunds of property taxes under the settlement of a property valuation appeal in Oregon. The settlement reduced Northwest Natural's assessed property values for the current and prior property tax years by an average of about nine percent.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense increased $3.7 million, or 19 percent, in the first six months of 1996 compared to the same period in 1995. This increase was primarily due to impairment ($1.3 million) and abandonment ($1.0 million) expenses recorded by Oregon Natural, pursuant to the adoption of SFAS No. 121 and the write-down of unproven properties, respectively. Northwest Natural's depreciation expense increased $1.2 million as a result of additional utility plant in service.

     Other Income
     ------------

          Other income for the six-month period ended June 30, 1996, was $1.8 million higher than in the same period in 1995. Oregon Natural recognized a $2.9 million gain in the first quarter of 1996 from the sale of underground gas storage assets to Northwest Natural. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the profit from this sale, although intercompany in nature, was not eliminated during consolidation since the sales price was approved by the Public Utility Commission of Oregon and the approximate sales price which resulted in the intercompany gain is expected to be recovered through rates as an allowable cost. Northwest Natural recorded a $0.8 million pre-tax gain in the second quarter of 1996, due to the prior-year portion of refunds of property taxes under the settlement of a property valuation appeal in Oregon (see "Taxes Other Than Income Taxes," above). In the second quarter of 1995, Energy Systems recorded a $2.0 million pre-tax gain due to a final distribution under the reorganization plan of its California subsidiary.

     Interest Charges - Net
     ----------------------

          Interest charges decreased $0.1 million and $0.2 million, respectively, for the three- and six-month periods ended June 30, 1996 compared to the same periods in 1995, primarily due to a reduction in short-term borrowings.

     Income Taxes
     ------------

          The effective corporate income tax rate was 39.2 percent for the six-month period ended June 30, 1996, and 38.5 percent for the six-month period ended June 30, 1995. These rates approximate the Company's statutory tax rates for those periods.

Financial Condition
- -------------------

     Capital Structure
     -----------------

          Northwest Natural's capital expenditures are required for utility construction relating to customer growth and system improvements. Northwest Natural finances these expenditures from cash provided by operations, and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of gas usage by Northwest Natural's residential and commercial customers influences the Company's financial condition, including its financing requirements, from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements", in the Company's 1995 Annual Report on Form 10-K).

          The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements", in the Company's 1995 Annual Report on Form 10-K).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities was $5.9 million, or nine percent, higher in the first six months of 1996 than in the same period in 1995, primarily due to cooler weather during the first six months of 1996 and the resulting increases in gas deliveries and related margins from weather-sensitive customers.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements", in the Company's 1995 Annual Report on
Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first six months of 1996 totaled $36.4 million, up $5.0 million, or 16 percent, from the first six months of 1995. The increase included higher amounts for gas distribution system investments in areas experiencing significant growth ($1.5 million); system reinforcement ($1.3 million); and development of a new customer information system ($0.6 million).

          Northwest Natural's construction expenditures are estimated at $80 million for 1996. Over the five-year period 1996 through 2000, these expenditures are estimated at $450 million. The increased level of capital expenditures during the next five years reflects projected customer growth plus the development of additional underground storage facilities with related system reinforcement. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through short-term borrowings which will be refinanced periodically through the sale of long-term debt and equity securities.

          During the first six months of 1996 and 1995, non-utility capital expenditures were primarily for exploration and development of Canor's Canadian properties. During the first quarter of 1995, the Company invested $4 million for such activities. (See Part II, Item 7. Financial Condition, "Investing Activities", in the Company's 1995 Annual Report on Form 10-K.)

          Financing Activities
          --------------------

          Cash used for financing activities in the first six months of 1996 totaled $36.2 million, up $19.2 million from the first six months of 1995, primarily due to the retirement of $15.0 million of long-term debt.

     Lines of Credit
     ---------------

               Northwest Natural has available through September 30, 1996, committed lines of credit totaling $80 million, consisting of a primary fixed amount of $40 million plus an excess amount of up to $40 million available as needed, at Northwest Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1996, committed lines of credit totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of Northwest Natural. Northwest Natural and Financial Corporation anticipate extending these lines for an additional year during the third quarter.

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest Natural and Financial Corporation pay commitment fees, but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances under either the Northwest Natural or the Financial Corporation lines of credit as of June 30, 1996 or June 30, 1995.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of Northwest Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements", in the Company's 1995 Annual Report on Form 10-K).

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 12 months ended June 30, 1996, and December 31, 1995, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.54 and 3.15, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Environmental Matters
- ---------------------

          The Company previously reported that the City of Salem had requested Northwest Natural's participation in its review of an environmental assessment of riverfront property in Salem to be developed as a park, including a block previously owned by Northwest Natural which was the site of a former manufactured gas plant. The City had determined that there is environmental contamination on the site, and that a remediation process involving Northwest Natural and other prior owners of the block would be required.

          In May 1996, Northwest Natural agreed to a settlement of the City's claim under which Northwest Natural paid $170,000 to the City as a contribution toward development of the park, in return for a release from any further liability for costs incurred by the City for remediation of the site.

          The Company also has reported that Northwest Natural may be required to participate in environmental remediation processes for another, currently-owned site in Linnton, Oregon, and that in 1993, the Company recorded an expense of $0.5 million for the estimated costs of consultants' fees, regulatory oversight cost reimbursements, and legal fees in connection with the voluntary investigation at that site. In June 1996, the Company recorded an additional $0.4 million of expense for estimated costs of the continuing investigation.

          For further information concerning these and other matters with respect to which there have been no material developments during the first half of 1996, see Part II, Item 7., "Environmental Matters," in the Company's 1995 Annual Report on Form 10-K.


                      PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Northwest Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 23, 1996. At the meeting, four director-nominees were elected to three year terms, as follows:

                                                             Share
                              Term        Share Votes        Votes
Director-nominee            Expiring          For           Withheld
- ----------------            --------      -----------       --------

Mary Arnstad                  1999         12,496,030        341,375
Thomas E. Dewey, Jr.          1999         12,496,834        340,571
Richard G. Reiten             1999         12,492,179        345,226
Benjamin R. Whiteley          1999         12,501,402        336,003

          There were no broker non-votes with respect to the election of the director-nominees.

          The other eight directors whose terms of office as directors continued after the annual meeting are: Tod R. Hamachek, Richard B. Keller, Wayne D. Kuni, Robert L. Ridgley, Dwight A.
Sangrey, Melody C. Teppola, Russell F. Tromley and William R. Wiley.

          The shareholders also elected Deloitte & Touche LLP, certified public accountants, as Northwest Natural's auditors for the year 1996 by the following vote: 12,668,441 shares for; 50,317 against; and 118,647 abstained. There were no broker non-votes on this item.

Item 5.   Other Information
          -----------------

          The Company's Board of Directors has approved a three-for-two stock split of the Company's Common Stock. One additional share of the Common Stock will be issued for every two shares outstanding as of the record date. The stock split will be accomplished by means of a 50 percent stock dividend payable on September 6, 1996, to shareholders of record on August 23, 1996.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     Exhibit 3 - Bylaws of Northwest Natural Gas Company

     Exhibit 11 - Statement re: computation of per share earnings.

     Exhibit 12 - Computation of ratio of earnings to fixed charges.

     Exhibit 15 - Letter re:  unaudited interim financial information.

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.





SIGNATURE
- ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              NORTHWEST NATURAL GAS COMPANY
                              (Registrant)

                                   /s/ D. James Wilson
Dated: August 9, 1996         ------------------------------
                              D. James Wilson
                              Principal Accounting Officer,
                              Corporate Controller and Treasurer

                     NORTHWEST NATURAL GAS COMPANY

                             EXHIBIT INDEX
                                   to
                     Quarterly Report on Form 10-Q
                           For Quarter Ended
                             June 30, 1996


                                                       Exhibit
Document                                               Number
- --------                                               -------

Bylaws of Northwest Natural Gas Company                    3

Statement Re:  Computation of Per Share Earnings           11

Computation of Ratio of Earnings to Fixed Charges          12

Letter Re:  Unaudited Interim Financial Information        15

Financial Data Schedule                                    27