Form 10-Q
period 1996-09-30
NORTHWEST NATURAL GAS CO
filed 1996-11-13
CIK 73020

Form 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                                   ------------------------------
                                OR
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

At November 8, 1996, 22,484,940 shares of the registrant's Common
Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                  NORTHWEST NATURAL GAS COMPANY

                        September 30, 1996

                 Summary of Information Reported


The registrant submits herewith the following information:

                  PART I.  FINANCIAL INFORMATION

                                                          Page
Item 1.   Financial Statements                           Number
                                                         ------
    (1)   Consolidated Statements of Income for the
          three and nine month periods ended
          September 30, 1996 and 1995 and Consolidated
          Statements of Earnings Invested in the
          Business for the nine month periods ended
          September 30, 1996 and 1995.                        3

    (2)   Consolidated Balance Sheets at September 30,
          1996 and 1995 and December 31, 1995.                4

    (3)   Consolidated Statements of Cash Flows for
          the nine month periods ended September 30,
          1996 and 1995.                                      6

    (4)   Consolidated Statements of Capitalization
          at September 30, 1996 and 1995 and December 31,
          1995.                                               7

    (5)   Notes to Consolidated Financial Statements.         8

          Independent Accountants' Report                    10

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition      11

                   PART II.  OTHER INFORMATION

Item 3.   Changes in Securities                              23

Item 5.   Other Information                                  23

Item 6.   Exhibits and Reports on Form 8-K                   24

Signature                                                    24
                      NORTHWEST NATURAL GAS COMPANY
                     PART I.  FINANCIAL INFORMATION
                 (1)  Consolidated Statements of Income
                  (Thousands, Except Per Share Amounts)

                                        Three Months         Nine Months
                                             Ended              Ended
                                         September 30,      September 30,
                                       -----------------  ------------------
                                         1996     1995       1996      1995
                                        -------  -------   --------  --------
Net Operating Revenues:
   Operating revenues                   $50,585  $48,644   $260,030  $245,062
   Cost of sales                         16,007   20,613     95,765   101,381
                                        -------  -------    -------- --------
      Net operating revenues             34,578   28,031    164,265   143,681
                                        -------  -------    -------- --------
Operating Expenses:
   Operations and maintenance            17,326   16,953     55,440    53,084
   Taxes other than income taxes          3,802    4,913     16,697    18,303
   Depreciation, depletion and
    amortization                          8,736   10,377     32,170    30,066
                                        -------  -------    -------- --------
      Total operating expenses           29,864   32,243    104,307   101,453
                                        -------  -------    -------- --------
Income (Loss) from Operations             4,714   (4,212)    59,958    42,228
                                        -------  -------    -------- --------
Other Income                              1,949    3,542      6,955     6,722
                                        -------  -------    -------- --------
Interest Charges - net                    6,617    6,298     19,389    19,221
                                        -------  -------    -------- --------
Income (Loss) Before Income Taxes            46   (6,968)    47,524    29,729
Income Taxes                               (209)  (2,620)    18,405    11,517
                                        -------  -------    -------- --------
Net Income (Loss)                           255   (4,348)    29,119    18,212
Preferred and preference stock
 dividend requirements                      673      690      2,049     2,115
                                        -------  -------    -------- --------
Earnings (Loss) Applicable to Common
 Stock                                   $ (418) $(5,038)   $ 27,070 $ 16,097
                                        =======  =======    ======== ========
Average Common Shares Outstanding        22,435   22,141      22,351   21,688
Primary Earnings (Loss) Per Share of
 Common Stock                            $(0.02) $ (0.23)  $   1.21  $   0.74
Fully-Diluted Earnings Per Share
 of Common Stock                              *        *   $   1.20  $   0.74
Dividends Per Share of Common Stock      $ 0.30  $ 0.293   $   0.90  $   0.88

*Anti-dilutive

See accompanying Notes to Consolidated Financial Statements.
==============================================================================
          Consolidated Statements of Earnings Invested in the Business
                (Thousands, Nine Month Periods Ended September 30)

                                                  1996          1995
                                                -------        -------
Balance at Beginning of Period                  $105,651       $97,275
   Net Income                                     29,119        18,212
   Cash Dividends:
      Preferred and preference stock              (2,061)       (2,146)
      Common stock                               (20,091)      (18,862)
   Stock Dividend                                (23,704)            -
   Capital stock expense and other                  (614)       (1,633)
                                                 -------       -------
Balance at End of Period                        $ 88,300       $92,846
                                                ========       =======
See accompanying Notes to Consolidated Financial Statements.

                     NORTHWEST NATURAL GAS COMPANY

                     PART I.  FINANCIAL INFORMATION
                     (2) Consolidated Balance Sheets
                         (Thousands of Dollars)


                                              Sept. 30,  Sept. 30,   Dec. 31,
                                               1996         1995       1995
                                              --------    --------   -------
Assets:
Plant and Property in Service:
   Utility plant in service                  $1,028,941   $952,435   $969,075
   Less accumulated depreciation                329,997    302,528    308,702
                                               --------   --------   --------
       Utility plant - net                      698,944    649,907    660,373

   Non-utility property                          44,259     49,669     53,807
   Less accumulated depreciation
    and depletion                                15,493     23,077     16,997
                                               --------   --------   --------
       Non-utility property - net                28,766     26,592     36,810
                                               --------   --------   --------
       Total plant and property
        in service                              727,710    676,499    697,183
                                               --------   --------   --------
Investments and Other:
   Investments                                   32,764     36,618     34,126
   Long-term notes receivable                     1,684      3,722      3,756
                                               --------   --------   --------
       Total investments and other               34,448     40,340     37,882
                                               --------   --------   --------
Current Assets:
   Cash and cash equivalents                      4,034      2,914      7,782
   Accounts receivable - net                     19,890     18,225     34,385
   Notes Receivable                               1,750          -          -
   Accrued unbilled revenue                       6,549      5,996     21,493
   Inventories of gas, materials
    and supplies                                 16,778     17,138     14,254
   Prepayments and other current assets           6,995     11,197     12,396
                                               --------   --------   --------
      Total current assets                       55,996     55,470     90,310
                                               --------   --------   --------
Regulatory Tax Assets                            60,430     60,430     60,430
                                               --------   --------   --------
Deferred Debits and Other                        50,216     47,070     43,472
                                               --------   --------   --------
       Total Assets                            $928,800   $879,809   $929,277
                                               ========   ========   ========
See accompanying Notes to Consolidated Financial Statements.

                      NORTHWEST NATURAL GAS COMPANY

                     PART I.  FINANCIAL INFORMATION
                     (2) Consolidated Balance Sheets
                         (Thousands of Dollars)


                                           Sept. 30,   Sept. 30,  Dec. 31,
                                            1996         1995      1995
                                           --------    --------   --------
Capitalization and Liabilities:
Capitalization:
   Common stock                            $246,570    $216,457   $217,901
   Earnings invested in the business         88,300      92,846    105,651
                                           --------    --------   --------
      Total common stock equity             334,870     309,303    323,552

   Redeemable preference stock               25,000      25,000     25,000
   Redeemable preferred stock                13,749      14,840     14,840
   Long-term debt                           253,189     271,048    279,945
                                           --------    --------   --------
      Total capitalization                  626,808     620,191    643,337
                                           --------    --------   --------
Current Liabilities:
   Notes payable                             48,170      23,204     28,832
   Accounts payable                          27,469      30,191     41,784
   Long-term debt due within one year        25,000      21,000     21,000
   Taxes accrued                              3,798       4,762     10,281
   Interest accrued                           7,255       7,473      4,617
   Other current and accrued
    liabilities                              13,584      11,933     13,204
                                           --------    --------   --------
      Total current liabilities             125,276      98,563    119,718
                                           --------    --------   --------
Deferred Investment Tax Credits              11,999      12,966     12,493
                                           --------    --------   --------
Deferred Income Taxes                       123,999     116,761    118,692
                                           --------    --------   --------
Regulatory Balancing Accounts
 and Other                                   40,718      31,328     35,037
                                           --------    --------   --------
Contingent Liabilities (Note 4)                   -           -          -
                                           --------    --------   --------
      Total Capitalization and
       Liabilities                         $928,800    $879,809   $929,277
                                           ========    ========   ========

See accompanying Notes to Consolidated Financial Statements.

                      NORTHWEST NATURAL GAS COMPANY
                     PART I.  FINANCIAL INFORMATION
               (3)  Consolidated Statements of Cash Flows
                         (Thousands of Dollars)

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                          1996      1995
                                                        -------   -------
Operating Activities:
   Net income                                            $29,119   $18,212
   Adjustments to reconcile net income to net
    cash provided by operations:
      Depreciation, depletion and amortization            32,170    30,066
      Gain on Sale of Assets                              (2,897)        -
      Deferred income taxes and investment tax credits     4,813     3,764
      Equity in earnings of investments                   (1,257)   (3,337)
      Allowance for funds used during construction        (1,138)     (428)
      Regulatory balancing accounts and other - net       (1,063)   (3,333)
                                                         -------   -------
          Cash from operations before working
           capital changes                                59,747    44,944

      Changes in operating assets and liabilities:
          Accounts receivable                             14,495    23,927
          Accrued unbilled revenue                        14,944    14,324
          Inventories of gas, materials and supplies      (2,524)   (2,180)
          Accounts payable                               (14,315)  (18,326)
          Accrued interest and taxes                      (3,845)    1,081
          Other current assets and liabilities             5,781      (980)
                                                         -------   -------
      Cash Provided by Operating Activities               74,283    62,790
                                                         -------   -------
Investing Activities:
   Acquisition and construction of utility plant assets  (54,742)  (47,543)
   Investment in non-utility plant                        (3,920)   (4,338)
   Investments and other                                   2,941        94
                                                         -------   -------
      Cash Used in Investing Activities                  (55,721)  (51,787)
                                                         -------   -------
Financing Activities:
   Common stock issued                                     4,209    38,228
   Preference stock retired                                    -      (174)
   Preferred stock retired                                (1,091)   (1,110)
   Long-term debt retired                                (26,000)      (10)
   Change in short-term debt                              23,338   (30,450)
   Cash dividend payments:
      Preferred and preference stock                      (2,061)   (2,146)
      Common stock                                       (20,091)  (18,862)
   Capital stock expense and other                          (614)   (1,633)
                                                         -------   -------
      Cash Used for Financing Activities                 (22,310)  (16,157)
                                                         -------   -------
Increase (Decrease) in Cash and Cash Equivalents          (3,748)   (5,154)

Cash and Cash Equivalents - Beginning of Period            7,782     8,068
                                                         -------   -------
Cash and Cash Equivalents - End of Period                $ 4,034   $ 2,914
                                                         =======   =======

================================================================================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                           $16,623   $16,087
      Income Taxes                                       $19,900   $15,819
================================================================================
Supplemental Disclosure of Noncash Financing Activities:
   Conversion to common stock:
      $2.375 Series of Convertible Preference Stock            -   $ 1,078
      7-1/4 percent Series of Convertible Debentures     $   756   $    18
================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      NORTHWEST NATURAL GAS COMPANY
                     PART I.  FINANCIAL INFORMATION
              (4) Consolidated Statements of Capitalization
                    (Thousands, except share amounts)

                                     Sept. 30,        Sept. 30,          Dec. 31,
                                      1996              1995              1995
----------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
   Common stock - par value
    $3-1/6 per share                 $ 71,170          $ 46,806          $ 46,958
   Premium on common stock            175,400           169,651           170,943
   Earnings invested in the business   88,300            92,846           105,651
                                     --------          --------          --------
     Total common stock equity        334,870   53%     309,303   50%     323,552   50%
                                     --------  ----    --------  ----    --------  ----
REDEEMABLE PREFERENCE STOCK:
   $6.95 Series, stated value
      $100 per share                   25,000            25,000            25,000
                                     --------          --------          --------
     Total redeemable preference
      stock                            25,000    4%      25,000     4%     25,000    4%
                                     --------  ----    --------   ----   --------  ----
REDEEMABLE PREFERRED STOCK,
 stated value $100 per share:
   $4.68  Series                          391               552               552
   $4.75  Series                          608               788               788
   $7.125 Series                       12,750            13,500            13,500
                                     --------          --------          --------
     Total redeemable preferred stock  13,749    2%      14,840     2%     14,840    2%
                                     --------  ----    --------   ----   --------  ----
LONG-TERM DEBT:
   First Mortgage Bonds
   --------------------
     9-3/4% Series due 2015            50,000            50,000            50,000
     9-1/8% Series due 2019            22,000            25,000            24,000
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     4.80% Series A due 1996                -             5,000             5,000
     7.38% Series A due 1997           20,000            20,000            20,000
     7.69% Series A due 1999           10,000            10,000            10,000
     5.96% Series B due 2000            5,000             5,000             5,000
     5.98% Series B due 2000            5,000             5,000             5,000
     8.05% Series A due 2002           10,000            10,000            10,000
     6.40% Series B due 2003           20,000            20,000            20,000
     6.34% Series B due 2005            5,000             5,000             5,000
     6.38% Series B due 2005            5,000             5,000             5,000
     6.45% Series B due 2005            5,000             5,000             5,000
     6.50% Series B due 2008            5,000             5,000             5,000
     8.26% Series B due 2014           10,000            10,000            10,000
     8.31% Series B due 2019           10,000            10,000            10,000
     9.05% Series A due 2021           10,000            10,000            10,000
     7.25% Series B due 2023           20,000            20,000            20,000
     7.50% Series B due 2023            4,000             4,000             4,000
     7.52% Series B due 2023           11,000            11,000            11,000
     6.52% Series B due 2025           10,000                 -            10,000
   Unsecured:
     4.90% Series A due 1996                -            10,000            10,000
     8.69% Series A due 1996                -             5,000             5,000
     7.40% Series A due 1997            5,000             5,000             5,000
     8.93% Series A due 1998            5,000             5,000             5,000
     8.95% Series A due 1998           10,000            10,000            10,000
     8.47% Series A due 2001           10,000            10,000            10,000
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012            11,189            12,048            11,945
                                     --------          --------          --------
                                      278,189           292,048           300,945
Less long-term debt due within
  one year                             25,000            21,000            21,000
                                     --------          --------          --------
     Total long-term debt             253,189   41%     271,048   44%     279,945   44%
                                     --------  ----    --------  ----    --------  ----
     TOTAL CAPITALIZATION            $626,808  100%    $620,191  100%    $643,337  100%
                                     ========  ====    ========  ====    ========  ====
---------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                  NORTHWEST NATURAL GAS COMPANY
         (5)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.        Basis of financial statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. A significant part of the business of the Company is of a seasonal nature. Therefore, results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not indicative of the results for a full year.

          Certain amounts from the prior year have been reclassified to conform with the 1996 presentation.

2.        Common Stock Dividend

          All share and per share data for prior periods have been restated to reflect the three-for-two split of the Company's
Common Stock, effected in the form of a 50 percent stock dividend, effective September 6, 1996.

3.        Accounting Pronouncements

          In the first quarter of 1996, the Company adopted
Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever the carrying amount of the asset may not be recoverable, and requires that assets committed to be disposed of be recorded at the lower of the carrying amount or fair value less cost to sell. As a result of adopting SFAS No. 121, Oregon Natural Gas Development
Corporation (Oregon Natural), formerly a wholly-owned subsidiary of the Company, recorded an impairment loss with respect to producing wells of $1.3 million, equivalent to a loss of 4 cents per share, during the first quarter of 1996. No impairment was recorded for certain other operating wells held for sale because, in the opinion of management, the fair value of this group of wells is greater than the carrying amount. In addition, in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," Oregon Natural recorded write-downs of 3 cents per share.

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

4.        Contingent Liabilities

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

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

Northwest Natural Gas Company
Portland, Oregon

We have reviewed the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and 1995, and consolidated statements of earnings invested in the business and of cash flows for the nine-month periods ended September 30, 1996 and 1995.
These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
November 12, 1996


                  NORTHWEST NATURAL GAS COMPANY

                  PART I. FINANCIAL INFORMATION


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:
          Regulated Utility:
            Northwest Natural Gas Company (Northwest Natural)
          Non-regulated wholly-owned businesses:
            Oregon Natural Gas Development Corporation (Oregon
                 Natural) - (merged with Northwest Natural during the second quarter of 1996)
            NNG Financial Corporation (Financial Corporation)
            Canor Energy, Ltd. (Canor)

          Two other subsidiaries, Pacific Square Corporation
(Pacific Square) and NNG Energy Systems, Inc.(Energy Systems) were dissolved during 1995.

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item
8., Note 2, "Notes to Consolidated Financial Statements", in the
Company's 1995 Annual Report on Form 10-K).

          The following is management's assessment of the Company's financial condition including the principal factors that impact results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended September 30, 1996 and 1995.

Earnings and Dividends
----------------------

          The Company incurred a loss of $0.4 million, or 2 cents per share, for the third quarter ended September 30, 1996, compared to a loss of $5.0 million, or 23 cents per share, in last year's third quarter. Northwest Natural had a loss of 8 cents per share from utility operations in the third quarter of 1996, compared to a loss of 30 cents per share in the same period in 1995. A third quarter loss is customary for Northwest
Natural, reflecting low summertime use of natural gas.

          Compared to the previous year's third quarter, operating margin (revenues less cost of gas) from residential and commercial customers increased 12 percent while industrial margin increased 8 percent. The Company estimates that cooler weather conditions improved margin in the third quarter by 4 cents per share over 1995 results.

          The Company's subsidiaries earned the equivalent of 6 cents per share in this year's third quarter, down from 7 cents per share in last year's third quarter. Year-to-date earnings from subsidiary operations for both 1996 and 1995 were equivalent to 9 cents per share.

          The Company earned $27.1 million, or $1.21 per share, and $16.1 million, or 74 cents per share, for the nine months ended September 30, 1996 and September 30, 1995, respectively.
Year-to-date, Northwest Natural earned $1.12 per share from utility operations, compared to 65 cents per share in the same period in 1995.

          The weather in Northwest Natural's service territory during the first nine months of 1996 was 5 percent cooler than normal, and 17 percent cooler than the same period in 1995. The cool weather contributed to increases in gas deliveries to, and related margin from, weather-sensitive customers. The cooler weather conditions improved year-to-date margin revenues by an estimated 30 cents per share over last year's results.

          The Board of Directors of the Company declared a quarterly dividend on its Common Stock of 30 cents per share, payable November 15, 1996, to shareholders of record on October 31, 1996. The current indicated annual dividend rate is $1.20 per share.

Results of Operations
---------------------
    Comparison of Gas Utility Operations
    ------------------------------------

          The following table summarizes the composition of gas utility volumes and revenues:

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                  ------------------     -----------------
                                     1996      1995       1996       1995
Gas Sales and Transportation         ----      ----       ----       ----
 Volumes - Therms (000's):
   Residential and commercial
    sales                            46,961   43,929      377,849  331,224
   Unbilled volumes                   3,653      362      (28,932) (26,380)
                                    -------  -------      -------  -------
      Weather-sensitive
       volumes                       50,614   44,291      348,917  304,844
   Industrial firm sales             19,094   17,767       68,763   61,491
   Industrial interruptible
    sales                            12,087   18,369       48,606   62,113
                                    -------  -------      -------  -------
      Total gas sales                81,795   80,427      466,286  428,448
   Transportation deliveries         98,165   90,118      300,075  280,785
                                    -------  -------      -------  -------
   Total volumes sold and
    delivered                       179,960  170,545      766,361  709,233
                                    =======  =======      =======  =======
Utility Operating Revenues
 - Dollars (000's):
   Residential and
    commercial revenues            $ 28,626 $ 28,725     $206,894 $194,802
   Unbilled revenues                  1,491      154      (14,943) (14,323)
                                   -------- --------     -------- --------
      Weather-sensitive
       revenues                      30,117   28,879      191,951  180,479
   Industrial firm sales
    revenues                          6,335    6,685       23,229   23,376
   Industrial interruptible
    sales revenues                    3,387    5,563       13,247   18,076
                                   -------- --------     -------- --------
      Total gas sales
       revenues                      39,839   41,127      228,427  221,931
   Transportation revenues            5,703    4,241       16,539   12,018
   Other revenues                     2,777      999        7,973    5,159
                                   -------- --------     --------  --------
   Total utility operating
    revenues                       $ 48,319 $ 46,367     $252,939 $239,108
                                   ======== ========     ======== ========
Cost of gas                        $ 15,969 $ 20,613     $ 95,727 $101,381
                                   ======== ========     ======== ========
Total number of customers
 (end of period)                    418,100  396,900      418,100  396,900
                                   ======== ========     ======== ========
Actual degree days                      137       38        2,790    2,377
                                   ======== ========     ======== ========
20-year average degree days             104      108        2,647    2,671
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

          Customer growth continues at a rapid rate relative to others in the industry. The 21,186 customers added since
September 30, 1995 represent a growth rate of 5.3 percent. In the three years ended December 31, 1995, almost 57,000 customers were added to the system, representing an average growth rate of
5.1 percent.

          Weather conditions were 32 percent cooler than average for the third quarter of 1996 compared to 65 percent warmer than average in the third quarter of 1995. Total volumes sold to residential and commercial customers for the three-month period ended September 30, 1996 increased 14 percent compared to the same period in 1995, due to the cooler weather and sales to new customers. Corresponding revenues increased only 4 percent due to rate decreases reflecting lower gas costs effective in December 1995 which averaged 6.7 percent in Oregon and 8.0 percent in Washington.

          Year-to-date weather conditions in 1996 were 5 percent cooler than average and 17 percent cooler than the comparable
1995 period. The 14 percent increase in year-to-date volumes sold to residential and commercial customers in 1996 compared to year-to-date volumes in 1995 primarily reflects added sales from customer growth augmented by cooler weather. Related revenues increased only 6 percent due to the rate decreases associated with lower gas costs discussed above.

          Unbilled revenues are a recognition of revenues for all gas consumption by customers through the end of the period, regardless of the meter reading date, in order to better match revenues with related purchased gas costs.

          Industrial, Transportation and Other
          ------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 3.1 million therms, or 2 percent, higher in the third quarter of 1996, and
13.1 million therms, or 3 percent, higher for the nine months ended September 30, 1996, compared to the same periods in 1995.

          The combined margin from industrial firm and interruptible sales and transportation customers increased
8 percent, from $11.6 million in the third quarter of 1995 to $12.5 million in the third quarter of 1996. For the current nine-month period, margin from these customers increased 10 percent, from $36.3 million in 1995 to $40.1 million in 1996.
The margin increases were primarily due to more deliveries in the higher margin-per-therm industrial firm customer category, and to higher margins per therm in the Company's interruptible incentive category where rates fluctuate with the price of residual oil.

          Other revenues are primarily additions to or amortizations of regulatory balancing accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements", in the Company's 1995 Annual Report on Form 10-K). In addition, during the third quarter of 1996, other revenues included two non-recurring gains. Northwest Natural recorded a gain equivalent to 2 cents per share due to an increase, retroactive to January 1994, in the amount it will be able to recover through its rates for its costs and lost revenues in connection with an energy conservation program approved by the Oregon Public Utility
Commission (OPUC). Northwest Natural also recorded a gain equivalent to 2 cents per share due to a settlement with the OPUC concerning amounts to be refunded to Oregon customers from Northwest Natural's prior-year savings in property taxes and Oregon income taxes (see Part II, Item 7., "Operating Expense -
Taxes Other Than Income" in the Company's 1995 Annual Report on
Form 10-K).

          Cost of Gas
          -----------

          The cost of gas in the third quarter decreased $4.6 million, or 23 percent, from $20.6 million in 1995 to $16.0 million in 1996, on total gas sales volumes that were 2 percent higher in 1996 than in 1995. The average cost of gas per therm was 24 percent lower in the third quarter of 1996 compared to the same period during 1995.

          Third quarter and year-to-date results reflect a difference from 1995 in the timing of Northwest Natural's recognition of expense during the year for demand charges paid to interstate pipelines. Although Northwest Natural pays the demand charges in levelized amounts each month, this year it recorded the demand charges as expense in direct proportion to its expected firm gas deliveries for each month of a year. The current year's allocation of demand charges to the third quarter and the first nine months were lower by amounts equivalent to 8 cents and 2 cents per share, respectively, improving net income by the same amounts as compared to the third quarter and first nine months of 1995. The timing differences affect only interim results and will have no effect on net income for the entire year.

          The year-to-date cost of gas decreased $5.7 million, or 6 percent, from $101.4 million in 1995 to $95.7 million in 1996, on total gas sales volumes that were 9 percent higher in 1996 than in 1995. The average cost of gas per therm was 13 percent lower year-to-date in 1996 than during the same period in 1995.

          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                               Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                               ------------------      ----------------
Consolidated Subsidiaries
(Thousands):                     1996       1995        1996       1995
-------------------------        ----       ----        ----       ----
Net Operating Revenues          $2,228     $2,277      $7,053     $5,954

Operating Expenses               2,103      2,237       8,971      7,107
                                ------     ------      ------     ------
Income(Loss) from Operations       125         40      (1,918)    (1,153)

Income from Financial
 Investments                     1,548      3,772       1,220      3,278

Other Income(Expense) and
 Interest Charges                  121       (706)      3,633      1,670
                                ------     ------      ------     ------
Income Before Income Taxes       1,794      3,106       2,935      3,795

Income Tax Expense                 453      1,588         994      1,848
                                ------     ------      ------     ------
Net Income                      $1,341     $1,518      $1,941     $1,947
                                ======     ======      ======     ======

          For the three months ended September 30, 1996 and 1995, the consolidated subsidiaries contributed 6 cents per share and 7 cents per share, respectively, to net income. Results for the individual subsidiaries for the third quarter of 1996 were net income of $1.3 million for Financial Corporation, down from $2.0 million last year, and net income of $80 thousand for Canor, up from a loss of $0.3 million last year. Financial
Corporation's lower earnings in the third quarter were due to weaker operating results from its investments in windpower energy facilities in California.

          Year-to-date for both 1996 and 1995, the consolidated subsidiaries contributed 9 cents per share to net income. Year-to-date
1996 results for the individual subsidiaries were net income of $1.3 million for Financial Corporation; a net loss of $30 thousand for Canor; and net income of $0.7 million for Oregon
Natural.  Oregon Natural was merged with and into Northwest
Natural at the end of the second quarter of 1996.

          The following discussion summarizes operating expenses, other income, interest charges - net, and income taxes.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $2.4 million, or 4 percent, higher for the nine months ended September 30, 1996, than for the equivalent period in 1995. Northwest
Natural's expenses increased $2.9 million primarily due to work related to cold weather and flood conditions ($0.6 million);
increased employee bonus accruals ($1.0 million); an accrual for environmental investigation costs ($0.4 million); and increased customer service costs related to customer growth ($0.3 million).
Subsidiary expenses decreased $0.5 million primarily due to a decline in Oregon Natural's production costs.

          Taxes Other Than Income Taxes
          -----------------------------

          Taxes other than income taxes declined $1.6 million, or 9 percent, in the first nine months of 1996, compared to the same period in 1995, due to a reduction in property tax expense.

          Accruals of property tax savings and associated interest for refund to customers, which had been charged to other taxes, ceased at the end of the second quarter when a permanent rate reduction incorporating these savings took effect in Oregon.
This change resulted in a reduction to other taxes of $1.0 million in the third quarter and for the year-to-date.

          Northwest Natural recorded an adjustment in the second quarter reducing property tax expense by $0.4 million, representing the current year effect of refunds of property taxes under the settlement of a property tax appeal in Oregon.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion, and amortization expense increased $2.1 million, or 7 percent, in the first nine months of 1996 compared to the same period in 1995. This increase was primarily due to impairment ($1.3 million) and abandonment ($1.0 million) expenses recorded by Oregon Natural pursuant to the adoption of SFAS No. 121, and the write-down of unproven properties, respectively. Northwest Natural's depreciation expense decreased $0.5 million. Revised depreciation rates approved by the OPUC and the Washington
Utilities and Transportation Commission (WUTC) in the third quarter, retroactive to January 1, 1996, reduced depreciation expense by $1.4 million for the year to date. This reduction in expense was offset by increased expense from additional utility plant placed in service.

     Other Income
     ------------

          Other income increased $0.2 million, or 3 percent, in the first nine months of 1996 compared to the same period in 1995. Oregon Natural recognized a $2.9 million gain in the first quarter of 1996 from the sale of underground gas storage assets to Northwest Natural. In accordance with SFAS No. 71,
"Accounting for the Effects of Certain Types of Regulation," the profit from this sale, although intercompany in nature, was not eliminated during consolidation since the sales price was approved by the OPUC and the approximate sales price which resulted in the intercompany gain is expected to be recovered through rates as an allowable cost. Northwest Natural also recorded a $0.8 million pre-tax gain in the second quarter of 1996 due to the prior year portion of refunds of property taxes under the settlement of a property valuation appeal in Oregon.
Allowances for funds used during construction also increased $0.6 million in 1996. Other income also reflects a $2.0 million reduction in Financial Corporation's investment income for the nine month period ended September 30, 1996. Energy Systems recorded a $2.0 million pre-tax gain in 1995 due to a final distribution under the reorganization plan of its California subsidiary.

     Income Taxes
     ------------

          The effective corporate income tax rate for the nine month periods ended September 30, 1996 and 1995 was 39 percent, which approximates the Company's statutory tax rates for these periods.


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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided from operating activities was $11.5
million, or 18 percent, higher in the first nine months of 1996 compared to the same period in 1995. The increase was primarily due to cooler weather during the first nine months of 1996 and the resulting increases in gas deliveries and related margins from weather-sensitive customers.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Part II, Item 8., Note 12, "Notes to
Consolidated Financial Statements", in the Company's 1995 Annual
Report on Form 10-K).

          Investing Activities
          --------------------

          Cash requirements in the first nine months of 1996, primarily related to system improvements and customer growth, totaled $54.7 million, up $7.2 million, or 15 percent, from the first nine months of 1995. The increase included higher amounts for gas distribution system investments in areas experiencing significant growth ($3.8 million); development of a new customer information system ($1.2 million); and remote data terminals
($1.4 million).

          Northwest Natural's construction expenditures are estimated at $92 million for 1996. Over the five-year period
1996 through 2000, these expenditures are estimated at between $500 and $550 million. The increased level of capital expenditures during the next five years reflects projected customer growth plus the development of additional underground storage facilities with related distribution system improvements.
It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through short-term borrowings which will be refinanced periodically through the sale of long-term debt and equity securities.

          During the first nine months of 1996 and 1995, non-utility capital expenditures were primarily for exploration and development by Canor of gas and oil properties in western Canada.
(See Part II, Item 7. Financial Condition, "Investing
Activities", in the Company's 1995 Annual Report on Form 10-K.)

          Financing Activities
          --------------------

          Cash used for financing activities in the first nine months of 1996 totaled $22.3 million, up $6.2 million, or 38 percent, from the first nine months of 1995. This increase was due primarily to the retirement of $26.0 million of long-term debt and an increase of $23.0 million in short-term debt during the first nine months of 1996, compared to the repayment of $30.0 million of short-term debt and the sale of $33.0 million of Common Stock in 1995. Dividends paid on Common Stock increased
$1.2 million or 7 percent from the same period in 1995.

     Lines of Credit
     ---------------

          Northwest Natural has available through September 30,
1997, committed lines of credit with five commercial banks totaling $100 million, consisting of a primary fixed amount of $50 million plus an excess amount of up to $50 million, available as needed, at Northwest Natural's option, on a monthly basis.
Financial Corporation has available through September 30, 1997, committed lines of credit totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million, available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of Northwest Natural.

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest
Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances under either the Northwest Natural or the Financial
Corporation line of credit as of September 30, 1996 or September 30, 1995.

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

     Ratio of Earnings to Fixed Charges
     ----------------------------------

          For the 12 months ended September 30, 1996 and
December 31, 1995, the Company's ratio of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.75 and 3.15, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

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

          In the second quarter of 1996, Northwest Natural agreed to a settlement of the City's claim under which Northwest Natural paid $170,000 to the City as a contribution toward development of the park, in return for a release from any further liability for costs incurred by the City for remediation of the site.

          The Company also has reported that Northwest Natural may be required to participate in environmental remediation processes for another, currently-owned site in Linnton, Oregon, and that in 1993, the Company recorded an expense of $0.5 million for the estimated costs of consultants' fees in connection with the voluntary investigation at that site. In the second quarter of 1996, the Company recorded an additional $0.4 million of expense for the estimated costs of the continuing investigation.

          For further information concerning these and other matters with respect to which there have been no material developments during the first nine months of 1996, see Part II,
Item 7., "Environmental Matters," in the Company's 1995 Annual
Report on Form 10-K.

                    PART II. OTHER INFORMATION

Item 3.   Changes in Securities
          ----------------------

          Pursuant to the Rights Agreement, dated as of February 27, 1996, between Northwest Natural and Boatmen's Trust
Company, the price of shares of the Common Stock purchased pursuant to the exercise of a Right has been reduced by one-third, from $10.00 to $6.67, to reflect a three-for-two split of the Common Stock. The purchase price for each one-tenth of a share of Common Stock shall be $6.67, subject to further adjustment from time to time.

          Pursuant to the Indenture, dated as of January 15, 1987, between Northwest Natural and Boatmen's Trust Company
(formerly Centerre Trust Company of St. Louis) with respect to the Company's 7-1/4% Convertible Debentures Due 2012
(Debentures), effective August 23, 1996 the conversion price of the Debentures was reduced by one-third, from $29.85 to $19.90, to reflect a three-for-two split of the Common Stock. Holders of Debentures who convert their Debentures after August 23, 1996 will receive 50-1/4 shares of Common Stock per $1,000 face amount of Debentures converted, subject to further adjustment from time to time. Northwest Natural will pay cash in lieu of any fractional shares which result from any conversion.

Item 5.   Other Information
          -----------------

          During the third quarter, the Company's Common Stock was split three-for-two. One additional share of the Common
Stock was issued for every two shares outstanding effective
September 6, 1996, for shareholders of record on August 23, 1996.
All share and per share data for prior periods have been restated to reflect this split.

          Pursuant to its Medium-Term Note Program, in October
1996, Northwest Natural issued and sold $20 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 7.05 percent, to repay short-term debt incurred to finance 1996 utility construction activities. The notes are due in 2026 and have a one-time put option in 2008 at a price of 96 percent of par.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     Exhibit 11 - Statement re: computation of per share earnings.

     Exhibit 12 - Computation of ratio of earnings to fixed charges.

     Exhibit 15 - Letter re: unaudited interim financial information.

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURE
---------

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NORTHWEST NATURAL GAS COMPANY
                               (Registrant)


                                   /s/ D. James Wilson
Dated: November 12, 1996      ---------------------------------
                              D. James Wilson
                              Principal Accounting Officer,
                              Corporate Controller and Treasurer

                  NORTHWEST NATURAL GAS COMPANY

                          EXHIBIT INDEX
                                to
                  Quarterly Report on Form 10-Q
                        For Quarter Ended
                        September 30, 1996


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


