Form 10-K405
period 1996-12-31
NORTHWEST NATURAL GAS CO
filed 1997-02-24
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                                 _____

                               FORM 10-K

(Check One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996
                                  OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered
-------------------      -----------------------------------------
      None                               None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class             Shares outstanding on January 31, 1997
-------------------             ---------------------------------------
Common Stock, $3 1/6 par value,
 and Common Share Purchase Rights          22,565,734
Preference Stock, without par value           250,000
Preferred Stock, without par value            137,490

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]    No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at January 31, 1997 was:
$560,406,800

                  DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, dated April 11, 1997, are incorporated by reference in Part III.

                    NORTHWEST NATURAL GAS COMPANY

         Annual Report to Securities and Exchange Commission
                             on Form 10-K
                          for the year 1996

                          Table of Contents



PART I                                                           Page
------                                                           ----
Item 1.   Business
            General                                               1
            Gas Supply                                            2
            Regulation and Rates                                  7
            Competition and Marketing                             9
            Environment                                          12
            Employees                                            12

Item 2.   Properties                                             12

Item 3.   Legal Proceedings                                      13

Item 4.   Submission of Matters to a Vote of Security Holders    14

Additional Item
          Executive Officers of the Registrant                   14

PART II
-------
Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                   16

Item 6.   Selected Financial Data                                18

Item 7.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition                    19

Item 8.   Financial Statements and Supplementary Data            34

Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                70

PART III
--------
Items
10. - 13. Incorporated by Reference to Proxy Statement           70

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports
 on Form 8-K                                                     70

SIGNATURES                                                       76

                       NORTHWEST NATURAL GAS COMPANY
                                  PART I

ITEM 1. BUSINESS

General
-------

     Northwest Natural Gas Company (the Company) was incorporated under the laws of Oregon in 1910. The Company and its predecessors have supplied gas service to the public since 1859.

     The Company is principally engaged in the distribution of natural gas. The Oregon Public Utility Commission (OPUC) has allocated to the Company as its exclusive service area a major portion of western Oregon, including the Portland metropolitan area, most of the fertile Willamette Valley and the coastal area from Astoria to Coos Bay. The Company also holds certificates from the Washington Utilities and Transportation Commission (WUTC) granting it exclusive rights to serve portions of three Washington counties bordering the Columbia River. Gas service is provided in 95 cities, together with neighboring communities, in 16 Oregon counties, and in nine cities, together with neighboring communities, in three Washington counties. Based on U.S. Census Bureau statistics for 1995, the Company's service areas had a population of about 2,735,000, including about 78 percent of the population of the State of Oregon and 6 percent of the population of the State of Washington. The City of Portland, Oregon is the principal retail and manufacturing center in the Columbia River Basin. It is a major port for trade with Pacific Rim nations such as Japan, Taiwan and Korea.

     At year-end 1996, the Company had about 385,300 residential customers, 47,300 commercial customers, and 600 industrial customers. Industries served include pulp, paper and other forest products; the processing of farm and food products; the production of various mineral products; the manufacture of electronic, electrochemical and electrometallurgical products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

     The Company has two active wholly-owned subsidiaries. NNG Financial Corporation (Financial Corporation) is incorporated in the State of Oregon, and Canor Energy, Ltd. (Canor) is an Alberta, Canada, corporation. During 1996, a third wholly-owned subsidiary, Oregon Natural Gas Development Corporation (Oregon Natural), transferred its interests in certain gas-producing properties in the western United States to Financial Corporation. Oregon Natural was then merged with and into the Company, thus effecting the transfer of Oregon Natural's other assets to the Company.

     Financial Corporation provides short-term financing for Canor and holds financial investments as a limited partner in four solar electric generating plants, four windpower electric generation projects and a hydroelectric project, all located in California, and in two low-income housing projects in Portland. Financial Corporation now holds interests in certain gas producing properties in the western United States formerly held by Oregon Natural (see item 2, Properties, below).

     Canor is engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. During 1995, Oregon Natural and NIPSCO Energy Services Inc. (NESI), a wholly-owned subsidiary of NIPSCO Industries Inc., formed a joint venture to develop gas and oil properties in western Canada. The joint venture is managed by Canor. The Company has assumed Oregon Natural's obligations under this joint venture. Canor and NESI plan to combine their respective operations into a new company by December 31, 1997.

Gas Supply -- General
---------------------

     The Company meets the needs of its core market (residential, commercial and firm industrial) customers through natural gas purchases from a variety of suppliers. The Company has a diverse portfolio of short- , medium- and long-term firm gas supply contracts. During periods of peak demand, supplies under these contracts are supplemented with gas from storage facilities either owned by or contractually committed to the Company.

     Natural gas for the Company's core market is transported by Northwest Pipeline Corporation (NPC), primarily under three firm transportation agreements. NPC's rates for service under these agreements are established by the Federal Energy Regulatory Commission (FERC) under NPC's primary firm transportation rate schedule, as amended or superseded from time to time.

The largest of the contracts with NPC expires September 30, 2013 and provides for firm transportation capacity of up to 2,160,440 therms<F1> per day. This agreement provides access to natural gas supplies in British Columbia and the U.S. Rocky Mountains.


------------------
 <F1>     For gas quantities expressed in therms, one therm is
 equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot. MMBtu means one million Btu's, or 10 therms. For gas quantities expressed in cubic feet, unless otherwise indicated, all volumes are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit, and in some instances are rounded to the nearest major multiple. Mcf means one thousand cubic feet, MMcf means one million cubic feet and Bcf means one billion cubic feet.

     The Company also has a contract with NPC expiring April 1, 2008 for 340,000 therms per day of firm transportation capacity for the Company's core market. This agreement also accesses gas supplies in the U. S. Rocky Mountain region.

     The third transportation contract with NPC, which expires November 30, 2011, provides 1,020,000 therms per day of firm transportation capacity from the point of interconnection of the NPC and Pacific Gas Transmission
(PGT) systems in eastern Oregon to the Company's service territory. PGT's line runs from the U.S./Canadian border through northern Idaho, southeastern Washington and central Oregon to the California/Oregon border. The Company's total capacity on PGT and two other upstream pipelines (Alberta Natural Gas Company and NOVA Corporation of Alberta) substantially matches this amount of NPC capacity northward into Alberta, Canada.

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

Gas Supply -- Core Market Basic Supply
--------------------------------------

     The Company purchases gas for its core market from a variety of suppliers located in the western United States and Canada. At January 1, 1997, the Company had 20 firm contracts with 19 suppliers with remaining terms of from four months to seven years which provided for a maximum of 2,705,850 therms of firm gas per day during the peak winter season and 1,388,300 therms per day during the remainder of the year. About
80 percent of the annual supply and 60 percent of a peak winter day's supply comes from Canada.

     The terms of the Company's principal purchase agreements are summarized as follows:

     An agreement expiring November 1, 2003, with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada, entitles the Company to purchase up to 960,000 therms of firm gas per day. This agreement contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Westcoast Energy, Inc. pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in rate proceedings similar to those conducted in the United States by the FERC. This contract contains minimum purchase obligations.

     An agreement also expiring November 1, 2003, with Amoco Canada Petroleum Company, Ltd., on terms similar to the CanWest agreement, entitles the Company to purchase up to 83,300 therms of firm gas per day. This gas is aggregated from production in the Canadian province of Alberta and the Yukon and Northwest Territories. This contract contains minimum purchase obligations.

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

     An agreement expiring October 31, 2000, with Summit Resources Ltd., entitles the Company to purchase up to 77,580 therms per day during the winter and up to 50,000 therms per day during the summer of gas produced in Alberta. Pricing for supplies under this agreement can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on NOVA Corporation of Alberta's system and commodity charges that are fixed in three volumetrically based tiers.

     During 1996, new purchase agreements for firm gas were entered into with 13 suppliers which provided for a total of 1,152,060 therms per day during the heating season. These agreements were similarly structured, as follows: each was for a four-month term, from November 1, 1996 through February 28, 1997; nine of these agreements contain a base daily volume at a fixed price plus a discretionary daily volume based on a reservation charge and a monthly indexed commodity price; two have a daily base volume at a fixed price; and two have a daily discretionary volume with a reservation charge and a monthly indexed commodity price. The Company intends to enter new purchase agreements for comparable volumes of gas with these or other similar suppliers to be available during the winter season extending from November 1, 1997 through February 28, 1998.

     The Company continues to purchase gas under an agreement with Enerfin Resources Northwest L.P. for gas produced from the Mist gas field, located about 60 miles northwest of Portland, Oregon. The production areas are situated near the Company's existing underground gas storage facility. This agreement has a remaining term of nine years and prices that are tied to the Company's weighted average cost of gas. Current production is approximately 45,000 therms per day from about 17 wells, supplying about
2 percent of the Company's total annual requirements. Production from these wells varies as existing wells are depleted and new wells are drilled.

     An agreement with Poco which entitled the Company to purchase up to 200,000 therms of firm gas per day expired on October 31, 1996. The expiration of this agreement reduced the Company's daily supply commitment by this amount.

     During 1996, approximately 14 percent of the Company's purchases for its core market was from the spot market (30 days or less), a significant decrease from prior years due to generally higher spot market prices. The Company's firm supply contracts permit the purchase of spot gas under certain conditions and allow the Company to take advantage of spot market gas availability in the western United States and Canada if prices for the spot gas are lower than fixed contract prices.

     The Company's goal in purchasing gas for its core market is to meet customers' needs at reasonable prices. The Company believes that gas supplies available from suppliers in the western United States and Canada are adequate to serve its core market customers for the foreseeable future, and that the cost of such gas generally will track market prices.

Gas Supply -- Core Market Peaking Supply
----------------------------------------

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

     The Company owns and operates two LNG plants which liquefy gas during the summer months for use during the peak winter season. These two plants, one located in Portland and the other near Newport, Oregon, together provide a maximum daily deliverability of 1,800,000 therms and a total seasonal capacity of 17,000,000 therms. The Company also owns and operates an underground gas storage facility at Mist, Oregon. This facility has a maximum daily deliverability of 1,000,000 therms and a total seasonal working gas capacity of 70,000,000 therms. During 1996, the Company acquired a 100 percent interest in four depleted reservoirs in the Mist field which it is developing to provide additional gas storage capacity. Current plans call for this expansion of the Mist underground gas storage facility to be completed prior to the start of the 1998-99 winter heating season.

     The Company has a contract with Portland General Electric Company
(PGE) which expires in 2010 that provides the Company with additional winter peaking supply. With certain limitations, the Company may interrupt gas deliveries to PGE, use that gas for the Company's core customers, and compensate PGE for its cost of replacement fuel oil. The daily deliverability under this contract is 300,000 therms.
   The Company also has contracts with three industrial customers and another local gas distribution company on terms similar to those under the contract with PGE which provide a total of 87,000 therms per day of year-round capacity, plus 150,000 therms per day of recallable capacity and supply. These contracts have remaining terms ranging from two to five years.

Gas Supply -- Transportation
----------------------------

     Between 1988 and early 1992, most of the Company's large industrial interruptible customers switched from sales service to transportation service, whereby they purchased gas directly from suppliers and shipped the gas on the Company's system and those of its pipeline suppliers for a fee. Since 1992, more than half of these customers have returned to sales service, primarily because the Company's industrial sales rates were lower than those customers' costs of purchasing and shipping their own gas. The ability of industrial customers to switch between sales service and transportation service has made it possible for the Company to retain most of these customers. Because transportation charges typically have been the same as the margin on an equivalent sale of gas, switching between sales service and transportation service by industrial customers has not had a material effect on the Company's results of operations. (See "Competition and Marketing".)

Regulation and Rates
--------------------

     The Company is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 1996, 94 percent of both the Company's gas deliveries and its utility operating revenues were derived from Oregon customers and the balance from Washington customers. The Company is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC).

     The Company's most recent general rate case in Oregon, which was effective in 1989, authorized rates designed to produce a return on common equity of 13.25 percent. The most recent general rate increase in Washington, which was effective in 1986, authorized rates also designed to produce a return on common equity of 13.25 percent. Actual revenues resulting from the OPUC's and WUTC's general rate orders are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in the Company's service area. The Company's returns on average common equity from utility operations were 11.4 percent in 1995 and 13.7 percent in 1996. Its returns from consolidated operations, including subsidiary results, were 11.8 percent in 1995 and
13.0 percent in 1996.

     The Company has no plans to file a general rate case in Oregon in 1997. It intends to file a general rate case in Washington in the first quarter of 1997, but has not yet determined the amount of revenue increase to be requested.

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

     The PGA tariff also provides that 80 percent of any difference between actual purchased gas costs and estimated purchased gas costs incorporated into rates will be deferred for potential amortization in subsequent periods. If actual gas commodity costs are lower than those reflected in rates, rates will be adjusted downward to give to core market customers the benefit of 80 percent of such gas commodity cost savings. If actual gas commodity costs exceed those incorporated in rates, the Company subsequently will adjust its rates upward to recover 80 percent of the excess from core market customers. The Company's ability to recover amounts deferred due to excess gas costs is subject to an annual review by the OPUC to determine whether the Company's weather-normalized earnings during the PGA period were higher than a reasonable cost of equity capital, so as to warrant an absorption of some or all of such excess costs.

     In Washington, the Company is permitted to track increases and decreases in gas commodity costs coincidental with their incurrence, with the result that net income is not directly affected by changes in gas commodity costs.

     In both Oregon and Washington, the PGA permits the Company to recover 100 percent of FERC-approved pipeline transportation cost increases.

     In October 1996, the Company filed under its Oregon PGA tariff to reduce rates for Oregon customers by an average of 3.6 percent. In a similar filing in Washington in November 1996, the Company filed to reduce its rates by an average of 4.9 percent. The OPUC and WUTC approved the respective filings effective December 1, 1996. The decreases pass through reductions in gas costs and remove temporary adjustments to rates that were put into effect on December 1, 1995 for the amortization of prior gas cost savings.

     The OPUC and WUTC have approved transportation tariffs under which the Company may contract with customers to deliver customer-owned gas. Under these tariffs, revenues from the transportation of customer-owned gas, except that of large industrial customers having the capability of bypassing the Company's system, generally are equivalent to the margins that would have been realized from sales of Company-owned gas. (See "Gas Supply -- Transportation" and "Competition and Marketing".)

     The OPUC and WUTC have implemented "integrated resource planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 1996, the OPUC acknowledged and accepted the Company's submission of its third Integrated Resource Plan. The WUTC acknowledged and accepted the Company's third plan in January 1997. Elements of these Plans included an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy.
Although the OPUC's order acknowledging the Integrated Resource Plan does not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC indicated that it would give considerable weight in prudency reviews to utility actions that are consistent with acknowledged plans. The Company will file its fourth Integrated Resource Plan for acknowledgment by the OPUC and WUTC in 1998.

Competition and Marketing
-------------------------

     The Company has no direct competition in the territory it serves from other natural gas utility distributors. However, it competes with NPC to serve large industrial customers; with oil and electricity for industrial and commercial uses; and with oil, electricity and wood for residential use. Competition among these forms of energy is based on price, reliability, efficiency and performance. In 1996, the Company maintained its competitive price advantage over electricity and approximate price parity with fuel oil in both the residential and commercial markets. Throughout 1996, natural gas rates continued to be substantially lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in the Company's Oregon service area. The Company believes that this rate advantage will continue for the foreseeable future.

     The Pacific Northwest has historically enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydropower facilities. With further deregulation anticipated in the electric energy business, the Company believes that the region is unlikely to experience the large drop in electric rates that other, high-cost areas of the country are anticipating.

     While the natural gas industry, including producers, interstate pipelines and local distribution companies (LDCs) such as the Company, has undergone many changes in its history, perhaps no era has brought greater change than the past 10 years. These changes, brought about by the deregulation or restructuring of the energy markets, are intended to promote competition where it is economically beneficial to consumers.

     Traditionally, LDCs have sold a "bundled" product which includes the natural gas itself as well as delivery to a customer's meter. Since the late 1980s, however, large customers have sought savings by procuring their own supplies of natural gas from producers and contracting with pipelines and LDCs for transportation. Since the cost of the gas commodity is directly passed through to LDC customers without markup, the impact to net income when a customer chooses transportation service has been negligible. While the Company's expertise in obtaining competitively-priced gas commodity has proven successful in retaining sales customers, further deregulation of the industry is likely to bring an unbundled product offering to a greater number of customers, potentially including commercial and residential customers. An increasing number of suppliers will actively compete for customers' gas commodity business in the open marketplace. However, since the final distribution of customer-owned gas will continue to be through distribution systems at regulated transportation rates, no material impact to Company profitability is anticipated.

     Merger and acquisition activity has increased in the utility industry. Some companies have chosen to combine with others, rather than to remain independent or seek joint ventures and alliances, in efforts to reduce costs and offer more products and services. A proposed merger of Portland General Corporation, the parent company of PGE, and Enron Corporation of Houston, Texas, may affect the competitive environment in the Company's service territory.

     The relatively low market saturation of natural gas in residential single-family and attached dwellings in the Company's service territory, estimated at between 35 and 40 percent, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential conversion market. In 1996, 21,310 net residential customers (after subtracting disconnected or terminated services) were added, including 8,526 units of existing residential housing which were reconnected to the system or were converted from oil or electric appliances to natural gas.
Of the new heating conversions from other fuels, at least 52 percent converted to gas for water heating. In addition, 1,907 net commercial customers were connected in 1996. The net total of all new customers added in 1996, including industrial sales and transportation customers, was 23,220. This constituted a growth rate of 5.7 percent, more than three times the national average for local distribution companies as reported by the American Gas Association.

     Natural gas sales volumes to residential and commercial customers increased from 458 million therms in 1995 to 535 million therms in 1996, largely due to new customer acquisitions and cooler weather. For the year 1996, temperatures in the Company's service territory, based on heating degree days, were 17 percent colder than in 1995.

     Natural gas sales and transportation deliveries to industrial firm customers during 1996 totaled 138 million therms, up 34 percent from 1995. This increase includes a mid-year transfer of one large customer that previously was served on an interruptible rate (24 million therms) and the effects of a continued strong local economy. In 1996, 9.1 percent of total utility operating revenues and 12.5 percent of total therms delivered were derived from deliveries to industrial firm customers.

     Total natural gas sales and transportation deliveries to industrial interruptible customers during 1996 totaled 427 million therms, down 3.7 percent from 1995. While economic expansion strengthened interruptible deliveries, the closure of two forest products mills during 1996 (which accounted for 34 million therms of deliveries in 1995), as well as the aforementioned customer transfer to firm service, led to an overall decrease in interruptible volume throughput. In 1996, 9.8 percent of total utility operating revenues and 39 percent of total therms delivered were derived from sales and transportation deliveries to industrial interruptible customers. The Company and most of its largest industrial interruptible customers have entered into high-volume transportation service agreements. These agreements are designed to provide rates that are competitive with the costs of alternative fuels, such as heavy oil, by reducing the per-therm transportation rate. They also are designed to provide rates competitive with "bypass" (direct connection to interstate pipelines) by applying fixed charges that are equivalent to the capital and operating costs of direct connections to NPC's system. These agreements prohibit bypass during their terms. The Company does not expect a significant number of its large customers to bypass its system in the foreseeable future.

     Since 1994, the Company has been authorized by the OPUC to make off-system sales and to release portions of its firm pipeline capacity at discounted rates when seasonal demand is low. This authorization is intended to allow the Company to compete effectively with independent gas marketers. Eighty percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these agreements ($3.1 million in 1996) are credited to Oregon core market customer gas costs.

Environment
-----------

     The Company is subject to air, water, hazardous waste and other environmental regulation by state and federal authorities and has complied in all material respects with applicable regulations. Compliance with these regulations has had no material effect upon the capital expenditures, earnings or the competitive position of the Company.

     The Company owns property in Linnton, Oregon and previously owned property in Salem and Eugene, Oregon that were sites of former gas manufacturing plants. The Linnton site is currently under investigation for potential remediation. The Company executed a settlement with the City of Salem in 1996 and received a release from further liability with respect to that site in return for a payment of $170,000. (See Part II, Item 7, and Item 8, Note 13.)

Employees
---------

     At year-end 1996, the Company had 1,304 employees, of which 940 were members of the Office and Professional Employees International Union, Local No. 11. These union employees have been working under a five-year Joint Accord covering wages, benefits and working conditions which will expire March 31, 1997. The Company and union representatives are currently negotiating the terms of a contract to take effect April 1, 1997.


ITEM 2.  PROPERTIES

     The Company's natural gas distribution system consists of approximately 10,000 miles of mains, as well as service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. The Company also holds all necessary permits for the crossing of the Willamette River and a number of small rivers by its mains.

     The Company owns service facilities in Portland, as well as various satellite service centers, garages, warehouses, and other buildings necessary and useful in the conduct of its business. It leases office space in Portland for its corporate headquarters. District offices are maintained on owned or leased premises at convenient points in the distribution system. The Company owns LNG facilities in Portland and near Newport, Oregon, and also owns two underground natural gas reservoirs at Mist, Oregon.

     The Company considers all of its properties currently used in its operations, both owned and leased, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

     The Company's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of the real property constituting its utility plant.

     Financial Corporation holds interests in United States oil and gas leases covering 37,315 net acres located in Oregon, California, Wyoming, and Colorado, and 6,719 net acres of underground natural gas storage in Oregon. Canor holds interests in Canadian gas and oil leases covering 142,024 net acres in Alberta and Saskatchewan. Most Canadian gas production is sold under long-term contracts to markets in both Canada and the United States. In late 1995, Oregon Natural acquired a 100 percent interest in four depleted gas reservoirs near Mist, Oregon, together with an option to purchase future storage rights in certain other areas of the Mist gas field. Oregon Natural then sold its interest in these reservoirs to the Company which is developing the reservoirs to provide additional gas storage capacity in the Mist gas field.

     The Company also holds an equity investment in a Boeing 737-300 aircraft which is under lease to Continental Airlines.


ITEM 3.  LEGAL PROCEEDINGS

     In July 1995, a jury in an Oregon state court returned a verdict against Northwest Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). Northwest Natural appealed to the Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481), which affirmed the trial court decision in February 1997. Northwest Natural plans to petition for review of the Court of Appeals decision by the Oregon Supreme Court, and believes there are ample legal precedents to support a ruling by the latter court in favor of Northwest Natural. However, due to the decreased probability that Northwest Natural will succeed in overturning or reducing the damage award on appeal, and to a decision in binding arbitration that Northwest Natural's liability insurance policy does not provide coverage for the judgment or defense costs, Northwest Natural recorded a charge of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents a share, as a reserve against payment of the judgment, costs and post-judgment interest from the case.

     The Company is party to certain other legal proceedings in which claimants seek material amounts. Although it is not possible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

                     Age at
                    December           Positions held during
      Name          31, 1996              last five years
-----------------   --------     ----------------------------------

Robert L. Ridgley      62      Chairman of the Board (1996- );
                               Director (1984-  );
                                   Chief Executive Officer
                                   (1985-96); President
                                   (1985-96); Chairman of the
                                   Executive Committee of the
                                   Board (1985-95).

Richard G. Reiten      57      President (1996 -  ); Chief
                               Executive Officer (1997-  );
                                   Chief Operating Officer(1996);
                                   President and Chief Operating
                                   Officer, Portland General
                                   Electric Company (1992-95);
                                   President, Portland General
                                   Corporation (1989-92).

Bruce R. DeBolt        49      Senior Vice President, Finance,
                               and Chief Financial Officer
                               1990-  ).

Dwayne L. Foley       51       Senior Vice President, Operations
                               and Information Services
                               (1992-  );
                                   Senior Vice President, Gas
                                   Operations and Information
                                   Services (1990-92).

Michael S. McCoy      53       Senior Vice President, Customer
                               Services (1992-  );
                                   Vice President, Operations
                                   (1990-92).

Bruce B. Samson       61       Senior Vice President, Public
                               Affairs (1990-  ); General
                               Counsel (1990-  ).

W. Richard Harper, Jr.43       Vice President, Industrial and
                               District Operations (1995-   );
                                   General Manager, Industrial
                                   and Business Development
                                   (1992-95); Assistant to the
                                   President, United Gas Pipeline
                                   Company (1992).

Diana J. Johnston     52       Vice President, Human Resources
                               and Administrative Services
                               (1996- );
                                   Vice President, Human
                                   Resources (1992-96); Manager,
                                   Customers Office Department
                                   (1989-92).

C. J. Rue             51       Secretary (1982-  ); Assistant
                               Treasurer (1987-  ).

D. James Wilson       57       Treasurer and Controller
                               (1987-  ).

   Each executive officer serves successive annual terms;
present terms end May 22, 1997.

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

   The Company's common stock was split three-for-two effective September 6, 1996, in the form of a 50 percent stock dividend, to shareholders of record August 23, 1996. Data reported in this item, related to prices for and dividends paid on shares of the Company's common stock, have been adjusted for the stock split.

   The quarterly high and low closing trades for the Company's common stock, as quoted on the Nasdaq National Market and published in the Wall Street Journal and on Nasdaq's Internet World Wide Web site, were as follows:

                          1996                     1995
                   -------------------      --------------------
Quarter Ended       High         Low         High        Low
-------------      ------       ------      ------       ------
March 31           $22.67       $20.83      $21.00      $18.67
June 30             23.58        21.17       21.00       19.33
September 30        24.25        22.54       21.50       19.75
December 31         25.75        23.25       22.67       20.50

     The closing quotation for the common stock on December 31, 1996 was $24.00. On December 29, 1995 the closing quotation (split-adjusted) was $22.00.

     (B) As of December 31, 1996 there were 10,859 holders of record of the Company's common stock.

     (C) The Company has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

   Payment Date                 1996           1995
   -------------               -----          ------
   February 15                 $0.30          $0.293
   May 15                       0.30           0.293
   August 15                    0.30           0.293
   November 15                  0.30           0.300
                               -----          ------
          Total per share      $1.20          $1.179
                               =====          ======

     It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon the Company's earnings, its financial condition and other factors.

     The Company's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of the Company's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 1996, dividend reinvestments and optional cash investments under the Plan aggregated $5.4 million. During the 19 years the Plan has been available the Company has issued and sold common stock under the Plan which produced $64.9 million in additional capital.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.

Operating revenues and cost of sales ($000):

                                1996      1995      1994      1993      1992
                                ----      ----      ----      ----      ----
Sales revenues:
   Residential                $183,802  $165,662  $176,510  $168,217  $124,834
   Commercial                  104,582    99,079   108,452   103,476    78,614
   Industrial - firm            30,672    31,268    34,443    31,340    24,867
   Industrial - interruptible   17,097    24,113    27,361    18,884     6,920
   Unbilled revenues             1,627     1,173    (5,571)    5,153     2,603
                              --------  --------  --------  --------  --------
      Total gas sales revenues 337,780   321,295   341,195   327,070   237,838
   Transportation               22,533    16,650    14,702    17,892    25,564
   Other                         9,943    10,060       829     2,890     2,781
                              --------  --------  --------  --------  --------
      Total utility operating
       revenues                370,256   348,005   356,726   347,852   266,183
Cost of gas                    142,752   144,051   163,026   138,833   101,733
                              --------  --------  --------  --------  --------
      Net utility operating
       revenues                227,504   203,954   193,700   209,019   164,450

Non-utility net operating
 revenues                       10,009     8,271    11,773    10,865     8,000
                              --------  --------  --------  --------  --------
 Net operating revenues       $237,513  $212,225  $205,473  $219,884  $172,450
                              ========  ========  ========  ========  ========
Net income                    $ 46,793  $ 38,065  $ 35,461  $ 37,647  $ 15,775
   Preferred and preference
    stock dividend
    requirements                 2,723     2,806     2,983     3,488     2,560

Earnings applicable to
 common stock                 $ 44,070  $ 35,259  $ 32,478  $ 34,159  $ 13,215
                              ========  ========  ========  ========  ========
Average common shares
 outstanding (000)*             22,391    21,817    19,943    19,612    17,864
                                ======    ======    ======    ======    ======
Primary  earnings per
 share of common stock*          $1.97     $1.62     $1.63     $1.74     $0.74**
                                 =====     =====     =====     =====     =====
Dividends per share of
 common stock*                   $1.20     $1.18    $1.173    $1.167    $1.147
                                 =====     =====    ======    ======    ======
Total  assets  - at end
 of period ($000)             $988,869  $929,277  $889,304  $849,036  $731,834
                              ========  ========  ========  ========  ========
Capitalization - at end
 of period ($000):
   Common stock equity        $346,778  $323,552  $274,408  $258,565  $241,538
   Redeemable preference stock  25,000    25,000    26,252    26,633    26,766
   Redeemable preferred stock   13,749    14,840    15,950    17,041    28,218
   Long-term debt              271,838   279,945   291,076   272,931   253,766
                              --------  --------  --------  --------  --------
    Total capitalization      $657,365  $643,337  $607,686  $575,170  $550,288
                              ========  ========  ========  ========  ========
Gas sales and transportation
 deliveries (000 therms):
   Residential                 306,310   256,462   260,218   267,818   206,131
   Commercial                  225,115   196,723   201,925   209,642   169,406
   Industrial - firm            91,122    82,958    81,348    80,588    67,847
   Industrial - interruptible   63,261    84,173    89,899    66,370    22,399
   Unbilled   therms             3,759     4,946    (7,519)    3,844     4,163
                              --------  --------  --------  --------  --------
      Total gas sales          689,567   625,262   625,871   628,262   469,946
    Transportation             410,062   379,116   364,461   415,367   595,397
                             --------- --------- --------- --------- ---------
      Total volumes
       delivered             1,099,629 1,004,378   990,332 1,043,629 1,065,343
                             ========= ========= ========= ========= =========
Customers (average for period):
   Residential                 374,558   355,427   338,053   320,186   303,585
   Commercial                   46,355    44,740    43,367    41,906    40,481
   Industrial - firm               409       405       398       388       374
   Industrial - interruptible      131       143       148       122        75
   Transportation                  106        79        66       100       153
                               -------   -------   -------   -------   -------
      Total customers          421,559   400,794   382,032   362,702   344,668
                               =======   =======   =======   =======   =======
Customer statistics:
    Heat requirements***
       Actual degree days        4,427     3,779     4,020     4,452     3,662
       20-year average degree
       days                      4,273     4,306     4,324     4,313     4,354
    Average annual use per
     customer in therms:
       Residential                 823       726       776       844       685
       Commercial                4,874     4,420     4,680     5,029     4,214

Gas purchased cost per
 therm - net (cents)             22.25     20.67     23.44     23.11     23.76
                                 =====     =====     =====     =====     =====
  * Restated to give effect to three-for-two stock split in September 1996. ** Includes loss of $0.16 per share in 1992 on Agrico Cogeneration
     Corporation.
*** A degree day is the measure of the coldness of the weather experienced based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The consolidated financial statements include:
     Regulated utility:
          Northwest Natural Gas Company (Northwest Natural)
     Non-regulated wholly-owned subsidiaries:
          NNG Financial Corporation (Financial Corporation)
          Canor Energy, Ltd. (Canor)
          Oregon Natural Gas Development Corporation (Oregon Natural)- merged with and into Northwest Natural during the second quarter of 1996
          Pacific Square Corporation (Pacific Square)-dissolved during 1995 NNG Energy Systems, Inc. (Energy Systems)-dissolved during 1995

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Note 2 to the Consolidated Financial Statements).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended December 31, 1996.

Earnings and Dividends
-----------------------

          In 1996, the Company achieved record earnings applicable to common stock of $44.1 million, up 25 percent from $35.3 million in 1995. In 1995, earnings were up 9 percent from $32.5 million in 1994. Increased 1996 earnings reflect both colder weather and customer growth. Earnings for both 1995 and 1994 were reduced by warmer weather, the effect of which was partially offset by additional sales from customer growth and higher subsidiary earnings.

           Earnings from consolidated operations were $1.97 a share in 1996, up from $1.62 a share in 1995 and $1.63 a share in 1994. Northwest Natural's common stock was split three-for-two on September 6, 1996. All share and per share data for prior periods have been restated to reflect the split.

          Northwest Natural earned $1.87 a share from gas utility operations in 1996, compared to $1.43 in 1995 and $1.39 in 1994. Weather conditions in its service territory in 1996 were 17 percent colder than in 1995 and 4 percent colder than the 20-year average. Weather in 1995 was 6 percent warmer than 1994 and 12 percent warmer than the 20-year average. The colder weather in 1996 resulted in increased gas deliveries to, and related net operating revenues (margin) from, weather-sensitive customers. The estimated weather-related increase in margin during 1996 was equivalent to about 55 cents a share compared to actual conditions during 1995. The weather-related reduction in 1995 due to warmer weather was equivalent to about 15 cents a share compared to actual conditions in 1994.

          In addition to colder weather, customer growth of 5.7 percent during 1996 contributed an estimated $10.9 million to 1996 margin. Customer growth of 4.7 percent during 1995 contributed an estimated $9.7 million to margin revenues.

          The estimated impact of weather and customer growth are derived from the Company's internal planning model. The model calculates expected sales to, and revenues from, residential and commercial customers for "base usage," representing gas use for water heaters, ranges, and other appliances not sensitive to outside temperatures. The model also calculates expected sales to, and revenues from, these customers for "heat sensitive" usage, primarily furnaces, as a function of heating degree days (the difference between 65 degrees Fahrenheit and the average of a day's high and low temperatures). The model then estimates the earnings effect of the difference between expected sales and revenues under actual temperature conditions, and expected sales and revenues under average temperature conditions.

          Subsidiary results for 1996 were equivalent to earnings of 10 cents a share, compared to earnings of 19 cents in 1995 and 24 cents in 1994. The decrease in 1996 from 1995 was primarily due to a one-time gain in 1995 of $3.8 million, equivalent to 11 cents a share, from Oregon Natural's sale of production and related gathering system assets. Subsidiary results in 1994 also included a one-time gain of $3.2 million, equivalent to 10 cents a share, resulting from the sale of Pacific Square's partnership interest in two commercial office buildings.

          1996 was the 41st consecutive year in which the Company's dividends paid have increased. Dividends paid on common stock were $1.20 a share in 1996 compared with $1.18 in 1995 and $1.173 in 1994.

Results of Operations
---------------------

     Regulatory Matters
     ------------------

          Northwest Natural provides gas utility service in Oregon and Washington, with Oregon representing approximately 94 percent of its revenues. Future earnings and cash flows from utility operations will be determined for the most part by continued growth in the residential and commercial markets, by Northwest Natural's ability to remain price competitive in the large industrial market, by the ability to control expenses, and by obtaining timely regulatory approval for investments made in utility plant.

          Northwest Natural currently has no competition from other gas utility distributors in the territory it serves. However, it competes with Northwest Pipeline Corporation (NPC) to serve large industrial customers, with oil and electricity for industrial and commercial uses, and with oil, electricity, and wood for residential use. The Pacific Northwest has historically enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydropower facilities. With further deregulation in the energy business the market for energy will become more competitive, but the Northwest is unlikely to experience the large drop in electric rates that other, high cost areas of the country are anticipating. In 1996, Northwest Natural maintained its competitive advantage over electricity and approximate price parity with fuel oil in the residential and commercial markets.

          Effective December 1, 1996, the Oregon Public Utility Commission
(OPUC) and the Washington Utilities and Transportation Commission (WUTC) approved rate decreases averaging 3.6 percent and 4.9 percent, respectively, for Northwest Natural's residential, commercial and industrial rate schedules. The OPUC and WUTC approved rate decreases averaging 6.7 percent and 8.0 percent effective December 1, 1995 and 5.6 percent and 7.0 percent effective December 1, 1994, respectively. These rate reductions passed through to customers changes in Northwest Natural's purchased gas costs, applied temporary rate adjustments to amortize regulatory balancing accounts and removed temporary rate adjustments effective the previous year.

          Northwest Natural also reduced rates by an average of 1.3 percent in Oregon effective July 1, 1996, to pass through the ongoing impact of property tax savings under an initiative measure approved by Oregon voters in 1990.

          None of the rate decreases discussed above had a material effect on net income.

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues for the three years ended December 31:

Thousands                         1996          1995          1994
(Except customers and degree days)
---------------------------------------------------------------------------
Gas Sales and Transportation Volumes (Therms):
----------------------------------------------
Residential and commercial
 sales                         531,425          453,185        462,143
Unbilled volumes                 3,759            4,946         (7,519)
                             ---------        ---------       --------
Weather-sensitive volumes      535,184   49%    458,131   46%  454,624   46%
Industrial firm sales           91,122    8%     82,958    8%   81,348    8%
Industrial interruptible sales  63,261    6%     84,173    8%   89,899    9%
                             ---------        ---------       --------
Total gas sales                689,567          625,262        625,871

Transportation deliveries      410,062   37%    379,116   38%  364,461   37%
                             ---------  ----  ---------  ---- --------  ----
Total volumes sold
  and delivered              1,099,629  100%  1,004,378  100%  990,332  100%
                             =========  ====  =========  ==== ========  ====
Utility Operating Revenues:
---------------------------
Residential and commercial
 revenues                     $288,384         $264,741        $284,962
Unbilled revenues                1,627            1,173          (5,571)
                              --------         --------       ---------
Weather-sensitive revenues     290,011   78%    265,914   76%   279,391   78%
Industrial firm sales revenues  30,672    8%     31,268    9%    34,443   10%
Industrial interruptible sales
 revenues                       17,097    5%     24,113    7%    27,361    8%
                              --------         --------        --------
Total gas sales revenues       337,780          321,295         341,195

Transportation revenues         22,533    6%     16,650    5%    14,702    4%
Other revenues                   9,943    3%     10,060    3%       829    -%
                              --------  ----   --------  ----  --------  ----
Total utility operating
 revenues                     $370,256  100%   $348,005  100%  $356,726  100%
                              ========  ====   ========  ====  ========  ====
Cost of gas sold              $142,752         $144,051        $163,026
                              ========         ========        ========
Total number of customers
 (end of period)               433,169          409,949         391,638
                               =======          =======         =======
Actual degree days               4,427            3,779           4,020
                                 =====            =====           =====
20-year average degree days      4,273            4,306           4,324
                                 =====            =====           =====

          Residential and Commercial
          --------------------------

          Customer growth continues at a rapid rate relative to others in the industry. The 23,220 customers added since December 31, 1995 represent a growth rate of 5.7 percent, the largest annual increase in customers in Northwest Natural's history and the highest percentage increase since 1970. In the three years ended December 31, 1996, almost 61,000 customers were added to the system, representing an average annual growth rate of 5.2 percent.

          Weather conditions were 4 percent colder than average in 1996, 12 percent warmer than average in 1995, and 7 percent warmer than average in 1994. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather in 1996 was 17 percent colder than in 1995 and 1995 was 6 percent warmer than 1994.

          Typically, 75 percent or more of Northwest Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to and revenues derived from these customers.

          The 17 percent increase in volumes of gas sold to residential and commercial customers during 1996 compared to 1995 reflects both customer growth and colder weather. Related revenues increased only 9 percent primarily due to rate decreases effective December 1, 1995. The addition of 18,311 customers in 1995, offset by the effects of warmer weather and a rate decrease in December 1994, combined to produce a 1 percent increase in sales volumes and a 5 percent decrease in sales revenues from residential and commercial customers as compared to 1994.

          In order to match revenues with related purchased gas costs, Northwest Natural records unbilled revenues for gas delivered to customers through the end of the period but not yet billed.

          Industrial Sales, Transportation and Other Revenues
          ---------------------------------------------------

          The combined margin from industrial sales and transportation increased to $53.9 million in 1996, compared to $49.6 million in 1995 and $44.0 million in 1994, reflecting a 9 percent increase in 1996 and a 13 percent increase in 1995. Total volumes delivered to industrial customers were 16.7 million therms, or 3 percent, higher in 1996 than in 1995, and
10.5 million therms, or 2 percent, higher in 1995 than in 1994. In addition to higher volumes, margin revenues improved in 1996 due to higher prices under industrial incentive rate schedules which are designed to track changes in oil prices. In 1995 the increase in industrial margin was primarily due to the termination of the Interruptible Sales Adjustment
(ISA) tariff schedule in Oregon effective December 1, 1994.

          Northwest Natural did not experience losses of margin revenue from new bypasses of its system in 1996, 1995, or 1994. Although Northwest Natural does not expect a significant number of its large customers to bypass its system in the foreseeable future, it may experience some deterioration of margin associated with customers' transfers to contracts with pricing designed to be competitive with the capital and operating costs of direct connections to NPC's system.

          Other revenues are primarily related to adjustments in regulatory accounts (see Note 1 to the Consolidated Financial Statements). In 1996, other revenues included $4.0 million from the amortization of property tax savings, $1.6 million from regulatory amortizations, and two nonrecurring gains. Specifically, Northwest Natural recorded a gain equivalent to 2 cents a share for the amount it will be able to recover through rates for costs and lost revenues related to energy conservation programs approved by the OPUC. Northwest Natural also recorded a gain equivalent to 2 cents a share resulting from a settlement with the OPUC concerning amounts to be refunded to Oregon customers from prior-year savings in property taxes and Oregon income taxes.

          Other revenues in 1995 included a one-time $3.0 million payment under a contract with Portland General Electric Company (PGE), an electric utility based in Portland. This contract gave PGE the option to request gas transportation service for electric generation at one or more sites in Northwest Natural's service territory. Additionally, other revenues in 1995 included $2.3 million relating to amortizations of the ISA account and $3.1 million from other amortizations.

          Cost of Gas
          -----------

          Northwest Natural has a Purchased Gas Cost Adjustment (PGA) tariff under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. The cost per therm of gas sold during 1996 was 10 percent lower than in 1995 while the cost per therm in 1995 was 12 percent lower than in 1994. The cost of gas sold was reduced by non-regulated gas sales of $1.2 million in 1996 compared to $0.3 million in 1995. Under an agreement with the OPUC, these sales are treated as a reduction of gas costs. The cost per therm of gas sold includes purchased gas costs, related tariff adjustments (deferrals and amortizations), net gas storage activity, and line loss.

          During 1994, when the average cost per therm of gas sold was the highest for the three years presented, increased gas costs resulted from higher commodity prices and from an increase in demand charges placed into effect in April 1993 by NPC.

     Subsidiary Operations
     ---------------------

          Consolidated subsidiary earnings for 1996 were $2.2 million, equivalent to 10 cents a share, compared to $4.1 million or 19 cents a share in 1995 and $4.7 million or 24 cents a share in 1994 (see Note 2 to the Consolidated Financial Statements).

          In 1996 Financial Corporation earned $1.0 million, compared to $1.3 million in 1995 and $1.8 million in 1994. The decreases in Financial Corporation's earnings from 1995 to 1996 and from 1994 to 1995 were due to weaker operating results from its investments in windpower energy facilities in California.

          Oregon Natural was merged into Northwest Natural during 1996, thereby transfering certain assets, including the stock of Canor, to Northwest Natural. As a result of this merger, Canor became a wholly-owned subsidiary of Northwest Natural. In 1996, Canor's earnings of $0.5 million incorporated the effect of $1.3 million in impairment losses resulting from the application of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Earnings from Canor's operations in 1995 and 1994, prior to the merger, are included in Oregon Natural's results of operations.

     Oregon Natural earned $0.7 million in 1996 compared to $1.8 million in 1995 and $0.4 million in 1994. Oregon Natural's earnings in 1996 and 1995 were higher due to one-time gains from asset sales, including a $2.9 million gain from the sale of underground storage assets to Northwest Natural in 1996, and a gain of $3.8 million from the sale of its gathering system and gas producing properties in 1995. The 1996 gain was partially offset by an impairment loss of $1.3 million on producing wells in accordance with SFAS No. 121 and a $1.0 million writedown of unproven properties in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

          Subsidiary results for 1994 reflected two additional factors. First, Pacific Square sold its partnership interests in two office buildings, including the Company's headquarters building, for a gain equivalent to 9 cents a share. Second, Energy Systems realized a gain equivalent to 2 cents a share on the sale of its subsidiary's assets pursuant to a bankruptcy reorganization plan. Upon completion of these transactions, both Pacific Square and Energy Systems were dissolved in 1995.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Consolidated operations and maintenance expenses were $8.2 million, or 11 percent, higher in 1996 than in 1995. Northwest Natural's operation and maintenance expenses increased $9.3 million, or 14 percent, compared to 1995 primarily due to a judgment of $4.9 million against Northwest Natural from 1995 litigation (see "Chase Gardens Litigation", below); work related to cold weather and flood conditions ($0.6 million); higher employee bonus accruals ($1.9 million); environmental investigation costs ($0.4 million); service costs tied to customer growth ($0.8 million); and market development costs ($0.7 million). An offsetting favorable variance resulted from a $1.1 million reduction in pension expense compared to 1995. Subsidiary expenses decreased $1.1 million, or 17 percent, in 1996 compared to 1995 primarily due to a decline in Oregon Natural's production costs.

          Northwest Natural's 1995 operations and maintenance expenses were $2.2 million higher compared to 1994, while subsidiary expenses decreased $1.1 million. The increase in utility operations and maintenance expenses was primarily due to increases in outside services ($0.5 million); computer network expenses ($0.4 million); operating claims ($0.4 million); bad debt expenses ($0.3 million); and environmental management expenses ($0.2 million). Lower subsidiary operations and maintenance expenses were primarily due to a decline in Oregon Natural's production expenses.

     Chase Gardens Litigation
     ------------------------

          In July 1995, a jury in an Oregon state court returned a verdict against Northwest Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). Northwest Natural appealed to the Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481), which affirmed the trial court decision in February 1997. Northwest Natural plans to petition for review of the Court of Appeals decision by the Oregon Supreme Court, and believes there are ample legal precedents to support a ruling by the latter court in favor of Northwest Natural. However, due to the decreased probability that Northwest Natural will succeed in overturning or reducing the damage award on appeal, and to a decision in binding arbitration that Northwest Natural's liability insurance policy does not provide coverage for the judgment or defense costs, Northwest Natural recorded a charge of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents a share, as a reserve against payment of the judgment, costs and post-judgment interest from the case.

          Taxes Other Than Income
          -----------------------

          Taxes other than income, which are comprised of property, franchise, payroll and other taxes, declined $2.6 million, or 11 percent, in 1996. Actual property tax expense was $2.9 million lower than in 1995, due to refunds and lower tax accruals under the settlement of a property valuation appeal in Oregon. The settlement reduced Northwest Natural's assessed property values for the current and prior property tax years by an average of about 9 percent. Accruals of other property tax savings and associated interest for refund to customers, which had been charged to other taxes, ceased at the end of the second quarter of 1996 when a permanent rate reduction incorporating these savings became effective in Oregon.

          Northwest Natural's franchise taxes increased $0.6 million, or 8 percent, from $7.6 million in 1995 to $8.2 million in 1996. These taxes are incurred as a percentage of revenue, and the increase paralleled the percentage increase in gas sales revenues from 1995 to 1996. The increase in franchise taxes, together with an increase in payroll and other taxes, partially offset the decrease in property taxes during 1996.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          Depreciation, depletion and amortization expense increased $2.5 million, or 6 percent, in 1996 compared to 1995, and $2.5 million, or 7 percent, in 1995 compared to 1994. Northwest Natural's depreciation expense decreased $0.7 million from 1995 to 1996, reflecting lower depreciation rates approved by the OPUC and WUTC effective January 1, 1996. The impact of the lower depreciation rates was partially offset by depreciation expense from additional utility plant placed in service. Northwest Natural's depreciation expense increased $2.9 million, or 9 percent, in 1995 compared to 1994 primarily due to additional utility plant in service.

          Subsidiary depreciation, depletion and amortization expense increased $3.2 million, or 79 percent, in 1996 compared to 1995, and decreased $0.4 million, or 9 percent, in 1995 compared to 1994. Subsidiary depreciation expense in 1996 included impairment ($1.3 million) and abandonment ($1.0 million) expenses recorded by Oregon Natural, pursuant, respectively, to the adoption of SFAS No. 121 and the write-down of unproven properties. Canor also recorded a $1.3 million expense during 1996 pursuant to SFAS No. 121.

     Other Income
     ------------

          The variations in other income during the past three years resulted primarily from non-recurring items including: Oregon Natural's 1995 gain on the sale of its gathering system and interests in production assets in Oregon; Energy Systems' 1995 and 1994 gains resulting from the reorganization plan of its California cogeneration subsidiary; and Pacific Square's 1994 gain from the sale of its investments (see "Subsidiary Operations").

     Interest Charges
     ----------------

          Interest charges increased $1.2 million, or 5 percent, in 1996 compared to 1995 partially due to the sale of $20 million and $10 million of Northwest Natural's Medium-Term Notes in October 1996 and December 1995, respectively. The 1996 increase also resulted from a higher average balance of Northwest Natural's commercial paper outstanding which increased from $7.4 million in 1995 to $14.0 million in 1996, plus post-judgment interest charged due to the Chase Gardens litigation (see "Chase Gardens Litigation," above).

            Allowance for Funds Used During Construction (AFUDC) represents the cost of funds used during the construction of utility plant (see Note 1 to the Consolidated Financial Statements). In 1996, AFUDC reduced interest expense by $0.8 million compared to $0.6 million in 1995 and $0.3 million in 1994. The weighted average AFUDC rates increased from 3.4 percent in 1994 to 5.3 percent in 1995 and 8.9 percent in 1996, reflecting higher short-term interest rates and the use of long-term debt and equity to fund construction work in progress. (See "Financing Activities" below).

     Income Taxes
     ------------

          The effective corporate income tax rate for each of the three years ended December 31, 1996, 1995, 1994 was 37 percent which approximates the Company's statutory tax rate for these periods (see Note 7 to the Consolidated Financial Statements). The significant increase in income tax expense during 1996 was directly related to the $14 million, or 23 percent, increase in income before income taxes as compared to 1995.

          In the fourth quarter of 1996, Northwest Natural recorded an adjustment reducing tax expense for the year by $1.9 million, or 8 cents a share, for reversal of deferred tax amounts provided in prior years.

     Preferred and Preference Stock Dividend Requirements
     ----------------------------------------------------

          Preferred and preference stock dividend requirements for 1996 were lower by $0.1 million, or 3 percent, compared to 1995, due to sinking fund redemptions of preferred stock. 1995 requirements were $0.2 million, or 6 percent, lower than 1994 due to sinking fund redemptions and the conversion or redemption in 1995 of all remaining shares of the $2.375 Series of Convertible Preference Stock.

Financial Condition
-------------------

     Capital Structure
     -----------------

          Northwest Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. Northwest Natural finances these expenditures from cash provided by operations, and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of gas usage by Northwest Natural's residential and commercial customers influences the Company's financing requirements. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Note 6 to the Consolidated Financial Statements).

          The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred and preference stock redemption requirements (see Notes 3 and 5 to the Consolidated Financial Statements).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided by operating activities in 1996 was $6.1 million, or 7 percent, higher than in 1995. The increase was primarily due to colder weather and customer growth and the resulting increases in gas deliveries and related margin from weather-sensitive customers, partially offset by the continuing effect of rate changes in December 1994 and December 1995 to amortize credit balances in regulatory accounts. The increased revenues also contributed to increases in accounts receivable and accounts payable.

          Cash provided by operating activities was $26.2 million, or 24 percent, lower in 1995 than in 1994. The reduction was primarily due to the rate changes effective in December 1994 to amortize credit balances in regulatory accounts and to the effects of weather, in combination with customer growth, on accounts receivable, unbilled revenue, inventories of gas, and accounts payable balances.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see Note 13 to the Consolidated Financial Statements).

          Investing Activities
          --------------------

          Cash requirements for Northwest Natural's capital expenditures totaled $83.4 million, up $16.2 million, or 24 percent, from 1995. The increase included higher amounts for the gas distribution system in order to serve significant customer growth ($8.8 million); resumption of the development of a new customer information system (CIS) which was delayed in 1995 ($3.7 million); and development of a remote data terminal system ($1.9 million).

          In 1995, the decrease of $10.5 million in capital expenditures from 1994 resulted largely from a $5.5 million reduction in expenditures related to the CIS project and a $3.2 million reduction in costs to construct new mains and services. In 1995, the CIS project was temporarily delayed until a new software system could be selected to support Northwest Natural's current and future requirements.

          Northwest Natural's construction expenditures are estimated at $110 million for 1997. Over the five year period 1997 through 2001, these expenditures are estimated to be $500 to $550 million. The higher level of capital expenditures over the next five years reflects projected high customer growth, plus a major system reinforcement project and the development of additional underground storage facilities. An estimated
50 percent of the required funds is expected to be internally generated, with the remainder to be funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          In 1995 and 1994, $5.1 million and $4.8 million, respectively, were invested in Canor's gas and oil properties. Additionally, in 1995, Oregon Natural invested $6.5 million in underground natural gas storage properties. Northwest Natural invested $3.0 million in 1996 and plans to invest $3.0 million in 1997 in Canor's exploration and production program to supplement Canor's internally generated funds.

          Financing Activities
          --------------------

          Cash used for financing activities during 1996 totaled $6.5 million, down $0.7 million from 1995. The primary financing activities for 1996 which accounted for the change from 1995 were Northwest Natural's sale of $20 million of its Medium-Term Notes in October 1996 and the net issuance of $21.2 million of commercial paper, offset by the redemption of $22 million of Medium-Term Notes and First Morgage Bonds.

          Primary financing activity in 1995 consisted of the sale of $33.0 million of Northwest Natural's Common Stock in February 1995, the sale of $10 million of its Medium-Term Notes, and the related net redemption of $24.8 million of commercial paper. In 1994, financing activity principally consisted of the sale of $20 million of Northwest Natural's Medium-Term Notes and the related net redemption of $18.9 million of commercial paper. The proceeds, after redemptions, from stock and Medium-Term Note offerings were added to the general funds of the Company and were used for general corporate purposes, primarily to fund, in part, Northwest Natural's construction program.

          In 1995, Northwest Natural redeemed the remaining shares of its $2.375 Series of Convertible Preference Stock.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the years ended December 31, 1996, 1995, and 1994, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.53, 3.15, and 3.08, respectively. Earnings consist of net income before taxes, plus fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

          Like all companies with business application software programs, the Company is affected by the "Year 2000" issue. Much of this software, which includes its customer service, operations, and financial systems, was written using two digits to define the year, rather than four. Any of the Company's software that is time-sensitive may recognize a date using "00" as the year 1900 rather than 2000. This could result in the computer shutting down or performing incorrect calculations.

          Northwest Natural is in the process of identifying the software programs that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. Northwest Natural believes that with the appropriate modifications, it will be able to operate its time-sensitive software programs beyond the turn of the century. The extent or the estimated cost of such modifications cannot yet be determined. Northwest Natural intends to seek recovery through future rates of its costs of any remediation that may be required by this issue.

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

          In 1993, Northwest Natural recorded an expense of $0.5 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and legal fees in connection with the voluntary investigation at the Linnton site. It recorded an additional $0.4 million of expense in 1996 for costs of the continuing investigation, and estimates that ongoing costs will average about $0.1 million per calendar quarter until the investigation is concluded, perhaps during 1997. Northwest Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance or through future rates.

          In 1996, the Eugene Water and Electric Board (EWEB) asked Northwest Natural to participate in an investigation and potential remediation of a 1.5 acre site of a former manufactured gas plant in Eugene, Oregon. Northwest Natural purchased the property in 1958, after the plant had been converted to a liquid propane gas plant. It used the propane plant until 1960 when the system was converted to natural gas, and continued to use the site as a service center until 1976 when it was sold. Although Northwest Natural never operated the manufactured gas plant, EWEB has contended that Northwest Natural's activities on the site may have exacerbated prior contamination. To date, Northwest Natural has not agreed to participate in an investigation of the site and has not obtained sufficient information to determine the extent of its responsibility, if any, for remediation of the site.

          In 1992, the City of Salem, Oregon, requested Northwest Natural's participation in its review of an environmental assessment of riverfront property in Salem to be developed as a park, including a block previously owned by Northwest Natural which was the site of a former manufactured gas plant. The City had determined that there was environmental contamination on the site, and that a remediation process involving Northwest Natural and other prior owners of the block would be required. In 1996, Northwest Natural agreed to a settlement of the City's claim under which Northwest Natural paid $170,000 to the City as a contribution toward development of the park, in return for a release from any further liability for costs incurred by the City for remediation of the site.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          TABLE OF CONTENTS
                          -----------------


                                                                 Page
                                                                 ----
1. Management's Responsibility for Financial Statements           35

2. Independent Auditors' Report                                   36

3. Consolidated Financial Statements:
   Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994                            37

   Consolidated Statements of Earnings Invested in the Business
     for the Years Ended December 31, 1996, 1995 and 1994        38

   Consolidated Balance Sheets, December 31, 1996 and 1995       39

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994                            41

   Consolidated Statements of Capitalization, December 31,
     1996 and 1995                                               42

   Notes to Consolidated Financial Statements                    43

4. Quarterly Financial Information (unaudited)                   69



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

          The Board of Directors, through its Audit Committee, oversees management's financial reporting responsibilities. The committee meets regularly with management, the internal auditors, and representatives of the Company's independent auditors. Both internal and external auditors have free and independent access to the committee and the Board of Directors. No member of the committee is an employee of the Company. The committee reports the results of its activities to the full Board of Directors. Annually, the Audit Committee recommends the nomination of independent auditors to the Board of Directors for shareholder approval.


                                /s/ Richard G. Reiten
                              -------------------------------
                              Richard G. Reiten
                              President and
                              Chief Executive Officer


                                /s/ Bruce R. DeBolt
                              -------------------------------
                              Bruce R. DeBolt
                              Senior Vice President, Finance,
                              and Chief Financial Officer


DELOITTE & TOUCHE LLP

---------------------------------------------------------------

          Suite 3900               Telephone: (503) 222-1341
          111 SW Fifth Avenue      Facsimile: (503) 224-2172
          Portland, Oregon  97204-3698




INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Northwest Natural Gas Company


We have audited the accompanying consolidated balance sheets and statements of capitalization of Northwest Natural Gas Company and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of income, earnings invested in the business, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Northwest Natural Gas Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 12, 1997

                       NORTHWEST NATURAL GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                   (Thousands, Except Per Share Amounts)


Year Ended December 31                   1996        1995       1994
-------------------------------------------------------------------------
NET OPERATING REVENUES:
  Operating revenues                   $380,318   $356,276    $368,261
Cost of sales                           142,805    144,051     162,788
                                       --------   --------    --------
       Net operating revenues           237,513    212,225     205,473
                                       --------   --------    --------
OPERATING EXPENSES:
  Operations and maintenance             80,218     72,018      70,881
  Taxes other than income taxes          21,597     24,181      24,263
  Depreciation, depletion and
   amortization                          43,047     40,594      38,058
                                       --------   --------    --------
       Total operating expenses         144,862    136,793     133,202
                                       --------   --------    --------
INCOME FROM OPERATIONS                   92,651     75,432      72,271
                                       --------   --------    --------
OTHER INCOME                              8,196     10,432       8,582
                                       --------   --------    --------
INTEREST CHARGES:
  Interest on long-term debt             23,176     23,141     21,921
  Other interest                          3,448      2,252      2,473
  Amortization of debt discount
   and expense                              865        882        850
                                        -------    -------    -------
       Total interest charges            27,489     26,275     25,244

  Allowance for funds used during
   construction                            (782)      (596)      (325)
                                       --------   --------   --------
  Total interest charges-net             26,707     25,679     24,919
                                       --------   --------   --------
INCOME BEFORE INCOME TAXES               74,140     60,185     55,934

INCOME TAXES                             27,347     22,120     20,473
                                       --------   --------   --------
NET INCOME                               46,793     38,065     35,461
  Redeemable preferred and preference
   stock dividend requirements            2,723      2,806      2,983
                                       --------   --------   --------
EARNINGS APPLICABLE TO COMMON STOCK    $ 44,070   $ 35,259   $ 32,478
                                       ========   ========   ========
AVERAGE COMMON SHARES OUTSTANDING        22,391     21,817     19,943
                                         ======     ======     ======
EARNINGS PER SHARE OF COMMON STOCK       $ 1.97     $ 1.62     $ 1.63
                                         ======     ======     ======
DIVIDENDS PER SHARE OF COMMON STOCK      $ 1.20     $ 1.18     $1.173
                                         ======     ======     ======
  -----------------------------------------------------------------------
  See Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
       CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS
                                (Thousands)



                                        1996         1995        1994
------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR         $105,651     $ 97,275    $ 88,497

   Net Income                          46,793       38,065      35,461

   Cash dividends:
       Redeemable preferred and
        preference stock               (2,735)      (2,836)     (3,041)
       Common stock                   (26,836)     (25,517)    (23,365)
   Stock Dividend:
       Common stock                   (23,704)           --          --
   Foreign currency translation
       and capital stock expense         (793)      (1,336)       (277)
                                     --------     --------     -------
BALANCE AT END OF YEAR               $ 98,376     $105,651    $ 97,275
                                     ========     ========    ========

-------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                (Thousands)


December 31                                        1996       1995
-----------------------------------------------------------------------
ASSETS:
PLANT AND PROPERTY IN SERVICE:
  Utility plant in service                      $1,055,112   $969,075
  Less accumulated depreciation                    336,141    308,702
                                                ----------   --------
       Utility plant - net                         718,971    660,373

  Non-utility property                              45,689     53,807
  Less accumulated depreciation and depletion       19,388     16,997
                                                 ---------   --------
       Non-utility property - net                   26,301     36,810
                                                 ---------   --------
       Total plant and property in service         745,272    697,183
                                                 ---------   --------
INVESTMENTS AND OTHER:
  Investments                                       33,008     34,126
  Long-term notes receivable                         1,715      3,756
                                                 ---------   --------
       Total investments and other                  34,723     37,882
                                                 ---------   --------
CURRENT ASSETS:
  Cash and cash equivalents                          8,219      7,782
  Accounts receivable - customers                   41,890     35,175
  Allowance for uncollectible accounts              (1,057)      (790)
  Accrued unbilled revenue                          22,340     21,493
  Inventories of gas, materials and supplies        14,439     14,254
  Prepayments and other current assets              12,483     12,396
                                                ----------   --------
       Total current assets                         98,314     90,310
                                                ----------   --------
REGULATORY TAX ASSETS                               57,940     60,430
                                                ----------   --------
DEFERRED DEBITS AND OTHER                           52,620     43,472
                                                ----------   --------
       TOTAL ASSETS                             $  988,869   $929,277
                                                ==========   ========

---------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                (Thousands)



December 31                                      1996         1995
----------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements
 of Capitalization):
  Common stock                                  $ 71,425      $ 46,958
  Premium on common stock                        176,977       170,943
  Earnings invested in the business               98,376       105,651
                                                --------      --------
     Total common stock equity                   346,778       323,552

  Redeemable preference stock                     25,000        25,000
  Redeemable preferred stock                      13,749        14,840
  Long-term debt                                 271,838       279,945
                                                --------      --------
     Total capitalization                        657,365       643,337
                                                --------      --------
CURRENT LIABILITIES:
  Notes payable                                   50,058        28,832
  Accounts payable                                64,795        41,784
  Long-term debt due within one year              26,000        21,000
  Taxes accrued                                    3,196        10,281
  Interest accrued                                 5,396         4,617
  Other current and accrued liabilities           19,418        13,204
                                                --------      --------
     Total current liabilities                   168,863       119,718
                                                --------      --------
DEFERRED INVESTMENT TAX CREDITS                   11,668        12,493
                                                --------      --------
DEFERRED INCOME TAXES                            123,625       118,692
                                                --------      --------
REGULATORY ACCOUNTS AND OTHER                     27,348        35,037
                                                --------      --------
COMMITMENTS AND CONTINGENCIES (Note 13)               --            --
                                                --------      --------
     TOTAL CAPITALIZATION AND LIABILITIES       $988,869      $929,277
                                                ========      ========


------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                       NORTHWEST NATURAL GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Thousands)

Year Ended December 31                            1996       1995       1994
------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                    $ 46,793   $ 38,065   $ 35,461
  Adjustments to reconcile net income to net
   cash provided by operations:
      Depreciation, depletion and amortization    43,047     40,594     38,058
      Gain on sale of assets                      (2,897)    (4,636)        --
      Deferred income taxes and investment
       tax credits                                 4,108      5,222      8,796
      Equity in (earnings)losses of investments     (773)    (2,141)    (2,331)
      Allowance for funds used during
       construction                               (1,593)      (620)      (325)
      Regulatory accounts and other - net        (14,347)     3,974      8,989
                                                --------   --------   --------
          Cash from operations before working
            capital changes                       74,338     80,458     88,648

      Changes in operating assets and liabilities:
          Accounts receivable                     (6,448)     7,767      1,820
          Accrued unbilled revenue                  (847)    (1,173)     5,570
          Inventories of gas, materials and
           supplies                                 (185)       704      1,880
          Accounts payable                        23,011     (6,733)     4,199
          Accrued interest and taxes              (6,306)     3,744        (41)
          Other current assets and liabilities     6,377       (908)     7,948
                                                --------   --------   --------
      CASH PROVIDED BY OPERATING ACTIVITIES       89,940     83,859    110,024
                                                --------   --------   --------
INVESTING ACTIVITIES:
  Acquisition and construction of
   utility plant assets                          (83,400)   (67,163)   (77,668)
  Investment in non-utility plant                 (3,246)   (18,964)    (7,455)
  Proceeds from sale of non-utility assets            --      7,862         --
  Investments and other                            3,682      1,356       (192)
                                                --------   --------   --------
      CASH USED IN INVESTING ACTIVITIES          (82,964)   (76,909)   (85,315)
                                                --------   --------   --------
FINANCING ACTIVITIES:
  Common stock issued                              5,690     39,569      5,847
  Redeemable preference stock retired                 --       (174)        --
  Redeemable preferred stock retired              (1,091)      (989)    (1,091)
  Long-term debt:
      Issued                                      20,000     10,000     20,000
      Retired                                    (22,000)    (1,131)       (18)
  Change in short-term debt                       21,226    (24,822)   (18,894)
  Cash dividend payments:
      Redeemable preferred and preference stock   (2,735)    (2,836)    (3,041)
      Common stock                               (26,836)   (25,517)   (23,365)
  Foreign currency translation and capital
   stock expense                                    (793)    (1,336)      (277)
                                                 -------   --------   --------
      CASH PROVIDED BY (USED FOR)
        FINANCING ACTIVITIES                      (6,539)    (7,236)   (20,839)
                                                --------   --------   --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    437       (286)     3,870
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR      7,782      8,068      4,198
                                                --------   --------   --------
CASH AND CASH EQUIVALENTS - END OF YEAR         $  8,219   $  7,782   $  8,068
                                                ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                   $25,846   $ 25,346   $ 24,262
      Income taxes                               $27,266   $ 15,819   $ 12,054
SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITIES:
  Conversion to common stock:
       $2.375 Series of Convertible
       Preference Stock                               --   $  1,078   $    381
       7-1/4 percent Series of Convertible
        Debentures                                $1,107   $    121   $    837

---------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                      NORTHWEST NATURAL GAS COMPANY
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     (Thousands, Except Share Amounts)

December 31                                 1996                 1995
---------------------------------------------------------------------------
COMMON STOCK EQUITY:
  Common stock - par value $3-1/6 per
     share; authorized 60,000,000 shares:
     outstanding - 1996, 22,555,184
     shares; 1995, 22,243,251 shares       $ 71,425             $ 46,958
  Premium on common stock                   176,977              170,943
  Earnings invested in the business          98,376              105,651
                                           --------             --------
       Total common stock equity            346,778    53%       323,552    50%
                                           --------   ----      --------   ----
REDEEMABLE PREFERENCE STOCK, authorized
  2,000,000 shares; $6.95 Series, stated
     value $100 per share; outstanding -
     1996, 250,000 shares; 1995, 250,000
     shares                                  25,000               25,000
                                          ---------            ---------
       Total redeemable preference stock     25,000    4%         25,000     4%
                                          ---------  ----      ---------  -----

REDEEMABLE PREFERRED STOCK, authorized
  1,500,000 shares; all outstanding series
     have a stated value of $100 per share:
  $4.68 Series, outstanding - 1996, 3,905
     shares; 1995, 5,519 shares                 391                  552
  $4.75 Series, outstanding - 1996, 6,085
     shares; 1995, 7,885 shares                 608                  788
  $7.125  Series, outstanding - 1996,
     127,500 shares; 1995, 135,000 shares    12,750               13,500
                                           --------             --------
        Total redeemable preferred stock     13,749    2%         14,840     2%
                                           --------  ----       --------   ----

LONG-TERM DEBT:
  First Mortgage Bonds
     9-3/4% Series due 2015                  50,000               50,000
     9-1/8% Series due 2019                  22,000               24,000
  Medium-Term Notes
  First Mortgage Bonds:
     4.80% Series A due 1996                     --                5,000
     7.38% Series A due 1997                 20,000               20,000
     7.69% Series A due 1999                 10,000               10,000
     5.96% Series B due 2000                  5,000                5,000
     5.98% Series B due 2000                  5,000                5,000
     8.05% Series A due 2002                 10,000               10,000
     6.40% Series B due 2003                 20,000               20,000
     6.34% Series B due 2005                  5,000                5,000
     6.38% Series B due 2005                  5,000                5,000
     6.45% Series B due 2005                  5,000                5,000
     6.50% Series B due 2008                  5,000                5,000
     8.26% Series B due 2014                 10,000               10,000
     8.31% Series B due 2019                 10,000               10,000
     9.05% Series A due 2021                 10,000               10,000
     7.25% Series B due 2023                 20,000               20,000
     7.50% Series B due 2023                  4,000                4,000
     7.52% Series B due 2023                 11,000               11,000
     6.52% Series B due 2025                 10,000               10,000
     7.05% Series B due 2026                 20,000                   --
  Unsecured:
     4.90% Series A due 1996                     --               10,000
     8.69% Series A due 1996                     --                5,000
     7.40% Series A due 1997                  5,000                5,000
     8.93% Series A due 1998                  5,000                5,000
     8.95% Series A due 1998                 10,000               10,000
     8.47% Series A due 2001                 10,000               10,000
  Convertible Debentures
     7-1/4% Series due 2012                  10,838               11,945
                                           --------             --------
                                            297,838              300,945
Less long-term debt due within one-year      26,000               21,000
                                           --------             --------
Total long-term debt                        271,838    41%       279,945    44%
                                           --------   ----      --------  -----
       TOTAL CAPITALIZATION                $657,365   100%      $643,337  100%
                                           ========   ====      ========  ====
---------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


NORTHWEST NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

Organization and Principles of Consolidation
--------------------------------------------

     The consolidated financial statements include:

          Regulated utility:
          --Northwest Natural Gas Company (Northwest Natural)

          Non-regulated wholly-owned businesses:
          --NNG Financial Corporation (Financial Corporation)
          --Canor Energy, Ltd. (Canor)
          --Oregon Natural Gas Development Corporation (Oregon
             Natural)

     Oregon Natural was merged with and into Northwest Natural during the second quarter of 1996. Two other subsidiaries, Pacific Square Corporation (Pacific Square) and NNG Energy Systems, Inc. (Energy Systems), were dissolved during 1995.

     Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

     Investments in corporate joint ventures and partnerships in which the Company's ownership is 50 percent or less are accounted for by the equity method or the cost method (see Note 10).

     Certain amounts from prior years have been reclassified to conform with the 1996 presentation.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.

Industry Regulation
-------------------

     The Company's principal business is the distribution of natural gas which is regulated by the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC). Accounting records and practices conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

Utility Plant
-------------

     Utility plant for Northwest Natural is stated at original cost (see table in Note 10). When a depreciable unit of property is retired, the original cost is removed from both utility plant and the accumulated provision for depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

     Northwest Natural's provision for depreciation of utility property,
     which is computed under the straight-line,   age-life method in
     accordance with independent engineering studies and as approved by regulatory authorities, approximated 3.8 percent of average depreciable plant in 1996, 4.2 percent in 1995 and 4.1 percent in 1994. The rate of depreciation approximates the economic life of the utility property.

     Certain additions to utility plant include an allowance for funds used during construction (AFUDC), a non-cash item. AFUDC represents the cost of funds borrowed during construction and is calculated using actual commercial paper interest rates. If commercial paper borrowings are insufficient to finance the total work in progress, then a composite rate of interest on all debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Northwest Natural's weighted average AFUDC rates were 8.9 percent for 1996, 5.3 percent for 1995, and 3.4 percent for 1994.

Regulatory Accounts
-------------------

     In applying SFAS No. 71, Northwest Natural has capitalized certain costs and benefits as regulatory assets and liabilities pursuant to orders of the state utility regulatory commissions, in general rate proceedings or expense deferral proceedings, in order to provide for recovery of revenues or expenses from, or refunds to, Northwest Natural's utility customers in future periods. At December 31, 1996 and 1995, regulatory tax assets were $57.9 million and $60.4 million, respectively, while regulatory assets and liabilities (net) were $8.2 million and $28.2 million, respectively.

     If the Company, at some point in the future, determines that all or a portion of these regulatory assets and liabilities no longer meets the criteria for continued application of SFAS No. 71, then the Company would be required to write off that portion which it could not recover or refund.

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

Derivatives Policy
------------------

     Northwest Natural has a "Derivatives Policy" which allows up to a 100 percent hedge position in currency derivatives to match and lock-in prices on individual Canadian natural gas purchase transactions; interest rate derivatives to match specific outstanding debt instruments maturing in less than five years; and natural gas commodity derivatives to lock-in prices on gas purchased for a future period under contracts with market-indexed pricing. The policy requires derivatives to be used within prescribed limitations and only in order to reduce price risk, so as to qualify for hedge accounting treatment. Changes in market values of foreign currency contracts, and gains or losses on commodity swap contracts, are deferred and recognized as adjustments to gas purchase costs upon concurrent settlement of these contracts (see Note 12).

Income Taxes
------------

     Northwest Natural uses the liability method of accounting for deferred income taxes. Deferred tax liabilities and assets reflect the expected future tax consequences, based on enacted tax law, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts.

     Consistent with rate and accounting instructions of regulatory authorities, deferred income taxes are not currently collected for those income tax temporary differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. Northwest Natural has recorded a regulatory tax asset for amounts pending recovery from customers in future rates. These amounts are primarily differences between the book and tax basis of net utility plant in service. This asset balance was $57.9 million at December 31, 1996, and $60.4 million at December 31, 1995 (see Note 7).

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

2.   CONSOLIDATED SUBSIDIARY OPERATIONS:
----------------------------------------

     At December 31, 1996, the Company had two active wholly-owned subsidiaries, Financial Corporation and Canor. Another wholly-owned subsidiary, Oregon Natural, was merged into Northwest Natural during 1996, while two other subsidiaries, Pacific Square and Energy Systems, were dissolved during 1995.

NNG Financial Corporation
-------------------------

     Financial Corporation provides short-term financing for Canor and has several financial investments, including investments as a limited partner in four solar electric generating systems, four windpower electric generating projects, a hydroelectric facility and two low-income housing projects. It also holds interests in certain gas producing properties in the western United States (see Note 10).

Oregon Natural Gas Development Corporation
------------------------------------------

     Prior to its merger with Northwest Natural, Oregon Natural's primary activities included oil and gas exploration and production and underground gas storage development. Oregon Natural recognized a $2.9 million gain from the sale of underground gas storage assets to Northwest Natural. In accordance with SFAS No. 71, the profit from this sale, although intercompany in nature, was not eliminated during consolidation since the sales price was approved by the OPUC and the approximate sales price which resulted in the intercompany gain is expected to be recovered through rates as an allowable cost. In mid-1996, Oregon Natural transferred its interests in certain gas-producing properties in the western United States to Financial Corporation. Ownership of Oregon Natural's remaining assets, including stock in Canor and its equity interest in a Boeing 737 aircraft, was transferred to Northwest Natural through the merger.

Canor Energy, Ltd.
------------------

     Canor, an Alberta, Canada corporation, is engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. Canor began operations in 1990 as a wholly-owned subsidiary of Oregon Natural. When Oregon Natural was merged into Northwest Natural during 1996, Canor became a wholly-owned subsidiary of Northwest Natural.

Summarized financial information for the consolidated subsidiaries follows:

Thousands                                 1996        1995       1994
------------------------------------------------------------------------
Statements of Income for the year ended
 December 31:
Net Operating Revenues                  $10,009      $ 8,271    $11,773
Operating Expenses                       11,671        9,727     11,253
                                        -------      -------    -------
Income (Loss) from Operations           (1,662)      (1,456)        520

Income from Financial
 Investments                                773       2,063       2,115
Other Income and Interest Charges         4,197       5,991       4,092
                                        -------     -------     -------
Income Before Income Taxes                3,308       6,598       6,727

Income Tax Expense                        1,076       2,497       1,986
                                        -------     -------     -------
Net Income                              $ 2,232     $ 4,101     $ 4,741
                                        =======     =======     =======

Balance Sheets as of December 31:
Assets:
      Non-utility property - net        $25,704     $36,053     $24,212
      Investments and other              26,081      37,364      41,419
      Current assets                     20,898      20,750      27,541
                                        -------     -------     -------
          Total Assets                  $72,683     $94,167     $93,172
                                        =======     =======     =======

Capitalization and Liabilities:
      Equity                            $30,706    $ 30,392    $ 26,562
      Current liabilities                13,590      37,459      42,164
      Other liabilities                  28,387      26,316      24,446
                                        -------    --------    --------
          Total Capitalization and
           Liabilities                  $72,683    $ 94,167    $ 93,172
                                        =======    ========    ========

----------------------------------------------------------------------
3.     CAPITAL STOCK:
---------------------

Common Stock
------------

     On September 6, 1996, additional shares of common stock were distributed to shareholders of record on August 23, 1996 in connection with a three-for-two stock split. All share disclosures and per share data related to the common stock included in these financial statements are presented on a post-split basis. Amounts associated with common stock for prior years have been adjusted to reflect the stock split.

     During 1996, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one Right for each outstanding share of common stock. Each Right entitles the shareholder to purchase one tenth of a share of common stock for $6.67. In the event that any person acquired more than 15 percent of the outstanding common stock, or should the Company be acquired in a merger or other business combination transaction, subject to the terms of the Rights Plan, the Right would become exercisable, entitling each holder (other than the acquiring person or group), for a purchase price equal to 10 times the current purchase price of the Right, to purchase that number of shares of common stock having a market value equal to 20 times the purchase price of the Right. The Rights will expire on March 15, 2006.

     At December 31, 1996, Northwest Natural had reserved 95,706 shares of common stock for issuance under the Employee Stock Purchase Plan, 198,685 shares under its Dividend Reinvestment and Stock Purchase Plan, 910,015 shares under its 1985 Stock Option Plan (see Note 4), 604,904 shares for future conversions of its 7-1/4 percent Convertible Debentures and 3,000,000 shares under the Shareholder Rights Plan.

     In the first quarter of 1995, Northwest Natural sold 1.72 million shares of its Common Stock. The net proceeds of $33.0 million were used for corporate purposes, primarily to fund, in part, Northwest Natural's construction program, and to repay short-term debt incurred for that purpose.

Redeemable Preference Stock
---------------------------

  The remaining shares of the $2.375 Series of Convertible Preference Stock were redeemed on May 15, 1995. The $6.95 Series of Preference Stock is not redeemable prior to December 31, 2002, but is subject to mandatory redemption on that date.

Redeemable Preferred Stock
--------------------------

  The mandatory preferred stock redemption requirements aggregate $1.1 million in 1997 and 1998, $1.0 million in 1999 and $0.8 million in 2000 and 2001. These requirements are noncumulative. At any time Northwest Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on common stock or preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

  The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. At December 31, 1996, redemption prices were $100 per share for the $4.68 and $4.75 Series. Shares of the $7.125 Series are redeemable on or after May 1, 1998 at a price of $104.75 per share decreasing each year thereafter to $100 per share on or after May 1, 2008.

The following table shows the changes in the number of shares of Northwest Natural's capital stock and the premium on common stock for the years 1996, 1995, and 1994:

                                                                      Premium
                                  --------------Shares------------      on
                                            Redeemable   Redeemable   Common
                                  Common    Preference    Preferred    Stock
                                   Stock       Stock        Stock   (Thousands)
-------------------------------------------------------------------------------
Balance, December 31, 1993       19,765,884    315,323     170,406    $128,340
   Sales to employees                16,284         --          --         290
   Sales to stockholders            260,991         --          --       4,958
   Exercise of stock options
    - net                             5,101         --          --           2
  Conversion of preference
    stock to common                  37,721    (15,244)         --         301
  Conversion of convertible
    debentures to common             42,047         --          --         748
   Sinking fund purchases                --         --     (10,902)         --
   Other                                 --         --          --           2
                                 ----------   --------    --------    --------
Balance, December 31, 1994       20,128,028    300,079     159,504     134,641
   Sales to the public            1,725,000         --          --      30,571
   Sales to employees                21,046         --          --         346
   Sales to stockholders            237,985         --          --       4,376
   Exercise of stock options
    - net                            18,359         --          --          45
  Conversion of preference
    stock to common                 106,755    (43,137)         --         853
  Conversion of convertible
    debentures to common              6,078         --          --         108
   Sinking fund purchases                --         --     (11,100)         --
   Redemptions                           --     (6,942)         --          --
   Other                                 --         --          --           3
                                 ----------    -------     -------    --------
Balance, December 31, 1995       22,243,251    250,000     148,404     170,943
   Sales to employees                15,043         --          --         255
   Sales to stockholders            235,878         --          --       4,834
   Exercise of stock options
    - net                             5,400         --          --         (11)
  Conversion of convertible
    debentures to common             55,612         --          --         956
   Sinking fund purchases                --         --     (10,914)         --
                                 ----------    -------     -------    --------
Balance December 31, 1996        22,555,184    250,000     137,490    $176,977
                                 ==========    =======     =======    ========
--------------------------------------------------------------------------------

4.     STOCK OPTION AND PURCHASE PLANS:
---------------------------------------

     Northwest Natural's 1985 Stock Option Plan (Plan) authorizes an aggregate of 1,200,000 shares of common stock for issuance as incentive or non-statutory stock options. These options may be granted only to officers and key employees designated by a committee of Northwest Natural's Board of Directors.

     All options are granted at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. Option holders may exchange shares they have owned for at least one year, at the current market price, to purchase shares at the option price.

     During 1985, 1990, 1994, 1995 and 1996, 225,000, 129,750, 112,773,
     11,250, and 170,400 options were granted under the Plan at option prices of $11.75, $16.59, $24.00, $20.17, and $20.92, respectively.
     Since inception of the Plan, 50,523 options have expired. Northwest Natural applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for either the Plan or the employee stock purchase plan. Had compensation cost for Northwest Natural's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in a manner consistent with the method determined under SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1996         1995
                                              ----         ----
Earnings applicable to common stock ($000):
-------------------------------------------
     As reported                            $44,070       $35,259
     Pro forma                               43,480        35,185
Primary earnings per share
--------------------------
     As reported                              $1.97         $1.62
     Pro forma                                 1.94          1.61
Fully diluted earnings per share
--------------------------------
     As reported                              $1.94         $1.60
     Pro forma                                 1.89          1.57

     For purposes of the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: a dividend yield of 5 and 5.4 percent; expected volatility of 22 and 21 percent; risk-free interest rates of 6 and 7 percent; and expected lives of seven years.

     Information regarding the Plan is summarized as follows:

                                                 Options
                                     -----------------------------
                                       1996        1995      1994
                                       ----        ----      ----
    Outstanding, beginning of year    167,846    208,506   106,955

    $11.75 Options:
       Exchanged by holders                --    (10,284)   (4,620)
       Exercised                           --    (14,310)   (5,102)

    $16.59 Options:
       Exchanged by holders           (12,933)   (14,268)       --
       Exercised                       (5,400)    (4,048)       --

    $24.00 Options:
       Granted                             --         --    112,773
       Expired                         (8,250)    (9,000)    (1,500)

    $20.17 Options:
       Granted                             --     11,250         --

    $20.92 Options:
       Granted                        170,400         --         --
       Expired                         (3,000)        --         --
                                      -------    -------    -------
    Outstanding, end of year          308,663    167,846    208,506
                                      =======    =======    =======
    Available for grant, end
     of year                          601,352    760,500     12,750
                                      =======    =======    =======
    --------------------------------------------------------------

     Northwest Natural has an employee stock purchase plan whereby employees may purchase common stock at 92 percent of the average bid and ask market price on the subscription date. The subscription date is set annually, and each employee may purchase up to 900 shares payable through payroll deduction over a six to 12 month period.

5.   LONG-TERM DEBT:
--------------------

     The issuance of first mortgage bonds under the Mortgage and Deed of Trust is limited by property, earnings and other provisions of the mortgage. Northwest Natural's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of its utility property.

     The 7-1/4 percent Series of Convertible Debentures may be converted at any time into 50-1/4 shares of common stock for each $1,000 face value ($19.90 per share).

     The sinking fund requirements and maturities for the five years ending December 31, 2001, on the long-term debt outstanding at December 31, 1996 amount to: $26.0 million in 1997; $16.0 million in 1998; and $11.0 million in 1999, 2000, and 2001.

6.   NOTES PAYABLE AND LINES OF CREDIT:
---------------------------------------

     Northwest Natural has available through September 30, 1997, committed lines of credit with five commercial banks totaling $100 million, consisting of a primary fixed amount of $50 million plus an excess amount of up to $50 million available as needed, at Northwest Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1997, committed lines of credit with two commercial banks totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of Northwest Natural.

     Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the Northwest Natural or the Financial Corporation line of credit as of December 31, 1996 or December 31, 1995.

     Northwest Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines, under agency agreements with a commercial bank. Additionally, Financial
     Corporation's commercial paper is supported by the guaranty of Northwest Natural. The amounts and average interest rates of commercial paper outstanding were as follows at December 31:

                                  1996               1995
                           -----------------   ----------------
     Thousands               Amount    Rate     Amount    Rate
     -----------------------------------------------------------

     Northwest Natural       $43,532   5.4%     $13,041   5.9%
     Financial Corporation     6,526   5.4%      15,791   6.0%
                             -------            -------
       Total                $50,058            $28,832
                            =======            =======

     -----------------------------------------------------------

7.   INCOME TAXES:
------------------

     A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:

Thousands                              1996      1995       1994
-------------------------------------------------------------------
Computed income taxes based on
 statutory federal income tax
 rate of 35%                          $25,949   $21,065    $19,577

Increase (reduction) in taxes
 resulting from:
   Differences between book and tax
    depreciation                        1,313     1,575      1,575
   Current state income tax, net
    of federal tax benefit              3,235     2,051      2,189
   Federal income tax credits            (228)     (384)      (338)
Restoration of investment tax
    credit                               (849)   (1,088)    (1,077)
   Removal costs                         (538)     (552)      (556)
   Reversal of amounts provided in
    prior years                        (1,900)       --         --
   Unconsolidated foreign subsidiary
    income                                113       266       (172)
   Other - net                            252      (812)      (725)
                                      -------   -------    -------
Total provision for income taxes      $27,347   $22,121    $20,473
                                      =======   =======    =======

---------------------------------------------------------------------
     The provision for income taxes consists of the following:

Thousands                               1996       1995      1994
---------------------------------------------------------------------
Income taxes currently payable:
   Federal                            $17,634   $16,104    $10,441
   State                                2,912     1,052      2,375
   Foreign                                126       284         21
                                      -------   -------    -------
      Total                            20,672    17,440     12,837
                                      -------   -------    -------
Deferred taxes - net:
   Federal                              5,451     4,086      7,720
   State                                1,889     1,683        993
   Foreign                                184        --        --
                                      -------   -------    -------
      Total                             7,524     5,769      8,713
                                      -------   -------    -------

Investment and energy tax credits
 restored:
   From utility operations               (800)     (800)     (800)
   From subsidiary operations             (49)     (288)     (277)
                                     --------   -------   -------
      Total                              (849)   (1,088)   (1,077)

   Total provision for income taxes   $27,347   $22,121   $20,473
                                      -------   -------   -------
   Percentage of pretax income          36.9%     36.8%     36.6%
                                      =======   =======   =======
--------------------------------------------------------------------

   Deferred tax assets and liabilities are comprised of the following:

Thousands                                        1996        1995
--------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment             $112,210    $110,544
     Regulatory asset                            22,597      23,568
                                               --------    --------
       Total                                    134,807     134,112
                                               --------    --------
Deferred tax assets:
     Regulatory liability                      $  3,609    $  9,099
     Other deferred assets                        7,554       5,842
     Alternative minimum tax credits                 19         479
                                               --------    --------
       Total                                     11,182      15,420
                                               --------    --------
Net accumulated deferred income tax liability  $123,625    $118,692
                                               ========    ========
--------------------------------------------------------------------

8.   EMPLOYEE RETIREMENT PLANS:
-------------------------------

     Northwest Natural has two non-contributory defined benefit retirement plans covering all regular, full-time employees with more than one year of service. The benefits under the plans are based upon years of service and the employee's average compensation during the final years of service. Northwest Natural's funding policy is to make the annual contribution required by applicable regulations and recommended by its actuary. Plan assets consist primarily of marketable foreign and domestic equity securities, corporate obligations, U.S. government obligations and cash equivalents.

     The following table sets forth the amounts recognized in the financial statements and the combined funded status of the retirement plans:

     Thousands                          1996         1995        1994
     ------------------------------------------------------------------
     Service cost                     $  3,082     $  2,819    $  2,952
     Interest cost                       6,980        6,843       6,264
     Return on assets                 (14,935)     (29,291)       4,056
     Net amortization and deferral       4,110       19,927    (12,804)
                                      --------     --------     -------
     Annual pension cost             $   (763)     $    298     $   468
                                      ========     ========     =======
     ------------------------------------------------------------------
     Vested benefit obligation        $ 84,502     $ 79,805    $ 68,628
     Total accumulated benefit
       obligation                     $ 84,915     $ 80,079    $ 70,186
     ------------------------------------------------------------------
     Funded status as of December 31:
        Plan assets at fair value     $134,376     $124,748    $100,077
        Projected benefit obligation
         for service rendered to date  100,481       96,999      85,206
                                      --------     --------    --------
     Funded status                      33,895       27,749      14,871
     Unrecognized net gain            (35,326)      (30,185)    (15,992)
     Unrecognized net asset at
      transition                       (1,123)       (1,518)     (1,914)
     Unrecognized prior service costs    5,012        5,650       5,028
                                       -------     --------    --------
     Prepaid pension cost              $ 2,458     $  1,696    $  1,993
                                       =======     ========    ========
     Total cash contribution           $     0     $      0    $     10
                                       =======     ========    ========

     ------------------------------------------------------------------
     Discount rate:
        Funded status                    7.50%        7.50%       8.00%
                                         =====        =====       =====
        Pension cost                     7.50%        8.00%       7.50%
                                         =====        =====       =====
     Expected long-term rate of return on
      plan assets                        9.00%        9.00%       9.00%
                                         =====        =====       =====
     Rate for compensation increases     5.00%        5.00%       5.00%
                                         =====        =====       =====
     ------------------------------------------------------------------

     Effective December 31, 1995, Northwest Natural changed the assumed discount rate used in determining the funded status of the plans from
     8.00 percent to 7.50 percent. The 7.50 percent discount rate was used in determining the funded status of the plans at year-end 1995 and 1996 and was used to determine annual pension cost in 1996. This discount rate also will be used to determine 1997 pension cost.

     Northwest Natural has a qualified "Retirement K Savings Plan" under Internal Revenue Code Section 401(k) and a non-qualified "Executive Deferred Compensation Plan," for eligible employees. These plans are designed to enhance the existing retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. Northwest Natural's contributions to these plans in 1996, 1995, and 1994 were $1.0 million, $0.8 million, and $0.7 million, respectively.

     Northwest Natural has a non-qualified supplemental retirement plan for eligible executive officers which it is funding with trust-owned life insurance. The amount of coverage is designed to provide sufficient returns to recover all costs of the plan if assumptions made as to mortality experience, policy earnings, and other factors are realized. Expenses related to the plan were $1.3 million in 1996 and $1.0 million in 1995 and 1994.

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

     The accrued costs in excess of benefits paid of approximately $1.0 million per year (pre-tax) relating to SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," are not included in Northwest Natural's rates. The staff of the OPUC has recommended that Northwest Natural's portion of these costs allocated to Oregon be authorized for recovery in rates only pursuant to a general rate case filing, and has recommended against the use of deferred accounting treatment for their recovery. Northwest Natural is charging the Oregon portion of these costs to expense. The WUTC has approved deferred accounting treatment for the portion of these costs allocated to Washington pending final approval for recovery in a general rate case. Northwest Natural monitors its need for general rate cases covering these and other expenses and plans to file a general rate case in Washington in 1997.

     The following table sets forth the postretirement health care and life insurance plan's status at December 31:

     Thousands
     ------------------------------------------------------------
                                      1996      1995       1994
                                      ----      ----       ----
     Retirees                       $ 5,753   $ 5,983    $  5,768
     Fully eligible active
      plan participants               1,232     1,254         834
     Other active plan participants   3,878     4,236       3,792
                                    -------    ------    --------
         Total accumulated post-
          retirement benefit
          obligation                 10,863    11,473      10,394
     Fair value of plan assets            -         -           -
                                    -------   -------     -------
     Accumulated postretirement
      benefit obligation in
      excess of plan assets          10,863    11,473      10,394
     Unrecognized transition
      obligation                     (9,024)   (9,588)    (10,152)
     Unrecognized gain                2,273     1,262       1,942
                                    -------   -------    --------
         Accrued postretirement
          benefit cost              $ 4,112   $ 3,147    $  2,184
                                    =======   =======    ========

     Service cost - benefits
      earned during the period      $   262   $   239    $    314
     Interest cost on accumulated
      postretirement benefit
      obligation                        838       859         859
     Amortization of transition
      obligation                        556       503         564
                                    -------   -------     -------
         Net postretirement
          benefit cost              $ 1,656  $ 1,601     $ 1,737
                                    =======   =======     =======
     ------------------------------------------------------------

     The unrecognized transition obligation is being amortized over a period of 20 years beginning January 1, 1993. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-Medicare eligibility is 6.5 percent for 1997; 8.5 percent for 1998; 8 percent for 1999; 7.5 percent for 2000;
     7.0 percent for 2001; then decreasing over the next six years to 4 percent. The assumed rate for the HMO plan is 4 percent for 1997; 5 percent for 1998; 4.5 percent for 1999; and 4 percent for the next eight years. The assumed rate for post-Medicare eligibility is 6 percent for 1997; 8 percent for 1998; 7.5 percent for 1999; 7 percent for 2000; 6.5 percent for 2001; then decreasing over the next six years to 4 percent. A one-percentage-point change in the assumed health care cost trend rate for each year would adjust the accumulated postretirement benefit obligation and net postretirement health care cost as of December 31, 1996 by approximately 13 percent and 17 percent, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation was
     8.0 percent at December 31, 1996, 7.5 percent at December 31, 1995 and
     8.5 percent at December 31, 1994.

10.  PROPERTY AND INVESTMENTS:
------------------------------

The following table sets forth the major classifications of Northwest Natural's utility plant and accumulated provision for depreciation at December 31. The lower average depreciation rates in 1996 compared to 1995 reflect reductions in these rates approved by the OPUC and WUTC effective January 1, 1996.
                               1996                       1995
                        ------------------         -----------------
                                   Average                    Average
                                 Depreciation              Depreciation
Thousands               Amount      Rate           Amount      Rate
----------------------------------------------------------------------
Transmission and
 distribution          $  873,862      3.6%      $  811,559    3.8%
Storage                    66,624      2.7%          59,700    3.9%
General                    66,483      6.8%          64,856    7.6%
Intangible and other      11,287      12.5%          11,725   13.2%
                       ----------                 ---------
     Utility plant in
       service          1,018,256      3.8%         947,840    4.2%
Gas stored long-term       10,708                     6,738
Work in progress           26,148                    14,497
                       ----------                 ---------
      Total utility
       plant            1,055,112                   969,075
Less accumulated
 provision for
 depreciation             336,141                   308,702
                       ----------                ----------
     Utility plant-net $  718,971                $  660,373
                       ==========                ==========
-------------------------------------------------------------------

     The following table summarizes the Company's investments in affiliated entities accounted for under the equity and cost methods, and its investment in a leveraged lease at December 31:

     Thousands                             1996       1995
    -------------------------------------------------------
    Electric generation                 $22,035     $22,405
    Aircraft leveraged lease              8,265       8,734
    Gas pipeline and other                2,708       2,987
                                        -------     -------
       Total investments and other      $33,008     $34,126
                                        =======     =======
    -------------------------------------------------------

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

     In 1987, Oregon Natural purchased a Boeing 737-300 aircraft which was leased to Continental Airlines for 20 years under a leveraged lease agreement. As part of the merger with Northwest Natural, the aircraft was transferred from Oregon Natural to Northwest Natural.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
-----------------------------------------

     The estimated fair values of Northwest Natural's financial instruments have been determined using available market information and appropriate valuation methodologies. The following is a list of financial instruments whose carrying values are sensitive to market conditions:

                        December 31, 1996     December 31, 1995
                       --------------------  --------------------
                        Carrying Estimated   Carrying  Estimated
Thousands                Amount  Fair Value   Amount   Fair Value
-----------------------------------------------------------------

Redeemable preference
 stock                  $ 25,000  $ 22,750   $ 25,000  $ 22,500
Redeemable preferred
 stock                  $ 13,749  $ 12,956   $ 14,840  $ 14,092
Long-term debt
 including amount due
 within one year        $297,838  $316,205   $300,945  $333,052
-----------------------------------------------------------------

     Fair value of the redeemable preference stock and the redeemable preferred stock was estimated using quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues.

     The carrying amount of long-term notes receivable was stated at estimated fair value at December 31, 1996 and December 31, 1995.

12.  USE OF FINANCIAL DERIVATIVES:
----------------------------------

     In connection with its Canadian gas purchase commitments, Northwest Natural uses foreign currency forward contracts to hedge against fluctuations in currency values. The forward contracts have terms ranging up to 12 months. Such contracts are purchased in an amount up to 100 percent but not less than 80 percent of estimated daily requirements for commodity gas purchased in Canadian currency from gas suppliers in Canada. The notional amount of these contracts at December 31, 1996, totaled $10.3 million, and, if settled on that date, Northwest Natural would have realized a loss on these contracts of $0.1 million.

     Northwest Natural uses natural gas commodity swap agreements to convert certain long-term gas purchase contracts from floating prices to fixed prices. Under the commodity swap agreements, Northwest Natural receives or makes payments based on the differential between a specified price and the actual price of natural gas as measured by price indices relating to the market area where it purchases the gas. The swap agreements have terms ranging up to 12 months. They may cover up to 100 percent of Northwest Natural's daily baseload supplies, although in 1996 and 1995 the limited market for gas commodity swaps in the supply areas where Northwest Natural purchases baseload gas restricted their use to 30 percent or less of baseload supplies. At December 31, 1996 and 1995, the Company had swap agreements with broker-dealers to exchange monthly payments on notional quantities amounting to 30,000 and 15,000 MMBtu per day of gas, respectively. Under the swap agreements in effect at December 31, 1996, the Company pays fixed prices averaging $1.285 per MMBtu. In return, it receives a price that varies from month to month with market conditions; this price was $3.55 per MMBtu at December 31, 1996. The notional amount of the swap agreements at December 31, 1996, was $11.7 million, and, if settled on that date, Northwest Natural would have realized a gain on these swaps of $3.6 million.

13.  COMMITMENTS AND CONTINGENCIES:
-----------------------------------

     Lease Commitments
     -----------------

     Future lease commitments are: $4.9 million in 1997; $2.5 million in 1998 and 1999; $2.4 million in 2000 and $2.3 million in 2001.
     Thereafter, total commitments amount to $7.1 million. These commitments principally relate to the lease of the Company's office headquarters, vehicles and computer systems.

     Total rental expense for 1996, 1995 and 1994 was $5.4 million, $5.3 million and $5.1 million, respectively.

     Purchase Commitments
     --------------------

     Northwest Natural has signed agreements providing for the availability of firm pipeline capacity under which it must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, Northwest Natural has entered into long-term agreements to release firm pipeline capacity. The aggregate amounts of these agreements were as follows at December 31, 1996:

                                         Capacity      Capacity
                                         Purchase      Release
     Thousands                          Agreements     Agreements
     ------------------------------------------------------------
     1997                                 $ 77,641     $ 4,142
     1998                                   77,417       4,142
     1999                                   77,417       4,142
     2000                                   77,416       4,142
     2001                                   76,692       4,142
     2001 through 2023                     573,346      36,589
                                          --------     -------
        Total                              959,929      57,299
        Less: Amount representing
         interest                          326,068      19,118
                                          --------     -------
        Total at present value            $633,861     $38,181
                                          ========     =======
     -----------------------------------------------------------

     Northwest Natural's total payments of fixed charges under capacity purchase agreements in 1996, 1995 and 1994 were $73.4 million, $62.2 million, and $50.0 million, respectively. Included in the amounts for 1996, 1995 and 1994 were reductions for capacity release sales totaling $4.2 million, $4.8 million and $3.7 million, respectively. In addition, Northwest Natural is required to pay per-unit charges based on the actual quantities shipped under the agreements. In certain of Northwest Natural's take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

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

     In 1993, Northwest Natural recorded an expense of $0.5 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and legal fees in connection with the voluntary investigation at the Linnton site. It recorded an additional
     $0.4 million of expense in 1996 for costs of the continuing investigation, and estimates that ongoing costs will average about $0.1 million per calendar quarter until the investigation is concluded, perhaps during 1997. Northwest Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance or through future rates.

     In 1996, the Eugene Water and Electric Board (EWEB) asked Northwest Natural to participate in an investigation and potential remediation of a 1.5 acre site of a former manufactured gas plant in Eugene, Oregon. Northwest Natural purchased the property in 1958, after the plant had been converted to a liquid propane gas plant. It used the propane plant until 1960 when the system was converted to natural gas, and continued to use the site as a service center until 1976 when it was sold. Although Northwest Natural never operated the manufactured gas plant, EWEB has contended that Northwest Natural's activities on the site may have exacerbated prior contamination. To date, Northwest Natural has not agreed to participate in an investigation of the site and has not obtained sufficient information to determine the extent of its responsibility, if any, for remediation of the site.

     Litigation
     ----------

     In July 1995, a jury in an Oregon state court returned a verdict against Northwest Natural in the case of Northwest Natural Gas Company
     v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). Northwest Natural appealed to the Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481), which affirmed the trial court decision in February 1997. Northwest Natural plans to petition for review of the Court of Appeals decision by the Oregon Supreme Court, and believes there are ample legal precedents to support a ruling by the latter court in favor of Northwest Natural. However, due to the decreased probability that Northwest Natural will succeed in overturning or reducing the damage award on appeal, and to a decision in binding arbitration that Northwest Natural's liability insurance policy does not provide coverage for the judgment or defense costs, Northwest Natural recorded a charge of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents a share, as a reserve against payment of the judgment, costs and post-judgment interest from the case.

     The Company is party to certain other legal actions in which claimants seek material amounts. Although it is impossible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operations or cash flows.

     Technology Risk
     ----------------

     Like all companies with business application software programs, Northwest Natural is affected by the "Year 2000" issue. Much of this software, which includes its customer service, operations, and financial systems, was written using two digits to define the year, rather than four. Any of the Company's software that is time-sensitive may recognize a date using "00" as the year 1900 rather than 2000. This could result in the computer shutting down or performing incorrect calculations.

     Northwest Natural is in the process of identifying the software programs that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. Northwest Natural believes that with the appropriate modifications, it will be able to operate its time-sensitive software programs beyond the turn of the century. The extent or the estimated cost of such modifications cannot yet be determined.
     Northwest Natural intends to seek recovery through future rates of its costs of any remediation that may be required by this issue.

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-------------------------------------------


                       --------------Quarter Ended-------------
Dollars (Thousands
 Except Per Share Amounts) Mar. 31   June 30    Sept. 30    Dec. 31   Total
------------------------------------------------------------------------------

1996
 Operating revenues        137,561     71,884     50,585    120,288   380,318
 Net operating revenues     83,504     46,183     34,578     73,248   237,513
 Net income                 23,356      5,508        255     17,674**  46,793
 Earnings (loss) per share    1.02       0.22      (0.02)      0.76**    1.97*

1995
 Operating revenues        125,389     71,029     48,644    111,214   356,276
 Net operating revenues     73,845     41,805     28,031     68,544   212,225
 Net income (loss)          19,052      3,508     (4,348)    19,853    38,065
 Earnings (loss) per share    0.88       0.13      (0.23)      0.86      1.62*

-----------------------------------------------------------------------------

* Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding has increased in each quarter shown, the sum of quarterly earnings does not equal earnings per share for the year. Variations in earnings between quarterly periods are due primarily to the seasonal nature of the Company's business.

** Results for the fourth quarter of 1996 include a charge equivalent to 15 cents per share resulting from a judgment against Northwest Natural in litigation dating from 1995 and an adjustment reducing tax expense by $1.9 million, or 8 cents a share, for reversal of deferred tax amounts provided in prior years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Audit Committee of the Board of Directors has recommended that Price Waterhouse LLP, independent certified public accountants, be retained as independent auditors of the Company for the year 1997, and that this firm be elected by the shareholders at the Annual Meeting. On February 20, 1997, the Board approved Price Waterhouse LLP as its independent auditors for the year ending December 31, 1997. The Company plans to engage Price Waterhouse LLP as its independent auditors, subject to approval by the shareholders. In case Price Waterhouse LLP is not elected, the Board of Directors will select another certified public accounting firm to serve as independent auditors of the Company.

          On February 21, 1997, management informed the former accountant, Deloitte & Touche LLP, that it had been dismissed. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of Deloitte & Touche LLP on the Company's financial statements within the two most recent fiscal years prior to their dismissal. There were no reportable disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



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


                            PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

           1. A list of all Financial Statements is incorporated by reference to Item 8.

           2.  List of Exhibits filed:

                *(3a.) Restated Articles of Incorporation, as filed and effective June 24, 1988 and amended
                           December 8, 1992, December 1, 1993 and May 27, 1994 (incorporated herein by reference to Exhibit (3a.) to Form 10-K for 1994, File No. 0-
                           994).

                *(3b.) Bylaws as amended effective July 25, 1996 (incorporated herein by reference to Exhibit 3 to Form 10-Q for quarter ended June 30, 1996, File No. 0-994).

                *(4a.) Copy of Mortgage and Deed of Trust, dated as of July 1, 1946, to Bankers Trust and R. G. Page (to whom Stanley Burg is now successor), Trustees (incorporated herein by reference to Exhibit 7(j) in File No. 2-6494); and copies of Supplemental Indentures Nos. 1 through 14 to the Mortgage and Deed of Trust, dated respectively, as of June 1, 1949, March 1, 1954, April 1, 1956, February 1, 1959, July 1,
                           1961, January 1, 1964, March 1, 1966,
                           December 1, 1969, April 1, 1971, January 1,
                           1975, December 1, 1975, July 1, 1981, June 1,
                           1985 and November 1, 1985 (incorporated herein by reference to Exhibit 4(d) in File No. 33-
                           1929); Supplemental Indenture No. 15 to the
                           Mortgage and Deed of Trust, dated as of July 1, 1986 (filed as Exhibit (4)(c) in File No. 33-24168); Supplemental Indentures Nos. 16, 17 and 18 to the Mortgage and Deed of Trust, dated, respectively, as of November 1, 1988, October 1, 1989 and July 1, 1990 (incorporated herein by reference to Exhibit (4)(c) in File No. 33-40482); Supplemental Indenture No. 19 to the Mortgage and Deed of Trust, dated as of June 1, 1991 (incorporated herein by reference to Exhibit 4(c) in File No. 33-64014); and Supplemental Indenture No. 20 to the Mortgage and Deed of Trust, dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4(c) in File No. 33-53795).

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

                *(10j.(3)) Service Agreement, dated June 17, 1993, between
                           Northwest Pipeline Corporation and the Company (incorporated herein by reference to Exhibit (10j.(3)) to Form 10-K for 1994, File No. 0-
                           994).

                *(10j.(4)) Firm Transportation Service Agreement, dated
                           October 22, 1993, between Pacific Gas
                           Transmission Company and the Company
                           (incorporated herein by reference to Exhibit
                           (10j.(4)) to Form 10-K for 1994, File No. 0-
                           994).

                *(10j.(5)) Firm Transportation Service Agreement, dated
                           June 22, 1994, between Pacific Gas Transmission Company and the Company (incorporated herein by reference to Exhibit (10j.(5)) to Form 10-K for 1995, File No. 0-994).

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

                *(10b.) Executive Supplemental Retirement Income Plan, 1995 Restatement (incorporated herein by reference to Exhibit (10b.) to Form 10-K for 1994, File No. 0-994).

                *(10b.-1)  1995 Amendment to Executive Supplemental
                           Retirement Income Plan (1995 Restatement)
                           (incorporated herein by reference to Exhibit
                           (10b.-1) to Form 10-K for 1995, File No. 0-
                           994).

                *(10c.) 1985 Stock Option Plan, as amended effective May 25, 1995 (incorporated herein by reference to Exhibit (10c.) to Form 10-K for 1995, File No. 0-994).

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

                *(10e.-2)  Amendment No. 2 to Executive Deferred
                           Compensation Plan (incorporated herein by reference to Exhibit
                           (10e.-2) to Form 10-K for 1994, File No. 0-
                           994).

                *(10f.) Directors Deferred Compensation Plan, 1988 Restatement, effective January 1, 1988
                           (incorporated herein by reference to Exhibit
                           (10g.) to Form 10-K for 1987, File No. 0-994).

                *(10f.-1)  Amendment No. 1 to Directors Deferred
                           Compensation Plan (incorporated herein by reference to Exhibit
                           (10f.-1) to Form 10-K for 1994, File No. 0-
                           994).

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

                *(10k.) Executive Annual Incentive Plan, effective March 1, 1990, as amended effective January 1, 1992 and January 1, 1996 (incorporated by reference to Exhibit (10k.) to Form 10-K for 1995, File No. 0-
                           994).

                *(10l.) Employment agreement dated November 27, 1989, between the Company and an executive officer (incorporated herein by reference to Exhibit (10l.) to Form 10-K for 1991, File No. 0-994).

                *(10m.) Agreement dated September 22, 1994, between the Company and an executive officer (incorporated herein by reference to Exhibit (10m.) to Form 10-K for 1994, File No. 0-994).

                *(10n.) Employment agreement dated November 2, 1995, as amended February 27, 1996, between the Company and an executive officer (incorporated herein by reference to Exhibit (10n.) to Form 10-K for 1995, File No. 0-994).

                *(10o.) Form of Severance Agreement as entered into between the Company and designated executive officers (incorporated herein by reference to Exhibit (10o.) to Form 10-K for 1995, File No. 0-994).

                The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

      (b) Reports on Form 8-K.

           No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.

___________________________

*Incorporated herein by reference as indicated.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NORTHWEST NATURAL GAS COMPANY

Date:  February 21, 1997        By:  /s/ Richard G. Reiten
       -----------------        --------------------------------
                                 Richard G. Reiten, President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  SIGNATURE                             TITLE                     DATE
  ---------                             -----                     ----

/s/ Richard G. Reiten           Principal Executive Officer   February 21, 1997
------------------------------   and Director
Richard G. Reiten, President
and Chief Executive Officer


/s/ Bruce R. DeBolt             Principal Financial Officer   February 21, 1997
-------------------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

/s/ D. James Wilson             Principal Accounting Officer  February 21, 1997
-------------------------------
D. James Wilson
Treasurer and Controller

/s/ Mary Arnstad                Director  )
-------------------------------           )
Mary Arnstad                              )
                                          )
/s/ Thomas E. Dewey, Jr.        Director  )
-------------------------------           )
Thomas E. Dewey, Jr.                      )
                                          )
/s/ Tod R. Hamachek             Director  )
------------------------------            )
Tod R. Hamachek                           )
                                          )
/s/ Richard B. Keller           Director  )
-------------------------------           )
Richard B. Keller                         )
                                          )
/s/ Wayne D. Kuni               Director  )
-------------------------------           )
Wayne D. Kuni                             )
                                          )                   February 21, 1997
/s/ Randall C. Pape                       )
------------------------------- Director  )
Randall C. Pape                           )
                                          )
/s/ Robert L. Ridgley                     )
------------------------------- Director  )
Robert L. Ridgley                         )
                                          )
/s/ Dwight A. Sangrey           Director  )
-------------------------------           )
Dwight A. Sangrey                         )
                                          )
/s/ Melody C. Teppola           Director  )
-----------------------------             )
Melody C. Teppola                         )
                                          )
/s/ Russell F. Tromley          Director  )
-------------------------------           )
Russell F. Tromley                        )
                                          )
/s/ Benjamin R. Whiteley        Director  )
------------------------------            )
Benjamin R. Whiteley                      )


                 NORTHWEST NATURAL GAS COMPANY

                        EXHIBIT INDEX
                              To
                   Annual Report on Form 10-K
                     For Fiscal Year Ended
                       December 31, 1996


                                                     Exhibit
                     Document                         Number
                     --------                        -------
*  Restated Articles of Incorporation, as filed
   June 24, 1988 and amended December 8, 1992,
   December 1, 1993 and May 27, 1994                  (3a.)

*  Bylaws as amended effective July 25, 1996           (3b.)

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

*  Firm Transportation Service Agreement, dated
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

   Executive Compensation Plans and Arrangements
   ---------------------------------------------

*  Employment Agreement, dated October 27, 1983,
   between the Company and an executive officer       (10a.)

*  Executive Supplemental Retirement Income Plan,
   1995 Restatement                                   (10b.)

*  1995 Amendment to Executive Supplemental
   Retirement Income Plan (1995 Restatement)          (10b.-1)

*  1985 Stock Option Plan as amended effective
   May 25, 1995                                       (10c.)

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

*  Agreement dated November 2, 1995, as amended
   February 27, 1996, between the Company and an
   executive officer                                  (10n.)

*  Form of Severance Agreement as entered into
   between the Company and designated executive
   officers.                                          (10o.)



--------------------------
*  Incorporated by reference