Form 10-K405/A
period 1996-12-31
NORTHWEST NATURAL GAS CO
filed 1997-02-27
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                          -----

                                   FORM 10-K/A

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

                    (16)       Letter re change in certifying accountant.

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

                    *(10b.-1)  1995 Amendment to Executive Supplemental
                               Retirement Income Plan (1995 Restatement)
                               (incorporated herein by reference to Exhibit
                               (10b.-1) to Form 10-K for 1995, File No.
                               0-994).

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

        (b)   Reports on Form 8-K.

              No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.

---------------------------

                  *Incorporated herein by reference as indicated.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTHWEST NATURAL GAS COMPANY


Dated:  February 27, 1997                 By:   /s/ Bruce R. DeBolt
                                             -----------------------------------
                                          Name:  Bruce R. DeBolt
                                          Title: Senior Vice President
                                                 and Chief Financial Officer

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

*    Replacement Firm Transportation Agreement,
     dated July 31, 1991, between the Company and
     Northwest Pipeline Corporation                               (10j.(1))

*    Firm Transportation Service Agreement, dated
     November 10, 1993, between the Company and
     Pacific Gas Transmission Company                             (10j.(2))

*    Service Agreement, dated June 17, 1993, between
     Northwest Pipeline Corporation and the Company               (10j.(3))

*    Firm Transportation Service Agreement, dated
     October 22, 1993, between Pacific Gas
     Transmission Company and the Company                         (10j.(4))

*    Firm Transportation Service Agreement, dated
     June 22, 1994, between Pacific Gas Transmission
     Company and the Company                                      (10j.(5))

     Statement re computation of per share earnings               (11)

     Statement re computation of ratios                           (12)

     Letter re change in certifying accountant                    (16)

     Independent Auditors' Consent                                (23)

     Financial Data Schedule                                      (27)

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