Form 10-Q
period 1997-03-31
NORTHWEST NATURAL GAS CO
filed 1997-05-15
CIK 73020

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                                  -------------------------

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________         to  ________________

Commission file number                         0-994
                                               -----


                          NORTHWEST NATURAL GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Oregon                                                      93-0256722
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

220 N. W. Second Avenue, Portland, Oregon                         97209
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (503) 226-4211
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At May 9, 1997, 22,634,358 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY
                                 March 31, 1997
                         Summary of Information Reported




The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                   Page Number
                                                                   -----------
Item 1. Financial Statements

        (1)   Consolidated Statements of Income for the                3
              three-month periods ended March 31, 1997 and 1996, and Consolidated Statements of Earnings Invested in the Business for the three-month periods ended
              March 31, 1997 and 1996.

        (2)   Consolidated Balance Sheets at March 31, 1997            4
              and 1996 and December 31, 1996.

        (3)   Consolidated Statements of Cash Flows for the            5
              three-month periods ended March 31, 1997 and 1996.

        (4)   Consolidated Statements of Capitalization at
              March 31, 1997 and 1996 and December 31, 1996.           6

        (5)   Notes to Consolidated Financial Statements               7

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition                  8


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             16

Item 5. Other Information                                             16

Item 6. Exhibits and Reports on Form 8-K                              17

        Signature                                                     17


<PAGE 2>

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                          ---------------------
                                                            1997         1996
                                                            ----         ----
Net Operating Revenues:
     Operating revenues ..............................   $ 134,347    $ 137,561
     Cost of sales ...................................      50,308       54,057
                                                         ---------    ---------
          Net operating revenues .....................      84,039       83,504
                                                         ---------    ---------

Operating Expenses:
     Operations and maintenance ......................      19,442       20,000
     Taxes other than income taxes ...................       6,879        7,867
     Depreciation, depletion and amortization ........      10,242       12,704
                                                         ---------    ---------
          Total operating expenses ...................      36,563       40,571
                                                         ---------    ---------
Income from Operations ...............................      47,476       42,933
                                                         ---------    ---------
Other Income (Expense) ...............................        (652)       2,481
                                                         ---------    ---------
Interest Charges - net ...............................       6,722        6,496
                                                         ---------    ---------
Income Before Income Taxes ...........................      40,102       38,918

Income Taxes .........................................      15,349       15,562
                                                         ---------    ---------
Net Income ...........................................      24,753       23,356

Redeemable preferred and preference stock dividend
 requirements ........................................         673          691
                                                         ---------    ---------
Earnings Applicable to Common Stock ..................   $  24,080    $  22,665
                                                         =========    =========

Average Common Shares Outstanding ....................      22,590       22,274
Earnings per share of common stock:
     Primary .........................................   $    1.07    $    1.02

     Fully-Diluted ...................................   $    1.04    $    1.00

Dividends Per Share of Common Stock ..................   $    0.30    $    0.30

See Notes to Consolidated Financial Statements
================================================================================

          Consolidated Statements of Earnings Invested in the Business
                 (Thousands, Three-Month Periods Ended March 31)
                                   (Unaudited)

                                                            1997         1996
                                                            ----         ----

Balance at Beginning of Period .......................   $  98,376    $ 105,651
Net Income ...........................................      24,753       23,356
Cash dividends:
   Redeemable preferred and preference stock ........        (673)        (691)
   Common stock .....................................      (6,770)      (6,675)
Foreign currency translation and capital stock expense        (97)        (426)
                                                        ---------    ---------
Balance at End of Period ............................   $ 115,589    $ 121,215
                                                        =========    =========

See Notes to Consolidated Financial Statements


<PAGE 3>


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                  (Unaudited)  (Unaudited)
                                                    Mar. 31,     Mar. 31,      Dec. 31,
                                                      1997        1996          1996
                                                   ----------  -----------     -------
Assets:
Plant and Property in Service:
     Utility plant in service ..................   $1,072,615   $  994,763   $1,055,112
     Less accumulated depreciation .............      344,042      317,156      336,141
                                                   ----------   ----------   ----------
          Utility plant - net ..................      728,573      677,607      718,971

     Non-utility property ......................       47,567       45,113       45,689
     Less accumulated depreciation and depletion       20,282       17,784       19,388
                                                   ----------   ----------   ----------
          Non-utility property - net ...........       27,285       27,329       26,301
                                                   ----------   ----------   ----------
          Total plant and property in service ..      755,858      704,936      745,272
                                                   ----------   ----------   ----------

Investments and Other:
     Investments ...............................       32,785       32,624       33,008
     Long-term notes receivable ................        1,157        3,373        1,715
                                                   ----------   ----------   ----------
          Total investments and other ..........       33,942       35,997       34,723

Current Assets:
     Cash and cash equivalents .................        9,121       25,253        8,219
     Accounts receivable - net .................       39,191       37,478       40,833
     Accrued unbilled revenue ..................       12,075       12,373       22,340
     Inventories of gas, materials and supplies         7,596       10,909       14,439
     Prepayments and other current assets ......        9,532        9,360       12,483
                                                   ----------   ----------   ----------
          Total current assets .................       77,515       95,373       98,314

Regulatory Tax Assets ..........................       57,940       60,430       57,940
                                                   ----------   ----------   ----------
Deferred Debits and Other ......................       60,366       45,881       52,620
                                                   ----------   ----------   ----------
          Total Assets .........................   $  985,621   $  942,617   $  988,869
                                                   ==========   ==========   ==========

Capitalization and Liabilities:
Capitalization:
     Common stock ..............................   $  250,049   $  219,227   $  248,402
     Earnings invested in the business .........      115,589      121,215       98,376
                                                   ----------   ----------   ----------
          Total common stock equity ............      365,638      340,442      346,778

     Redeemable preference stock ...............       25,000       25,000       25,000
     Redeemable preferred stock ................       13,749       14,840       13,749
     Long-term debt ............................      270,724      279,919      271,838
                                                   ----------   ----------   ----------
          Total capitalization .................      675,111      660,201      657,365
                                                   ----------   ----------   ----------

Current Liabilities:
     Notes payable .............................       48,905       15,559       50,058
     Accounts payable ..........................       37,494       43,276       64,795
     Long-term debt due within one year ........       25,000       21,000       26,000
     Taxes accrued .............................       10,178       13,831        3,196
     Interest accrued ..........................        8,517        7,760        5,396
     Other current and accrued liabilities .....       19,961       13,493       19,418
                                                   ----------   ----------   ----------
          Total current liabilities ............      150,055      114,919      168,863

Deferred Investment Tax Credits ................       12,324       12,022       11,668
                                                   ----------   ----------   ----------
Deferred Income Taxes ..........................      133,375      122,927      123,625
                                                   ----------   ----------   ----------
Regulatory Accounts and Other ..................       14,756       32,548       27,348
                                                   ----------   ----------   ----------
Commitments and Contingencies ..................         --           --           --
                                                   ----------   ----------   ----------
          Total Capitalization and Liabilities .   $  985,621   $  942,617   $  988,869
                                                   ==========   ==========   ==========

See Notes to Consolidated Financial Statements.
<PAGE 4>

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (3) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)



                                                                                Three Months Ended
                                                                                    March 31,
                                                                               --------------------
                                                                                 1997         1996
                                                                                 ----         ----
Operating Activities:
     Net income ............................................................   $ 24,753    $ 23,356
       Adjustments to reconcile net income to cash provided by
        operations:
          Depreciation, depletion and amortization .........................     10,242      12,704
         Gain on sale of assets ............................................       --        (2,897)
         Deferred income taxes and investment tax credits ..................     10,406       3,764
         Equity in losses of investments ...................................      1,228       1,202
         Allowance for funds used during construction ......................       (472)       (276)
         Regulatory accounts and other - net ...............................     (7,746)     (4,898)
                                                                               --------    --------
              Cash from operations before working capital changes ..........     38,411      32,955
         Changes in operating assets and liabilities:
              Accounts receivable ..........................................      1,642      (3,093)
              Accrued unbilled revenue .....................................     10,265       9,120
              Inventories of gas, materials and supplies ...................      6,843       3,345
              Accounts payable .............................................    (27,301)      1,492
              Accrued interest and taxes ...................................     10,103       6,693
              Other current assets and liabilities .........................     (8,991)      4,025
                                                                               --------    --------
         Cash Provided By Operating Activities .............................     30,972      54,537
                                                                               --------    --------

Investing Activities:

     Acquisition and construction of utility plant assets ..................    (18,476)    (17,020)
     Investment in non-utility plant .......................................     (1,880)       (964)
     Investments and other .................................................       (554)        683
                                                                               --------    --------
         Cash Used In Investing Activities .................................    (20,910)    (17,301)
                                                                               --------    --------
Financing Activities:
     Common stock issued ...................................................      1,533       1,300
     Long-term debt retired ................................................     (2,000)       --
     Change in short-term debt .............................................     (1,153)    (13,273)
     Cash dividend payments:

         Redeemable preferred and preference stock .........................       (673)       (691)
         Common stock ......................................................     (6,770)     (6,675)
     Foreign currency translation and capital stock expense ................        (97)       (426)
                                                                               --------    --------
         Cash Used For Financing Activities ................................     (9,160)    (19,765)
                                                                               --------    --------
Increase In Cash and Cash Equivalents ......................................        902      17,471

Cash and Cash Equivalents - Beginning of Period ............................      8,219       7,782
                                                                               --------    --------
Cash and Cash Equivalents - End of Period ..................................   $  9,121    $ 25,253
                                                                               ========    ========
===================================================================================================
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
         Interest ..........................................................   $  3,692    $  3,290
         Income Taxes ......................................................       --      $  7,000

===================================================================================================
Supplemental Disclosure of Noncash Financing Activities
     Conversion to common stock:
         7-1/4 percent Series of Convertible Debentures ....................   $    114    $     26

===================================================================================================

See Notes to Consolidated Financial Statements.


<PAGE 5>

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                                   (Thousands)



                                                     (Unaudited)               (Unaudited)
                                                    Mar. 31, 1997             Mar. 31, 1996              Dec. 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share       $  71,647                   $ 47,091                 $  71,425
     Premium on common stock                           178,402                    172,136                   176,977
     Earnings invested in the business                 115,589                    121,215                    98,376
                                                      --------      ----         --------      ----        --------      ----
          Total common stock equity                   $365,638       54%         $340,442       52%        $346,778       53%
                                                      --------      ----         --------      ----        --------      ----

REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value $100 per share          25,000                     25,000                    25,000
                                                      --------      ----         --------      ----        --------      ----
          Total redeemable preference stock             25,000        4%           25,000        4%          25,000        4%
                                                      --------      ----         --------      ----        --------      ----

REDEEMABLE PREFERRED STOCK, stated value $100 per share:
     $4.68  Series                                         391                        552                       391
     $4.75  Series                                         608                        788                       608
     $7.125 Series                                      12,750                     13,500                    12,750
                                                      --------      ----         --------      ----        --------      ----
          Total redeemable preferred stock              13,749        2%           14,840        2%          13,749        2%
                                                      --------      ----         --------      ----        --------      ----

LONG-TERM DEBT:
     First Mortgage Bonds
     --------------------
          9-3/4% Series due 2015                        50,000                     50,000                    50,000
          9-1/8% Series due 2019                        20,000                     24,000                    22,000
     Medium-Term Notes
     -----------------
     First Mortgage Bonds:
          4.80% Series A due 1996                            -                      5,000                         -
          7.38% Series A due 1997                       20,000                     20,000                    20,000
          7.69% Series A due 1999                       10,000                     10,000                    10,000
          5.96% Series B due 2000                        5,000                      5,000                     5,000
          5.98% Series B due 2000                        5,000                      5,000                     5,000
          8.05% Series A due 2002                       10,000                     10,000                    10,000
          6.40% Series B due 2003                       20,000                     20,000                    20,000
          6.34% Series B due 2005                        5,000                      5,000                     5,000
          6.38% Series B due 2005                        5,000                      5,000                     5,000
          6.45% Series B due 2005                        5,000                      5,000                     5,000
          6.50% Series B due 2008                        5,000                      5,000                     5,000
          8.26% Series B due 2014                       10,000                     10,000                    10,000
          8.31% Series B due 2019                       10,000                     10,000                    10,000
          9.05% Series A due 2021                       10,000                     10,000                    10,000
          7.25% Series B due 2023                       20,000                     20,000                    20,000
          7.50% Series B due 2023                        4,000                      4,000                     4,000
          7.52% Series B due 2023                       11,000                     11,000                    11,000
          6.52% Series B due 2025                       10,000                     10,000                    10,000
          7.05% Series B due 2026                       20,000                          -                    20,000
Unsecured:
          4.90% Series A due 1996                            -                     10,000                         -
          8.69% Series A due 1996                            -                      5,000                         -
          7.40% Series A due 1997                        5,000                      5,000                     5,000
          8.93% Series A due 1998                        5,000                      5,000                     5,000
          8.95% Series A due 1998                       10,000                     10,000                    10,000
          8.47% Series A due 2001                       10,000                     10,000                    10,000
Convertible Debentures
----------------------
          7-1/4% Series due 2012                        10,724                     11,919                    10,838
                                                      --------                   --------                  --------
                                                       295,724                    300,919                   297,838

Less long-term debt due within one year                 25,000                     21,000                    26,000
                                                      --------      ----         --------     ----         --------      ----
     Total long-term debt                              270,724       40%          279,919      42%          271,838       41%
                                                      --------      ----         --------     ----         --------      ----
     TOTAL CAPITALIZATION                             $675,111      100%         $660,201     100%         $657,365      100%
                                                      ========      ====         ========     ====         ========      ====

See Notes to Consolidated Financial Statements.
<PAGE 6>

                          NORTHWEST NATURAL GAS COMPANY
                 (5) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.        Basis of financial statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K (1996 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

          Certain amounts from prior periods have been reclassified to conform with the 1997 presentation.

2.        Earnings Per Share

          All share and per share data for the prior interim period have been restated to reflect a three-for-two split of the Company's common stock, in the form of a 50 percent stock dividend, which was effective September 6, 1996.

3.        Recently Issued Accounting Standard

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per
Share and Disclosure of Information About Capital Structure." SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion No. 15 "Earnings Per Share", and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The impact of the SFAS No. 128 calculation for the first quarter of 1997 is not material.

4.        Contingencies

          See Part II, Item 7., "Contingent Liabilities" and
"Environmental Matters" in the 1996 Form 10-K.


<PAGE 7>


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:
          Regulated utility:
                  Northwest Natural Gas Company (Northwest Natural) Non-regulated wholly-owned businesses:
                  NNG Financial Corporation (Financial Corporation) Canor Energy, Ltd. (Canor)

          One other subsidiary, Oregon Natural Gas Development
Corporation (Oregon Natural), was dissolved during 1996.

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report on Form 10-K (1996 Form 10-K)).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 1997 and 1996.

Forward-Looking Statements
--------------------------

          This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC), with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) weather conditions and other natural phenomena;
(iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers;
(v) pricing of natural gas relative to other energy sources; (vi) unanticipated changes in interest rates or in rates of inflation; (vii) unanticipated changes in operating expenses and capital expenditures; (viii) capital market conditions; (ix) competition for new energy development
<PAGE 8>
opportunities; and (x) legal and administrative proceedings and settlements.
All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

          Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for the Company to predict all such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Earnings and Dividends
----------------------

          Earnings from consolidated operations were $1.07 per share for the quarter ended March 31, 1997, compared to $1.02 per share in last year's first quarter. The Company's earnings applicable to common stock were $24.1 million in the quarter ended March 31, 1997, up 6 percent from $22.7 million in the first quarter of 1996.

          Northwest Natural earned $1.08 per share from utility operations in the first quarter of 1997, compared to $1.04 per share in the same period in 1996. The improved results reflect the effects of a customer growth rate of 5.7 percent and weather conditions in Northwest Natural's service territory which were 3 percent colder than average but 2 percent warmer than the first quarter of 1996. The Company estimates that the weather-related addition to gross margin revenues (margin) during the first quarter of 1997 was equivalent to about 7 cents per share compared to a similar period with average weather. Weather conditions in the first quarter of 1996 were 5 percent colder than average resulting in an estimated additional 7 cents per share in margin. These estimates are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends" in the 1996 Form 10-K). The model also estimates that customer growth in the residential and commercial segments since March 31, 1996 contributed $4.7 million of margin revenues during the first quarter of 1997.

          Northwest Natural's subsidiaries lost 1 cent per share during the first quarter of 1997, compared to a loss of 2 cents in the first quarter of 1996. See "Subsidiary Operations".

          Dividends paid on common stock were 30 cents per share for each of the three-month periods ended March 31, 1997 and 1996. In April 1997, the Company's Board of Directors declared a quarterly dividend of 30 cents per share on its common stock, payable May 15, 1997, to shareholders of record on April 30, 1997. The current indicated annual dividend rate is $1.20 per share.

Results of Operations
---------------------

         Comparison of Gas Operations
         ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues for the three months ended March 31:
<PAGE 9>

                                                    1997         1996
                                                    ----         ----
Gas Sales and Transportation Volumes - Therms (000's):
     Residential and commercial sales .......     239,705      226,544
     Unbilled volumes .......................     (21,013)     (17,812)
                                                ---------    ---------
          Weather-sensitive volumes .........     218,692      208,732
     Industrial firm sales ..................      24,661       27,101
     Industrial interruptible sales .........      15,399       22,208
                                                ---------    ---------
          Total gas sales ...................     258,752      258,041
     Transportation deliveries ..............     110,470      104,777
                                                ---------    ---------
     Total volumes sold and delivered .......     369,222      362,818
                                                =========    =========

Utility Operating Revenues - Dollars (000's):
     Residential and commercial revenues ....   $ 121,384    $ 120,383
     Unbilled revenues ......................     (10,678)      (9,120)
                                                ---------    ---------
          Weather-sensitive revenues ........     110,706      111,263
     Industrial firm sales revenues .........       7,875        9,276
     Industrial interruptible sales revenues        4,046        6,033
                                                ---------    ---------
          Total gas sales revenues ..........     122,627      126,572
     Transportation revenues ................       5,950        5,435
     Other revenues .........................       3,278        3,217
                                                ---------    ---------
     Total utility operating revenues .......   $ 131,855    $ 135,224
                                                =========    =========
Cost of gas - Dollars (000's) ...............   $  50,226    $  54,057
                                                =========    =========
Total number of customers (end of period) ...     439,897      416,005
                                                =========    =========
Actual degree days ..........................       1,908        1,948
                                                =========    =========
20-year average degree days .................       1,861        1,864
                                                =========    =========

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of Northwest Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 3 percent colder than average in the first quarter of 1997, but 2 percent warmer than in the first quarter of 1996.

          Northwest Natural continues to experience rapid customer growth, with 23,892 customers added since March 31, 1996 for a growth rate of
5.7 percent. In the three years ended December 31, 1996, almost 61,000 customers were added to the system, representing an average annual growth rate of 5.2 percent.

          Volumes of gas sold to residential and commercial customers were higher by 10 million therms, or 5 percent, in the first quarter of 1997 compared to the first quarter of 1996. Related revenues decreased $0.6 million, or less than 1 percent, due to rate reductions in 1996. Effective December 1, 1996, the OPUC and the WUTC approved rate decreases which averaged 3.6 percent in Oregon and 4.9 percent in Washington, reflecting lower projected gas costs.
<PAGE 10>

          In order to match revenues with related purchased gas costs, Northwest Natural records unbilled revenues for gas delivered to customers through the end of the period but not yet billed.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 3.6 million therms, or 2 percent, lower in the first quarter of 1997 than in the same period of 1996. Margin revenues from these customers decreased by 4 percent to $14.3 million in the first quarter of 1997 from $15.0 million in the first quarter of 1996, due to transfers of some of these customers from higher margin to lower margin rate schedules or contract rates.

          Other revenues, which relate primarily to accumulations or amortizations of regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K), increased $61,000, or 2 percent, during the first quarter of 1997 compared to the first quarter of 1996. The principal factors were an increase in amortizations of property tax savings ($1.0 million), offset by a decrease ($0.9 million) relating to final amortizations from a discontinued balancing account.

          Cost of Gas
          -----------

          Total cost of gas sold was 7 percent lower during the first quarter of 1997 than in the first quarter of 1996. The cost of gas sold includes gas drawn from storage, equalization, deferrals, and company use. However, the average cost per therm of gas purchased in the first quarter was 33 percent higher than in the first three months of 1996, due to a continuation in January and February 1997 of high prices Northwest Natural paid in November and December 1996 for the portion of its gas supplies tied to monthly market price indexes.

          Northwest Natural absorbed 20 percent of the higher cost of gas purchased, as compared to projections, under its Purchased Gas Adjustment
(PGA) tariff in Oregon, reducing earnings in the first quarter by the equivalent of 7 cents per share. The remaining 80 percent of such higher gas costs experienced between November 1996 and February 1997, or about $18.4 million, was recorded as deferred debits (regulatory assets) to be recovered under the Oregon PGA tariff through temporary rate surcharges commencing in December 1997. Northwest Natural's ability to recover these amounts is subject to a review by the OPUC to determine whether its weather-normalized earnings during the 12 months ending June 30, 1997, are higher than a reasonable cost of equity capital during that period, so as to warrant an absorption of some or all of such excess costs.
<PAGE 11>
          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                1997       1996
                                                ----       ----
Consolidated Subsidiaries (Thousands):
Net Operating Revenues ....................   $ 2,411    $ 2,337

Operating Expenses ........................     1,878      4,595
                                              -------    -------

Income (Loss) from Operations .............   $   533    ($2,258)

Income (Loss) from Financial Investments ..    (1,228)    (1,221)

Other Income (Expense) and Interest Charges        39      3,138
                                              -------    -------
Income (Loss) Before Income Taxes .........      (656)      (341)

Income Tax Expense (Benefit) ..............      (237)        77
                                              -------    -------
Net Income (Loss) .........................   $  (419)   ($  418)
                                              =======    =======

          Results of operations for the individual subsidiaries for the first quarter of 1997 were net income of $0.2 million for Canor and a net loss of $0.6 million for Financial Corporation. Results for Canor were better than last year by the equivalent of 3 cents a share. Canor benefited from higher gas prices and more favorable drilling experience. Results for Financial Corporation were about the same as last year. Financial Corporation normally shows a loss in the first quarter due to seasonality in revenues from its investments in solar and windpower plants in California.

          Oregon Natural's results for the first quarter of 1996 included one-time events that generated a net gain of 2 cents per share. These events were a gain of $2.9 million, equivalent to 8 cents per share, from Oregon Natural's sale of its one-third interest in underground gas storage assets in the Mist Field in northwest Oregon to Northwest Natural; a $1.3 million impairment loss on Oregon Natural's producing wells, equivalent to a loss of 4 cents per share, resulting from the adoption of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; and a write-down of unproven properties of $1.0 million, equivalent to a loss of 2 cents per share, in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

          The following discussion summarizes operating expenses, other income (expense), interest charges - net, and income taxes.
<PAGE 12>
     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $0.6 million, or 3 percent, lower in the first quarter of 1997 compared to the same period in 1996. The first quarter of 1996 included costs associated with extraordinary maintenance activities due to flood conditions ($0.3 million). Subsidiary operating expenses decreased by $0.3 million primarily due to decreased gas and oil exploration and production costs. Northwest Natural's expenses were $0.2 million lower in the first quarter of 1997, primarily due to a lower accrual for annual employee bonuses ($0.4 million), offset by increased costs relating to customer growth ($0.2 million) and a higher accrual for extraordinary claims ($0.2 million).

          Taxes Other than Income
          -----------------------

          Taxes other than income decreased $1.0 million, or 13 percent. Property tax expense in the first quarter was lower than last year because of settlements reached in 1996 relating to property valuations and regulatory treatment of reduced property taxes.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation expense decreased $2.5 million, or 19 percent, as compared to the first quarter of 1996 primarily due to non-recurring charges for impairment ($1.3 million) and abandonment ($1.0 million) recorded by Oregon Natural in 1996 pursuant, respectively, to the adoption of SFAS No. 121 and the write-down of unproven properties. Depreciation expense for Northwest Natural decreased by $0.1 million, despite an increase of more than $50 million in net utility plant in service, due to lower depreciation rates approved in 1996.

     Other Income (Expense)
     ----------------------

          The Company's other income was $3.1 million lower in the first quarter of 1997 compared with the same period in 1996, primarily reflecting the one-time $2.9 million gain recorded in the first quarter of 1996 from the sale of Oregon Natural's underground gas storage assets to Northwest Natural. (See "Subsidiary Operations", above.) In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the profit from this sale, although intercompany in nature, was not eliminated during consolidation since the sales price was approved by the OPUC, and the approximate sales price which resulted in the intercompany gain is expected to be recovered through rates as an allowable cost.

          Interest Charges - net
          ----------------------

          The Company's net interest expense increased $0.2 million, or
3 percent, in the first quarter of 1997 compared to the same period in 1996. Average commercial paper balances were higher than in the first quarter of 1996 primarily due to increased gas purchase costs and construction expenditures.
<PAGE 13>
     Income Taxes
     ------------

          The effective corporate income tax rates for the three months ended March 31, 1997 and 1996 were 38 percent and 40 percent, respectively, which approximate the Company's statutory tax rates for these periods.

Financial Condition
-------------------

     Capital Structure
     -----------------

          Northwest Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. Northwest Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of revenue derived from gas usage by Northwest Natural's residential and commercial customers influences the Company's financing requirements from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K).

          The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided by operating activities was $23.6 million, or 43 percent, lower in the first quarter of 1997 compared to the same period in 1996. The reduction was primarily due to a decrease in accounts payable ($27.3 million) related to year-end accruals for gas costs and employee bonuses paid in the first quarter of 1997, and rate changes effective in December 1996 to amortize credit balances in regulatory accounts ($7.9 million). Offsetting the reduction in accounts payable were increases in accrued interest ($3.1 million) related to increased interest expense and payments on long-term debt and accrued income taxes ($7.0 million).

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 13, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first quarter of 1997 totaled $18.5 million, up $1.5 million, or 9 percent, from the first quarter of 1996. The increase
<PAGE 14>
resulted largely from construction of new mains and services ($1.4 million) and the development of a new customer information system ($0.2 million).

          Northwest Natural's construction expenditures are estimated at $110 million for 1997. Over the five year period 1997 through 2001, these expenditures are estimated at between $500 and $550 million. The high capital expenditures during the next five years reflect projected customer growth, a higher level of system reinforcement and the development of additional underground storage facilities. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          In the first quarter of 1997, non-utility expenditures totaling $1.9 million were incurred by Canor to invest in Canadian exploration and production properties. Canor expects to invest a total of $3 million, in addition to internally generated funds, in Canadian gas exploration and production properties during the current year. During the first quarter of 1997, Northwest Natural invested $3 million in Canor for such activities. (See Part II, Item 7. Financial Condition, "Investing Activities," in the 1996 Form 10-K.)

          Financing Activities
          --------------------

          In the first quarter of 1997, internally generated cash was used to reduce short-term debt by $1.2 million and long-term debt by $2.0 million. During the first quarter of 1996, short-term debt was reduced by $13.3 million.

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

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the Northwest Natural or Financial Corporation lines of credit as of March 31, 1997 or March 31, 1996.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both Northwest Natural and Financial Corporation issue commercial paper, which is supported by the bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of Northwest Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K).
<PAGE 15>
     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 12 months ended March 31, 1997 and December 31, 1996, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.54 and 3.53, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                           PART II. OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

     Chase Gardens Litigation
     ------------------------

          In July 1995, a jury in an Oregon state court returned a
verdict against Northwest Natural in the case of Northwest Natural Gas Company
                                                 -----------------------------
v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). The
----------------------
Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. (See Part I, Item 3, "Legal Proceedings" and Part II, Item 8., Note 13, "Commitments and Contingencies" in the 1996 Form 10-K). Both parties to the Chase Gardens litigation sought reconsideration of the Court of Appeals' decision. On April 30, 1997, the Court of Appeals issued an opinion allowing both motions for reconsideration, modifying the former opinion, and adhering to the former opinion as modified. The Court's decision on reconsideration had no effect on the judgment against Northwest Natural. Northwest Natural still plans to petition for review of the Court of Appeals' decision by the Oregon Supreme Court.

Item 5.        OTHER INFORMATION

     Medium-Term Note Program
     ------------------------

          On May 2, 1997, Northwest Natural entered into a Distribution Agreement relating to an additional $165 million of its Medium-Term Notes, Series B, which will be sold from time to time over the next several years.

     Labor-Management Agreement
     --------------------------

          On March 20, 1997, the Bargaining Unit employees, members of
Office and Professional Employees International Union (OPEIU), Local 11, AFL-CIO, representing about 75 percent of Northwest Natural's employees, approved a new labor agreement. The agreement continues the unique "Joint Accord" partnership established by Northwest Natural and OPEIU in 1989 and renewed in 1992. The term of the agreement is seven years, effective April 1, 1997. Under the agreement, there will be no layoff of any regular employee who was employed before April 1, 1997.

          Under the new Joint Accord, wage scales were adjusted to market-based rates for each job category, effective April 1, 1997. In addition, employees will receive wage increases of 3.25 percent per year for the first four years of the contract and 85 percent of
<PAGE 16>
the All Cities Index, Urban Wage Earners and Clerical Workers, with a minimum of 3.25 percent, during the last three years.

          The agreement also provides for improved pension benefits including a 6 percent increase in retirement benefits and a reduction in early retirement discounts.

          The new Joint Accord gives Northwest Natural additional flexibility to make changes necessary to improve productivity and performance.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 11 - Statement re: Computation of Per Share Earnings.

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORTHWEST NATURAL GAS COMPANY
                                  (Registrant)

Dated:  May 14, 1997                  /s/ D. James Wilson
                                  -----------------------
                                  D. James Wilson
                                  Principal Accounting Officer,
                                  Controller and Treasurer

<PAGE 17>

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                 March 31, 1997

                                                                      Exhibit
Document                                                              Number
--------                                                              -------

Statement re: Computation of Per Share Earnings                         11

Computation of Ratios of Earnings to Fixed Charges                      12

Financial Data Schedule                                                 27