Form 10-Q
period 1997-06-30
NORTHWEST NATURAL GAS CO
filed 1997-08-08
CIK 73020

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997
                                       ------------------------

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
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At August 6, 1997, 22,712,105 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.


                          NORTHWEST NATURAL GAS COMPANY

                                  June 30, 1997

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
                                                                         ------
Item 1.   Financial Statements

          (1)  Consolidated Statements of Income for the three and          3
               six month periods ended June 30, 1997 and 1996, and Consolidated Statements of Earnings Invested in the
               Business for the six-month periods ended June 30, 1997 and 1996.

          (2)  Consolidated Balance Sheets at June 30, 1997 and 1996        4
               and December 31, 1996.

          (3)  Consolidated Statements of Cash Flows for the six-month      5
               periods ended June 30, 1997 and 1996.

          (4)  Consolidated Statements of Capitalization at June 30,        6
               1997 and 1996 and December 31, 1996.

          (5)  Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Results of                8
          Operations and Financial Condition

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       16


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                16

Item 4.   Submission of Matters to a Vote of Security Holders              16

Item 5.   Other Information                                                17

Item 6.   Exhibits and Reports on Form 8-K                                 18

          Signature                                                        18



                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                     (1) Consolidated Statements of Incomec
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ---------------------------------------
                                          1997     1996       1997       1996
                                          ----     ----       ----       ----
Net Operating Revenues:
     Operating revenues                 $65,855   $71,884   $200,202   $209,445
     Cost of sales                       22,129    25,701     72,437     79,758
                                        -------   -------   --------   --------
          Net operating revenues         43,726    46,183    127,765    129,687
                                         ------    ------    -------    -------
Operating Expenses:
     Operations and maintenance          19,690    18,114     39,132     38,114
     Taxes other than income taxes        4,631     5,028     11,510     12,895
     Depreciation, depletion and
      amortization                       10,680    10,730     20,922     23,434
                                         ------    ------     ------     ------
          Total operating expenses       35,001    33,872     71,564     74,443

Income from Operations                    8,725    12,311     56,201     55,244

Other Income                              1,493     2,525        841      5,006

Interest Charges - net                    6,723     6,276     13,445     12,772
                                         ------    ------     ------     ------
Income Before Income Taxes                3,495     8,560     43,597     47,478

Income Taxes                              1,135     3,052     16,484     18,614
                                         ------    ------     ------     ------
Net Income                                2,360     5,508     27,113     28,864

Redeemable preferred and preference
 stock dividend requirements                666       685      1,339      1,376
                                        -------   -------   --------   --------
Earnings Applicable to Common Stock     $ 1,694   $ 4,823   $ 25,774   $ 27,488
                                        =======   =======   ========   ========

Average Common Shares Outstanding        22,661    22,343     22,625     22,309
Earnings per share of common stock:
     Primary                              $0.07     $0.22      $1.14      $1.23

     Fully-Diluted                            *     $0.22      $1.12      $1.21

Dividends Per Share of Common Stock       $0.30     $0.30      $0.60      $0.60

                 See Notes to Consolidated Financial Statements.

* Anti-dilutive

================================================================================

          Consolidated Statements of Earnings Invested in the Business
                             (Thousands) (Unaudited)

                                                           Six Months Ended
                                                              June 30,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
Balance at Beginning of Period                        $  98,376       $105,651
Net Income                                               27,113         28,864
Cash dividends:
   Redeemable preferred and preference stock             (1,353)        (1,388)
   Common stock                                         (13,560)       (13,369)
Foreign currency translation and capital stock expense     (169)          (548)
                                                       --------       --------
Balance at End of Period                               $110,407       $119,210
                                                       ========       ========

                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                     (Unaudited)      (Unaudited)
                                       June 30,          June 30,      Dec. 31,
                                         1997              1996         1996
                                      ----------       ----------      --------
Assets:

Plant and Property in Service:
     Utility plant in service        $1,094,450      $1,010,180      $1,055,112
     Less accumulated depreciation      351,499         322,384         336,141
                                     ----------      ----------      ----------
          Utility plant - net           742,951         687,796         718,971

     Non-utility property                48,573          43,697          45,689
     Less accumulated depreciation
      and depletion                      20,690          14,397          19,388
                                     ----------      ----------      ----------
          Non-utility property - net     27,883          29,300          26,301
                                     ----------      ----------      ----------
          Total plant and property
           in service                   770,834         717,096         745,272

Investments and Other:
     Investments                         34,008          31,258          33,008
     Long-term notes receivable           1,184           3,404           1,715
                                     ----------      ----------      ----------
          Total investments and other    35,192          34,662          34,723

Current Assets:
     Cash and cash equivalents            7,429           3,355           8,219
     Accounts receivable - net           21,305          25,909          40,833
     Accrued unbilled revenue             5,248           5,058          22,340
     Inventories of gas, materials
      and supplies                       13,487          14,531          14,439
     Prepayments and other current
      assets                              7,492           8,747          12,483
                                     ----------      ----------      ----------
          Total current assets           54,961          57,600          98,314

Regulatory Tax Assets                    59,640          60,430          57,940

Deferred Debits and Other                66,449          47,205          52,620
                                     ----------      ----------      ----------
          Total Assets               $  987,076      $  916.993      $  988,869
                                     ==========      ==========      ==========

Capitalization and Liabilities:
Capitalization:
     Common stock                    $  251,697      $  221,117      $  248,402
     Earnings invested in the
      business                          110,407         119,210          98,376
                                     ----------      ----------      ----------
          Total common stock equity     362,104         340,327         346,778

     Redeemable preference stock         25,000          25,000          25,000
     Redeemable preferred stock          12,429          13,749          13,749
     Long-term debt                     300,600         253,499         271,838
                                     ----------      ----------      ----------
          Total capitalization          700,133         632,575         657,365
                                     ----------      ----------      ----------

Current Liabilities:
     Notes payable                       52,943          21,301          50,058
     Accounts payable                    43,608          36,214          64,795
     Long-term debt due within one year       -          32,000          26,000
     Taxes accrued                          785           5,859           3,196
     Interest accrued                     5,448           4,536           5,396
     Other current and accrued
      liabilities                        19,948          13,425          19,418
                                     ----------      ----------      ----------
          Total current liabilities     122,732         113,335         168,863

Deferred Investment Tax Credits          12,263          11,952          11,668

Deferred Income Taxes                   136,609         123,675         123,625

Regulatory Accounts and Other            15,339          35,456          27,348

Commitments and Contingencies                 -               -               -
                                     ----------      ----------      ----------
          Total Capitalization and
           Liabilities               $  987,076      $  916,993      $  988,869
                                     ==========      ==========      ==========

                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (3) Consolidated Statements of Cash Flows
                       (Thousands of Dollars) (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                            -----------------
                                                            1997         1996
                                                            ----         ----
Operating Activities:
     Net income                                          $ 27,113      $ 28,864
     Adjustments to reconcile net income to cash
      provided by operations:
         Depreciation, depletion and amortization          20,922        23,434
         Gain on sale of assets                                 -        (2,897)
         Deferred income taxes and investment tax credits  13,579         4,442
         Equity in losses of investments                      107           291
         Allowance for funds used during construction        (875)         (653)
         Regulatory accounts and other - net              (15,529)       (3,314)
                                                         --------      --------
              Cash from operations before working
                capital changes                            45,317        50,167
         Changes in operating assets and liabilities:
              Accounts receivable                          19,528         8,476
              Accrued unbilled revenue                     17,092        16,435
              Inventories of gas, materials and supplies      952         (277)
              Accounts payable                            (21,187)       (5,570)
              Accrued interest and taxes                   (2,359)       (4,503)
              Other current assets and liabilities         (6,388)        3,870
                                                         --------      --------
         Cash Provided By Operating Activities              52,955       68,598
                                                         --------      --------

Investing Activities:
     Acquisition and construction of utility plant
      assets                                              (41,934)      (36,411)
     Investment in non-utility plant                       (3,675)       (3,386)
     Investments and other                                   (676)        2,929
                                                         --------      --------
         Cash Used In Investing Activities                (46,285)      (36,868)
                                                         --------      --------

Financing Activities:
     Common stock issued                                    3,057         2,770
     Redeemable preferred stock retired                    (1,320)       (1,091)
     Long-term debt issued                                 30,000             -
     Long-term debt retired                               (27,000)      (26,000)
     Change in short-term debt                              2,885         3,469
     Cash dividend payments:
         Redeemable preferred and preference stock         (1,353)       (1,388)
         Common stock                                     (13,560)      (13,369)
     Foreign currency translation and capital stock
      expense                                                (169)         (548)
                                                         --------      --------
         Cash Used For Financing Activities                (7,460)      (36,157)
                                                         --------      --------

Increase In Cash and Cash Equivalents                        (790)       (4,427)

Cash and Cash Equivalents - Beginning of Period             8,219         7,782

Cash and Cash Equivalents - End of Period                $  7,429      $  3,355
                                                         ========      ========

================================================================================
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
         Interest                                         $13,733       $12,723
         Income Taxes                                     $ 7,034       $16,700

================================================================================
Supplemental Disclosure of Noncash Financing Activities
     Conversion to common stock:
         7-1/4 percent Series of Convertible Debentures      $238          $446

================================================================================
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)

                                                 (Unaudited)       (Unaudited)
                                                June 30, 1997     June 30, 1996     Dec. 31, 1996
--------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share  $  71,886         $ 47,273        $  71,425
     Premium on common stock                      179,811          173,844          176,977
     Earnings invested in the business            110,407          119,210           98,376
                                                  -------         --------        ---------
       Total common stock equity                 $362,104   52%   $340,327   54%  $ 346,778   53%
                                                 --------  ----   --------  ----  ---------  ----
REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value $100 per share     25,000           25,000           25,000
                                                  -------         --------        ---------
          Total redeemable preference stock        25,000    3%     25,000    4%     25,000    4%
                                                 --------  ----   --------  ----  ---------  ----

REDEEMABLE PREFERRED STOCK, stated Value
 $100 per share:
     $4.68  Series                                      -              391              391
     $4.75  Series                                    429              608              608
     $7.125 Series                                 12,000           12,750           12,750
                                                  -------         --------        ---------
          Total redeemable preferred stock         12,429    2%     13,749    2%     13,749    2%
                                                 --------  ----   --------  ----  ---------  ----
LONG-TERM DEBT:
     First Mortgage Bonds
     --------------------
          9-3/4% Series due 2015                   50,000           50,000           50,000
          9-1/8% Series due 2019                   20,000           24,000           22,000
     Medium-Term Notes
     -----------------
     First Mortgage Bonds:
          7.38% Series A due 1997                       -           20,000           20,000
          7.69% Series A due 1999                  10,000           10,000           10,000
          5.96% Series B due 2000                   5,000            5,000            5,000
          5.98% Series B due 2000                   5,000            5,000            5,000
          8.05% Series A due 2002                  10,000           10,000           10,000
          6.40% Series B due 2003                  20,000           20,000           20,000
          6.34% Series B due 2005                   5,000            5,000            5,000
          6.38% Series B due 2005                   5,000            5,000            5,000
          6.45% Series B due 2005                   5,000            5,000            5,000
          6.80% Series B due 2007                  10,000                -                -
          6.50% Series B due 2008                   5,000            5,000            5,000
          8.26% Series B due 2014                  10,000           10,000           10,000
          8.31% Series B due 2019                  10,000           10,000           10,000
          9.05% Series A due 2021                  10,000           10,000           10,000
          7.25% Series B due 2023                  20,000           20,000           20,000
          7.50% Series B due 2023                   4,000            4,000            4,000
          7.52% Series B due 2023                  11,000           11,000           11,000
          6.52% Series B due 2025                  10,000           10,000           10,000
          7.05% Series B due 2026                  20,000                -           20,000
          7.00% Series B due 2027                  20,000                -                -
Unsecured:
          8.69% Series A due 1996                       -            5,000                -
          7.40% Series A due 1997                       -            5,000            5,000
          8.93% Series A due 1998                   5,000            5,000            5,000
          8.95% Series A due 1998                  10,000           10,000           10,000
          8.47% Series A due 2001                  10,000           10,000           10,000
Convertible Debentures
       7-1/4% Series due 2012                      10,600           11,499           10,838

                                                  300,600          285,499          297,838

Less long-term debt due within one year                 -           32,000           26,000

     Total long-term debt                         300,600   43%    253,499   40%    271,838   41%
                                                 --------  ----   --------  ----   --------  ----
     TOTAL CAPITALIZATION                        $700,133  100%   $632,575  100%   $657,365  100%
                                                 ========  ====   ========  ====   ========  ====

                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (5) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

3.        Recently Issued Accounting Standard

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share and Disclosure of Information About Capital Structure." SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion No. 15, "Earnings Per Share", and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The impact of the SFAS No. 128 calculation for the first six months of 1997 is not material.

4.         Contingencies

           See Part II, Item 7, "Contingent Liabilities" and "Environmental Matters" in the 1996 Form 10-K.


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

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 1997 and 1996.

Forward-Looking Statements
--------------------------

          This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission
(WUTC), with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies;
(ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) unanticipated changes in interest rates, rates of inflation or foreign currency exchange rates; (vii) unanticipated changes in operating expenses and capital expenditures; (viii) capital market conditions; (ix) competition for new energy development opportunities; and (x) legal and administrative proceedings and settlements.
All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

Earnings and Dividends
----------------------

          The Company's earnings applicable to common stock were $1.7 million, or 7 cents a share, in the quarter ended June 30, 1997, down from $4.8 million, or 22 cents a share, in the second quarter of 1996.

          Northwest Natural earned 3 cents a share from utility operations in the second quarter of 1997, compared to 17 cents a share in the same period in 1996. Weather during the 3 months ended June 30, 1997 was 9 percent warmer than average and 14 percent warmer than the second quarter of 1996. The Company estimates that the weather-related reduction in net operating revenues (margin) from sales to residential and commercial customers during the second quarter of 1997 was equivalent to about 8 cents a share of earnings compared to a similar period with average weather and 7 cents a share compared to the same period in 1996. These estimates are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends" in the 1996 Form 10-K). The model also estimates that customer growth in the residential and commercial segments since June 30, 1996 contributed $2.2 million of margin during the second quarter of 1997.

          The Company earned $25.8 million, or $1.14 a share, and $27.5 million, or $1.23 a share, for the six months ended June 30, 1997 and 1996, respectively. Year-to-date, Northwest Natural earned $1.11 a share from utility operations compared to $1.21 a share in the same period in 1996. Weather in the first half of the year was 5 percent warmer in 1997 than in 1996, resulting in an estimated 5 cents a share decrease in margin from residential and commercial customers.

          Northwest Natural's subsidiaries earned 4 cents a share during the second quarter of 1997, compared to 5 cents in the second quarter of 1996. Year to date subsidiary results were 3 cents a share for 1997 and 2 cents for 1996. See "Subsidiary Operations".

          Dividends paid on common stock were 30 cents a share for the three-month periods ended June 30, 1997 and 1996. In July 1997, the Company's Board of Directors declared a quarterly dividend of 30 cents a share on its common stock, payable August 15, 1997, to shareholders of record on July 31, 1997. The current indicated annual dividend rate is $1.20 a share.

Results of Operations
---------------------
         Comparison of Gas Operations
         ----------------------------
                  The following table summarizes the composition of gas utility volumes and revenues:

                                         Three Months Ended   Six Months Ended
                                               June 30,          June 30,
                                         ------------------   ----------------
                                           1997      1996       1997      1996
                                           ----      ----       ----      ----
Gas Sales and Transportation Volumes
- Therms (000's):
     Residential and commercial sales    100,927   104,344    340,632   330,888
     Unbilled volumes                    (14,665)  (14,773)   (35,678)  (32,585)
                                         -------   -------    -------   -------
          Weather-sensitive volumes       86,262    89,571    304,954   298,303
     Industrial firm sales                19,563    22,568     44,224    49,669
     Industrial interruptible sales       12,039    14,311     27,438    36,519
                                         -------   -------    -------   -------
          Total gas sales                117,864   126,450    376,616   384,491
     Transportation deliveries           103,408    97,133    213,878   201,910
                                         -------   -------    -------   -------
     Total volumes sold and delivered    221,272   223,583    590,494   586,401

Utility Operating Revenues - Dollars (000's):
     Residential and commercial
      revenues                           $53,880   $57,885   $175,264   178,268
     Unbilled revenues                    (7,118)   (7,314)   (17,796)  (16,434)
                                         -------   -------    -------   -------
          Weather-sensitive revenues      46,762    50,571    157,468   161,834
     Industrial firm sales revenues        6,328     7,618     14,203    16,894
     Industrial interruptible sales
      revenues                             2,977     3,827      7,023     9,860
                                         -------   -------    -------   -------
          Total gas sales revenues        56,067    62,016    178,694   188,588
     Transportation revenues               5,213     5,401     11,163    10,836
     Other revenues                        2,127     1,979      5,405     5,196
                                         -------   -------   --------  --------
     Total utility operating revenues    $63,407   $69,396   $195,262  $204,620
                                         =======   =======   ========  ========
Cost of gas sold - Dollars (000's)       $22,111   $25,701   $ 72,337  $ 79,758
                                         =======   =======   ========  ========
Total number of customers (end of
 period)                                 441,126   417,226    441,126   417,226
                                         =======   =======    =======   =======
Actual degree days                           608       705      2,516     2,653
                                             ===       ===    =======   =======
20-year average degree days                  671       679      2,532     2,543
                                             ===       ===    =======   =======

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of Northwest Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 9 percent warmer than average in the second quarter of 1997 and 14 percent warmer than in the second quarter of 1996.

          Northwest Natural continues to experience rapid customer growth, with 23,900 customers added since June 30, 1996 for a growth rate of 5.7 percent. In the three years ended December 31, 1996, almost 61,000 customers were added to the system, representing an average annual growth rate of 5.2 percent.

          Although the volumes of gas sold to residential and commercial customers were 2 percent higher in the first six months of 1997 than in the first six months of 1996, related margin increased by less than 1 percent. The impact of higher sales volumes relating to customer growth was partially offset by rate reductions effective December 1, 1996, averaging 3.6 percent in Oregon and 4.9 percent in Washington.

          Volumes of gas sold to residential and commercial customers were lower by 3.3 million therms, or 4 percent, in the second quarter of 1997 compared to the second quarter of 1996. Margin was $1.6 million, or 4 percent, lower reflecting both the warmer weather and the rate reductions referred to above.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 1.0 million therms, or 1 percent, higher in the second quarter of 1997 than in the same period of 1996. Transportation volumes increased 6.3 million therms while gas sales to industrial firm and interruptible customers decreased 5.3 million therms as compared to the second quarter of 1996. Margin from these customers was $11.9 million in the second quarter of 1997, down 6 percent from $12.6 million in the second quarter of 1996, due to transfers of some of these customers from higher margin to lower margin schedules or special contract rates.

          For the current six-month period, total volumes delivered to industrial customers were 2.6 million therms lower than in 1996; margin from these customers was 5 percent lower than in the first six months of 1996.

          Other revenues, which primarily consist of amortizations of regulatory account balances (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K), increased $148,000, or 7 percent, during the second quarter of 1997 compared to the second quarter of 1996.

          Cost of Gas
          -----------

          Total cost per therm of gas sold was 8 percent lower during the second quarter of 1997, and 7 percent lower year to date, than in the same periods of 1996. The cost of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization, regulatory deferrals, and company use. However, the average cost per therm of gas purchased was 13 percent higher in the second quarter of 1997 and 23 percent higher year-to-date than in the same periods last year, due to high prices Northwest Natural paid for the portion of its gas supplies tied to monthly market price indexes.

          Northwest Natural absorbed 20 percent of the higher cost of gas purchased, as compared to projections, under its Purchased Gas Adjustment
(PGA) tariff in Oregon. The remaining 80 percent of such higher gas costs was recorded as deferred debits (regulatory assets) to be recovered under the Oregon PGA tariff through temporary rate surcharges commencing in December 1997. Northwest Natural's ability to recover these amounts is subject to a review by the OPUC to determine whether its weather-normalized earnings during the 12 months ended June 30, 1997, were higher than a reasonable cost of equity capital during that period so as to warrant the absorption of some or all of such excess costs.

          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        -----------------     ----------------
                                         1997       1996      1997       1996
                                         ----       ----      ----       ----
Consolidated Subsidiaries (Thousands):
Net Operating Revenues                  $2,429     $2,488     $4,840    $4,825

Operating Expenses                       2,109      2,273      3,987     6,868
                                        ------     ------     ------    ------
Income (Loss) from Operations              320        215        853    (2,043)

Income (Loss) from Financial Investments 1,121        893       (107)     (328)

Other Income and Interest                   86        374        125     3,512
                                        ------     ------     ------    ------
Income Before Income Taxes               1,527      1,482        871     1,141

Income Tax Expense                         490        464        253       541
                                        ------     ------     ------    ------
Net Income                              $1,037     $1,018     $  618    $  600
                                        ======     ======     ======    ======

          Results of operations for the subsidiaries for the second quarter of 1997 were about the same as in the second quarter of 1996. Financial Corporation earned $0.8 million, an increase of $0.2 million over the second quarter of 1996, while Canor earned $0.2 million, down $0.1 million from 1996. Oregon Natural reported net income of $0.1 million in the second quarter of 1996. At the end of the second quarter of 1996, Oregon Natural transferred to Financial Corporation all of its assets other than cash, intercompany receivables, the stock of Canor, and its ownership in a Boeing 737 jet leased to Continental Airlines. The transferred assets were primarily interests in gas-producing properties in the western United States. Oregon Natural then was merged with and into Northwest Natural, with the result that Canor became a wholly-owned subsidiary of Northwest Natural.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $1.0 million, or 3 percent, higher in the first six months of 1997 compared to the same period in 1996. Northwest Natural's operations and maintenance expenses increased $1.6 million due to higher payroll costs resulting from a new labor agreement effective April 1, 1997; increased marketing costs relating to commercial and industrial customers; information system costs for network and communication system upgrades; and costs relating to customer growth. Subsidiary operations and maintenance expenses decreased by $0.6 million primarily due to lower gas and oil exploration and production costs.

          Taxes Other than Income
          -----------------------

          Taxes other than income for the six months ended June 30, 1997 decreased $1.4 million, or 11 percent. Property tax expense was lower than last year because of settlements reached in 1996 relating to property valuations and regulatory treatment of reduced property taxes ($1.8 million). This reduction was partially offset by increased payroll taxes due to higher payroll costs ($0.3 million).

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense was lower by $2.5 million, or 11 percent, as compared to the first six months of 1996. The reduction was primarily due to non-recurring charges for impairment ($1.3 million) and abandonment ($1.0 million) recorded by Oregon Natural in 1996 pursuant, respectively, to the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the write-down of unproven properties. Despite an increase of more than $55 million in net utility plant in service, depreciation expense for Northwest Natural decreased by $0.2 million due to lower depreciation rates approved in 1996.

          Other Income
          ------------

          Other income was $4.2 million lower in the first six months of 1997 compared with the same period in 1996, primarily due to two non-recurring events in 1996. A $2.9 million gain was recorded in the first quarter of 1996 from the sale of Oregon Natural's underground gas storage assets to Northwest Natural. In addition, a $1.0 million refund of property taxes was recorded in the second quarter of 1996 due to the settlement of a property valuation appeal in Oregon.

          Interest Charges - net
          ----------------------

          The Company's net interest expense increased $0.7 million, or 5 percent, in the first six months of 1997 compared to the same period in 1996. Average commercial paper balances were higher than in the first six months of 1996 primarily due to increased gas purchase costs and utility construction expenditures. Allowance for Funds Used During Construction (AFUDC) also increased due to higher construction work in progress balances principally relating to the development of Northwest Natural's new customer information system.

          Income Taxes
          ------------

          The effective corporate income tax rates for the six months ended June 30, 1997 and 1996 were 37.8 percent and 39.2 percent, respectively. Last year's effective rate was higher due to flow-through treatment of property tax refunds.

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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided by operating activities was $15.6 million, or 23 percent, lower in the first six months of 1997 compared to the same period in 1996. The reduction was primarily due to a decrease in accounts payable ($21.2 million) relating to year-end accruals for gas costs and employee bonuses paid in the first quarter of 1997, and rate changes effective in December 1996 to amortize credit balances in regulatory accounts ($15.5 million). Offsetting the reduction in accounts payable were decreases in accounts receivable ($19.5 million).

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 13, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first six months of 1997 totaled $41.9 million, up $5.5 million, or 15 percent, from the first six months of 1996. The increase resulted largely from construction of new mains and services ($1.8 million); replacement and reinforcement of existing mains and services ($0.6 million); computer software and hardware ($1.0 million); expansion of the Mist underground gas storage field ($1.8 million); and the development of a new customer information system ($0.4 million) (see Part II, Item 7, Financial Condition, "Investing Activities," in the 1996 Form 10-K).

          Northwest Natural's construction expenditures are estimated to be $110 million in 1997. Over the five-year period 1997 through 2001, these expenditures are estimated at between $500 and $550 million. The high capital expenditures during the next five years reflect projected customer growth, a higher level of system reinforcement and the development of additional underground storage facilities. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          In the first six months of 1997, non-utility capital expenditures totaling $3.7 million were incurred by Canor to invest in Canadian exploration and production properties. Canor expects to use internally generated funds, in addition to $3.0 million invested by Northwest Natural during the first quarter of 1997, for development of its Canadian gas exploration and production properties during the current year. (See Part II, Item 7. Financial Condition, "Investing Activities," in the 1996 Form 10-K.)

          Financing Activities
          --------------------

          Cash used for financing activities in the first six months of 1997 totaled $7.5 million, down $28.7 million from the first six months of 1996. Proceeds from the sale of $30 million of medium-term notes in the second quarter of 1997 (see Part II, Item 5, "Medium-Term Note Program") were used to retire $27.0 million in maturing long-term debt and for other corporate purposes. In the first six months of 1996, $26.0 million of debt was retired.

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

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, Northwest Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the Northwest Natural or Financial Corporation lines of credit as of June 30, 1997 or June 30, 1996.

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

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 12 months ended June 30, 1997 and December 31, 1996, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.32 and 3.53, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

          Like all companies with business application software programs, the Company is affected by the "Year 2000" issue. (See Part II, Item 7, "Contingent Liabilities" in the 1996 Form 10-K.)

          In July 1997, a consultant completed and presented a report on its assessment of Northwest Natural's application software. The assessment included surveying and interviewing personnel; off-loading application source code from various computer platforms and scanning it for date occurrences; and modeling the results to determine estimates of costs to convert date-related fields to four-digit years. The consultant estimated that the cost of making Northwest Natural's application source code Year 2000-compliant would be about $4.0 million. Northwest Natural intends to proceed into a planning phase of its Year 2000 project, including choices as to which software will be modified and which software will be replaced.

          Northwest Natural believes that with the appropriate modifications, it will be able to operate its time-sensitive software programs beyond the turn of the century. Northwest Natural intends to seek recovery through future rates of its costs of any system modifications or replacements that may be required by this issue.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Currently not applicable.




                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     Chase Gardens Litigation
     ------------------------

          In July 1995, a jury in an Oregon state court returned a verdict against Northwest Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). The Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. (See Part I, Item 3, "Legal Proceedings" and Part II,
Item 8., Note 13, "Commitments and Contingencies" in the 1996 Form 10-K and Part II, Item 1, "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997). In June 1997, Northwest Natural filed a petition for review of the Court of Appeals' decision with the Oregon Supreme Court.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Northwest Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 22, 1997. At the meeting, four director-nominees were elected to three year terms, as follows:

                         Term          Share Votes                Share Votes
Director-nominee       Expiring            For                      Withheld
-----------------      --------        -----------                -----------

Richard B. Keller        2000          18,941,744                   381,846
Randall C. Pape          2000          18,940,154                   383,436
Robert L. Ridgley        2000          18,922,855                   400,735
Dwight A. Sangrey        2000          18,932,542                   391,048

          There were no broker non-votes with respect to the election of the director-nominees.

          The other eight directors whose terms of office as directors continued after the annual meeting are: Mary Arnstad, Thomas E. Dewey, Jr., Tod
R. Hamachek, Wayne D. Kuni, Richard G. Reiten, Melody C. Teppola, Russell F. Tromley and Benjamin R. Whiteley.

          The shareholders also elected Price Waterhouse LLP, certified public accountants, as Northwest Natural's auditors for the year 1997 by the following vote: 19,075,101 shares for; 76,396 against; and 172,093 abstained. There were no broker non-votes on this item.

Item 5.   OTHER INFORMATION

     Washington General Rate Case
     ----------------------------

          In May 1997, Northwest Natural filed for rate increases averaging about 6 percent for its customers in Washington. The rates in the filing were designed to increase Washington revenues by a total of $1.2 million per year. The WUTC has suspended the rate increases for investigation and hearings.

     Medium-Term Note Program
     ------------------------

          In May 1997, Northwest Natural entered into a Distribution Agreement relating to an additional $165 million of its Medium-Term Notes, Series B, of which $95 million remains unsold and which Northwest Natural intends to sell from time to time over the next several years.

          Pursuant to its Medium-Term Note Program, in May 1997, Northwest Natural issued and sold $20 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 7.00 percent. These notes mature in 2027 and have a one-time put option in 2007.

          Also in May 1997, Northwest Natural issued and sold $10 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 6.80 percent. These notes mature in 2007 and have a one-time put option in 2002.

          In August 1997, Northwest Natural issued and sold $40 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 7.00 percent. These notes mature in 2017; they have no call or put options.

     Marketing Alliance with PacifiCorp
     ----------------------------------

          Northwest Natural and PacifiCorp have formed an alliance to jointly market gas and energy services, and, as the market opens, electric commodity to commercial and industrial customers in Oregon and Washington. The alliance is aimed at meeting the multiple fuel needs of commercial and industrial customers. Through the alliance, PacifiCorp and Northwest Natural intend to market gas, electricity and energy services within as well as outside of their franchised service areas (see the Company's Current Report on Form 8-K, filed July 17,
1997).

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit 11 - Statement re: Computation of Per Share Earnings.

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

          Exhibit 27 - Financial Data Schedule.

(b)       Reports on Form 8-K

          On July 17, 1997, the Company filed a Current Report on Form 8-K regarding the formation of an alliance with PacifiCorp to jointly market gas and electric commodity and energy services.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTHWEST NATURAL GAS COMPANY
                                   (Registrant)

Dated:  August 8, 1997             /s/ D. James Wilson
                                   -----------------------
                                   D. James Wilson
                                   Principal Accounting Officer,
                                   Controller and Treasurer



                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                  June 30, 1997

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