Form 10-Q
period 1997-09-30
NORTHWEST NATURAL GAS CO
filed 1997-11-13
CIK 73020

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                          -----------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________
                          Commission file number 0-994

                          NORTHWEST NATURAL GAS COMPANY

             (Exact name of registrant as specified in its charter)

         Oregon                                                 93-0256722
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

220 N. W. Second Avenue, Portland, Oregon                          97209
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (503) 226-4211
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At November 7, 1997, 22,780,914 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                               September 30, 1997

                         Summary of Information Reported



The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------
Item 1.        Financial Statements

               (1)  Consolidated Statements of Income for the three        3
                    and nine month periods ended September 30, 1997 and 1996, and Consolidated Statements of
                    Earnings Invested in the Business for the nine-month periods ended September 30, 1997 and 1996.

               (2)  Consolidated Balance Sheets at September 30,           4
                    1997 and 1996 and December 31, 1996.

               (3)  Consolidated Statements of Cash Flows for              5
                    the nine-month periods ended September 30, 1997 and 1996.

               (4)  Consolidated Statements of Capitalization at           6
                    September 30, 1997 and 1996 and December 31,
                    1996.

               (5)  Notes to Consolidated Financial Statements.            7

Item 2.        Management's Discussion and Analysis of                     8
               Results of Operations and Financial Condition

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                17


                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                          17

Item 5.        Other Information                                          17

Item 6.        Exhibits and Reports on Form 8-K                           18

               Signature                                                  19

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                      -------------------    -------------------
                                       1997        1996        1997       1996
                                     --------    --------    --------   --------
Net Operating Revenues:
     Operating revenues ............ $ 46,283    $ 50,585    $246,485   $260,030
     Cost of sales .................   13,795      16,007      86,232     95,765
                                     --------    --------    --------   --------
          Net operating revenues ...   32,488      34,578     160,253    164,265

Operating Expenses:
     Operations and maintenance ....   18,481      17,326      57,613     55,440
     Taxes other than income taxes .    3,493       3,802      15,003     16,697
     Depreciation, depletion
      and amortization .............   10,875       8,736      31,797     32,170
                                     --------    --------    --------   --------
          Total operating expenses .   32,849      29,864     104,413    104,307
                                     --------    --------    --------   --------
Income (Loss) from Operations ......     (361)      4,714      55,840     59,958

Other Income .......................    1,598       1,949       2,439      6,955

Interest Charges - net .............    7,320       6,617      20,765     19,389
                                     --------    --------    --------   --------
Income (Loss) Before Income Taxes ..   (6,083)         46      37,514     47,524

Income Taxes .......................   (3,635)       (209)     12,849     18,405
                                     --------    --------    --------   --------
Net Income (Loss) ..................   (2,448)        255      24,665     29,119

Redeemable preferred and
 preference stock dividend
 requirements ......................      653         673       1,992      2,049
                                     --------    --------    --------   --------
Earnings (Loss) Applicable
 to Common Stock                     $ (3,101)   $   (418)   $ 22,673   $ 27,070
                                     ========    ========    ========   ========

Average Common Shares
 Outstanding .......................   22,734      22,435      22,662     22,351
Earnings (Loss) per share
 of common stock:
     Primary .......................  $ (0.14)    $ (0.02)      $1.00      $1.21

     Fully-Diluted .................        *           *       $0.99      $1.20

Dividends Per Share of
 Common Stock ......................  $  0.30     $  0.30       $0.90      $0.90

See Notes to Consolidated Financial Statements

* Anti-dilutive

================================================================================

          Consolidated Statements of Earnings Invested in the Business
                                   (Thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1997          1996
                                                         ---------    ---------
Balance at Beginning of Period .......................   $  98,376    $ 105,651
Net Income ...........................................      24,665       29,119
Cash dividends:
   Redeemable preferred and preference stock .........      (2,006)      (2,061)
   Common stock ......................................     (20,373)     (20,091)
Stock Dividend .......................................        --        (23,704)
Foreign currency translation and capital stock expense          (1)        (614)
                                                         ---------    ---------
Balance at End of Period .............................   $ 100,661    $  88,300
                                                         =========    =========

See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                   (Unaudited)  (Unaudited)
                                                  September 30, September 30,  Dec. 31,
                                                      1997         1996          1996
                                                   ----------   ----------   ----------
Assets:
Plant and Property in Service:
     Utility plant in service ..................   $1,122,500   $1,028,941   $1,055,112
     Less accumulated depreciation .............      359,378      329,997      336,141
                                                   ----------   ----------   ----------
          Utility plant - net ..................      763,122      698,944      718,971

     Non-utility property ......................       52,252       44,259       45,689
     Less accumulated depreciation and depletion       21,577       15,493       19,388
                                                   ----------   ----------   ----------
          Non-utility property - net ...........       30,675       28,766       26,301
                                                   ----------   ----------   ----------
          Total plant and property in service ..      793,797      727,710      745,272

Investments and Other:
     Investments ...............................       35,230       32,764       33,008
     Long-term notes receivable ................        1,211        1,684        1,715
                                                   ----------   ----------   ----------
          Total investments and other ..........       36,441       34,448       34,723

Current Assets:
     Cash and cash equivalents .................        4,332        4,034        8,219
     Accounts receivable - net .................       19,165       19,890       40,833
     Accrued unbilled revenue ..................        6,467        6,549       22,340
     Inventories of gas, materials and supplies        18,779       16,778       14,439
     Prepayments and other current assets ......        9,047        8,745       12,483
                                                   ----------   ----------   ----------
          Total current assets .................       57,790       55,996       98,314

Regulatory Tax Assets ..........................       59,640       60,430       57,940

Deferred Debits and Other ......................       70,027       50,216       52,620
                                                   ----------   ----------   ----------
          Total Assets .........................   $1,017,695   $  928,800   $  988,869
                                                   ==========   ==========   ==========

Capitalization and Liabilities:
Capitalization:
     Common stock .............................   $   253,353   $  246,570   $  248,402
     Earnings invested in the business ........       100,661       88,300       98,376
                                                  -----------   ----------   ----------
          Total common stock equity ...........       354,014      334,870      346,778

     Redeemable preference stock ..............        25,000       25,000       25,000
     Redeemable preferred stock ...............        12,429       13,749       13,749
     Long-term debt ...........................       325,396      253,189      271,838
                                                  -----------   ----------   ----------
          Total capitalization ................       716,839      626,808      657,365
                                                  -----------   ----------   ----------

Current Liabilities:
     Notes payable ............................        60,850       48,170       50,058
     Accounts payable .........................        32,980       27,469       64,795
     Long-term debt due within one year .......        15,000       25,000       26,000
     Taxes accrued ............................           (56)       3,798        3,196
     Interest accrued .........................         8,939        7,255        5,396
     Other current and accrued liabilities ....        20,289       13,584       19,418
                                                  -----------   ----------   ----------
          Total current liabilities ...........       138,002      125,276      168,863

Deferred Investment Tax Credits ...............        12,344       11,999       11,668

Deferred Income Taxes .........................       135,295      123,999      123,625

Regulatory Accounts and Other .................        15,215       40,718       27,348

Commitments and Contingencies..................             -            -            -
                                                  -----------   ----------   ----------
           Total Capitalization and Liabilities   $ 1,017,695   $  928,800   $  988,869
                                                  ===========   ==========   ==========

See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (3) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           --------------------
                                                                             1997         1996
                                                                           --------    --------
Operating Activities:
     Net income ........................................................   $ 24,665    $ 29,119
     Adjustments to reconcile net income to cash provided by operations:
         Depreciation, depletion and amortization ......................     31,797      32,170
         Gain on sale of assets ........................................       --        (2,897)
         Deferred income taxes and investment tax credits ..............     12,346       4,813
         Equity in losses of investments ...............................     (1,143)     (1,257)
         Allowance for funds used during construction ..................     (1,261)     (1,138)
         Regulatory accounts and other - net ...........................    (19,107)     (1,063)
                                                                           --------    --------
              Cash from operations before working capital changes ......     47,297      59,747

         Changes in operating assets and liabilities:
              Accounts receivable ......................................     21,668      14,495
              Accrued unbilled revenue .................................     15,873      14,944
              Inventories of gas, materials and supplies ...............     (4,340)     (2,524)
              Accounts payable .........................................    (31,815)    (14,315)
              Accrued interest and taxes ...............................        291      (3,845)
              Other current assets and liabilities .....................     (7,726)      5,781
                                                                           --------    --------
         Cash Provided By Operating Activities .........................     41,248      74,283
                                                                           --------    --------
Investing Activities:
     Acquisition and construction of utility plant assets ..............    (71,520)    (54,742)
     Investment in non-utility plant ...................................     (7,541)     (3,920)
     Investments and other .............................................       (675)      2,941
                                                                           --------    --------
         Cash Used In Investing Activities .............................    (79,736)    (55,721)
                                                                           --------    --------
Financing Activities:
     Common stock issued ...............................................      4,509       4,209
     Redeemable preferred stock retired ................................     (1,320)     (1,091)
     Long-term debt issued .............................................     70,000        --
     Long-term debt retired ............................................    (27,000)    (26,000)
     Change in short-term debt .........................................     10,792      23,338
     Cash dividend payments:
         Redeemable preferred and preference stock .....................     (2,006)     (2,061)
         Common stock ..................................................    (20,373)    (20,091)
     Foreign currency translation and capital stock expense ............         (1)       (614)
                                                                           --------    --------
         Cash Used For Financing Activities ............................     34,601     (22,310)
                                                                           --------    --------
Increase In Cash and Cash Equivalents ..................................     (3,887)     (3,748)

Cash and Cash Equivalents - Beginning of Period ........................      8,219       7,782
                                                                           --------    --------
Cash and Cash Equivalents - End of Period ..............................   $  4,332    $  4,034
                                                                           ========    ========
===============================================================================================
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
         Interest ......................................................    $17,718     $16,623
         Income Taxes ..................................................    $ 7,284     $19,900

===============================================================================================
Supplemental Disclosure of Noncash Financing Activities
     Conversion to common stock:
         7-1/4 percent Series of Convertible Debentures ................       $442        $756

===============================================================================================
See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)

                                                        (Unaudited)               (Unaudited)
                                                    September 30, 1997         September 30, 1996           Dec. 31, 1996
                                                    ------------------         ------------------         -----------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share ..... $  72,105                  $  71,170                $ 71,425
     Premium on common stock .......................   181,248                    175,400                 176,977
     Earnings invested in the business .............   100,661                     88,300                  98,376
                                                      --------                   --------                --------
          Total common stock equity ................  $354,014      50%          $334,870     53%        $346,778       53%
                                                      --------     ----          --------    ----        --------      ----

REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value $100 per share ......   25,000                     25,000                  25,000
                                                      --------                   --------                --------
          Total redeemable preference stock .........   25,000       3%            25,000      4%          25,000        4%
                                                      --------     ----          --------    ----        --------      ----

REDEEMABLE PREFERRED STOCK, stated value
 $100 per share:
     $4.68  Series ..................................        -                        391                     391
     $4.75  Series ..................................      429                        608                     608
     $7.125 Series ..................................   12,000                     12,750                  12,750
                                                      --------                   --------                --------
          Total redeemable preferred stock ..........   12,429       2%            13,749      2%          13,749        2%
                                                      --------     ----          --------    ----        --------      ----
LONG-TERM DEBT:
     First Mortgage Bonds
          9-3/4% Series due 2015 ....................   50,000                     50,000                  50,000
          9-1/8% Series due 2019 ....................   20,000                     22,000                  22,000
     Medium-Term Notes
     First Mortgage Bonds:
          7.38% Series A due 1997 ...................        -                     20,000                  20,000
          7.69% Series A due 1999 ...................   10,000                     10,000                  10,000
          5.96% Series B due 2000 ...................    5,000                      5,000                   5,000
          5.98% Series B due 2000 ...................    5,000                      5,000                   5,000
          8.05% Series A due 2002 ...................   10,000                     10,000                  10,000
          6.40% Series B due 2003 ...................   20,000                     20,000                  20,000
          6.34% Series B due 2005 ...................    5,000                      5,000                   5,000
          6.38% Series B due 2005 ...................    5,000                      5,000                   5,000
          6.45% Series B due 2005 ...................    5,000                      5,000                   5,000
          6.80% Series B due 2007 ...................   10,000                          -                       -
          6.50% Series B due 2008 ...................    5,000                      5,000                   5,000
          8.26% Series B due 2014 ...................   10,000                     10,000                  10,000
          7.00% Series B due 2017 ...................   40,000                          -                       -
          8.31% Series B due 2019 ...................   10,000                     10,000                  10,000
          9.05% Series A due 2021 ...................   10,000                     10,000                  10,000
          7.25% Series B due 2023 ...................   20,000                     20,000                  20,000
          7.50% Series B due 2023 ...................    4,000                      4,000                   4,000
          7.52% Series B due 2023 ...................   11,000                     11,000                  11,000
          6.52% Series B due 2025 ...................   10,000                     10,000                  10,000
          7.05% Series B due 2026 ...................   20,000                          -                  20,000
          7.00% Series B due 2027 ...................   20,000                          -                       -
Unsecured:
          7.40% Series A due 1997 ...................        -                      5,000                   5,000
          8.93% Series A due 1998 ...................    5,000                      5,000                   5,000
          8.95% Series A due 1998 ...................   10,000                     10,000                  10,000
          8.47% Series A due 2001 ...................   10,000                     10,000                  10,000
Convertible Debentures
          7-1/4% Series due 2012 ....................   10,396                     11,189                  10,838
                                                      --------                   --------                --------
                                                       340,396                    278,189                 297,838

Less long-term debt due within one year .............   15,000                     25,000                  26,000
                                                      --------                   --------                --------
     Total long-term debt ...........................  325,396      45%           253,189      41%        271,838      41%
                                                      --------     ----          --------     ----       --------     ----
     TOTAL CAPITALIZATION ........................... $716,839     100%          $626,808     100%       $657,365     100%
                                                      ========     ====         =========     ====       ========     ====

See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION

                 (5) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Basis of financial statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which management considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K (1996 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

          Certain amounts from prior periods have been reclassified to conform with the 1997 presentation.

2.        Recently Issued Accounting Standard

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share and Disclosure of Information About Capital Structure." SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion No. 15, "Earnings Per Share", and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The impact of the SFAS No. 128 calculation for the first nine months of 1997 is not material.

3.        Contingencies

          See Part II, Item 7., "Contingent Liabilities" and "Environmental Matters" in the 1996 Form 10-K.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:
          Regulated utility:
               Northwest Natural Gas Company, doing business as NW Natural (NW Natural)
          Non-regulated wholly-owned businesses:
               NNG Financial Corporation (Financial Corporation)
               Canor Energy, Ltd. (Canor)

          One other subsidiary, Oregon Natural Gas Development Corporation (Oregon Natural), was merged with and into NW Natural during the second quarter of 1996.

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report on Form 10-K (1996 Form 10-K)).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended September 30, 1997 and 1996.

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

Earnings and Dividends
----------------------

          The Company incurred a loss of 14 cents a share for the quarter ended September 30, 1997, compared to a loss of 2 cents a share in last year's third quarter. The loss applicable to common stock was $3.1 million in the third quarter of 1997 and $0.4 million in the third quarter of 1996. A third quarter loss is customary for NW Natural, reflecting low summertime use of natural gas.

          NW Natural lost 19 cents a share from utility operations in the third quarter of 1997, compared to a loss of 8 cents a share in the same period in 1996. The third quarter of 1996 included non-recurring gains totaling 8 cents a share due to prior-period adjustments relating to depreciation, property tax and conservation expense. The Company estimates that the weather-related reduction in gross margin revenues (margin) during the third quarter of 1997 was equivalent to about 1 cent a share compared to a similar period with average weather and 3 cents a share compared to the same period in 1996. These estimates are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends" in the 1996 Form 10-K). The model also estimates that customer growth in the residential and commercial segments since September 30, 1996 contributed $1.2 million of margin during the third quarter of 1997.

          The Company earned $22.7 million, or $1.00 a share, and $27.1 million, or $1.21 a share, for the nine months ended September 30, 1997 and 1996, respectively. Year-to-date, NW Natural earned 92 cents a share from utility operations compared to $1.12 a share in the same period in 1996. Weather in the first nine months of the year was 8 percent warmer in 1997 than in 1996, resulting in an estimated 8 cents a share decrease in margin from residential and commercial customers. Last year's utility results for the first nine months included non-recurring gains totaling 8 cents a share due to the prior-period adjustments relating to property tax and conservation expense.

          NW Natural's subsidiaries earned 5 cents a share during the third quarter of 1997, compared to 6 cents in the third quarter of 1996. Year-to-date subsidiary results were 8 cents a share for 1997 and 9 cents a share for 1996. See "Subsidiary Operations" below.

          Dividends paid on common stock were 30 cents a share for the three-month periods ended September 30, 1997 and 1996. In October 1997, the Company's Board of Directors declared a higher quarterly dividend of 30.5 cents a share on the common stock, payable November 15, 1997, to shareholders of record on October 31, 1997. The current indicated annual dividend rate is $1.22 a share.

Results of Operations
---------------------

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues:




                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                 ------------------     ---------------------
                                                   1997       1996        1997         1996
                                                 -------     ------     -------       -------
Gas Sales and Transportation Volumes
 - Therms (000's):
     Residential and commercial sales .......      46,626      46,961     387,258      377,849
     Unbilled volumes .......................       2,725       3,653     (32,953)     (28,932)
                                                ---------   ---------   ---------    ---------
          Weather-sensitive volumes .........      49,351      50,614     354,305      348,917
     Industrial firm sales ..................      17,862      19,094      62,086       68,763
     Industrial interruptible sales .........      11,879      12,087      39,317       48,606
                                                ---------   ---------   ---------    ---------
          Total gas sales ...................      79,092      81,795     455,708      466,286
     Transportation deliveries ..............     105,617      98,165     319,495      300,075
                                                ---------   ---------   ---------    ---------
     Total volumes sold and delivered .......     184,709     179,960     775,203      766,361
                                                =========   =========   =========    =========
Utility Operating Revenues - Dollars (000's):
     Residential and commercial revenues ....   $  27,704   $  28,626   $ 202,968    $ 206,894
     Unbilled revenues ......................       1,274       1,491     (16,522)     (14,943)
                                                ---------   ---------   ---------    ---------
          Weather-sensitive revenues ........      28,978      30,117     186,446      191,951
     Industrial firm sales revenues .........       5,658       6,335      19,861       23,229
     Industrial interruptible sales revenues        2,958       3,387       9,981       13,247
                                                ---------   ---------   ---------    ---------
          Total gas sales revenues ..........      37,594      39,839     216,288      228,427
     Transportation revenues ................       5,232       5,703      16,395       16,539
     Other revenues .........................       1,079       2,777       6,484        7,973
                                                ---------   ---------   ---------    ---------
     Total utility operating revenues .......   $  43,905   $  48,319   $ 239,167    $ 252,939
                                                =========   =========   =========    =========
Cost of gas sold - Dollars (000's) ..........   $  13,710   $  15,969   $  86,047    $  95,727
                                                =========   =========   =========    =========
Total number of customers (end of period) ...     441,906     418,116     441,906      418,116
                                                =========   =========   =========    =========
Actual degree days ..........................          49         137       2,565        2,790
                                                =========   =========   =========    =========
20-year average degree days .................         106         104       2,638        2,647
                                                =========   =========   =========    =========

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions as measured in degree days (see Part II, Item 7, "Earnings and Dividends" in the 1996 Form 10-K) were 54 percent warmer than average in the third quarter of 1997 and 64 percent warmer than in the third quarter of 1996.

          NW Natural continues to experience rapid customer growth, with 23,790 customers added since September 30, 1996, for a growth rate of 5.7 percent. In the three years ended December 31, 1996, almost 61,000 customers were added to the system, representing an average annual growth rate of 5.2 percent.

          Although the volumes of gas sold to residential and commercial customers were 2 percent, or 5.4 million therms, higher in the first nine months of 1997 than in the first nine months of 1996, related margin increased by only $0.6 million, or less than 1 percent. The increased margin relating to customer growth was offset by rate reductions effective December 1, 1996 which incorporated a lower cost of gas than the year-to-date actual cost of gas.

          Volumes of gas sold to residential and commercial customers were lower by 1.3 million therms, or 2 percent, in the third quarter of 1997 compared to the third quarter of 1996. Margin was $0.3 million, or 1 percent, lower reflecting both the warmer weather and the rate reductions referred to above.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 6.0 million therms, or 5 percent, higher in the three months ended September 30, 1997 than in the same period of 1996. Transportation volumes increased 7.4 million therms while gas sales to industrial firm and interruptible customers decreased 1.4 million therms as compared to the third quarter of 1996. Margin from these customers decreased 9 percent from $12.5 million in the third quarter of 1996 to $11.4 million in the third quarter of 1997, due to transfers of some of these customers from a higher margin to a lower margin schedule or special contract rates.

          For the current nine-month period, total volumes delivered to industrial and transportation customers increased 3.5 million therms from 1996. Margin from these customers was 6 percent lower than in the first nine months of 1996.

          Other revenues, which primarily consist of amortizations of regulatory account balances (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K), decreased $1.7 million, or 61 percent, during the third quarter of 1997 and $1.5 million, or 19 percent, year-to-date compared to 1996. During the third quarter of 1996, other revenues included two non-recurring gains. NW Natural recorded a gain equivalent to 2 cents a share due to an increase, retroactive to January 1994, in the amount recoverable through its rates for costs and lost revenues in connection with an energy conservation program approved by the OPUC. NW Natural also recorded a gain equivalent to 2 cents a share due to a settlement with the OPUC concerning amounts to be refunded to Oregon customers from NW Natural's prior-year savings in property taxes and Oregon income taxes.

          Cost of Gas
          -----------

          Total cost per therm of gas sold was 11 percent lower during the third quarter of 1997, and 8 percent lower year-to-date, than in the same periods of 1996. The cost of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization, regulatory deferrals, and company use. The average cost per therm of gas purchased was 6 percent lower in the third quarter of 1997, but was 15 percent higher year-to-date than in the same period last year, due to fluctuations in prices NW Natural paid for the portion of its gas supplies tied to monthly market price indexes.

          NW Natural absorbed 20 percent of the higher cost of gas purchased, as compared to projections, under its Purchased Gas Adjustment (PGA) tariff in Oregon. The remaining 80 percent of such higher gas costs was recorded as deferred debits (regulatory assets) and is expected to be recovered under the Oregon PGA tariff through temporary rate surcharges commencing in December 1997. NW Natural's ability to recover these amounts is subject to a review by the OPUC to determine whether its weather-normalized earnings during the 12 months ended June 30, 1997, were higher than a reasonable cost of equity capital during that period so as to warrant the absorption of some or all of such excess costs.

          On October 24, 1997, NW Natural filed with the OPUC for a rate increase of $33 million per year. The proposed increase would recover over two years the deferred debit balance of $20 million estimated as of November 30, 1997, for higher gas costs experienced in the year ended June 30, 1997, partially offset in the first year by about $6 million in deferred credit balances in other accounts. The proposed increase also would recover higher gas costs of $29 million per year expected to be experienced under gas supply contracts for the year ending October 31, 1998. The proposed rate increase averages 9.4 percent for NW Natural's Oregon residential customers and would be effective December 1, 1997. In the event the OPUC were not to allow recovery of any portion of such costs, NW Natural may be required to recognize as current expense any disallowed deferred debits, and to charge to expense as incurred any disallowed higher future gas costs.

          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for the Company's consolidated wholly-owned subsidiaries:

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------
                                           1997      1996      1997      1996
                                         -------   -------   -------   -------
Consolidated Subsidiaries (Thousands):

Net Operating Revenues ...............   $ 2,293   $ 2,228   $ 7,133   $ 7,053

Operating Expenses ...................     2,123     2,103     6,110     8,971
                                         -------   -------   -------   -------

Income (Loss) from Operations ........       170       125     1,023    (1,918)

Income from Financial Investments ....     1,250     1,548     1,143     1,220

Other Income and Interest Charges ....       102       121       227     3,633
                                         -------   -------   -------   -------
Income  Before Income Taxes ..........     1,522     1,794     2,393     2,935

Income Tax Expense ...................       380       453       633       994
                                         -------   -------   -------   -------
Net Income ...........................   $ 1,142   $ 1,341   $ 1,760   $ 1,941
                                         =======   =======   =======   =======

          Results of operations for the individual subsidiaries for the third quarter of 1997 were net income of $100 thousand for Canor, as compared to $80 thousand for the same period last year, and net income of $1.0 million for Financial Corporation, down from $1.3 million in the third quarter of 1996. Results for Financial Corporation were lower due to poorer operating results from its investments in windpower energy facilities in California.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $2.2 million, or 4 percent, higher in the nine months ended September 30, 1997 compared to the same period in 1996. NW Natural's operations and maintenance expenses increased $2.7 million due to higher payroll and benefits costs resulting from a new labor agreement effective April 1, 1997; increased marketing expenses in the commercial and industrial customer segments; information systems costs for network and communication system upgrades; and cost increases associated with customer growth. Subsidiary operating expenses decreased by $0.5 million primarily due to decreased gas and oil exploration and production costs.

          Taxes Other than Income
          -----------------------

          Taxes other than income for the nine months ended September 30, 1997 decreased $1.7 million, or 10 percent. NW Natural's property tax expense was lower than last year because of settlements reached in 1996 relating to property valuations and regulatory treatment of reduced property taxes ($2.0 million). Payroll taxes were higher due to increased payroll costs ($0.4 million), while franchise taxes declined ($0.2 million) due to lower revenues.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation expense decreased $0.4 million, or 1 percent, as compared to the first nine months of 1996. Depreciation expense for NW Natural increased by $1.9 million year-to-date over 1996 due to an increase of more than $64 million in net utility plant in service. Customer growth contributed to an increase of $1.6 million in depreciation expense for mains and services in the first nine months of 1997, while investments in technology increased depreciation expense by $0.2 million. Depreciation expense for the subsidiaries was lower by $2.3 million in the first nine months of 1997 due to charges for impairment ($1.3 million) and abandonment ($1.0 million) recorded by Oregon Natural in 1996 pursuant, respectively, to the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the write-down of unproven properties.

          Other Income (Expense)
          ----------------------

          The Company's other income was $4.5 million lower in the first nine months of 1997 compared with the same period in 1996. A one-time $2.9 million gain was recorded in the first quarter of 1996 from the sale of Oregon Natural's underground gas storage assets to NW Natural. In addition, a gain of $1.0 million was recorded in the second quarter of 1996 due to a refund of property taxes in connection with a settlement of a property valuation appeal in Oregon. Interest income for the first nine months of 1997 declined $0.9 million due to a reduction in earnings from funds used during construction ($0.4 million) and a reduction in interest income from lower cash balances invested.

          Interest Charges - net
          ----------------------

          The Company's net interest expense increased $1.4 million, or 7 percent, in the first nine months of 1997 compared to the same period in 1996. Long-term debt and short-term commercial paper balances were higher in the first nine months of 1997 primarily due to increased gas purchase costs and construction expenditures. Partially offsetting the higher interest charges was an increase in the Allowance for Funds Used During Construction (AFUDC) due to increased construction work in progress principally relating to the development of NW Natural's new customer information system.

          Income Taxes
          ------------

          The effective corporate income tax rates for the nine months ended September 30, 1997 and 1996 were 34.3 percent and 38.7 percent, respectively. This year's effective rate was lower due to the adjustment of the prior year estimate to actual and the flow-through treatment of property tax refunds.

Financial Condition
-------------------

          Capital Structure
          -----------------

          NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. NW Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of revenue derived from gas usage by NW Natural's residential and commercial customers influences the Company's financing requirements from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K).

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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided by operating activities was $33.0 million, or 44 percent, lower in the first nine months of 1997 than in the same period in 1996. The decline was primarily due to reduced earnings ($4.5 million), a decrease in accounts payable ($17.5 million), a net increase in regulatory accounts ($18.0 million) and a change in other current assets and liabilities ($13.5 million). Offsetting the reductions were a decrease in accounts receivable ($7.2 million), a reduction in the gain on sale of assets ($2.9 million), a net increase in accrued interest and taxes ($4.1 million), and increases in deferred income taxes and investment tax credits ($7.5 million).

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 13, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first nine months of 1997 totaled $71.5 million, up $16.8 million, or 31 percent, from the first nine months of 1996. The increase resulted largely from construction of new mains and services; replacement and reinforcement of existing mains and services; vehicle fleet additions; special projects relating to system expansion; expansion of the Mist underground gas storage facility; and the development of a new customer information system.

          NW Natural's construction expenditures are estimated at $110 million for 1997. Over the five-year period 1997 through 2001, these expenditures are estimated at between $500 and $550 million. The high capital expenditures during the next five years reflect projected customer growth, a higher level of system reinforcement and the development of additional underground storage facilities. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          In the first nine months of 1997, non-utility expenditures of $7.5 million were Canor's investments in Canadian exploration and production properties. Canor has used its internally generated funds, in addition to $3.0 million invested by NW Natural in the first quarter of 1997, for the development of Canadian gas exploration and production properties during the current year. (See Part II, Item 7. Financial Condition, "Investing Activities," in the 1996 Form 10-K.)

          Financing Activities
          --------------------

          Cash provided by financing activities in the first nine months of 1997 totaled $34.6 million, up $56.9 million from the first nine months of 1996. Proceeds from the sale of $70 million of medium-term notes in the first nine months of 1997 (see Part II, Item 5, "Medium-Term Note Program") were used to retire $27 million in maturing long-term debt and for other corporate purposes. In the first nine months of 1996, $26.0 million of long-term debt was retired.

     Lines of Credit
     ---------------

          NW Natural has available through September 30, 1998, committed lines of credit with five commercial banks totaling $100 million, consisting of a primary fixed amount of $50 million plus an excess amount of up to $50 million available as needed, at NW Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1998, committed lines of credit with two commercial banks totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of NW Natural.

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of September 30, 1997 or September 30, 1996.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper, which is supported by the bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements" in the 1996 Form 10-K).

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 12 months ended September 30, 1997 and December 31,
1996, the Company's ratios of earnings to fixed charges, computed by the Securities and Exchange Commission method, were 3.06 and 3.53, respectively. Earnings consist of net income to which has been added taxes on income and fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Currently not applicable.



                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     Chase Gardens Litigation
     ------------------------

          In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase
                                  --------------------------------------
Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). The Oregon Court
-------------
of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. (See Part I, Item 3, "Legal Proceedings" and Part II,
Item 8., Note 13, "Commitments and Contingencies" in the 1996 Form 10-K, and
Part II, Item 1, "Legal Proceedings" in each of the Company's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 1997.) NW Natural filed a petition for review of the Court of Appeals' decision by the Oregon Supreme Court. In August 1997, the Oregon Supreme Court agreed to hear the case on appeal and is expected to render a final ruling during 1998.



Item 5.   OTHER INFORMATION

     Washington General Rate Case
     ----------------------------

          In October 1997, the WUTC approved a settlement agreement providing for a general rate increase averaging 3 percent for NW Natural's customers in Washington. Revenue from Washington operations will increase by approximately $608 thousand annually due to the combined effects of the general rate increase of about $550 thousand and a temporary surcharge to recover over five years the balance of deferred SFAS No. 106 ("Employers' Accounting for Postretirement Benefits Other than Pensions") expense attributable to Washington operations. The WUTC authorized a return on common equity of 11.25 percent.

     Medium-Term Note Program
     ------------------------

          In May 1997, NW Natural entered into a Distribution Agreement relating to an additional $165 million of its Medium-Term Notes, Series B, of which $75 million remains unsold and which NW Natural intends to sell from time to time over the next several years.

          Pursuant to its Medium-Term Note Program, in May 1997, NW
Natural issued and sold $20 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 7.00 percent. These notes mature in 2027 and have a one-time put option in 2007.

          Also in May 1997, NW Natural issued and sold $10 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 6.80 percent. These notes mature in 2007 and have a one-time put option in 2002.

          In August 1997, NW Natural issued and sold $40 million of Secured Medium-Term Notes, Series B, with a coupon rate of 7.00 percent. These notes mature in 2017; they have no call or put options.

          In November 1997, NW Natural issued and sold $20 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 6.65 percent. These notes mature in 2027 and have a one-time put option in 2009.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit 10 - Northwest Natural Gas Company Non-Employee Directors Stock Compensation Plan as amended effective July 1, 1997.

          Exhibit 10(a) - Employment agreement dated July 2, 1997, between the Company and an executive officer.

          Exhibit 11 - Statement re: Computation of Per Share Earnings.

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

          Exhibit 27 - Financial Data Schedule.

(b)       Reports on Form 8-K

          On July 17, 1997, the Company filed a Current Report on Form 8-K regarding the formation of an alliance with PacifiCorp for the joint marketing of gas and energy services and, as the market opens, electric commodity to commercial and industrial customers in Oregon and Washington.

SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NORTHWEST NATURAL GAS COMPANY

                                                (Registrant)

Dated:  November 13, 1997                       /s/ D. James Wilson
                                                -----------------------
                                                D. James Wilson
                                                Principal Accounting Officer,
                                                Controller and Treasurer

                          NORTHWEST NATURAL GAS COMPANY
                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                               September 30, 1997



                                                                        Exhibit
Document                                                                Number
--------                                                                -------

Northwest Natural Gas Company Non-Employee Directors Stock
Compensation Plan as amended effective July 1, 1997                       10

Employment agreement dated July 2, 1997, between the Company
and an executive officer                                                  10(a)

Statement re: Computation of Per Share Earnings                           11

Computation of Ratios of Earnings to Fixed Charges                        12

Financial Data Schedule                                                   27