Form 10-K
period 1997-12-31
NORTHWEST NATURAL GAS CO
filed 1998-03-17
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Check One)

    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to____________

                              Commission file number 0-994

                              NORTHWEST NATURAL GAS COMPANY
                (Exact name of registrant as specified in its charter)

     Oregon                                                   93-0256722
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

220 N.W. Second Avenue, Portland, Oregon                         97209
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
None                                                   None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class                    Shares outstanding on February 28, 1998
-------------------                    ---------------------------------------
Common Stock, $3 1/6 par value,
and Common Share Purchase Rights                     22,922,546
Preference Stock, without par value                     250,000
Preferred Stock, without par value                      124,285

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

The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at February 28, 1998 was: $640,982,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, dated April 17, 1998, are incorporated by reference in Part III.

                          NORTHWEST NATURAL GAS COMPANY

               Annual Report to Securities and Exchange Commission
                                  on Form 10-K
                                for the year 1997

                                TABLE OF CONTENTS

PART I                                                               Page
------                                                               ----
Item 1.   Business

               General.............................................    3
               Gas Supply..........................................    4
               Regulation and Rates................................    7
               Competition and Marketing...........................    9
               Environment.........................................   11
               Employees...........................................   11

Item 2.   Properties...............................................   11

Item 3.   Legal Proceedings........................................   12

Item 4.   Submission of Matters to a Vote of Security Holders......   12

Additional Item

          Executive Officers of the Registrant.....................   13

PART II
-------
Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters.............................   14

Item 6.   Selected Financial Data..................................   16

Item 7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition...................   18

Item 8.   Financial Statements and Supplementary Data..............   31

Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.....................   63

PART III
--------
Items 10.

   - 13.  Incorporated by Reference to Proxy Statement.............   63

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K............................................   63

SIGNATURES ........................................................   67

                          NORTHWEST NATURAL GAS COMPANY
                                     PART I

ITEM 1. BUSINESS

General
-------

         Northwest Natural Gas Company (NW Natural or the Company) was incorporated under the laws of Oregon in 1910. The Company and its predecessors have supplied gas service to the public since 1859. Since September 1997, it has been doing business as NW Natural.

         NW Natural is principally engaged in the distribution of natural gas. The Oregon Public Utility Commission (OPUC) has allocated to NW Natural as its exclusive service area a major portion of western Oregon, including the Portland metropolitan area, most of the fertile Willamette Valley and the coastal area from Astoria to Coos Bay. NW Natural also holds certificates from the Washington Utilities and Transportation Commission (WUTC) granting it exclusive rights to serve portions of three Washington counties bordering the Columbia River. Gas service is provided in 95 cities, together with neighboring communities, in 16 Oregon counties, and in nine cities, together with neighboring communities, in three Washington counties. Based on U.S. Census Bureau statistics for 1995, NW Natural's service areas had a population of about 2,735,000, including about 78 percent of the population of the State of Oregon and 6 percent of the population of the State of Washington. The City of Portland, Oregon is the principal retail and manufacturing center in the Columbia River Basin. It is a major port and growing nucleus for trade with Pacific Rim nations such as Japan, Taiwan and Korea.

         At year-end 1997, NW Natural had about 407,100 residential customers, 50,300 commercial customers and 600 industrial customers. Industries served include pulp, paper and other forest products; the manufacture of electronic, electrochemical and electrometallurgical products; the processing of farm and food products; the production of various mineral products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

         The Company has two active wholly-owned subsidiaries. NNG Financial Corporation (Financial Corporation) is incorporated in Oregon. Canor Energy Ltd. (Canor) is incorporated in Alberta, Canada.

         Financial Corporation arranges short-term financing for Canor and holds financial investments as a limited partner in three solar electric generating plants, four windpower electric generation projects and a hydroelectric project, all located in California, and in two low-income housing projects in Portland. Financial Corporation also holds interests in certain gas producing properties in the western United States (See Item 2, Properties, below).

     Canor is engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. Since 1995, Canor has managed a joint venture with a wholly-owned subsidiary of NIPSCO Industries, Inc. (NIPSCO), to develop gas and oil properties in western Canada. Canor and NIPSCO plan to amalgamate their respective operations into a new company during 1998.

Gas Supply - General
--------------------

         NW Natural meets the needs of its core market (residential, commercial and firm industrial) customers through natural gas purchases from a variety of suppliers. NW Natural has a diverse portfolio of short-, medium- and long-term firm gas supply contracts. During periods of peak demand, supplies under these contracts are supplemented with gas from storage facilities either owned by or contractually committed to NW Natural.

         Natural gas for NW Natural's core market is transported by Northwest Pipeline Corporation (NPC), primarily under three firm transportation agreements. NPC's rates for service under these agreements are established by the Federal Energy Regulatory Commission (FERC) under NPC's primary firm transportation rate schedule, as amended or superseded from time to time.

         The largest of the contracts with NPC expires September 30, 2013 and provides for firm transportation capacity of up to 2,160,440 therms(1) per day. This agreement provides access to natural gas supplies in British Columbia and the U.S. Rocky Mountains.

         NW Natural also has a contract with NPC expiring September 30, 2009 for 340,000 therms per day of firm transportation capacity for the Company's core market. This agreement also accesses gas supplies in the U.S. Rocky Mountain region.

         The third transportation contract with NPC, under which service commenced on December 1, 1995 and expires November 30, 2011, provides 1,020,000 therms per day of firm transportation capacity from the point of interconnection of the NPC and PG&E Gas Transmission Northwest (PG&E GT-NW, formerly Pacific Gas Transmission) systems in eastern Oregon to NW Natural's service territory. PG&E GT-NW's pipeline runs from the U.S./Canadian border through northern Idaho, southeastern Washington and central Oregon to the California/Oregon border. NW Natural's total capacity on PG&E GT-NW and two other upstream pipelines (Alberta Natural Gas Company and NOVA Corporation of Alberta) substantially matches this amount of NPC capacity northward into Alberta, Canada.

         The cost to NW Natural of gas to supply its core market consists of the purchase price paid to suppliers plus charges paid to pipelines to transport such gas to NW Natural's distribution system. While the rates for pipeline transportation and peaking services are subject to federal regulation, the purchase price of gas is not. Although pipeline rates increased significantly in 1993 due to system expansion and rate design changes, the effect of such increases on core market customers has been more than offset by lower gas commodity prices. In addition, NW Natural has been able to offset firm transportation charges, in part, by making off-system sales and releasing capacity in periods when core market customers do not fully utilize firm pipeline capacity.

         NW Natural supplies many of its non-core customers (larger industrial interruptible customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers. (See "Transportation".)

-------------------------
     (1) One therm is equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot.

Gas Supply -- Core Market Basic Supply
--------------------------------------

         NW Natural purchases gas for its core market from a variety of suppliers located in the western United States and Canada. At January 1, 1998, NW Natural had 21 firm contracts with 20 suppliers with original terms of from four months to 15 years which provided for a maximum of 2,757,090 therms of firm gas per day during the peak winter season and 1,418,300 therms per day during the remainder of the year. About 80 percent of the annual supply comes from Canada.

         The terms of NW Natural's principal purchase agreements are summarized as follows:

         An agreement expiring November 1, 2003, with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada, entitles NW Natural to purchase up to 960,000 therms of firm gas per day. This agreement contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Westcoast Energy, Inc. pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in rate proceedings similar to those conducted in the United States by the FERC. This contract contains minimum purchase obligations.

         An agreement also expiring November 1, 2003, with Amoco Canada Petroleum Company, Ltd., on terms similar to the CanWest agreement, entitles NW Natural to purchase up to 83,300 therms of firm gas per day. This gas is aggregated from production in the Canadian province of Alberta and the Yukon and Northwest Territories. This contract contains minimum purchase obligations.

         An agreement with Poco Petroleums, Ltd., a Canadian producer, expiring September 30, 2003, entitles NW Natural to purchase up to 155,160 therms per day during the winter and up to 110,000 therms per day during the summer of gas produced in Alberta.

         Two agreements expiring September 30, 2003 with Westcoast Gas Services entitle NW Natural to purchase up to 140,000 therms per day year-round, plus up to 92,750 therms per day as winter season supply, of gas produced in Alberta. Pricing for supplies under these agreements can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on the Canadian pipeline systems and a monthly reservation charge. The commodity pricing consists of a portion of the daily contract quantity at a fixed price and the remaining daily contract quantity tied to a monthly Canadian index.

         An agreement expiring October 31, 2000, with Summit Resources Ltd., entitles NW Natural to purchase up to 77,580 therms per day during the winter and up to 50,000 therms per day during the summer of gas produced in Alberta. Pricing for supplies under this agreement can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on NOVA Corporation of Alberta's system and commodity charges that are fixed in three volumetrically based tiers.

         During 1997, new short-term (4 or 5 month) purchase agreements for firm gas were entered into with 14 suppliers which provide for a total of 1,181,130 therms per day during the 1997-98 heating season. These contracts have a variety of pricing structures and purchase obligations. NW Natural intends to enter into new short-term purchase agreements in 1998 for equivalent volumes of gas with these or other similar suppliers to be available during the 1998-99 winter season.

         NW Natural continues to purchase gas under agreements with two producers (one of which is Financial Corporation), for gas produced from the Mist gas field, located about 60 miles northwest of Portland, Oregon. The production areas are situated near NW Natural's existing underground gas storage facility. These agreements have primary terms of 10 years and prices that are tied to NW Natural's weighted average cost of gas. Current production is approximately 25,000 therms per day from about 17 wells, supplying about 1 percent of NW Natural's total annual requirements. Production from these wells varies as existing wells are depleted and new wells are drilled.

         During 1997, approximately 23 percent of NW Natural's purchases for its core market was from the spot market (30 days or less), a significant increase from the prior year. This reflects the increased flexibility provided under the terms of NW Natural's firm supply contracts which permit the purchase of spot gas under certain conditions and allowed NW Natural to take advantage of generally depressed spot market prices in the western United States and Canada.

         NW Natural's goal in purchasing gas for its core market is to meet customers' needs at reasonable prices. NW Natural believes that gas supplies available from suppliers in the western United States and Canada are adequate to serve its core market customers for the foreseeable future, and that the cost of such gas generally will track market prices.

Gas Supply -- Core Market Peaking Supply
----------------------------------------

         NW Natural supplements its firm gas supplies with gas from Company-owned or contracted peaking facilities in which gas is stored during periods of low demand for use during periods of peak demand. In addition to enabling NW Natural to meet its peak demand, these facilities make it possible to lower the annual average cost of gas by allowing NW Natural both to reduce its pipeline transportation contract demand and to purchase gas for storage during the summer months when prices are generally at their lowest.

         NW Natural has contracts with NPC which expire in 2004 for firm storage services from the underground gas storage field at Jackson Prairie near Centralia, Washington, and the liquefied natural gas (LNG) facility at Plymouth, Washington. Together, these facilities provide NW Natural with daily firm deliverability of 923,470 therms and total seasonal capacity of 13,082,647 therms. In addition, NW Natural has a contract with NPC which continues from year-to-year, at NW Natural's sole option, for additional daily deliverability of 132,510 therms and additional seasonal capacity of 2,779,970 therms from the Jackson Prairie storage field. Separate contracts with NPC provide for the transportation of these storage supplies to NW Natural's service territory.

         NW Natural owns and operates two LNG plants which liquefy gas during the summer months for use during the peak winter season. These two plants, one located in Portland and the other near Newport, Oregon, provide a maximum daily deliverability of 1.8 million therms and a total seasonal capacity of 17 million therms. NW Natural also owns and operates an underground gas storage facility at Mist, Oregon. This facility has a maximum daily deliverability of 1 million therms and a total seasonal working gas capacity of 70 million therms. NW Natural is engaged in a multi-year, major expansion of the Mist storage facility.

         NW Natural has a contract with Portland General Electric Company (PGE) which expires in 2010 that provides NW Natural with additional winter peaking supply. With certain limitations, NW Natural may interrupt gas deliveries to PGE, use that gas for its core customers, and compensate PGE for its cost of replacement fuel oil. The daily deliverability under this contract is 300,000 therms.

         NW Natural also has contracts with two industrial customers, one gas marketing company and another local gas distribution company on terms similar to those under the contract with PGE which provide a total of 137,000 therms per day of year-round capacity, plus 150,000 therms per day of recallable capacity and supply. These contracts have original terms ranging from five to ten years.

Gas Supply -- Transportation
----------------------------

         Between 1988 and early 1992, most of NW Natural's large industrial interruptible customers switched from sales service to transportation service, whereby they purchased gas directly from suppliers and shipped the gas on the Company's system and those of its pipeline suppliers for a fee. Since 1992, many of these customers have returned to sales service, primarily because NW Natural's industrial sales rates were lower than those customers' costs of purchasing and shipping their own gas. The ability of industrial customers to switch between sales service and transportation service has made it possible for NW Natural to retain most of these customers. Because transportation charges typically have been the same as the margin on an equivalent sale of gas, switching between sales service and transportation service by industrial interruptible customers has not had a material effect on NW Natural's results of operations. (See "Competition and Marketing".)

Regulation and Rates
--------------------

         NW Natural is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 1997, 94 percent of both NW Natural's gas deliveries and its utility operating revenues were derived from Oregon customers and the balance from Washington customers. The Company is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC).

         NW Natural's most recent general rate case in Oregon, which was effective in 1989, authorized rates designed to produce a return on common equity of 13.25 percent. The most recent general rate increase in Washington, which was effective in 1997, authorized rates designed to produce a return on common equity of 11.25 percent. Actual revenues resulting from the OPUC's and WUTC's general rate orders are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in NW Natural's service area. NW Natural's returns on average common equity from utility operations were 13.7 percent in 1996 and 12.0 percent in 1997. The Company's returns from consolidated operations, including subsidiary results, were 13.0 percent in 1996 and 11.3 percent in 1997.

         NW Natural tentatively plans to file for a general rate increase in Oregon in the fourth quarter of 1998.

         In Oregon, NW Natural has a Purchased Gas Cost Adjustment (PGA) tariff under which net income derived from Oregon operations is affected only within defined limits by changes in purchased gas costs. The PGA tariff provides for periodic revisions in rates due to changes in the Company's cost of purchased gas. Costs included in the PGA adjustments are based on NW Natural's gas requirements for the 12-month period ended each June 30. Any resulting rate adjustments, derived from gas prices negotiated for the gas supply contract year commencing on the following November 1, are made effective on the following December 1.

         Effective January 1, 1998, the PGA tariff provides that 67 percent of any difference between actual purchased gas costs and estimated purchased gas costs incorporated into rates will be deferred for amortization in subsequent periods. If actual gas commodity costs exceed those incorporated in rates, NW Natural subsequently will adjust its rates upward to recover 67 percent of the deficiency from core market customers. Similarly, if actual gas commodity costs are lower than those reflected in rates, rates will be adjusted downward to distribute to core market customers 67 percent of such gas commodity cost savings.

         In Washington, NW Natural is permitted to track increases and decreases in gas commodity costs coincidental with their incurrence, with the result that net income is not directly affected by changes in gas commodity costs.

         In both Oregon and Washington, the PGA permits NW Natural to recover 100 percent of FERC-approved pipeline transportation cost increases.

         In October 1997, NW Natural filed under its Oregon PGA tariff to increase rates for Oregon customers by an average of 11.4 percent. The OPUC approved the filing effective January 1, 1998, along with a settlement between NW Natural and the OPUC Staff. The settlement modified the incentive formula for future deferrals of variations in gas costs, from 80 percent to 67 percent, and provided for a revenue reduction not relating to gas costs amounting to $2.5 million per year, effective on a deferred basis as of January 1, 1998. In February 1998, NW Natural filed a further rate increase averaging 6.1 percent under the PGA tariff, proposing as of April 1, 1998, to remove a temporary rate discount in effect since December 1996.

         In October 1997, NW Natural filed under its Washington PGA tariff to increase rates for Washington customers by 11.4 percent. The WUTC approved a substitute filing increasing rates by 10.5 percent effective December 1, 1997.

         The OPUC and WUTC have approved transportation tariffs under which NW Natural may contract with customers to deliver customer-owned gas. Under these tariffs, revenues from the transportation of customer-owned gas, except that of large industrial customers having the capability of bypassing NW Natural's system, generally are equivalent to the margins that would have been realized from sales of Company-owned gas. (See "Gas Supply -- Transportation" and "Competition and Marketing".)

         The OPUC and WUTC have implemented "integrated resource planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 1996, the OPUC acknowledged and accepted NW Natural's submission of its third Integrated Resource Plan. The WUTC acknowledged and accepted NW Natural's third plan in 1997. Elements of the Plan included an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy. Although the OPUC's order acknowledging the Integrated Resource Plan does not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC indicated that it would give considerable weight in prudency reviews to utility actions that are consistent with acknowledged plans. NW Natural will file its fourth Integrated Resource Plan for acknowledgment by the OPUC and WUTC in 1998.

Competition and Marketing
-------------------------

         NW Natural has no direct competition in its service area from other natural gas distributors. For residential customers' heating needs, however, NW Natural competes with electricity, fuel oil, and, to a lesser extent, wood. It also competes with electricity and fuel oil for commercial applications. Competition among these forms of energy is based on price, reliability, efficiency and performance. In 1997, NW Natural maintained its competitive price advantage over electricity and approximate price parity with fuel oil in both the residential and commercial markets. Throughout 1997, natural gas rates continued to be substantially lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in NW Natural's Oregon service area. NW Natural believes that this rate advantage will continue for the foreseeable future.

         The relatively low saturation of natural gas in residential single-family and attached dwellings in NW Natural's service territory, estimated at between 33 and 40 percent, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential conversion market. In 1997, 21,848 net residential customers (after subtracting disconnected or terminated services) were added, including 8,718 units of existing residential housing which were reconnected to the system or were converted from oil or electric appliances to natural gas. Of the new heating conversions from other fuels, at least 60 percent converted to gas for water heating. In addition, 3,006 net commercial customers were connected in 1997. The net total of all new customers added in 1997, including industrial sales and transportation customers, was 24,852. This constituted a growth rate of 5.7 percent, more than three times the national average for local distribution companies as reported by the American Gas Association.

         Despite warmer weather, natural gas sales volumes to residential and commercial customers in 1997 were about the same as in 1996, largely due to new customer acquisitions. For the year 1997, temperatures in NW Natural's service territory, based on heating degree days, were 8 percent warmer than in 1996 and 4 percent warmer than the 20-year average.

         The Pacific Northwest has historically enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydropower facilities. With further deregulation in the energy business, the region is unlikely to experience the large drop in electric rates expected in other, high-cost areas of the country.

         While the natural gas industry, including producers, interstate pipelines and local distribution companies (LDCs), has undergone many changes in its long history, perhaps no era has brought greater change than the past 10 years. These changes, brought about by the deregulation or restructuring of the energy markets, are intended to promote competition where it is economically beneficial to consumers. The changes are continuing, though at different rates among the various regulatory jurisdictions around the country.

         Traditionally, LDCs have sold a "bundled" product which included the natural gas itself as well as delivery to the meter. Since the late 1980s, however, large customers have sought savings by procuring their own supplies of natural gas from producers and contracting with pipelines and LDCs for transportation. Since the cost of the gas commodity is passed through directly to LDC customers without markup, the impact to net income when a customer chooses transportation service has been negligible. While NW Natural's ability to obtain competitively-priced gas commodity has enabled it to retain sales customers, further deregulation of the industry may bring an unbundled product offering to a greater number of customers, such that an increasing number of suppliers will actively compete for customers' gas commodity business. However, since the final delivery of customer-owned gas will continue to be through regulated distribution systems, no material impact to NW Natural's profitability is anticipated. Bypass of NW Natural's facilities by other potential providers of delivery service is not considered a widespread, significant threat because of the nature of NW Natural's customer base and proximity to interstate pipelines.

         Total industrial throughput, including both sales and transportation of firm and interruptible gas, was 579 million therms in 1997, up 2.7 percent from 564 million therms in 1996. This growth in industrial throughput is an indicator of the economic health of the region served by NW Natural. The basic industries such as forest products and metals continue to consolidate and experience only slow growth. But a new manufacturing base, notably high-technology, is emerging and has expanded and diversified the region's economic base. This economic growth has contributed to an increase in industrial gas volumes averaging 2 percent per year over the past four years.

         Industrial firm gas sales and transportation deliveries during 1997 totaled 194 million therms, up 41 percent from 1996. This increase reflects mid-year transfers of several large customers previously served under interruptible rates (52 million therms) and the effects of a strong local economy. In 1997, 9 percent of total utility operating revenues and 17 percent of total therms delivered were derived from sales and transportation deliveries to industrial firm customers.

         Industrial interruptible gas sales and transportation deliveries during 1997 totaled 385 million therms, down 10 percent from 1996. While economic expansion strengthened interruptible deliveries, a number of larger customers migrated from tariff-based interruptible transportation or sales rates to individually negotiated transportation agreements based upon bypass economics (the customers' costs of a direct connection to an interstate pipeline). In 1997, 9 percent of total utility operating revenues and 35 percent of total therms delivered were derived from sales and transportation deliveries to industrial interruptible customers.

         As described above, NW Natural and many of its largest industrial customers have entered into negotiated transportation service agreements. These agreements are designed to provide rates that are either: 1) competitive with the costs of alternative fuels, such as heavy oil, or 2) competitive with the customer's bypass alternatives. These agreements generally prohibit bypass during their terms. NW Natural currently has a proposed contract before the OPUC which, if not approved, may expose NW Natural to a bypass risk of up to 6 million therms of deliveries per year to a single customer. Other than this possibility, NW Natural does not expect significant bypass to occur in the foreseeable future.

         Since 1994, NW Natural has been authorized by the OPUC to make off-system commodity sales and to release portions of its firm interstate pipeline capacity at discounted rates when seasonal demand is low. This authorization allows NW Natural to compete effectively with independent gas marketers. Eighty percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these sales and capacity releases ($3.5 million in 1997) have been credited to Oregon core market customer gas costs. Effective March 2, 1998, the crediting factor for off-system commodity sales changed from 80 percent to 67 percent.

         During 1997, NW Natural entered into a marketing alliance with PacifiCorp, the purpose of which is to provide electric and gas commodity services to industrial and commercial customers in the states of Oregon and Washington. In addition, the alliance will provide other energy-related services and products. NW Natural does not expect the alliance to have a material impact on its earnings. The primary value of the alliance is to provide convenience and extra value to end-use customers, creating a more loyal customer base for both NW Natural and PacifiCorp. PacifiCorp provides wholesale power throughout the U.S. and electricity and energy-related services to over 1.4 million retail customers in seven western states through its divisions, Pacific Power and Utah Power.

Environment
-----------

         NW Natural is subject to air, water, hazardous waste and other environmental regulation by state and federal authorities and has complied in all material respects with applicable regulations. Compliance with these regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position.

         NW Natural owns property in Linnton, Oregon and previously owned property in Salem and Eugene, Oregon that were sites of former gas manufacturing plants. The Linnton site is currently under investigation for potential remediation. The Company received a release from further liability for the Salem property in 1996. (See Part II, Item 7., "Environmental Matters.")

Employees
---------

         At year-end 1997, NW Natural had 1,337 employees, of which 900 were members of the Office and Professional Employees International Union, Local No.
11. These union employees are working under a seven-year Joint Accord covering wages, benefits and working conditions which will expire March 31, 2004.

ITEM 2.  PROPERTIES

         NW Natural's natural gas distribution system consists of approximately 10,500 miles of mains, as well as service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. NW Natural also holds all necessary permits for the crossing of the Willamette River and a number of smaller rivers by its mains.

         NW Natural owns service facilities in Portland, as well as various satellite service centers, garages, warehouses, and other buildings necessary and useful in the conduct of its business. It leases office space in Portland for its corporate headquarters. District offices are maintained on owned or leased premises at convenient points in the distribution system. NW Natural owns LNG facilities in Portland and near Newport, Oregon, and also owns two underground natural gas reservoirs at Mist, Oregon.

         NW Natural considers all of its properties currently used in its operations, both owned and leased, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

         NW Natural 's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of the real property constituting its utility plant.

         NW Natural holds interests in 8,915 net acres of underground natural gas storage in Oregon. Financial Corporation holds interests in United States oil and gas leases covering 8,558 net acres located in Oregon, California, Wyoming, and Colorado. Canor holds interests in Canadian gas and oil leases covering 149,211 net acres in Alberta and Saskatchewan. Most Canadian gas production is sold under long-term contracts to markets in both Canada and the United States. NW Natural owns four depleted gas reservoirs near Mist, Oregon, that will be developed as underground gas storage facilities. It also holds an option to purchase future storage rights in certain other areas of the Mist gas field. The Company also holds an equity investment in a Boeing 737-300 aircraft.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase
                                  --------------------------------------
Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). The Oregon
-------------
Court of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. The Oregon Supreme Court agreed to hear the case on appeal and is expected to render a final ruling during 1998. NW Natural recorded a charge of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents a share, as a reserve against payment of the judgment, costs and post-judgment interest from the case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

                          Age at
        Name          December 31, 1997   Positions held during last five years
        ----          -----------------   -------------------------------------
Richard G. Reiten          58             President (1996 -  ); Chief Executive
                                          Officer (1997-  );
                                             Chief Operating Officer (1996);
                                             President and Chief Operating
                                             Officer, Portland General Electric
                                             Company (1992-95); President,
                                             Portland General Corporation
                                             (1989-92).

Bruce R. DeBolt            50             Senior Vice President, Finance, and
                                             Chief Financial Officer (1990-  ).

Mark S. Dodson             52             Senior Vice President, Public Affairs
                                          and General Counsel (1998 - );
                                              Senior Vice President (1997);
                                              Partner, Ater Wynne Hewitt Dodson
                                              & Skerritt LLP (1981 - 97).

Dwayne L. Foley            52             Senior Vice President, Operations
                                          Support, and Chief Engineer (1997
                                          -   );
                                             Senior Vice President, Operations
                                             and Information Services (1992-97);
                                             Senior Vice President, Gas
                                             Operations and Information Services
                                             (1990-92).

Michael S. McCoy           54             Senior Vice President, Customer
                                          Services (1992-   ).

Bruce B. Samson            62             Senior Vice President (1998);
(retired March 1, 1998)                      Senior Vice President, Public
                                             Affairs and General Counsel
                                             (1990-97).

W. Richard Harper, Jr.     44            Vice President, Energy Marketing and
                                         Supply 1997-  );
                                             Vice President, Industrial and
                                             District Operations (1995-97);
                                             General Manager, Industrial and
                                             Business Development (1992-95).

Diana J. Johnston          53            Vice President, Human Resources and
                                         Administrative Services (1996-   );
                                             Vice President, Human Resources
                                             (1992-96).

Gregg S. Kantor            40            Vice President, Public Affairs and
                                         Communications (1998-  );
                                              Director, Public Affairs and
                                              Communications (1996-97);
                                              Principal, Kantor & Associates
                                              (1994-96); Manager, Economic
                                              Development, Portland General
                                              Electric Company (1991-94).

C. J. Rue                  52            Secretary (1982-  ); Assistant
                                         Treasurer (1987-  ).

D. James Wilson            58            Treasurer and Controller (1987-  ).

       Each executive officer serves successive annual terms; present terms end May 28, 1998.

       There are no family relationships among the Company's executive officers.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

          MATTERS

         (A) NW Natural's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market, which reports the daily high, low and closing transaction prices, as well as volume data, under the symbol "NWNG".

         NW Natural's common stock is included on the Federal Reserve Board's list of over-the-counter securities determined to be subject to margin requirements under the Board's regulations.

       NW Natural's common stock was split three-for-two effective September 6, 1996, in the form of a 50% stock dividend, to shareholders of record August 23, 1996. Share prices and dividends paid on shares of NW Natural's common stock for periods prior to the effective date of the stock split, have been adjusted for the stock split.

         The quarterly high and low closing trades for NW Natural's common stock, as quoted on the Nasdaq National Market and published in the Wall Street Journal and on Nasdaq's World Wide Web site, were as follows:

                         1997                   1996
                  ------------------    -------------------
Quarter Ended      High        Low        High         Low

March 31 ........ $25.38      $23.25     $22.67      $20.83
June 30 .........  26.88       23.13      23.58       21.17
September 30 ....  27.75       24.25      24.25       22.54
December 31 .....  31.25       24.38      25.75       23.25

         The closing quotation for the common stock on December 31, 1997 was $31.00. On December 31, 1996 the closing quotation was $24.00.

         (B) As of December 31, 1997 there were 10,097 holders of record of the Company's common stock.

         (C) NW Natural has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

          Payment Date:                       1997                     1996
          -------------                       ----                     ----

          February 15                         $0.30                    $0.30
          May 15                              $0.30                    $0.30
          August 15                           $0.30                    $0.30
          November 15                         $0.305                   $0.30
                                              ------                   -----
               Total per share                $1.205                   $1.20

         It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon NW Natural's earnings, its financial condition and other factors.

         NW Natural's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of NW Natural's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 1997, dividend reinvestments and optional cash investments under the Plan aggregated $5.2 million and resulted in the issuance of 211,532 shares of common stock. During the 20 years the Plan has been available the Company has issued and sold 3,400,110 shares of common stock which produced $70.1 million in additional capital.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.

Operating revenues and cost of

 sales ($000):                    1997      1996        1995        1994        1993
                                  ----      ----        ----        ----        ----
Sales revenues:
     Residential                $ 177,835   $183,802   $165,662    $176,510    $168,217
     Commercial                   100,677    104,582     99,079     108,452     103,476
     Industrial - firm             27,025     30,672     31,268      34,443      31,340
     Industrial - interruptible    13,944     17,097     24,113      27,361      18,884
     Unbilled revenues              1,647      1,627      1,173      (5,571)      5,153
                                -------------------------------------------------------
       Total gas sales revenues   321,128    337,780    321,295     341,195     327,070
     Transportation                22,029     22,533     16,650      14,702      17,892
     Other                          8,513      9,943     10,060         829       2,890
                                -------------------------------------------------------
       Total utility operating
        revenues                  351,670    370,256    348,005     356,726     347,852
Cost of gas                       129,094    142,752    144,051     163,026     138,833
                               --------------------------------------------------------
     Net utility operating
      revenues                    222,576    227,504    203,954     193,700     209,019
Non-utility net operating
 revenues                           9,868     10,009      8,271      11,773      10,865
                               --------------------------------------------------------
       Net operating revenues  $  232,444   $237,513   $212,225    $205,473    $219,884
                               ========================================================

Net income                     $   43,059   $ 46,793   $ 38,065    $ 35,461    $ 37,647
                               ========================================================
     Preferred and preference
      stock dividend
      requirements                  2,646      2,723      2,806       2,983       3,488
                               --------------------------------------------------------
Earnings applicable to common
 stock                         $   40,413   $ 44,070   $ 35,259    $ 32,478    $ 34,159
                               ========================================================
Average common shares
 outstanding (000)*                22,698     22,391     21,817      19,943      19,612
                               ========================================================
Basic earnings per share
 of common stock*                   $1.78      $1.97      $1.62       $1.64       $1.74
                               ========================================================
Diluted earnings per share
 of common stock*                   $1.76      $1.94      $1.60       $1.61       $1.72
                               ========================================================
Dividends per share of
 common stock*                     $1.205      $1.20      $1.18      $1.173      $1.167
                               ========================================================
Total assets - at end of
 period ($000)                 $1,111,617   $988,869   $929,277    $889,304    $849,036
                               ========================================================
Ratio of Earnings to Fixed
 Charges**                           2.99       3.53       3.15        3.08        3.22
                               ========================================================

      * Prior years have been restated to give effect to three-for-two stock split in September 1996.

    ** Computed using the Securities and Exchange Commission method. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.


SELECTED FINANCIAL DATA (continued)

                                     1997       1996       1995       1994        1993
                                     ----       ----       ----       ----        ----
Capitalization - at end of period

($000):

    Common stock equity            $366,265   $346,778   $323,552   $274,408   $258,565
    Redeemable preference stock      25,000     25,000     25,000     26,252     26,633
    Redeemable preferred stock       12,429     13,749     14,840     15,950     17,041
    Long-term debt                  344,303    271,838    279,945    291,076    272,931
                                 ------------------------------------------------------
        Total capitalization       $747,997   $657,365   $643,337   $607,686   $575,170
                                 ======================================================

Gas sales and transportation deliveries (000 therms):
    Residential                     306,356    306,310    256,462    260,218     267,818
    Commercial                      225,249    225,115    196,723    201,925     209,642
    Industrial - firm                84,523     91,122     82,958     81,348      80,588
    Industrial - interruptible       53,929     63,261     84,173     89,899      66,370
    Unbilled therms                   3,615      3,759      4,946     (7,519)      3,844
                                  ------------------------------------------------------
        Total gas sales             673,672    689,567    625,262    625,871     628,262

    Transportation                  440,452    410,062    379,116    364,461     415,367
                                  ------------------------------------------------------
        Total volumes delivered   1,114,124  1,099,629  1,004,378    990,332   1,043,629
                                  ======================================================

Customers (average for period):
    Residential                     394,415    374,558    355,427    338,053     320,186
    Commercial                       48,232     46,355     44,740     43,367      41,906
    Industrial - firm                   411        409        405        398         388
    Industrial - interruptible          119        131        143        148         122
    Transportation                      120        106         79         66         100
                                  ------------------------------------------------------
        Total customers             443,297    421,559     400,794   382,032     362,702
                                  ======================================================

Customer statistics:
    Heat requirements***
        Actual degree days            4,092      4,427       3,779     4,020       4,452
        20-year average degree days   4,264      4,273       4,306     4,324       4,313
    Average annual use per customer
     in therms:
        Residential                     777        823         726       776         844
        Commercial                    4,670      4,874       4,420     4,680       5,029

Gas purchased cost per therm
 - net (cents)                        24.05      22.25       20.67     23.44       23.11
                                  ======================================================


  *** A degree day is the measure of the coldness of the weather experienced based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:
          Regulated utility:

               Northwest Natural Gas Company (NW Natural)
          Non-regulated wholly-owned subsidiaries:

               NNG Financial Corporation (Financial Corporation)
               Canor Energy, Ltd. (Canor)
               Oregon Natural Gas Development Corporation (Oregon
               Natural)-merged with and into NW Natural during the second quarter of 1996

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Note 2 to the Consolidated Financial Statements).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended December 31, 1997.

Earnings and Dividends
----------------------

          In 1997, the Company's earnings applicable to common stock were $40.4 million, the second highest in the Company's history. Earnings in 1996 were a record $44.1 million, up 25 percent from $35.3 million in 1995. The higher 1996 earnings reflect both colder weather and customer growth. Earnings for both 1997 and 1995 were lower due to warmer than normal weather, the effect of which was partially offset by additional sales from customer growth.

          The Company's basic earnings from consolidated operations were $1.78 a share in 1997, down from $1.97 a share in 1996 and up from $1.62 a share in 1995.

          NW Natural earned $1.70 a share from gas utility operations in 1997, compared to $1.87 in 1996 and $1.43 in 1995. Weather conditions in NW Natural's service territory in 1997 were 8 percent warmer than in 1996 and 4 percent warmer than the 20-year average. Weather in 1996 was 17 percent colder than 1995 and 4 percent colder than the 20-year average. The estimated weather-related decrease in net operating revenues (margin) during 1997 was equivalent to about 24 cents a share compared to actual conditions during 1996. The colder weather in 1996 resulted in increased gas deliveries to, and related margin from, weather-sensitive customers. The weather-related increase in 1996 was equivalent to about 55 cents a share compared to actual conditions in 1995.

          Customer growth of 5.7 percent during both 1997 and 1996 contributed an estimated $12.6 million to 1997 margin and $10.9 million to 1996 margin. Customer growth of 4.7 percent during 1995 contributed an estimated $9.7 million to margin.

          The estimated impact on margin of weather and customer growth are derived from NW Natural's internal planning model. The model calculates expected sales to, and revenues from, residential and commercial customers for "base usage," representing gas use for water heaters, ranges, and other appliances not sensitive to outside temperatures. The model also calculates expected sales to, and revenues from, these customers for "heat sensitive" usage, primarily furnaces, as a function of heating degree days (the difference between 65 degrees Fahrenheit and the average of a day's high and low temperatures). The model then estimates the earnings effect of the difference between expected sales and revenues under actual temperature conditions, and expected sales and revenues under average temperature conditions.

          Subsidiary earnings for 1997 were equivalent to 8 cents a share, compared to 10 cents in 1996 and 19 cents in 1995. The decrease in 1997 from 1996 was primarily due to a one-time $2.9 million gain in 1996 from Oregon Natural's sale of its underground storage assets to NW Natural which was offset in part by an impairment loss of $1.3 million on producing wells and a $1.0 million write-down of unproven properties. The decrease in 1996 from 1995 was primarily due to a one-time $3.8 million gain in 1995 from Oregon Natural's sale of production and related gathering system assets.

          1997 was the 42nd consecutive year in which the Company's dividends paid have increased. Dividends paid on common stock were $1.205 a share in 1997 compared with $1.20 in 1996 and $1.18 in 1995.

Results of Operations
---------------------
     Regulatory Matters
     ------------------

          NW Natural provides gas utility service in Oregon and Washington, with Oregon representing approximately 94 percent of its revenues. Future earnings and cash flows from utility operations will be determined for the most part by continued growth in the residential and commercial markets, and by NW Natural's ability to remain price competitive in the large industrial market, to control expenses, and to obtain timely regulatory approval for rate changes reflecting investments in new utility plant.

          NW Natural currently has no competition from other gas utility distributors in the territory it serves. However, it competes with Northwest Pipeline Corporation (NPC) to serve large industrial customers, with oil and electricity for industrial and commercial uses, and with oil, electricity, and wood for residential use. The Pacific Northwest has historically enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydropower facilities. With further deregulation of the energy business, the market for energy will become more competitive, but the Pacific Northwest is unlikely to experience the large drop in electric rates that other, high-cost areas of the country are anticipating. In 1997, NW Natural maintained its competitive advantage over electricity and approximate price parity with fuel oil in the residential and commercial markets.

          In October 1997, the Washington Utilities and Transportation Commission (WUTC) approved a general rate increase averaging 3 percent for NW Natural's customers in Washington. Revenue from Washington operations will increase by approximately $0.6 million annually due to the combined effects of the general rate increase of about $0.5 million and a temporary surcharge to recover over five years the balance of deferred expense related to retiree health care and life insurance benefits attributable to Washington operations. The WUTC authorized a return on common equity of 11.25 percent. Effective December 1, 1997, the WUTC approved a rate increase averaging 10.5 percent to pass through to Washington customers increases in purchased gas costs and to remove temporary rate increments to amortize balances in deferred accounts. The WUTC approved rate decreases averaging 4.9 percent and 8.0 percent, respectively, effective December 1, 1996 and 1995.

          Effective January 1, 1998, the Oregon Public Utility Commission (OPUC) approved rate increases averaging 11.4 percent for NW Natural's customers in Oregon. The OPUC also approved a settlement modifying the incentive formula for deferrals of variations in gas costs, from 80 percent to 67 percent. The OPUC approved rate decreases averaging 3.6 percent and 6.7 percent effective December 1, 1996 and 1995, respectively. The rate increases in Oregon in 1998 and the rate decreases in 1996 and 1995 reflected changes in NW Natural's purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts and the removal of temporary rate adjustments effective the previous year.

          None of the rate increases and decreases discussed above had a material effect on net income.

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues for the three years ended December 31:

Thousands
(Except customers and degree days)      1997                   1996                 1995
-------------------------------------------------------------------------------------------------
Gas Sales and Transportation
   Volumes (Therms):
----------------------------

Residential and commercial sales     531,605                 531,425               453,185
Unbilled volumes                       3,615                   3,759                 4,946
                                   ---------              ----------             ---------
Weather-sensitive volumes            535,220     48%         535,184    49%        458,131   46%
Industrial firm sales                 84,523      7%          91,122     8%         82,958    8%
Industrial interruptible sales        53,929      5%          63,261     6%         84,173    8%
                                   ---------              ----------             ---------
Total gas sales                      673,672                 689,567               625,262

Transportation deliveries            440,452     40%         410,062    37%        379,116    38%
                                   ---------    ----       ---------   ----      ---------   ----
Total volumes sold and delivered   1,114,124    100%       1,099,629   100%      1,004,378   100%
                                   =========    ====       =========   ====      =========   ====

Utility Operating Revenues:
---------------------------
Residential and commercial
  revenues                          $278,512                $288,384              $264,741
Unbilled revenues                      1,647                   1,627                 1,173
                                    --------                --------              --------
Weather-sensitive revenues           280,159     80%         290,011    78%        265,914    76%
Industrial firm sales revenues        27,025      8%          30,672     8%         31,268     9%
Industrial interruptible sales
  revenues                            13,944      4%          17,097     5%         24,113     7%
                                    --------                --------              --------
Total gas sales revenues             321,128                 337,780               321,295

Transportation revenues               22,029      6%          22,533     6%         16,650     5%
Other revenues                         8,513      2%           9,943     3%         10,060     3%
                                    --------    ----        --------   ----       --------   ----
Total utility operating revenues    $351,670    100%        $370,256   100%       $348,005   100%
                                    ========    ====        ========   ====       ========   ====

Cost of gas sold                    $129,094                $142,752              $144,051
                                    ========                ========              ========
Total number of customers
 (end of period)                     458,021                 433,169               409,949
                                     =======                 =======               =======
Actual degree days                     4,092                   4,427                 3,779
                                    ========                ========              ========
20-year average degree days            4,264                   4,273                 4,306
                                    ========                ========              ========

          Residential and Commercial
          --------------------------

          NW Natural continues to experience a rapid customer growth rate relative to others in the industry. The 24,852 customers added during 1997 represent a growth rate of 5.7 percent, repeating the record growth rate achieved in 1996. In the three years ended December 31, 1997, more than 66,000 customers were added to the system, representing an average annual growth rate of 5.4 percent.

          Weather conditions were 4 percent warmer than average in 1997, 4 percent colder than average in 1996, and 12 percent warmer than average in 1995. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather in 1997 was 8 percent warmer than in 1996 while 1996 was 17 percent colder than 1995.

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to, and revenues derived from, these customers.

          The volumes of gas sold to residential and commercial customers during 1997 were comparable to 1996, reflecting the combined effects of residential and commercial volumes added from customer growth, offset by reduced gas use due to warmer weather. Related revenues decreased 3 percent primarily due to rate decreases effective December 1, 1996. The addition of 23,220 customers and 17 percent colder weather in 1996 compared to 1995 resulted in a 9 percent increase in related revenues over 1995.

          In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

          Industrial Sales, Transportation and Other Revenues
          ---------------------------------------------------

          The combined margin from industrial sales and transportation decreased 5 percent in 1997, from $53.9 million in 1996 to $51.3 million in 1997, and increased 9 percent from $49.6 million in 1995 to $53.9 million in 1996. Total volumes delivered to industrial customers were 15.3 million therms, or 3 percent, higher in 1997 than in 1996. The decrease in margin despite increased volumes in 1997 reflects the migration by some customers to lower rates under special anti-bypass contracts. Total volumes delivered to industrial customers were 16.7 million therms, or 3 percent, higher in 1996 than in 1995. In addition to higher volumes, margin improved in 1996 due to higher prices under industrial incentive rate schedules which are designed to track changes in oil prices.

          NW Natural did not experience margin losses from new bypasses of its system in 1997, 1996 or 1995. Although NW Natural does not expect a significant number of its large customers to bypass its system in the foreseeable future, it may experience further deterioration of margin associated with customers' transfers to contracts with pricing designed to be competitive with the capital and operating costs of direct connections to NPC's system.

          Other revenues primarily relate to adjustments in regulatory accounts (see Note 1 to the Consolidated Financial Statements). Other revenues for 1997 included $6.1 million from the amortization of property tax savings and $1.2 million from the amortization of Oregon income tax savings.

          In 1996, other revenues included $4.0 million from the amortization of property tax savings, $1.6 million from regulatory amortizations, and two non-recurring gains. Specifically, NW Natural recorded a gain of $0.7 million for the recovery of costs and lost revenues related to energy conservation programs approved by the OPUC. NW Natural also recorded a gain of $0.9 million as the result of a settlement with the OPUC concerning amounts to be refunded to Oregon customers from prior-year savings in property taxes and Oregon income taxes.

          In 1995, other revenues included a one-time, $3.0 million payment under a contract with Portland General Electric Company (PGE), an electric utility based in Portland. This contract gave PGE the option to request gas transportation service for electric generation at one or more sites in NW Natural's service territory. Additionally, other revenues in 1995 included $2.3 million from amortization of the Interruptible Sales Adjustment account and $3.1 million from other regulatory amortizations.

          Cost of Gas
          -----------

          The cost per therm of gas sold during 1997 was 7 percent lower than in 1996, while such cost in 1996 was 10 percent lower than in 1995. The cost per therm of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization, regulatory deferrals, and company use. For the years 1997, 1996 and 1995, the cost of gas sold was reduced by non-regulated gas sales of $2.3 million, $1.2 million, and $0.3 million, respectively. Under an agreement with the OPUC, these sales are treated as a reduction of gas costs.

          The average cost per therm of gas purchased was 8 percent higher in 1997 than in 1996, due to fluctuations in prices NW Natural paid for the portion of its gas supplies tied to monthly market price indexes. NW Natural has a Purchased Gas Cost Adjustment (PGA) tariff under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. In 1997, NW Natural absorbed 20 percent of the higher cost of gas purchased, as compared to projections, under its Oregon PGA tariff. The remaining 80 percent of the higher gas costs was recorded as deferred debits (regulatory assets). Effective January 1, 1998, the incentive formula for deferred gas costs was modified so that NW Natural will absorb 33 percent of the difference between actual and projected gas costs and the remaining 67 percent will be deferred for recovery or refund to customers in future rates.

          Subsidiary Operations
          ---------------------

          Consolidated subsidiary earnings for 1997 were $1.8 million, equivalent to 8 cents a share, compared to $2.2 million, or 10 cents a share, in 1996, and $4.1 million, or 19 cents a share, in 1995 (see Note 2 to the Consolidated Financial Statements).

          In 1997, Financial Corporation earned $1.6 million, compared to $1.0 million in 1996 and $1.3 million in 1995. 1997 results included a $1.1 million gain from the sale of Financial Corporation's interest in a California solar electric generation partnership during the fourth quarter. The decreases in Financial Corporation's on-going operating results from 1996 to 1997 and from 1995 to 1996 were primarily due to weaker operating results attributable to its investments in windpower energy facilities in California.

          Canor earned $0.2 million in 1997, compared to $0.5 million in 1996. Canor's 1997 results included a $0.9 million write-down of unproven properties in the fourth quarter, while 1996 results include $0.9 million in impairment losses resulting from the application of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Oregon Natural was merged into NW Natural during 1996, thereby effecting the transfer of certain assets, including the stock of Canor, to NW Natural. As a result of this merger, Canor became a wholly-owned subsidiary of NW Natural. Earnings from Canor's operations in 1995, prior to the merger, are included in Oregon Natural's results of operations.

          Oregon Natural earned $0.7 million in 1996 compared to $1.8 million in 1995. Oregon Natural's earnings in 1996 and 1995 included one-time gains from asset sales, including a $2.9 million gain from the sale of underground storage assets to NW Natural in 1996, and a $3.8 million gain from the sale of its gathering system and gas producing properties in 1995. The 1996 gain was partially offset by a $1.3 million impairment loss on producing wells and a $1.0 million write-down of unproven properties.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Consolidated operations and maintenance expenses were $2.3 million, or 3 percent, lower in 1997 than in 1996. NW Natural's operations and maintenance expenses in 1997 decreased $2.1 million, or 3 percent, compared to 1996 primarily due to a one-time charge of $4.9 million in 1996 for 1995 litigation (see "Chase Gardens Litigation", below), offset by increases in customer service and market development expense ($2.9 million); electronic and network services ($0.6 million); and environmental investigation and remediation charges ($0.6 million). Included in 1997 operations and maintenance expense was a $4 million increase in payroll due to salary increases as well as wage increases resulting from NW Natural's new seven-year labor agreement effective April 1, 1997. Subsidiary expenses decreased $0.2 million, or 6 percent, in 1997 compared to 1996 primarily due to a decline in oil and gas production costs.

          NW Natural's operations and maintenance expenses in 1996 were $9.3 million higher than in 1995, while subsidiary expenses decreased $1.1 million. The increase in utility operations and maintenance expenses was primarily due to the $4.9 million judgment against NW Natural in the Chase Gardens litigation
                                                    -------------
(see below); expenses related to cold weather and floods ($0.6 million); higher bonus accruals ($1.9 million); environmental investigation costs ($0.4 million); service costs tied to customer growth ($0.8 million); and market development costs ($0.7 million). Lower subsidiary operations and maintenance expenses were primarily due to a decline in oil and gas production expenses.

          Chase Gardens Litigation
          ------------------------

          In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase
                                  --------------------------------------
Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). The Oregon
-------------
Court of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. The Oregon Supreme Court agreed to hear the case on appeal and is expected to render a final ruling during 1998. NW Natural recorded charges of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents a share, as a reserve against payment of the $4.9 million judgment plus related costs and post-judgment interest.

          Taxes Other Than Income
          -----------------------

          Taxes other than income, which are comprised of property, franchise, payroll and other taxes, declined $1.6 million, or 8 percent, in 1997. Property tax expense was $1.6 million, or 17 percent, lower than in 1996, due to settlements reached in 1996 relating to property valuations and regulatory treatment of reduced property taxes.

          NW Natural's franchise taxes, which are incurred as a percentage of revenue, decreased 4 percent, from $8.2 million in 1996 to $7.9 million in 1997, paralleling the percentage decrease in gas sales revenues from 1996 to 1997. The decrease in franchise taxes was offset by increased payroll taxes and regulatory fees.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          Depreciation, depletion and amortization expense increased $1.6 million, or 4 percent, in 1997 compared to 1996, and $2.5 million, or 6 percent, in 1996 compared to 1995. NW Natural's depreciation expense increased $3.1 million from 1996 to 1997 due to an additional $111.1 million of utility plant placed in service. The new Customer Information System (CIS), placed in service in the fourth quarter of 1997, increased depreciation expense by $0.2 million compared to 1996. NW Natural's depreciation expense decreased $0.7 million, or 2 percent, in 1996 compared to 1995 primarily due to lower depreciation rates approved by the OPUC and WUTC effective January 1, 1996.

          Depreciation, depletion and amortization expense for subsidiaries decreased $1.5 million in 1997. Depreciation expense for 1997 included expenses of $1.7 million recorded by Canor for the write-down of unproven properties and the abandonment of dry wells. Subsidiary depreciation, depletion and amortization expense increased $3.2 million, or 79 percent, in 1996 compared to 1995 primarily due to impairment and abandonment expenses totaling $2.3 million which were recorded by Oregon Natural pursuant to SFAS No. 121 and the write-down of unproven properties. Canor also recorded a $0.9 million expense during 1996 pursuant to SFAS No. 121.

          Other Income
          ------------

          The variations in other income during the past three years resulted primarily from non-recurring items and a $1.4 million decline in interest income in 1997 from 1996. Oregon Natural recorded a gain in 1996 on the sale of its underground storage facilities, and recorded a gain in 1995 on the sale of its gathering system and interests in production assets in Oregon. NNG Energy Systems, Inc., a wholly-owned subsidiary of the Company that was dissolved in 1995, recorded a gain in 1995 resulting from the reorganization of its California cogeneration subsidiary.

     Interest Charges
     ----------------

          NW Natural's interest charges increased $2.7 million, or 10 percent, in 1997 compared to 1996 due to the issuance of $90 million of Medium-Term Notes during 1997 and higher commercial paper balances outstanding. The average commercial paper balances increased from $14.0 million in 1996 to $45.8 million in 1997. The increases in NW Natural's long-term and short-term debt balances were primarily due to the financing of its $117 million utility construction program and $28.6 million in deferred gas costs.

          Interest charges in 1996 increased $1.2 million, or 5 percent, compared to 1995, also due to higher long-term and short-term debt balances outstanding related to the financing of NW Natural's utility construction expenditures, and to accrued interest charges of $0.7 million for post-judgment interest for the Chase Gardens litigation.

          Allowance for Funds Used During Construction (AFUDC) represents the cost of funds used during the construction of utility plant (see Note 1 to the Consolidated Financial Statements). In 1997, 1996 and 1995, AFUDC reduced interest expense by $1.7 million , $0.8 million and $0.6 million, respectively. The weighted average AFUDC rates were 5.8 percent in 1997, 8.9 percent in 1996 and 5.3 percent in 1995 (See "Financing Activities" below).

     Income Taxes
     ------------

          The effective corporate income tax rate for the years ended December 31, was 33 percent for 1997 and 37 percent for both 1996 and 1995. The lower 1997 tax rate was primarily due to permanent tax savings from the change in book depreciation rates, an increase in tax credits, and a reversal of amounts previously recorded for a California solar energy investment that was sold by Financial Corporation (see Note 7 to the Consolidated Financial Statements).

          The significant increase in 1996 income tax expense was due to the $14 million, or 23 percent, increase in income before income taxes compared to 1995. In 1996, NW Natural recorded an adjustment reducing tax expense for the year by $1.9 million, or 8 cents a share, for reversal of deferred tax amounts provided in prior years.

     Redeemable Preferred and Preference Stock Dividend Requirements
     ---------------------------------------------------------------

          Redeemable preferred and preference stock dividend requirements for 1997 were lower by $0.1 million, or 3 percent, compared to 1996, due to sinking fund redemptions and the redemption of all the outstanding shares of the $4.68 series of preferred stock in June 1997. 1996 requirements were $0.1 million, or 3 percent, lower than 1995 due to sinking fund redemptions and the conversion or redemption of the remaining shares of the Convertible Preference Stock, $2.375 Series, in May 1995.

Financial Condition
-------------------

     Capital Structure
     -----------------

          NW Natural's capital expenditures are incurred primarily for utility construction resulting from customer growth and system improvements. NW Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of gas usage by NW Natural's residential and commercial customers influences the Company's financing requirements. Short-term liquidity requirements are satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Note 6 to the Consolidated Financial Statements).

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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided by operating activities in 1997 was $44.1 million, or 49 percent, lower than in 1996. The decrease was primarily due to an increase in deferred gas costs ($36.7 million) and a decrease in accounts payable ($6.0 million).

          In 1996, cash provided by operating activities was $6.1 million, or 7 percent, higher than in 1995, primarily due to increased gas deliveries and the related margin from weather-sensitive customers resulting from colder weather and customer growth. The increase in margin in 1996 was partially offset by the continuing effects of rate reductions effective in December 1994 and 1995 to amortize credit balances in regulatory accounts.

          The Company has lease and purchase commitments related to its operating activities which are financed with cash flows from operations (see
Note 13 to the Consolidated Financial Statements).

          Investing Activities
          --------------------

          Cash requirements for NW Natural's capital expenditures in 1997 totaled $115.9 million, up $32.5 million, or 39 percent, from 1996. The increase included expenditures for expansion of the Mist underground storage facility ($10.8 million); completion of the new customer information system (CIS) software development ($7.9 million); transportation equipment ($2.2 million); expansion and reinforcement of the gas distribution system to accommodate customer growth ($3.2 million); land purchases for a new service center ($1.6 million); and the upgrading of other computer system hardware and software ($1.5 million).

          The $16.2 million increase in capital expenditures in 1996 compared to 1995 resulted largely from higher amounts expended for the gas distribution system in order to serve significant customer growth ($8.8 million); the ongoing development of the new CIS which had been delayed in 1995 ($3.7 million); and the development of a remote data terminal system ($1.9 million).

          NW Natural's construction expenditures are estimated at $90 million for 1998. Over the five year period 1998 through 2002, these expenditures are estimated to be $500 million to $550 million. The higher projected level of capital expenditures over the next five years reflects continued high customer growth, a major system reinforcement project and the development of additional underground storage facilities. About half of the required funds are expected to be internally generated, with the remainder to be funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          NW Natural invested $3.0 million in both 1996 and 1997 in Canor's exploration and production program to supplement Canor's internally-generated funds.

          Financing Activities
          --------------------

          Cash provided by financing activities in 1997 totaled $76.8 million, compared to cash used for financing of $6.5 million in 1996 and $7.2 million in 1995. The primary financing activities which accounted for the change from 1996 were NW Natural's sale of $90 million of its Medium-Term Notes in 1997 and the net issuance of $39.3 million of commercial paper, partially offset by the redemption of $27 million of long-term debt.

          Significant financing activity in 1996 consisted of NW Natural's sale of $20 million of Medium-Term Notes, the net issuance of $21.2 million of commercial paper and the redemption of $22 million of long-term debt.

          In 1995, financing activity consisted primarily of NW Natural's sales of $33 million of common stock and $10 million of Medium-Term Notes, the redemption of the remaining shares of the $2.375 series of Convertible Preference Stock and a net decrease of $24.8 million of commercial paper.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the years ended December 31, 1997, 1996 and 1995, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.99, 3.53 and 3.15, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

          Like all companies with business application software programs, the Company is affected by the "Year 2000" issue. Much of this software, which includes NW Natural's customer service, operations, and financial systems, was written using two digits to define the year, rather than four. Any of the Company's software that is time-sensitive may recognize a date using "00" as the year 1900 rather than 2000. This could result in the computer shutting down or performing incorrect calculations.

          NW Natural has identified and is in the process of correcting the systems within its control that could be affected by the Year 2000 issue. In 1997, the consultant that performed an assessment of NW Natural's application software estimated that the cost of making its application source code for these systems Year 2000-compliant would be about $4.0 million. NW Natural believes that with the appropriate modifications, it will be able to operate its time-sensitive software programs beyond the turn of the century.

          NW Natural has identified major vendors for which it depends on products or services and is contacting such vendors to hear what plans they have to correct problems they may face with Year 2000 compliance. The Company can make no assurances regarding the Year 2000 compliance status of systems or parties outside its control, and cannot assess the effect on it of any non-compliance by such systems or parties.

          In December 1997, the OPUC authorized NW Natural to defer and amortize over five years, commencing January 1, 1998, its incremental costs for assessment, planning and renovation of systems for Year 2000 compliance.

Environmental Matters
---------------------

          NW Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. In 1993, pursuant to Oregon Department of Environmental Quality (ODEQ) procedures, NW Natural submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program and, in 1994, the site was listed on ODEQ's Confirmed Release List and Inventory. During 1995, initial tests revealed environmental contamination, but the extent or the estimated cost of remediation cannot yet be determined. NW Natural continues to monitor this site.

          NW Natural expects that its costs of investigation and any remediation at the Linnton site for which it may be responsible should be recoverable, in large part, from insurance or through future rates. During the period from 1993 through 1997, NW Natural recorded as expense a total of $1.6 million for the estimated costs of consultants' fees, ODEQ oversight and the voluntary investigation.

          In 1996, the Eugene Water and Electric Board (EWEB) asked NW Natural to participate in an investigation and the potential remediation of a 1.5 acre site of a former manufactured gas plant in Eugene, Oregon. NW Natural purchased the property in 1958, after the plant had been converted to a liquid propane gas plant. It used the propane plant until 1960 when the system was converted to natural gas, and continued to use the site as a service center until 1976 when it was sold. To date, NW Natural has not agreed to participate in an investigation of the site and has not obtained sufficient information to determine the extent of its responsibility, if any, for remediation of the site.

Forward-Looking Statements
--------------------------

          This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Oregon Public Utility Commission and the Washington Utilities and Transportation Commission, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) unanticipated changes in interest rates or in rates of inflation; (vii) unanticipated changes in operating expenses and capital expenditures; (viii) capital market conditions; (ix) competition for new energy development opportunities; and (x) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                -----------------
                                                                       Page
                                                                       ----
1. Management's Responsibility for Financial Statements...............  32

2. Independent Auditors' Reports......................................  33

3. Consolidated Financial Statements:
   Consolidated Statements of Income for the Years Ended

   December 31, 1997, 1996 and 1995...................................  35

   Consolidated Statements of Earnings Invested in the Business for
    the Years Ended December 31, 1997, 1996 and 1995..................  36

   Consolidated Balance Sheets, December 31, 1997 and 1996............  37

   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, 1996 and 1995..................................  39

   Consolidated Statements of Capitalization, December 31, 1997
    and 1996..........................................................  40

   Notes to Consolidated Financial Statements.........................  41

4. Quarterly Financial Information (unaudited)........................  62



                         Supplemental Schedules Omitted
                         ------------------------------

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

          The Company's system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorizations, that transactions are recorded to permit the preparation of financial statements in conformity with orders of regulatory authorities and generally accepted accounting principles and that accountability for assets is maintained. The Company's system of internal controls has provided such reasonable assurances during the periods reported herein. The system includes written policies, procedures and guidelines, an organization structure that segregates duties and an established program for monitoring the system by internal auditors. In addition, Northwest Natural Gas Company has prepared and annually distributes to its employees a Code of Ethics covering its policies for conducting business affairs in a lawful and ethical manner. Ongoing review programs are carried out to ensure compliance with these policies.

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

                                             /s/ Richard G. Reiten
                                             -------------------------
                                             Richard G. Reiten
                                             President and
                                             Chief Executive Officer

                                             /s/ Bruce R. DeBolt
                                             --------------------------
                                             Bruce R. DeBolt
                                             Senior Vice President, Finance,
                                             and Chief Financial Officer


                        REPORT OF INDEPENDENT ACCOUNTANTS

February 20, 1998

To the Board of Directors and
Stockholders of NW Natural

In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, of cash flows and of changes in earnings invested in the business present fairly, in all material respects, the financial position of Northwest Natural Gas Company (doing business as NW Natural) and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Northwest Natural Gas Company

We have audited the accompanying consolidated balance sheet and statement of capitalization of Northwest Natural Gas Company and subsidiaries, as of December 31, 1996, and the related consolidated statements of income, earnings invested in the business, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Northwest Natural Gas Company and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 12, 1997


                          NORTHWEST NATURAL GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands, Except Per Share Amounts)


Year Ended December 31                              1997        1996      1995
-------------------------------------------------------------------------------
NET OPERATING REVENUES:
     Operating revenues                          $361,756   $380,318   $356,276
     Cost of sales                                129,312    142,805    144,051
                                                 --------   --------   --------
              Net operating revenues              232,444    237,513    212,225

OPERATING EXPENSES:
     Operations and maintenance                    77,879     80,218     72,018
     Taxes other than income taxes                 19,952     21,597     24,181
     Depreciation, depletion and amortization      44,619     43,047     40,594
                                                 --------   --------   --------
              Total operating expenses            142,450    144,862    136,793
                                                 --------   --------   --------
INCOME FROM OPERATIONS                             89,994     92,651     75,432
                                                 --------   --------   --------
OTHER INCOME                                        2,654      8,196     10,432
                                                 --------   --------   --------

INTEREST CHARGES:
     Interest on long-term debt                    24,918     23,176     23,141
     Other interest                                 4,500      3,448      2,252
     Amortization of debt discount and expense        730        865        882
                                                 --------   --------   --------
              Total interest charges               30,148     27,489     26,275

     Allowance for funds used during
      construction                                 (1,665)      (782)      (596)
                                                 --------   --------   --------
     Total interest charges-net                    28,483     26,707     25,679
                                                 --------   --------   --------
INCOME BEFORE INCOME TAXES                         64,165     74,140     60,185

INCOME TAXES                                       21,106     27,347     22,120
                                                 --------    -------   --------
NET INCOME                                         43,059     46,793     38,065
     Redeemable preferred and preference stock
      dividend requirements                         2,646      2,723      2,806
                                                 --------   --------   --------
EARNINGS APPLICABLE TO COMMON STOCK              $ 40,413   $ 44,070   $ 35,259
                                                 ========   ========   ========
AVERAGE COMMON SHARES OUTSTANDING                  22,698     22,391     21,817
                                                   ======     ======     ======
BASIC EARNINGS PER SHARE OF COMMON STOCK            $1.78      $1.97      $1.62
                                                    =====      =====      =====
DILUTED EARNINGS PER SHARE OF COMMON STOCK          $1.76      $1.94      $1.60
                                                    =====      =====      =====
DIVIDENDS PER SHARE OF COMMON STOCK                $1.205      $1.20      $1.18
                                                   ======      =====      =====



                 -----------------------------------------------
                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS

                                   (Thousands)

                                                   1997      1996        1995
--------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                     $ 98,376   $105,651   $ 97,275

       Net Income                                  43,059     46,793     38,065

       Cash dividends:
             Redeemable preferred and preference
              stock                                (2,660)    (2,735)    (2,836)
             Common stock                         (27,321)   (26,836)   (25,517)
       Stock Dividend:
             Common stock                              --    (23,704)        --

       Foreign currency translation and
        capital stock expense                        (591)      (793)    (1,336)
                                                 --------    -------    -------
BALANCE AT END OF YEAR                           $110,863   $ 98,376   $105,651
                                                 ========   ========   ========


                 ----------------------------------------------
                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


December 31                                        1997                 1996
-------------------------------------------------------------------------------

ASSETS:
PLANT AND PROPERTY:
     Utility plant                               $1,164,499          $1,055,112
     Less accumulated depreciation                  366,607             336,141
                                                 ----------         -----------
              Utility plant - net                   797,892             718,971

     Non-utility property                            52,422              45,689
     Less accumulated depreciation and depletion     22,843              19,388
                                                 ----------          ----------
              Non-utility property - net             29,579              26,301
                                                 ----------          ----------
              Total plant and property              827,471             745,272
                                                 ----------           ---------
INVESTMENTS AND OTHER:
     Investments                                     34,148              33,008
     Long-term notes receivable                         978               1,715
                                                 ----------           ---------
              Total investments and other            35,126              34,723
                                                 ----------           ---------
CURRENT ASSETS:
     Cash and cash equivalents                        6,731               8,219
     Accounts receivable - customers                 40,673              41,890
     Allowance for uncollectible accounts            (1,253)             (1,057)
     Accrued unbilled revenue                        23,911              22,340
     Inventories of gas, materials and supplies      17,385              14,439
     Prepayments and other current assets            17,226              12,483
                                                 ----------           ---------
              Total current assets                  104,673              98,314
                                                 ----------           ---------
REGULATORY TAX ASSETS                                56,860              57,940
                                                 ----------           ---------
DEFERRED GAS COSTS RECEIVABLE                        28,628                  --
                                                 ----------          ----------
DEFERRED DEBITS AND OTHER                            58,859              52,620
                                                 ----------          ----------
              TOTAL ASSETS                       $1,111,617          $  988,869
                                                 ==========          ==========


                 -----------------------------------------------
                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


December 31                                  1997                     1996
--------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated
 Statements of Capitalization):
     Common stock                          $     72,404               $  71,425
     Premium on common stock                    182,998                 176,977
     Earnings invested in the business          110,863                  98,376
                                             ----------                --------
         Total common stock equity              366,265                 346,778

     Redeemable preference stock                 25,000                  25,000
     Redeemable preferred stock                  12,429                  13,749
     Long-term debt                             344,303                 271,838
                                             ----------                --------
         Total capitalization                   747,997                 657,365
                                             ----------                --------
CURRENT LIABILITIES:

     Notes payable                               89,317                  50,058
     Accounts payable                            58,775                  64,795
     Long-term debt due within one year          16,000                  26,000
     Taxes accrued                                4,656                   3,196
     Interest accrued                             6,058                   5,396
     Other current and accrued liabilities       21,390                  19,418
                                             ----------                --------
         Total current liabilities              196,196                 168,863
                                             ----------                --------
DEFERRED INVESTMENT TAX CREDITS                  11,949                  11,668
                                             ----------                --------
DEFERRED INCOME TAXES                           139,953                 123,625
                                             ----------                --------
DEFERRED GAS COSTS LIABILITY                         --                   8,058
                                             ----------                --------
REGULATORY ACCOUNTS AND OTHER                    15,522                  19,290
                                             ----------                --------
COMMITMENTS AND CONTINGENCIES (Note 13)              --                      --
                                             ----------                --------
         TOTAL CAPITALIZATION AND

          LIABILITIES                        $1,111,617                $988,869
                                             ==========                ========


                 -----------------------------------------------
                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)


Year Ended December 31                                          1997          1996       1995
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                              $  43,059    $  46,793    $ 38,065
     Adjustments to reconcile net income to net cash
      provided by operations:
           Depreciation, depletion and amortization             44,619       43,047      40,594
           Gain on sale of assets                                 (849)      (2,897)     (4,636)
           Deferred income taxes and investment tax credits     16,609        4,108       5,222
           Equity in (earnings) losses of investments             (468)        (773)     (2,141)
           Allowance for funds used during construction         (1,868)      (1,593)       (620)
           Deferred gas costs                                  (36,686)     (11,856)         --
           Regulatory accounts and other - net                  (5,159)      (2,491)      3,974
                                                             ---------     --------    --------
                  Cash from operations before working
                   capital changes                              59,257       74,338      80,458
           Changes in operating assets and liabilities:
                  Accounts receivable                            1,413       (6,448)      7,767
                  Accrued unbilled revenue                      (1,571)        (847)     (1,173)
                  Inventories of gas, materials and supplies    (2,946)        (185)        704
                  Accounts payable                              (6,020)      23,011      (6,733)
                  Accrued interest and taxes                     2,122       (6,306)      3,744
                  Other current assets and liabilities          (6,439)       6,377        (908)
                                                            ----------     --------    --------
           CASH PROVIDED BY OPERATING ACTIVITIES                45,816       89,940      83,859
                                                            ----------      --------   --------
INVESTING ACTIVITIES:
     Acquisition and construction of utility plant assets     (115,886)     (83,400)    (67,163)
     Investment in non-utility plant                            (9,229)      (3,246)    (18,964)
     Proceeds from sale of non-utility assets                    1,014           --       7,862
     Investments and other                                         (35)       3,682       1,356
                                                             ---------     --------    --------
           CASH USED IN INVESTING ACTIVITIES                  (124,136)     (82,964)    (76,909)
                                                             ---------      -------    --------
FINANCING ACTIVITIES:
     Common stock issued                                         6,465        5,690      39,569
     Redeemable preference stock retired                            --           --        (174)
     Redeemable preferred stock retired                         (1,320)      (1,091)       (989)
     Long-term debt:
           Issued                                               90,000       20,000      10,000
           Retired                                             (27,000)     (22,000)     (1,131)
     Change in short-term debt                                  39,259       21,226     (24,822)
     Cash dividend payments:
           Redeemable preferred and preference stock            (2,660)      (2,735)     (2,836)
           Common stock                                        (27,321)     (26,836)    (25,517)
     Foreign currency translation and capital stock expense       (591)        (793)     (1,336)
                                                             ---------    ---------    ---------
           CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES     76,832       (6,539)     (7,236)
                                                             ---------    ---------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,488)         437        (286)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    8,219        7,782       8,068
                                                             ---------    ---------   ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                      $   6,731    $   8,219    $  7,782
                                                             =========    =========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
           Interest                                          $  28,756      $25,846    $ 25,346
           Income taxes                                      $   7,288      $27,266    $ 15,819

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
     Conversion to common stock:
           $2.375 Series of Convertible Preference Stock            --           --    $  1,078
           7-1/4 percent Series of Convertible Debentures    $     535       $1,107    $    121


                 -----------------------------------------------
                 See Notes to Consolidated Financial Statements



                         NORTHWEST NATURAL GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                        (Thousands, Except Share Amounts)


December 31                                                                     1997                    1996
----------------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share; authorized 60,000,000 shares:
         outstanding - 1997, 22,864,328 shares; 1996, 22,555,184 shares      $  72,404               $  71,425
     Premium on common stock                                                   182,998                 176,977
     Earnings invested in the business                                         110,863                  98,376
                                                                              --------                --------
              Total common stock equity                                        366,265    49%          346,778    53%
                                                                              --------   ----         --------   ----

REDEEMABLE PREFERENCE STOCK, authorized
     2,000,000 shares; $6.95 Series, stated value $100 per share;
          outstanding - 1997, 250,000 shares; 1996, 250,000 shares              25,000                  25,000
                                                                              --------                --------
              Total redeemable preference stock                                 25,000     3%           25,000     4%
                                                                              --------   ----         --------   ----

REDEEMABLE PREFERRED STOCK, authorized 1,500,000 shares; all outstanding series have a stated value of $100 per share:
     $4.68 Series, outstanding -1997, 0 shares; 1996, 3,905 shares                  --                     391
     $4.75 Series, outstanding -1997, 4,285 shares; 1996, 6,085 shares             429                     608
     $7.125 Series, outstanding -1997, 120,000 shares; 1996,
     127,500 shares                                                             12,000                  12,750
                                                                              --------               ---------
              Total redeemable preferred stock                                  12,429     2%           13,749     2%
                                                                              --------   ----        ---------   ----

LONG-TERM DEBT:
     First Mortgage Bonds
     --------------------
         9-3/4% Series due 2015                                                 50,000                  50,000
         9-1/8% Series due 2019                                                 20,000                  22,000
     Medium-Term Notes
     -----------------
     First Mortgage Bonds:
         7.38% Series A due 1997                                                    --                  20,000
         7.69% Series A due 1999                                                10,000                  10,000
         5.96% Series B due 2000                                                 5,000                   5,000
         5.98% Series B due 2000                                                 5,000                   5,000
         8.05% Series A due 2002                                                10,000                  10,000
         6.40% Series B due 2003                                                20,000                  20,000
         6.34% Series B due 2005                                                 5,000                   5,000
         6.38% Series B due 2005                                                 5,000                   5,000
         6.45% Series B due 2005                                                 5,000                   5,000
         6.80% Series B due 2007                                                10,000                      --
         6.50% Series B due 2008                                                 5,000                   5,000
         8.26% Series B due 2014                                                10,000                  10,000
         7.00% Series B due 2017                                                40,000                      --
         8.31% Series B due 2019                                                10,000                  10,000
         9.05% Series A due 2021                                                10,000                  10,000
         7.25% Series B due 2023                                                20,000                  20,000
         7.50% Series B due 2023                                                 4,000                   4,000
         7.52% Series B due 2023                                                11,000                  11,000
         6.52% Series B due 2025                                                10,000                  10,000
         7.05% Series B due 2026                                                20,000                  20,000
         7.00% Series B due 2027                                                20,000                      --
         6.65% Series B due 2027                                                20,000                      --
     Unsecured:
         7.40% Series A due 1997                                                    --                   5,000
         8.93% Series A due 1998                                                 5,000                   5,000
         8.95% Series A due 1998                                                10,000                  10,000
         8.47% Series A due 2001                                                10,000                  10,000
     Convertible Debentures
     ----------------------
         7-1/4% Series due 2012                                                 10,303                  10,838
                                                                              --------                --------
                                                                               360,303                 297,838
Less long-term debt due within one-year                                         16,000                  26,000
                                                                              --------                --------
     Total long-term debt                                                      344,303    46%          271,838    41%
                                                                              --------   ----         --------   ----
              TOTAL CAPITALIZATION                                            $747,997   100%         $657,365   100%
                                                                              ========   ====         ========   ====

                 -----------------------------------------------
                 See Notes to Consolidated Financial Statements.

NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------------------

Organization and Principles of Consolidation
--------------------------------------------

          The consolidated financial statements include:
               Regulated utility:
               --Northwest Natural Gas Company (doing business as NW Natural) Non-regulated wholly-owned businesses:
               --NNG Financial Corporation (Financial Corporation)
               --Canor Energy, Ltd. (Canor)
               --Oregon Natural Gas Development Corporation (Oregon Natural)

          Oregon Natural was merged with and into NW Natural during the second quarter of 1996.

          Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

          Investments in corporate joint ventures and partnerships in which the Company's ownership is 50 percent or less are accounted for by the equity method or the cost method (see Note 10).

          Certain amounts from prior years have been reclassified to conform with the 1997 presentation.

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

Utility Plant
-------------

         NW Natural's utility plant is stated at original cost (see table in Note 10). When a depreciable unit of property is retired, the original cost is removed from both utility plant and the accumulated provision for depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

         NW Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 3.8 percent of average depreciable plant in both 1997 and 1996 and 4.2 percent in 1995. The rate of depreciation approximates the economic life of the utility property.

         Certain additions to utility plant include an allowance for funds used during construction (AFUDC), a non-cash item. AFUDC represents the cost of funds borrowed during construction and is calculated using actual commercial paper interest rates. If commercial paper borrowings are insufficient to finance the total work in progress, then a composite rate of interest on all debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. NW Natural's weighted average AFUDC rates were
         5.8 percent for 1997, 8.9 percent for 1996, and 5.3 percent for 1995.

Regulatory Accounts
-------------------

         In applying SFAS No. 71, NW Natural has capitalized certain costs and benefits as regulatory assets and liabilities pursuant to orders of the state utility regulatory commissions, in general rate proceedings or expense deferral proceedings, in order to provide for recovery of revenues or expenses from, or refunds to, utility customers in future periods. At December 31, 1997 and 1996, regulatory tax assets were $56.9 million and $57.9 million, respectively, while other regulatory assets and liabilities (net) were $36.9 million and $8.2 million, respectively.

         If, in the future, NW Natural determines that all or a portion of these regulatory assets and liabilities no longer meets the criteria for ccontinued application of SFAS No. 71, it would be required to write off that portion which it could not recover or refund.

Cash and Cash Equivalents
-------------------------

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

Unbilled Revenue
----------------

         NW Natural accrues for gas deliveries not billed to customers from the meter reading dates to month end.

Inventories
-----------

         NW Natural's inventories of gas in storage and materials and supplies are stated at the lower of average cost or net realizable value.

Derivatives Policy
------------------

         NW Natural has a "Derivatives Policy" which allows up to a 100 percent hedge position in currency derivatives to match and lock-in prices on individual Canadian natural gas purchase transactions; interest rate derivatives to match specific outstanding debt instruments maturing in less than five years; and natural gas commodity derivatives to lock-in or cap prices on gas purchased for a future period under contracts with market-indexed pricing. The policy requires derivatives to be used within prescribed limitations and only in order to reduce price risk, so as to qualify for hedge accounting treatment. Changes in market values of foreign currency contracts, and gains or losses on commodity swap contracts, are deferred and recognized as adjustments to gas purchase costs upon concurrent settlement of these contracts (see Note
         12).

Income Taxes
------------

         NW Natural uses the liability method of accounting for deferred income taxes. Deferred tax liabilities and assets reflect the expected future tax consequences, based on enacted tax law, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts.

         Consistent with rate and accounting instructions of regulatory authorities, deferred income taxes are not currently collected for those temporary income tax differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. NW Natural has recorded a regulatory tax asset for such amounts pending recovery from customers in future rates. These amounts are primarily differences between the book and tax basis of net utility plant in service. This asset balance was $56.9 million at December 31, 1997 and $57.9 million at December 31, 1996 (see Note 7).

         Investment tax credits on utility property additions and leveraged leases, which reduce income taxes payable, are deferred for financial statement purposes and amortized over the life of the related property or lease. Investment and energy tax credits generated by non-regulated subsidiaries are amortized over a period of one to five years.

Other Income
------------

         Other income consists of interest income, gain on the sale of assets, including non-recurring gains from the sale of Oregon Natural's underground gas storage assets, gathering system and gas producing properties to NW Natural in 1996 and 1995, investment income of Financial Corporation, and other miscellaneous income from merchandise sales, rent, the aircraft lease and other items.

Earnings Per Share
------------------

         The Company adopted SFAS No. 128, "Earnings Per Share", for the year ended December 31, 1997. SFAS No. 128 requires disclosure of basic and diluted earnings per share. All prior years have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Diluted earnings per share reflect the potential effects of the conversion of any outstanding convertible debentures and the exercise of outstanding stock options. Diluted earnings are calculated as follows:


                                                               1997     1996      1995
               -------------------------------------------------------------------------------
                                                        (Thousands, except per share amounts)

               Earnings applicable to common stock           $40,413   $44,070   $35,259

                    Debenture interest less taxes                455       479       528
                                                             -------   -------   -------
               Earnings applicable to diluted common stock   $40,868   $44,549   $35,787
                                                             =======   =======   =======

               Average common shares outstanding              22,698    22,391    21,817
                    Stock options                                 32        27        11
                    Convertible debentures                       518       545       600
                                                             -------   -------    ------
               Diluted average common shares outstanding      23,248    22,963    22,428
                                                             =======    ======    ======
               Diluted earnings per share of common stock      $1.76     $1.94     $1.60
                                                               =====     =====     =====

2.       CONSOLIDATED SUBSIDIARY OPERATIONS:
--------------------------------------------

         At December 31, 1997, the Company had two active wholly-owned subsidiaries, Financial Corporation and Canor. Another wholly-owned subsidiary, Oregon Natural, was merged into NW Natural during 1996.

NNG Financial Corporation
-------------------------

         Financial Corporation provides short-term financing for Canor and has several financial investments, including investments as a limited partner in solar electric generating systems, windpower electric generating projects, a hydroelectric facility and low-income housing projects. It also holds interests in certain gas producing properties in the western United States (see Note 10).

Canor Energy, Ltd.
------------------

         Canor, an Alberta, Canada corporation, is engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. Canor began operations in 1990 as a wholly-owned subsidiary of Oregon Natural. When Oregon Natural was merged into NW Natural during 1996, Canor became a wholly-owned subsidiary of NW Natural.


Summarized financial information for the consolidated subsidiaries follows:

Thousands                                            1997       1996      1995
-------------------------------------------------------------------------------
Statements of income for the year ended December 31:
       Net operating revenues                       $ 9,868   $10,009   $ 8,271
       Operating expenses                             9,917    11,671     9,727
                                                    -------   -------   -------
       Income (loss) from operations                    (49)   (1,662)   (1,456)

       Income from financial investments                468       773     2,063
       Other income and interest charges                962     4,197     5,991
                                                    -------   -------   -------
       Income before income taxes                     1,381     3,308     6,598

       Income tax expense (benefit)                    (381)    1,076     2,497
                                                    -------   -------   -------
       Net income                                   $ 1,762   $ 2,232   $ 4,101
                                                    =======   =======   =======

Balance sheets as of December 31:
       Assets:
          Non-utility property - net                $29,135   $25,704   $36,053
          Investments and other                      25,896    26,081    37,364
          Current assets                             19,012    20,898    20,750
                                                    -------   -------   -------
               Total assets                         $74,043   $72,683   $94,167
                                                    =======   =======   =======
       Capitalization and liabilities:
          Equity                                    $34,883   $30,706   $30,392
          Current liabilities                        13,668    13,590    37,459
          Other liabilities                          25,492    28,387    26,316
                                                    -------   -------   -------
     Total capitalization and liabilities           $74,043   $72,683   $94,167
                                                    =======   =======   =======
-------------------------------------------------------------------------------

3.   CAPITAL STOCK:
-------------------

Common Stock
------------

         At December 31, 1997, NW Natural had reserved 68,181 shares of common stock for issuance under the Employee Stock Purchase Plan, 737,153 shares under its Dividend Reinvestment and Stock Purchase Plan, 833,858 shares under its 1985 Stock Option Plan (see Note 4), 578,033 shares for future conversions of its 7-1/4 percent Convertible Debentures and 3,000,000 shares under the Shareholder Rights Plan.

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

         Effective September 6, 1996, additional shares of common stock were distributed to shareholders of record on August 23, 1996, in connection with a three-for-two stock split. All share disclosures and per share data related to the common stock included in these financial statements are presented on a post-split basis. Amounts associated with common stock for years prior to the effective date of the stock split have been adjusted to reflect the split.

Redeemable Preference Stock
---------------------------

         The $6.95 Series of Preference Stock is not redeemable prior to December 31, 2002, but is subject to mandatory redemption on that date.

Redeemable Preferred Stock
--------------------------

         The mandatory preferred stock redemption requirements aggregate $1.0 million in both 1998 and 1999, and $0.8 million in each of the years 2000, 2001 and 2002. These requirements are noncumulative. At any time NW Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on common stock or preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

         The remaining shares of the $4.68 Series redeemable preferred stock were redeemed on June 2, 1997.

         The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. At December 31, 1997, redemption prices were $100 per share for the $4.75 Series. Shares of the $7.125 Series are redeemable on or after May 1, 1998 at a price of $104.75 per share decreasing each year thereafter to $100 per share on or after May 1, 2008.


The following table shows the changes in the number of shares of NW Natural's capital stock and the premium on common stock for the years 1997, 1996 and 1995:

                                                                             Premium
                                           ------------Shares--------------     on
                                            Common   Preference  Preferred    Stock
                                            Stock      Stock       Stock    Thousands)
-------------------------------------------------------------------------------------
Balance, December 31, 1994                20,128,028    300,079   159,504   $134,641
       Sales to the public                 1,725,000         --        --     30,571
       Sales to employees                     21,046         --        --        346
       Sales to stockholders                 237,985         --        --      4,376
       Exercise of stock options  - net       18,359         --        --         45
       Conversion of preference
        stock to common                      106,755    (43,137)       --        853
       Conversion of convertible
        debentures to common                   6,078         --        --        108
       Sinking fund purchases                     --         --   (11,100)        --
       Redemptions                                --     (6,942)       --         --
       Other                                      --         --        --          3
                                          ----------    -------   -------   --------
Balance, December 31, 1995                22,243,251    250,000   148,404    170,943
       Sales to employees                     15,043         --        --        255
       Sales to stockholders                 235,878         --        --      4,834
       Exercise of stock options  - net        5,400         --        --        (11)
       Conversion of convertible
        debentures to common                  55,612         --        --        956
       Sinking fund purchases                     --         --   (10,914)        --
                                          ----------    -------   -------   --------
Balance, December 31, 1996                22,555,184    250,000   137,490    176,977
       Sales to employees                     27,525         --        --        514
       Sales to stockholders                 211,532         --        --      4,561
       Exercise of stock options  - net       43,216         --        --        496
       Conversion of convertible
        debentures to common                  26,871         --        --        450
       Sinking fund purchases                     --         --    (9,300)        --
       Redemptions                                --         --    (3,905)        --
                                          ----------    -------   -------   --------
Balance, December 31, 1997                22,864,328    250,000   124,285   $182,998
                                          ==========    =======   =======   ========
--------------------------------------------------------------------------------

4.   STOCK OPTION AND PURCHASE PLANS:
-------------------------------------

         NW Natural's 1985 Stock Option Plan (Plan) authorizes an aggregate of 1,200,000 shares of common stock for issuance as incentive or non-statutory stock options. These options may be granted only to officers and key employees designated by a committee of NW Natural's Board of Directors.

         All options are granted at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. Option holders may exchange shares they have owned for at least one year, at the current market price, to purchase shares at the option price.

         Since the Plan's inception in 1985, options on 649,173 shares of common stock have been granted at prices ranging from $11.75 to $24.00 per share, and options on 55,296 shares have expired. NW Natural applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for either the Plan or the employee stock purchase plan. Had compensation cost for NW Natural's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in a manner consistent with the method determined under SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts shown below:


                                               1997                   1996
                                               ----                   ----
Earnings applicable to common stock ($000):
-------------------------------------------
         As reported                          $40,413                $44,070
         Pro forma                             40,302                 43,480
Basic earnings per share
------------------------
         As reported                            $1.78                  $1.97
         Pro forma                               1.78                   1.94
Diluted earnings per share
--------------------------
         As reported                            $1.76                  $1.94
         Pro forma                               1.75                   1.89

         For purposes of the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: a dividend yield of 5 and 5.4 percent; expected volatility of 22 and 21 percent; risk-free interest rates of 6 and 7 percent; and, for both of such years, expected lives of seven years.


    Information regarding the Plan is summarized as follows:

                                                           Options

                                              -------------------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
         Outstanding, beginning of year        308,663     167,846    208,506

         $11.75 Options:
                Exchanged by holders                --          --    (10,284)
                Exercised                           --          --    (14,310)

         $16.59 Options:
                Exchanged by holders           (20,598)    (12,933)   (14,268)
                Exercised                      (10,432)     (5,400)    (4,048)

         $24.00 Options:
                Exchanged by holders            (7,184)         --         --
                Exercised                      (12,243)     (8,250)    (9,000)
                Expired                         (4,773)         --         --

         $20.17 Options:
                Granted                             --          --     11,250
                Exercised                         (500)         --         --

         $20.92 Options:
                Granted                             --     170,400         --
                Exchanged by holders            (5,159)         --         --
                Exercised                      (20,041)         --         --
                Expired                             --      (3,000)        --
                                               -------     -------  ---------
         Outstanding, end of year              227,733     308,663    167,846
                                               =======     =======    =======

         Available for grant, end of year      606,125     601,352    760,500
--------------------------------------------------------------------------------

         NW Natural has an employee stock purchase plan whereby employees may purchase common stock at 92 percent of the average bid and ask market price on the subscription date. The subscription date is set annually, and each employee may purchase up to 900 shares payable through payroll deduction over a six to 12 month period.

5. LONG-TERM DEBT:
------------------

         The issuance of first mortgage bonds under the Mortgage and Deed of Trust is limited by property, earnings and other provisions of the mortgage. NW Natural's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of its utility property.

         The 7-1/4 percent Series of Convertible Debentures may be converted at any time into 50-1/4 shares of common stock for each $1,000 face value ($19.90 per share).

         The sinking fund requirements and maturities for the five years ending December 31, 2002, on the long-term debt outstanding at December 31, 1997, amount to: $16.0 million in 1998; and $11.0 million in each of the years 1999, 2000, 2001 and 2002.

6.       NOTES PAYABLE AND LINES OF CREDIT:
-------------------------------------------

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

         Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or the Financial Corporation line of credit as of December 31, 1997 or 1996.

         NW Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines, under agency agreements with a commercial bank. Additionally, Financial Corporation's commercial paper is supported by the guaranty of NW Natural. The amounts and average interest rates of commercial paper outstanding were as follows at December 31:

                                       1997                 1996
                                  --------------       --------------
         Thousands                Amount    Rate       Amount    Rate
         ------------------------------------------------------------
         NW Natural               $82,634   5.5%       $43,532   5.4%
         Financial Corporation      6,683   5.6%         6,526   5.4%
                                  -------              -------
              Total               $89,317              $50,058
                                  =======              =======

7.       INCOME TAXES:
----------------------

         A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:


Thousands                                                      1997      1996     1995
----------------------------------------------------------------------------------------
Computed income taxes based on statutory federal
 income tax rate of 35%                                      $22,457   $25,949   $21,065

Increase (reduction) in taxes resulting from:
       Differences between book and tax depreciation             221     1,313     1,575
       Current state income tax, net of federal tax benefit    1,944     3,235     2,051
       Federal income tax credits                               (360)     (228)     (384)
       Restoration of investment and energy tax credits         (844)     (849)   (1,088)
       Removal costs                                            (544)     (538)     (552)
       Reversal of amounts provided in prior years            (1,455)   (1,900)       --
       Unconsolidated foreign subsidiary income (loss)           (13)      113       266
       Gains on Company-Owned Life Insurance                    (470)     (324)     (260)
       Other - net                                               170       576      (552)
                                                             -------   -------   -------
Total provision for income taxes                             $21,106   $27,347   $22,121
                                                             =======   =======   =======
------------------------------------------------------------------------------------------


          The provision for income taxes consists of the following:

Thousands                                                      1997      1996     1995
-----------------------------------------------------------------------------------------
Income taxes currently payable:
       Federal                                              $  5,852   $17,634   $16,104
       State                                                  (1,644)    2,912     1,052
       Foreign                                                    62       126       284
                                                             -------   -------   -------
             Total                                             4,270    20,672    17,440
                                                             -------   -------   -------
Deferred taxes - net:
       Federal                                                13,032     5,451     4,086
       State                                                   4,635     1,889     1,683
       Foreign                                                    13       184        --
                                                             -------   -------    ------
             Total                                            17,680     7,524     5,769
                                                             -------   -------    ------
Investment and energy tax credits restored:
       From utility operations                                  (800)     (800)     (800)
       From subsidiary operations                                (44)      (49)     (288)
                                                              ------    ------   -------
             Total                                              (844)     (849)   (1,088)

       Total provision for income taxes                       $21,106   $27,347  $22,121
                                                              =======   =======  =======
       Percentage of pretax income                              32.9%     36.9%    36.8%
                                                                =====     =====   ======
-----------------------------------------------------------------------------------------


       Deferred tax assets and liabilities are comprised of the following:

Thousands                                            1997                1996
-------------------------------------------------------------------------------
Deferred tax liabilities:
         Property, plant and equipment             $113,121            $112,210
         Regulatory asset                            22,177              22,597
                                                   --------            --------
             Total                                  135,298             134,807
                                                   --------            --------
Deferred tax assets:
         Regulatory liability (asset)              $(13,971)           $  3,609
         Other deferred assets                        9,316               7,554
         Alternative minimum tax credits                 --                  19
                                                   --------            --------
             Total                                   (4,655)             11,182
                                                   --------            --------
Net accumulated deferred income tax liability      $139,953            $123,625
                                                   ========            ========

--------------------------------------------------------------------------------
8.       EMPLOYEE RETIREMENT PLANS:
-----------------------------------

         NW Natural has two non-contributory defined benefit retirement plans covering all regular employees with more than one year of service. The benefits under the plans are based upon years of service and the employee's average compensation during the final years of service. NW Natural's funding policy is to make the annual contribution required by applicable regulations and recommended by its actuary. Plan assets consist primarily of marketable foreign and domestic equity securities, corporate obligations, U.S. government obligations and cash equivalents.

         The following table sets forth the amounts recognized in the financial statements and the combined funded status of the retirement plans:


         Thousands                                 1997       1996       1995
         -----------------------------------------------------------------------
         Service cost                            $  3,010   $  3,082   $  2,819
         Interest cost                              7,575      6,980      6,843
         Return on assets                         (29,298)   (14,935)   (29,291)
         Net amortization and deferral             17,900      4,110     19,927
                                                 --------   --------   --------
         Annual pension cost                     $   (813)  $   (763)  $    298
                                                 ========   ========   ========
         -----------------------------------------------------------------------
         Vested benefit obligation               $ 91,078   $ 84,502   $ 79,805

         Total accumulated benefit obligation    $ 96,364   $ 84,915   $ 80,079
         -----------------------------------------------------------------------

         Thousands                                  1997       1996       1995
         -----------------------------------------------------------------------
         Funded status as of December 31:
            Plan assets at fair value            $158,118   $134,376   $124,748
            Projected benefit obligation for
             service rendered to date             114,368    100,481     96,999
                                                 --------   --------  ---------
         Funded status                             43,750     33,895     27,749
         Unrecognized net gain                    (45,820)   (35,326)   (30,185)
         Unrecognized net asset at transition        (727)    (1,123)    (1,518)
         Unrecognized prior service costs           6,068      5,012      5,650
                                                 --------   --------   --------
         Prepaid pension cost                    $  3,271   $  2,458   $  1,696
                                                 ========   ========   ========
         Total cash contribution                 $      0   $      0   $      0
                                                 ========   ========   ========
         -----------------------------------------------------------------------
         Discount rate:
                Funded status                       7.25%      7.50%      7.50%
                                                    =====      =====      =====
                Pension cost                        7.50%      7.50%      8.00%
                                                    =====      =====      =====
         Expected long-term rate of return on
          plan assets                               9.00%      9.00%      9.00%
                                                    =====      =====      =====
         Rate for compensation increases            4.50%      5.00%      5.00%
                                                    =====      =====      =====
         -----------------------------------------------------------------------

         Effective December 31, 1997, NW Natural changed the assumed discount rate used in determining the funded status of the plans from 7.50 percent to 7.25 percent. The 7.25 percent discount rate was used in determining the funded status of the plans at year-end 1997 and 7.50 percent was used to determine annual pension cost in 1997 and 1996. The
         7.25 percent discount rate will be used to determine funded status and pension cost in 1998.

         NW Natural has a qualified "Retirement K Savings Plan" under Internal Revenue Code Section 401(k) and a non-qualified "Executive Deferred Compensation Plan," for eligible employees. These plans are designed to enhance the existing retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. NW Natural's contributions to these plans in 1997, 1996 and 1995 were $1.1 million, $1.0 million and $0.8 million, respectively.

         NW Natural has a non-qualified supplemental retirement plan for eligible executive officers which it is funding with trust-owned life insurance. The amount of coverage is designed to provide sufficient returns to recover all costs of the plan if assumptions made as to mortality experience, policy earnings, and other factors are realized. Expenses related to the plan were $1.3 million in both 1997 and 1996 and $1.0 million in 1995.

9.       POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS:
----------------------------------------------------------------

         The Company provides continued health care and life insurance coverage after retirement for exempt employees. These benefits and similar benefits for active employees are provided by insurance companies, and related premiums are based on the amount of benefits paid during the year.

         The accrued costs in excess of benefits paid relating to SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," are not included in NW Natural's rates in Oregon. The staff of the OPUC has recommended that NW Natural's portion of these costs allocated to Oregon be authorized for recovery in rates only pursuant to a general rate case filing, and has recommended against the use of deferred accounting treatment for their recovery. NW Natural is charging the Oregon portion of these costs to expense. In Washington, the WUTC's order in NW Natural's 1997 general rate case authorized NW Natural to begin amortizing the deferred SFAS No. 106 costs attributable to Washington operations that had accrued since adoption of SFAS No. 106 in 1993, to be collected from customers over a five year period. Additionally, the ongoing annual SFAS No. 106 cost relating to Washington operations was placed into rates and deferrals were discontinued.


         The following table sets forth the postretirement health care and life insurance plan's status at December 31:


         Thousands                                   1997       1996         1995
         -------------------------------------------------------------------------
         Retirees                                  $ 5,903     $ 5,753     $ 5,983
         Fully eligible active plan participants     1,418       1,232       1,254
         Other active plan participants              5,011       3,878       4,236
                                                   -------     -------     -------
            Total accumulated postretirement
             benefit obligation                     12,332      10,863      11,473
         Fair value of plan assets                      --          --          --
                                                   -------     -------     -------
         Accumulated postretirement benefit
          obligation in excess of plan assets       12,332      10,863      11,473
         Unrecognized transition obligation         (8,460)     (9,024)     (9,588)
         Unrecognized gain                           1,230       2,273       1,262
                                                   -------     -------     -------
            Accrued postretirement benefit cost    $ 5,102     $ 4,112     $ 3,147
                                                   =======     =======     =======
         Service cost - benefits earned during
          the period                               $   238     $   262     $   239
         Interest cost on accumulated
          postretirement benefit obligation            845         838         859
         Amortization of transition obligation         477         556         503
                                                   -------     -------     -------
                 Net postretirement benefit cost   $ 1,560     $ 1,656     $ 1,601
                                                   =======     =======     =======

         The unrecognized transition obligation is being amortized over a period of 20 years beginning January 1, 1993. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-Medicare eligibility is 8.5 percent for 1998; 8 percent for 1999; 7.5 percent for 2000; 7 percent for 2001; 6.5 percent for 2002; then decreasing over the next five years to 4 percent. The assumed rate for the HMO plan is 5 percent for 1998; 4.5 percent for 1999; and 4 percent for the next eight years. The assumed rate for post-Medicare eligibility is 8 percent for 1998; 7.5 percent for 1999; 7 percent for 2000; 6.5 percent for 2001; 6 percent for 2002; then decreasing over the next five years to 4 percent. A one-percentage-point change in the assumed health care cost trend rate for each year would adjust the accumulated postretirement benefit obligation and net postretirement health care cost as of December 31, 1997 by approximately 14.8 percent and 16.1 percent, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent at December 31, 1997, 8.0 percent at December 31, 1996, and 7.5 percent at December 31, 1995.

10.   PROPERTY AND INVESTMENTS:
-------------------------------

         The following table sets forth the major classifications of NW
         Natural's utility plant and accumulated provision for depreciation at December 31:

                                       1997                       1996
                                ---------------------    -----------------------
                                            Average                   Average
                                          Depreciation              Depreciation
Thousands                         Amount      Rate          Amount      Rate
-------------------------------------------------------------------------------
Transmission and distribution   $  938,760     3.5%      $   873,862       3.6%
Storage                             66,827     2.6%           66,624       2.7%
General                             76,518     7.1%           66,483       6.8%
Intangible and other                47,205     6.0%           11,287      12.5%
                                ----------                ----------
     Utility plant in service    1,129,310     3.8%        1,018,256       3.8%
Gas stored long-term                11,190                    10,708
Work in progress                    23,999                    26,148
                                ----------                ----------
     Total utility plant         1,164,499                 1,055,112
Less accumulated depreciation      366,607                   336,141
                                ----------                 ---------
     Utility plant-net          $  797,892                 $ 718,971
                                ==========                 =========
--------------------------------------------------------------------------------

         The following table summarizes the Company's investments in affiliated entities accounted for under the equity and cost methods, and its investment in a leveraged lease at December 31:


         Thousands                                 1997                1996
         -----------------------------------------------------------------------
         Electric generation                      $23,060             $22,035
         Aircraft leveraged lease                   8,932               8,265
         Gas pipeline and other                     2,156               2,708
                                                  -------             -------
             Total investments and other          $34,148             $33,008
                                                  =======             =======

         Financial Corporation has invested in solar electric generation plants located near Barstow, California. Power generated by these plants is sold to Southern California Edison Company under long-term contracts. Financial Corporation's ownership interests in these projects range from 4.0 percent to 5.3 percent.

         Financial Corporation also has invested in U. S. Windpower Partners electric generating projects, with facilities located near Livermore and Palm Springs, California. The wind-generated power is sold to Pacific Gas and Electric Company and Southern California Edison Company under long-term contracts. Financial Corporation's ownership interests in these projects range from 8.5 percent to 41 percent.

         In 1987, Oregon Natural purchased a Boeing 737-300 aircraft which was leased to Continental Airlines for 20 years under a leveraged lease agreement. As part of Oregon Natural's merger with NW Natural in 1996, ownership of the aircraft was transferred to NW Natural.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
-----------------------------------------

         The estimated fair values of NW Natural's financial instruments have been determined using available market information and appropriate valuation methodologies. The following is a list of financial instruments whose carrying values are sensitive to market conditions:



                                       December 31, 1997         December 31, 1996
                                    -----------------------    ----------------------
                                    Carrying     Estimated     Carrying    Estimated
Thousands                            Amount     Fair Value      Amount    Fair Value
-------------------------------------------------------------------------------------
Redeemable preference stock          $ 25,000    $ 25,250      $ 25,000    $ 22,750
Redeemable preferred stock           $ 12,429    $ 12,411      $ 13,749    $ 12,956
Long-term debt including amount

 due within one year                 $360,303    $389,536      $297,838    $316,205
------------------------------------------------------------------------------------

         Fair value of the redeemable preference stock and the redeemable preferred stock was estimated using quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues.

         The carrying amount of long-term notes receivable was stated at estimated fair value at December 31, 1997 and 1996.

12.  USE OF FINANCIAL DERIVATIVES:
-----------------------------------

         In connection with its Canadian gas purchase commitments, NW Natural uses foreign currency forward contracts to hedge against fluctuations in currency values. The forward contracts have terms ranging up to 12 months. Such contracts are purchased in an amount up to 100 percent but not less than 80 percent of estimated daily requirements for commodity gas purchased in Canadian currency from gas suppliers in Canada. The notional amount of these contracts at December 31, 1997 totaled $5.6 million, and, if settled on that date, NW Natural would have realized a negligible loss on these contracts.

         As part of an overall strategy to maintain an acceptable level of exposure to the risk of gas price fluctuations, NW Natural has developed a targeted mix of fixed-rate and cap-protected natural gas commodity contracts versus variable rate contracts. To efficiently manage this mix, NW Natural uses natural gas commodity swap and cap agreements to effectively convert the gas purchase commitments into an acceptable fixed-rate and capped rate mix. NW Natural uses natural gas commodity swap agreements to convert certain long-term gas purchase contracts from floating prices to fixed prices. Under the commodity swap agreements, NW Natural receives or makes payments based on the differential between a specified price and the actual price of natural gas as measured by price indices relating to the market area where it purchases the gas. The swap agreements have terms ranging up to 12 months. At December 31, 1997 and 1996, NW Natural had cap and swap agreements with broker-dealers to cover notional quantities of 131,635 and 30,000 million British Thermal Units (MMBtu) per day of gas, respectively. Under the swap agreements in effect at December 31, 1997, NW Natural pays fixed prices averaging $1.687 per MMBtu. In return, it receives a price that varies from month to month with market conditions. The notional amount of the swap agreements at December 31, 1997 was $23 million, and, if settled on that date, NW Natural would have realized a loss on these swaps of $4.4 million. (See Note 1, "Derivatives Policy," for a summary of accounting for gains and losses.)

13.  COMMITMENTS AND CONTINGENCIES:
-----------------------------------

         Lease Commitments
         -----------------

         Future lease commitments are: $5.3 million in 1998; $2.8 million in 1999; $2.5 million in 2000; $2.3 million in 2001; and $2.1 million in 2002. Thereafter, total commitments amount to $6.2 million. These commitments principally relate to the lease of NW Natural's office headquarters, vehicles and computer systems.

         Total rental expense for 1997, 1996 and 1995 was $ 6.4 million, $5.4 million and $5.3 million, respectively.

         Purchase Commitments
         --------------------

         NW Natural has signed agreements providing for the availability of firm pipeline capacity under which it must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. The aggregate amounts of these agreements were as follows at December 31, 1997:


                                                    Capacity          Capacity
                                                    Purchase           Release
         Thousands                                 Agreements        Agreements
         -----------------------------------------------------------------------
         1998                                       $ 80,100          $ 4,296
         1999                                         80,100            4,296
         2000                                         80,100            4,296
         2001                                         79,379            4,296
         2002                                         77,297            4,296
         2003 through 2023                           523,459           33,651
                                                    --------          -------
                Total                                920,435           55,131
                Less: Amount representing interest   284,800           16,334
                                                    --------          -------
                Total at present value              $635,635          $38,797
                                                    ========          =======
         -----------------------------------------------------------------------

         NW Natural's total payments of fixed charges under capacity purchase agreements in 1997, 1996 and 1995 were $76.7 million, $73.4 million and $62.2 million, respectively. Included in the amounts for 1997, 1996 and 1995 were reductions for capacity release sales totaling $4.2 million, $4.2 million and $4.8 million, respectively. In addition, NW Natural is required to pay per-unit charges based on the actual quantities shipped under the agreements. In certain of NW Natural's take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

         Environmental Matters
         ---------------------

         NW Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. In 1993, pursuant to Oregon Department of Environmental Quality (ODEQ) procedures, NW Natural submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program and, in 1994, the site was listed on ODEQ's Confirmed Release List and Inventory. During 1995, initial tests revealed environmental contamination, but the extent or the estimated cost of remediation cannot yet be determined. NW Natural continues to monitor this site.

         NW Natural expects that its costs of investigation and any remediation at the Linnton site for which it may be responsible should be recoverable, in large part, from insurance or through future rates. During the period from 1993 through 1997, NW Natural recorded as expense a total of $1.6 million for the estimated costs of consultants' fees, ODEQ oversight and the voluntary investigation.

         In 1996, the Eugene Water and Electric Board (EWEB) asked NW Natural to participate in an investigation and the potential remediation of a 1.5 acre site of a former manufactured gas plant in Eugene, Oregon. NW Natural purchased the property in 1958, after the plant had been converted to a liquid propane gas plant. It used the propane plant until 1960 when the system was converted to natural gas, and continued to use the site as a service center until 1976 when it was sold. Although NW Natural never operated the manufactured gas plant, EWEB has contended that NW Natural's activities on the site may have exacerbated prior contamination. To date, NW Natural has not agreed to participate in an investigation of the site and has not obtained sufficient information to determine the extent of its responsibility, if any, for remediation of the site.

         Litigation
         ----------

         In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v.
                                           --------------------------------
         Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370).
         -------------------
         The Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. The Oregon Supreme Court agreed to hear the case on appeal and is expected to render a final ruling during 1998. NW Natural recorded a charge of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents a share, as a reserve against payment of the judgment, costs and post-judgment interest from the case.

         The Company is party to certain other legal proceedings in which claimants seek material amounts. Although it is not possible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operations or cash flows.

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------


                                         ---------------------Quarter Ended -----------------------
Dollars (Thousands, Except Per
Share Amounts)                           Mar. 31        June 30     Sept. 30     Dec. 31      Total
------------------------------------------------------------------------------------------------------
1997
       Operating revenues                  134,347      65,855      46,283        115,271     361,756
       Net operating revenues               84,039      43,726      32,488         72,191     232,444
       Net income                           24,753       2,360      (2,448)        18,394      43,059
       Basic Earnings (loss) per share        1.07        0.07       (0.14)          0.78        1.78*
       Diluted Earnings (loss) per share      1.04        0.07       (0.14)          0.76        1.76*

1996
       Operating revenues                  137,561      71,884      50,585        120,288     380,318
       Net operating revenues               83,504      46,183      34,578         73,248     237,513
       Net income                           23,356       5,508         255         17,674**    46,793
       Basic Earnings (loss) per share        1.02        0.22       (0.02)          0.76**      1.97*
       Diluted Earnings (loss) per share      1.00        0.22       (0.02)          0.74**      1.94*

--------------------------------------------------------------------------------------------------------

* Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding has increased in each quarter shown, the sum of quarterly earnings may not equal earnings per share for the year. Variations in earnings between quarterly periods are due primarily to the seasonal nature of the Company's business.

** Results for the fourth quarter of 1996 include a charge equivalent to 15 cents a share resulting from a judgment against NW Natural in litigation dating from 1995, and an adjustment reducing tax expense by $1.9 million, or 8 cents a share, for reversal of deferred tax amounts provided in prior years.


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

                      (3b.)        Bylaws as amended December 18, 1997.

                      *(4a.) Copy of Mortgage and Deed of Trust, dated as of July 1, 1946, to Bankers Trust and R. G. Page (to whom Stanley Burg is now successor), Trustees (incorporated herein by reference to Exhibit 7(j) in File No. 2-6494); and copies of Supplemental Indentures Nos. 1 through 14 to the Mortgage and Deed of Trust, dated respectively, as of June 1, 1949, March 1, 1954, April 1, 1956,
                                   February 1, 1959, July 1, 1961, January 1,
                                   1964, March 1, 1966, December 1, 1969,
                                   April 1, 1971, January 1, 1975, December 1,
                                   1975, July 1, 1981, June 1, 1985 and
                                   November 1, 1985 (incorporated
                                   herein by reference to Exhibit 4(d) in File
                                   No. 33-1929); Supplemental Indenture No. 15 to the Mortgage and Deed of Trust, dated as of July 1, 1986 (filed as Exhibit (4)(c) in File No. 33-24168); Supplemental Indentures Nos. 16, 17 and 18 to the Mortgage and
                                   Deed of Trust, dated, respectively, as of November 1, 1988, October 1, 1989 and July 1, Exhibit (4)(c) in File No. 33-40482); Supplemental Indenture No. 19 to the Mortgage, and Deed of Trust, dated as of June 1, 1991 (incorporated herein by reference to Exhibit 4(c) in File No. 33-64014); and Supplemental Indenture No. 20 to the Mortgage and Deed of Trust, dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4(c) in File No. 33-53795).

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

                      *(4g.) Rights Agreement, dated as of February 27, 1996, between the Company and Boatmen's Trust Company (ChaseMellon Shareholder Services, successor), which includes as Exhibit A thereto the form of a Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Shares (incorporated herein by reference to Exhibit 1 to Form 8-A, dated February 27, 1996, File No. 0-994).

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

                      *(10j.(2))   Firm Transportation Service Agreement, dated
                                   November 10, 1993, between the Company and
                                   Pacific Gas Transmission Company incorporated herein by reference to Exhibit (10j.(2)) to Form 10-K for 1993, File No.
                                   0-994).

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

                      (10j.(6))    Firm Transportation and Supply Agreement,
                                   dated May 9, 1997, between PanEnergy Trading and Market Services, LLC, Inland Pacific
                                   Energy Services Corp., and the Company.

                      (11)         Statement re computation of per share
                                   earnings.

                      (12)         Statement re computation of ratios.

                      (23a.)       Consent of Deloitte & Touche LLP.

                      (23b.)       Consent of Price Waterhouse LLP.

                      (27)         Financial Data Schedule.

                      Executive Compensation Plans and Arrangements:
                      ----------------------------------------------

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

                      (10e.-3) Amendment No. 3 to Executive Deferred Compensation Plan.

                      (10f.) Directors Deferred Compensation Plan, effective June 1, 1981, restated as of December 1, 1997.

                      *(10g.) Form of Indemnity Agreement as entered into between the Company and each director and executive officer (incorporated herein by reference to Exhibit (10g.) to Form 10-K for 1988, File No. 0-994).

                      (10i.) Non-Employee Directors Stock Compensation Plan, as amended effective January 1, 1998.

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

                      (10n.-1) Amendment dated December 18, 1997 to employment agreement dated November 2, 1995, as previously amended February 27, 1996, between the Company and an executive officer.

                      *(10o.) Form of Severance Agreement as entered into between the Company and designated executive officers (incorporated herein by reference to Exhibit (10o.) to Form 10-K for 1995, File No. 0-994).

                      *(10p.) Employment Agreement dated July 2, 1997, between the Company and an executive officer (incorporated herein by reference to Exhibit 10 (a) to Form 10-Q for the quarter ended September 30, 1997, File No. 0-994).

                      (10p.-1) Amendment dated December 18, 1997 to employment agreement dated July 2, 1997, between the Company and an executive officer.

                    The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

           (b)      Reports on Form 8-K.

                    No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.

-------------------------------------------

*Incorporated herein by reference as indicated


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NORTHWEST NATURAL GAS COMPANY

Date:  March 17, 1998                       By:  /s/ Richard G. Reiten
                                                 -----------------------
                                                 Richard G. Reiten, President
                                                 and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         SIGNATURE                                  TITLE                              DATE
------------------------------     ----------------------------------------        --------------
Richard G. Reiten                  Principal Executive Officer and Director        March 17, 1998
------------------------------
Richard G. Reiten, President
and Chief Executive Officer

/s/ Bruce R. DeBolt                Principal Financial Officer                     March 17, 1998
------------------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

/s/ D. James Wilson                Principal Accounting Officer                    March 17, 1998
-------------------------------
D. James Wilson
Treasurer and Controller

/s/ Mary Arnstad                   Director                           )
-------------------------------                                       )
Mary Arnstad                                                          )
                                                                      )
/s/ Thomas E. Dewey, Jr.           Director                           )
-------------------------------                                       )
Thomas E. Dewey, Jr.                                                  )
                                                                      )
/s/ Tod R. Hamachek                Director                           )
-------------------------------                                       )
Tod R. Hamachek                                                       )
                                                                      )
/s/ Richard B. Keller              Director                           )
-------------------------------                                       )
Richard B. Keller                                                     )
                                                                      )
/s/ Wayne D. Kuni                  Director                           )
-------------------------------                                       )
Wayne D. Kuni                                                         )
                                                                      )              March 17, 1998
                                   Director                           )
------------------------------                                        )
Randall C. Pape                                                       )
                                                                      )
/s/ Robert L. Ridgley              Director                           )
------------------------------                                        )
Robert L. Ridgley                                                     )
                                                                      )
/s/ Dwight A. Sangrey              Director                           )
------------------------------                                        )
Dwight A. Sangrey                                                     )
                                                                      )
/s/ Melody C. Teppola              Director                           )
------------------------------                                        )
Melody C. Teppola                                                     )
                                                                      )
/s/ Russell F. Tromley             Director                           )
------------------------------                                        )
Russell F. Tromley                                                    )
                                                                      )
/s/ Benjamin R. Whiteley           Director                           )
------------------------------
Benjamin R. Whiteley





                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX

                                       To
                           Annual Report on Form 10-K

                              For Fiscal Year Ended
                                December 31, 1997


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

       Bylaws as amended December 18, 1997                            (3b.)

*      Mortgage and Deed of Trust, dated as of July 1,
       1946, as supplemented by Supplemental Indenture
       Nos. 1 through 20                                              (4a.)

*      Indenture, dated as of June 1, 1991, between
       the Company and Bankers Trust Company                          (4d.)

*      Officers' Certificate dated June 12, 1991
       creating Unsecured Medium-Term Notes Series A                  (4e.)

*      Officers' Certificate dated June 18, 1993
       creating Unsecured Medium-Term Notes Series B                  (4f.)

*      Rights Agreement, dated as of February 27, 1996,
       between the Company and Boatmen's Trust Company
       (ChaseMellon Shareholder Services, successor)                  (4g.)

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

*      Firm Transportation Service Agreement, dated
       November 10, 1993, between the Company and
       Pacific Gas Transmission Company                               (10j.(2))

*      Service Agreement, dated June 17, 1993, between
       Northwest Pipeline Corporation and the Company                 (10j.(3))

*      Firm Transportation Service Agreement, dated
       October 22, 1993, between Pacific Gas
       Transmission Company and the Company                           (10j.(4))

*      Firm Transportation Service Agreement, dated
       June 22, 1994, between Pacific Gas Transmission
       Company and the Company                                        (10j.(5))

       Firm Transportation and Supply Agreement, dated
       May 9, 1997, between PanEnergy Trading and Market
       Services, Inland Pacific Energy Services Corp., and the
       Company                                                        (10j.(6))

       Statement re computation of per share earnings                 (11)

       Statement re computation of ratios                             (12)

       Consent of Deloitte & Touche LLP                               (23a.)

       Consent of Price Waterhouse LLP                                (23b.)

       Financial Data Schedule                                        (27)

       Executive Compensation Plans and Arrangements
       ---------------------------------------------

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

*      1985 Stock Option Plan as amended effective
       May 25, 1995                                                   (10c.)

*      Executive Deferred Compensation Plan, 1990
       Restatement, effective January 1, 1990                         (10e.)

*      Amendment No. 1 to Executive Deferred
       Compensation Plan                                              (10e.-1)

*      Amendment No. 2 to Executive Deferred
       Compensation Plan                                              (10e.-2)

       Amendment No. 3 to Executive Deferred Compensation Plan        (10e.-3)

       Directors Deferred Compensation Plan, effective June 1, 1981, restated as of December 1, 1997 (10f.)

*      Form of Indemnity Agreement entered into
       between the Company and each director and
       executive officer                                              (10g.)

       Non-Employee Directors Stock Compensation Plan,
       as amended effective January 1, 1998                           (10i.)

*      Executive Annual Incentive Plan, effective
       March 1, 1990, as amended effective
       January 1, 1992 and January 1, 1996                            (10k.)

*      Employment agreement dated November 27, 1989
       between the Company and an executive officer                   (10l.)

*      Agreement dated September 22, 1994 between the Company
       and an executive officer                                       (10m.)

*      Employment agreement dated November 2, 1995, as amended
       February 27, 1996, between the Company and an executive
       officer                                                        (10n.)

       Amendment dated December 18, 1997 to employment
       agreement dated November 2, 1995                               (10n.-1)

*      Form of Severance Agreement as entered into between the
       Company and designated executive officers                      (10o.)

*      Employment agreement dated July 2, 1997 between the Company
       and an executive officer                                       (10p.)

       Amendment dated December 18, 1997 to employment agreement
       dated July 2, 1997                                             (10p.-1)

----------------------------------
*  Incorporated by reference