Form 10-Q
period 1998-03-31
NORTHWEST NATURAL GAS CO
filed 1998-05-14
CIK 73020

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

 [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                                  -------------------------

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________         to  ________________

Commission file number   0-994
                         -----

                          NORTHWEST NATURAL GAS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Oregon                                       93-0256722
       -------------------------------                    -------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

        220 N. W. Second Avenue, Portland, Oregon                 97209
       ------------------------------------------               ----------
        (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code      (503) 226-4211
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At May 11, 1998, 24,673,046 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY
                                 March 31, 1998
                         Summary of Information Reported




The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements

        (1)    Consolidated Statements of Income for the three-month
               periods ended March 31, 1998 and 1997, and Consolidated Statements of Earnings Invested in the Business for the
               three-month periods ended March 31, 1998 and 1997.           3

        (2)    Consolidated Balance Sheets at March 31, 1998                4
               and 1997 and December 31, 1997.

        (3)    Consolidated Statements of Cash Flows for the three-
               month periods ended March 31, 1998 and 1997.                 5

        (4)    Consolidated Statements of Capitalization at March 31,
               1998 and 1997 and December 31, 1997.                         6

        (5)   Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                      9


                           PART II. OTHER INFORMATION

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  18

         Signature                                                         18

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1998       1997
                                                             ----       ----
Operating Revenues:
     Gross operating revenues                              $135,697   $134,347
     Cost of sales                                           57,390     50,308
                                                           --------   --------
          Net operating revenues                             78,307     84,039

Operating Expenses:
     Operations and maintenance                              20,259     19,442
     Taxes other than income taxes                            7,025      6,879
     Depreciation, depletion and amortization                11,945     10,242
                                                           --------   --------
          Total operating expenses                           39,229     36,563
                                                           --------   --------
Income from Operations                                       39,078     47,476

Other Income (Expense)                                        3,077       (652)

Interest Charges - net                                        8,409      6,722
                                                           --------   --------
Income Before Income Taxes                                   33,746     40,102

Income Taxes                                                 10,560     15,349
                                                           --------   --------
Net Income                                                   23,186     24,753

Redeemable preferred and preference stock dividend
 requirements                                                   653        673
                                                           --------   --------
Earnings Applicable to Common Stock                        $ 22,533   $ 24,080
                                                           ========   ========

Average Common Shares Outstanding                            22,903     22,590
Earnings per share of common stock:
     Basic                                                    $0.98      $1.07

     Diluted                                                  $0.97      $1.04

Dividends Paid Per Share of Common Stock                     $0.305      $0.30

                 See Notes to Consolidated Financial Statements.

==============================================================================

          Consolidated Statements of Earnings Invested in the Business
                 (Thousands, Three-Month Periods Ended March 31)
                                   (Unaudited)


                                                       1998                            1997
                                                 -------------------         ---------------------
Earnings invested in the business:
Balance at Beginning of Period                   $113,098                    $100,026
Net Income                                         23,186    $23,186           24,753      $24,753
Dividends declared:
   Redeemable preferred and preference stock       (1,307)                       (673)
   Common stock                                   (13,970)                     (6,770)
                                                 --------                    --------
Balance at End of Period                         $121,007                    $117,336
                                                 ========                    ========
Accumulated other comprehensive income:
Balance at Beginning of Period                   $ (2,235)                   $ (1,650)
  Other comprehensive income-
       Foreign currency translation adjustment        (40)       (40)             (97)        (97)
                                                 --------    -------         --------     -------
Comprehensive income                                         $23,146                      $24,656
                                                             =======                      =======
Balance at End of Period                         $ (2,275)                   $ (1,747)
                                                 ========                    ========

                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)
                                                 (Unaudited)    (Unaudited)
                                                   Mar. 31,       Mar. 31,        Dec. 31,
                                                  ----------    ----------        --------
                                                    1998           1997             1997
                                                    ----           ----             ----
Assets:
Plant and Property:
     Utility plant                               $1,184,480     $1,072,615      $1,164,499
     Less accumulated depreciation                  376,767        344,042         366,607
                                                 ----------     ----------      ----------
          Utility plant - net                       807,713        728,573         797,892

     Non-utility property                            77,211         47,567          52,422
     Less accumulated depreciation and depletion     23,904         20,282          22,843
                                                 ----------     ----------      ----------
          Non-utility property - net                 53,307         27,285          29,579
                                                 ----------     ----------      ----------
          Total plant and property                  861,020        755,858         827,471
                                                 ----------     ----------      ----------

Investments and Other:
     Investments                                     32,361         32,785          34,148
     Long-term notes receivable                         750          1,157             978
                                                 ----------     ----------      ----------
          Total investments and other                33,111         33,942          35,126

Current Assets:
     Cash and cash equivalents                       28,525          9,121           6,731
     Accounts receivable - net                       48,305         39,191          39,420
     Accrued unbilled revenue                        12,470         12,075          23,911
     Inventories of gas, materials and supplies      11,587          7,596          17,385
     Prepayments and other current assets            12,784          9,532          17,226
                                                 ----------     ----------      ----------
          Total current assets                      113,671         77,515         104,673

Regulatory Tax Assets                                56,860         57,940          56,860

Deferred Gas Costs Receivable                        34,201          8,511          28,628

Deferred Debits and Other                            59,304         51,855          58,859
                                                 ----------     ----------      ----------
          Total Assets                           $1,158,167     $  985,621      $1,111,617
                                                 ==========     ==========      ==========

Capitalization and Liabilities:
Capitalization:
     Common stock                                $  257,210     $  250,049      $  255,402
     Earnings invested in the business              121,007        117,336         113,098
     Accumulated other comprehensive income          (2,275)        (1,747)         (2,235)
                                                 ----------      ---------      ----------
          Total common stock equity                 375,942        365,638         366,265

     Redeemable preference stock                     25,000         25,000          25,000
     Redeemable preferred stock                      12,429         13,749          12,429
     Long-term debt                                 347,146        270,724         344,303
                                                 ----------      ---------      ----------
          Total capitalization                      760,517        675,111         747,997
                                                 ----------      ---------      ----------
Minority Interest                                    18,037              -               -
                                                 ----------      ---------      ----------
Current Liabilities:
     Notes payable                                   76,834         48,905          89,317
     Accounts payable                                49,457         37,494          58,775
     Long-term debt due within one year              33,000         25,000          16,000
     Taxes accrued                                   10,978         10,178           4,656
     Interest accrued                                10,355          8,517           6,058
     Other current and accrued liabilities           29,679         19,961          21,390
                                                 ----------     ----------      ----------
          Total current liabilities                 210,303        150,055         196,196

Deferred Investment Tax Credits                      11,498         12,324          11,949

Deferred Income Taxes                               141,747        133,375         139,953

Regulatory Accounts and Other                        16,065         14,756          15,522

Commitments and Contingencies                             -              -               -
                                                 ----------     ----------      ----------
          Total Capitalization and Liabilities   $1,158,167     $  985,621      $1,111,617
                                                 ==========     ==========      ==========

                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (3) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)
                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 ---------------------
                                                                                  1998          1997
                                                                                  ----          ----
Operating Activities:
     Net income                                                                 $ 23,186      $ 24,753
     Adjustments to reconcile net income to cash provided by operations:
         Depreciation, depletion and amortization                                 11,945        10,242
         Gain on sale of assets                                                   (3,542)            -
         Deferred income taxes and investment tax credits                          1,343        10,406
         Equity in losses of investments                                           1,279         1,228
         Allowance for funds used during construction                               (315)         (472)
             Deferred cost of gas receivable                                      (5,573)      (16,569)
         Regulatory accounts and other - net                                        (445)          765
                                                                                --------      --------
              Cash from operations before working capital changes                 27,878        30,353
         Changes in operating assets and liabilities:
              Accounts receivable                                                 (8,885)        1,642
              Accrued unbilled revenue                                            11,441        10,265
              Inventories of gas, materials and supplies                           5,798         6,843
              Accounts payable                                                    (9,318)      (27,301)
              Accrued interest and taxes                                          10,619        10,103
              Other current assets and liabilities                                 5,529          (933)
                                                                                --------      --------
         Cash Provided By Operating Activities                                    43,062        30,972
                                                                                --------      --------
Investing Activities:
     Acquisition and construction of utility plant assets                        (20,294)      (18,476)
     Investment in non-utility plant                                              (3,306)       (1,880)
     Investments and other                                                           836          (554)
                                                                                --------      --------
         Cash Used In Investing Activities                                       (22,764)      (20,910)
                                                                                --------      --------
Financing Activities:
     Common stock issued                                                           1,651         1,533
     Long-term debt issued                                                        22,000             -
     Long-term debt retired                                                       (2,000)       (2,000)
     Change in short-term debt                                                   (12,483)       (1,153)
     Cash dividend payments:
         Redeemable preferred and preference stock                                  (653)         (673)
         Common stock                                                             (6,979)       (6,770)
     Foreign currency translation and capital stock expense                          (40)          (97)
                                                                                --------      --------
         Cash Provided By (Used For) Financing Activities                          1,496        (9,160)
                                                                                --------      --------
Increase In Cash and Cash Equivalents                                             21,794           902

Cash and Cash Equivalents - Beginning of Period                                    6,731         8,219
                                                                                --------      --------
Cash and Cash Equivalents - End of Period                                       $ 28,525      $  9,121
                                                                                ========      ========

========================================================================================================
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
         Interest                                                                 $4,255        $3,692
         Income Taxes                                                                  -             -
========================================================================================================

========================================================================================================
Supplemental Disclosure of Noncash Financing Activities
     Conversion to common stock:
         7-1/4 percent Series of Convertible Debentures                             $157          $114

========================================================================================================
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                                   (Thousands)
                                                     (Unaudited)          (Unaudited)
                                                    Mar. 31, 1998        Mar. 31, 1997       Dec. 31, 1997
-------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share      $ 72,636              $ 71,647             $ 72,404
     Premium on common stock                         184,574               178,402              182,998
     Earnings invested in the business               121,007               117,336              113,098
     Accumulated other comprehensive income           (2,275)               (1,747)              (2,235)
                                                    --------              --------             --------
          Total common stock equity                 $375,942   49%        $365,638   54%       $366,265   49%
                                                    --------  ----        --------  ----       --------  ----
REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value $100 per share        25,000                25,000               25,000
                                                    --------              --------             --------
          Total redeemable preference stock           25,000    3%          25,000    4%         25,000    3%
                                                    --------  ----        --------  ----       --------  ----
REDEEMABLE PREFERRED STOCK, stated value $100
 per share:
     $4.68  Series                                         -                   391                    -
     $4.75  Series                                       429                   608                  429
     $7.125 Series                                    12,000                12,750               12,000
                                                    --------               -------              -------
          Total redeemable preferred stock            12,429    2%          13,749    2%         12,429    2%
                                                    --------  ----         -------  ----        -------  ----
LONG-TERM DEBT:
     First Mortgage Bonds
     --------------------
          9-3/4% Series due 2015                      50,000                50,000               50,000
          9-1/8% Series due 2019                      18,000                20,000               20,000
     Medium-Term Notes
     -----------------
     First Mortgage Bonds:
          7.38% Series A due 1997                          -                20,000                    -
          7.69% Series A due 1999                     10,000                10,000               10,000
          5.96% Series B due 2000                      5,000                 5,000                5,000
          5.98% Series B due 2000                      5,000                 5,000                5,000
          8.05% Series A due 2002                     10,000                10,000               10,000
          6.40% Series B due 2003                     20,000                20,000               20,000
          6.34% Series B due 2005                      5,000                 5,000                5,000
          6.38% Series B due 2005                      5,000                 5,000                5,000
          6.45% Series B due 2005                      5,000                 5,000                5,000
          6.80% Series B due 2007                     10,000                     -               10,000
          6.50% Series B due 2008                      5,000                 5,000                5,000
          8.26% Series B due 2014                     10,000                10,000               10,000
          7.00% Series B due 2017                     40,000                     -               40,000
          6.60% Series B due 2018                     22,000                     -                    -
          8.31% Series B due 2019                     10,000                10,000               10,000
          9.05% Series A due 2021                     10,000                10,000               10,000
          7.25% Series B due 2023                     20,000                20,000               20,000
          7.50% Series B due 2023                      4,000                 4,000                4,000
          7.52% Series B due 2023                     11,000                11,000               11,000
          6.52% Series B due 2025                     10,000                10,000               10,000
          7.05% Series B due 2026                     20,000                20,000               20,000
          7.00% Series B due 2027                     20,000                     -               20,000
          6.65% Series B due 2027                     20,000                     -               20,000
Unsecured:
          7.40% Series A due 1997                          -                 5,000                    -
          8.93% Series A due 1998                      5,000                 5,000                5,000
          8.95% Series A due 1998                     10,000                10,000               10,000
          8.47% Series A due 2001                     10,000                10,000               10,000
Convertible Debentures
          7-1/4% Series due 2012                      10,146                10,724               10,303
                                                    --------              --------             ---------
                                                     380,146               295,724              360,303

Less long-term debt due within one year               33,000                25,000               16,000
                                                    --------              --------             --------
     Total long-term debt                            347,146   46%         270,724   40%        344,303   46%
                                                    --------  ----        --------  ----       --------  ----
     TOTAL CAPITALIZATION                           $760,517  100%        $675,111  100%       $747,997  100%
                                                    ========  ====        ========  ====       ========  ====

                                       See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                 (5) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Financial Statements

              The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K (1997 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

              Certain amounts from prior periods have been reclassified to conform with the 1998 presentation.

2.       Recently Issued Accounting Standards

              In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of elements of comprehensive income, including foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments.

              In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company principally operates in a single line of business consisting of the distribution of natural gas and therefore is not subject to disclosure of segment reporting.

              In February 1998, the FASB issued SFAS No. 132, "Employment Disclosures About Pensions and Other Postretirement Benefits." This standard is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of this standard may result in additional financial disclosures but the impact of SFAS No. 132 for the first quarter of 1998 is immaterial.

3.        Minority Interest

              The Company reported a minority interest of $18.0 million in the Consolidated Balance Sheet at March 31, 1998, resulting from a transaction involving its Canadian energy exploration and production subsidiary, Canor Energy Ltd. (Canor). In March 1998, Canor acquired all of the capital stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (NI), in exchange for shares of common stock representing a 34 percent interest in Canor. After the acquisition, Southlake was amalgamated with Canor. The transaction resulted in a $3.5 million gain to the Company, equivalent to 15 cents a share, due to Canor's assets having represented a lower percentage of the total assets of the amalgamated corporation than the Company's resulting percentage interest in Canor's common stock. The minority interest in Canor is held by NIPSCO Energy Services Canada Ltd. (NESCL), also an indirect subsidiary of NI. For financial reporting purposes, the assets, liabilities and earnings of Canor are consolidated in the Company's financial statements, and NESCL's common stock interest has been recorded as "Minority Interest" in the Balance Sheet.

4.       Income Taxes

              No U.S. taxes have been provided for the gain in the first quarter of 1998 from the combination of Canor and Southlake (see Note 3, "Minority Interest"), since it is the Company's intention to indefinitely reinvest Canor's earnings. Determination of the amount of unrecognized deferred tax liability on Canor's unremitted earnings is not practicable. Canor's undistributed net earnings amounted to $2.1 million at March 31, 1998 and the amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $0.2 million.

5.       Contingencies

              See Part II, Item 7., "Contingent Liabilities" and
"Environmental Matters" in the 1997 Form 10-K.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:
          Regulated utility:
               Northwest Natural Gas Company (NW Natural)
          Non-regulated subsidiary businesses:
               NNG Financial Corporation (Financial Corporation)
               Canor Energy, Ltd. (Canor)

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report on Form 10-K (1997 Form 10-K)).

          The following is management's assessment of the Company's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 1998 and 1997.

Forward-Looking Statements
--------------------------

          This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC) with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) weather conditions and other natural phenomena;
(iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers;
(v) pricing of natural gas relative to other energy sources; (vi) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation;
(vii) unanticipated changes in operating expenses and capital expenditures;
(viii) capital market conditions; (ix) competition for new energy development opportunities; and (x) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

Earnings and Dividends
----------------------

          Basic earnings from consolidated operations were 98 cents a share for the quarter ended March 31, 1998, compared to $1.07 a share in last year's first quarter. The Company's earnings applicable to common stock were $22.5 million in the quarter ended March 31, 1998, down 6 percent from $24.1 million in the first quarter of 1997.

          NW Natural earned 86 cents a share from utility operations in the first quarter of 1998, compared to $1.08 a share in the same period in 1997. Weather conditions in NW Natural's service territory were 8.5 percent warmer than the 20-year average and 11 percent warmer than the first quarter of 1997. The Company estimates that the weather-related reduction in net operating revenues (margin) during the first quarter of 1998 was equivalent to about 22 cents a share compared to a similar period with average weather. Weather conditions in the first quarter of 1997 were 2.5 percent colder than average resulting in an estimated additional 7 cents a share in margin. These estimates are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends," in the 1997 Form 10-K). The model also estimates that customer growth in the residential and commercial segments since March 31, 1997 contributed $4.3 million of margin during the first quarter of 1998.

          NW Natural earned 15 cents a share from non-utility operations in the first quarter of 1998 due to a transaction involving Canor, its Canadian gas and oil exploration and production subsidiary. See "Subsidiary Operations" and "Other Income (Expense)."

          NW Natural's subsidiaries lost 3 cents a share during the first quarter of 1998, compared to a loss of 1 cent in the first quarter of 1997. See "Subsidiary Operations".

          Dividends paid on common stock were 30.5 cents a share for the three-month period ended March 31, 1998 and 30 cents for the three-month period ended March 31, 1997. In February 1998, the Company's Board of Directors declared a quarterly dividend of 30.5 cents a share on its common stock payable May 15, 1998, to shareholders of record on April 30, 1998. The current indicated annual dividend rate is $1.22 a share.

Results of Operations
---------------------

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues for the three months ended March 31:

                                                               1998           1997
                                                               ----           ----
Gas Sales and Transportation Volumes - Therms (000's):
     Residential and commercial sales                        227,206         239,705
     Unbilled volumes                                        (26,495)        (21,013)
                                                             -------        --------
          Weather-sensitive volumes                          200,711         218,692
     Industrial firm sales                                    25,989          24,661
     Industrial interruptible sales                           14,431          15,399
                                                             -------         -------
          Total gas sales                                    241,131         258,752
     Transportation deliveries                               122,148         110,470
                                                             -------         -------
     Total volumes delivered                                 363,279         369,222
                                                             =======         =======
Utility Operating Revenues - Dollars (000's):
     Residential and commercial revenues                    $125,411        $121,384
     Unbilled revenues                                       (12,543)        (10,678)
                                                            --------        --------
          Weather-sensitive revenues                         112,868         110,706
     Industrial firm sales revenues                            9,648           7,875
     Industrial interruptible sales revenues                   4,515           4,046
                                                            --------        --------
          Total gas sales revenues                           127,031         122,627
     Transportation revenues                                   5,331           5,950
     Other revenues                                            1,271           3,278
                                                            --------        --------
     Total utility operating revenues                       $133,633        $131,855
                                                            ========        ========
Cost of gas - Dollars (000's)                               $ 57,338        $ 50,226
                                                            ========        ========
Total number of customers (end of period)                    461,485         439,897
                                                             =======         =======
Actual degree days                                             1,697           1,908
                                                               =====           =====
20-year average degree days                                    1,854           1,861
                                                               =====           =====

               Residential and Commercial
               --------------------------

               Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 8.5 percent warmer than average in the first quarter of 1998 and 11 percent warmer than in the first quarter of 1997.

               NW Natural continues to experience a high level of customer growth, with 21,588 customers added since March 31, 1997 for a growth rate of
4.9 percent. In the three years ended December 31, 1997, more than 66,000 customers were added to the system, representing an average annual growth rate of 5.4 percent.

               Volumes of gas sold to residential and commercial customers decreased 18 million therms, or 8 percent, in the first quarter of 1998 compared to the first quarter of 1997. However, related revenues increased $2.2 million, or 2 percent, due to rate increases in 1997 and 1998. In October 1997, the WUTC approved a general rate increase averaging 3 percent for NW Natural's customers in Washington. Effective December 1, 1997, the WUTC approved a rate increase averaging 10.5 percent to pass through to Washington customers increases in purchased gas costs and to remove temporary rate increments to amortize balances in deferred accounts. Effective January 1, 1998, the OPUC approved a rate increase under NW Natural's Purchased Gas Cost Adjustment (PGA) tariff averaging
11.4 percent for its customers in Oregon. The OPUC also approved a settlement modifying the incentive formula for deferrals of variations in gas costs under the PGA tariff from 80 percent to 67 percent, effective January 1, 1998.

               In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

               Industrial, Transportation and Other Revenues
               ---------------------------------------------

               Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 12.0 million therms, or 8 percent, higher in the first quarter of 1998 than in the same period of 1997. Gross revenues from these customers were $1.6 million, or 9 percent, higher in the first quarter of 1998. However, margin from these customers (gross revenues minus cost of gas) decreased by 5 percent to $13.7 million in the first quarter of 1998, from $14.3 million in the first quarter of 1997, due to transfers of some of these customers from higher margin to lower margin rate schedules or contract rates.

               Other revenues, which relate primarily to deferrals to or amortizations from regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K), decreased $2.0 million, or 61 percent, during the first quarter of 1998 compared to the first quarter of 1997. The principal factors were a decrease in amortizations of property tax savings ($1.0 million), and deferrals of revenue reductions required under the settlement approved by the OPUC as part of the January 1, 1998 rate change ($0.8 million).

               Cost of Gas
               -----------

               The cost per therm of gas sold was 23 percent higher during the first quarter of 1998 than in the first quarter of 1997. The cost per therm of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization, regulatory deferrals, and company use. NW Natural made off-system gas sales of $0.8 million and $0.4 million for the first quarters of 1998 and 1997, respectively. Under an agreement with the OPUC, these sales are treated as a reduction of gas costs.

               The average cost per therm of gas purchased in the first quarter of 1998 was 3 percent lower than in the first three months of 1997, due to the higher prices NW Natural paid in January and February 1997 for the portion of its gas supplies tied to monthly market price indexes. Under NW Natural's PGA tariff in Oregon, its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. In 1997, NW Natural absorbed 20 percent of the higher cost of gas purchased, as compared to projections, under this tariff. The remaining 80 percent of higher gas costs was recorded as deferred debits (regulatory assets). Effective January 1, 1998, the incentive formula for deferred gas costs was modified so that NW Natural will absorb 33 percent of the difference between actual and projected gas costs and the remaining 67 percent will be deferred for recovery or refund to customers in future rates.

               Subsidiary Operations
               ---------------------

               The following table summarizes financial information for the Company's consolidated subsidiaries:

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                        1998           1997
                                                        ----           ----
Consolidated Subsidiaries (Thousands):

Net Operating Revenues                                 $ 2,012        $ 2,411
Operating Expenses                                       2,360          1,878
                                                       -------        -------
Income (Loss) from Operations                         ($   348)       $   533

Loss from Financial Investments                         (1,279)        (1,228)

Other Income and Interest Charges                          281             39
                                                      --------         ------
Loss Before Income Taxes                                (1,346)          (656)

Income Tax Benefit                                        (626)          (237)
                                                       -------         ------
Net Loss                                              ($   720)        ($ 419)
                                                       =======         =======

               Results of operations for the individual subsidiaries for the first quarter of 1998 consisted of a negligible net loss for Canor, compared to net income of $0.2 million for the first quarter of 1997, and a net loss of $0.7 million for Financial Corporation, compared to a net loss of $0.6 million for the first quarter of 1997. Financial Corporation normally incurs a loss in the first quarter due to the seasonality of revenues from its investments in solar and windpower electric generating plants in California.

               On March 31, 1998, Canor purchased the stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc.
(NI).Canor was then amalgamated with Southlake. The resulting company is owned 66 percent by NW Natural and 34 percent by NIPSCO Energy Services Canada Ltd., another indirect subsidiary of NI. The resulting gain is not subject to U.S. income tax. (See Item 1, Note 3, "Notes to Consolidated Financial Statements," above.) Canor had managed Southlake's assets since 1995 under a previous agreement.

               The following discussion summarizes operating expenses, other income (expense), interest charges - net, and income taxes.

          Operating Expenses
          ------------------

               Operations and Maintenance
               --------------------------

               Operations and maintenance expenses were $0.8 million, or 4 percent, higher in the first quarter of 1998 compared to the same period in 1997. NW Natural's expenses were $0.6 million higher in the first quarter of 1998, primarily due to increased market development and customer service expense ($1.0 million) which was offset in part by lower accruals for uncollectible accounts ($0.2 million). Subsidiary operating expenses increased by $0.2 million primarily due to Canor's increased lease operating and seismic and other exploration costs.

               Taxes Other than Income Taxes
               -----------------------------

               Taxes other than income taxes increased $0.1 million, or 2 percent. Increases of $0.1 million in both property tax and franchise tax expense in the first quarter of 1998 were offset by a $0.1 million decrease in local business taxes compared to 1997.

               Depreciation, Depletion and Amortization
               ----------------------------------------

               Depreciation expense increased $1.7 million, or 17 percent, compared to the first quarter of 1997. NW Natural's depreciation expense increased $1.4 million primarily due to the placement into service in November 1997 of the new Customer Information System (CIS) ($0.6 million), Mobile Data Terminals ($0.1 million) and additional utility plant ($0.6 million). Canor's depreciation expense increased $0.3 million in the first quarter of 1998 compared to 1997, primarily due to the recording of dry hole and abandonment expense of $0.1 million as of March 31, 1998 and an increase of $0.1 million in other depreciation expense compared to the first quarter of 1997.

         Other Income (Expense)
         ----------------------

               Other income was $3.7 million higher in the first quarter of 1998 compared with the same period in 1997. NW Natural recorded as other income a $3.5 million gain, equivalent to 15 cents a share, from the amalgamation of Canor with Southlake. The resulting gain is not subject to U.S. income tax. (See
Item 1, Notes 3 and 4, "Notes to Consolidated Financial Statements," and "Subsidiary Operations," above.)

         Interest Charges - net
         ----------------------

               The Company's net interest expense increased $1.7 million, or 25 percent, in the first quarter of 1998 compared to the same period in 1997, due in part to a net increase of $84.4 million in long-term debt outstanding at March 31, 1998 compared to one year ago. In addition, average commercial paper balances were higher than in the first quarter of 1997 primarily due to increased purchased gas costs and construction expenditures.

         Income Taxes
         ------------

               The effective corporate income tax rates for the three months ended March 31, 1998 and 1997 were 31 percent and 38 percent, respectively. The lower 1998 rate was due in part to the non-taxable $3.5 million gain from Canor's amalgamation with Southlake (see "Other Income (Expense)," above), and in part to permanent tax savings resulting from a change in book depreciation rates and increased tax credits.

Financial Condition
-------------------

         Capital Structure
         -----------------

               NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. NW Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of revenue derived from gas usage by NW Natural's residential and commercial customers influences the Company's financing requirements from one quarter to the next. Short-term liquidity requirements are satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K).

               The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K). In March 1998, NW Natural issued and sold $22 million of its Medium-Term Notes, Series B. In April 1998, NW Natural issued and sold through a negotiated public offering, 1,725,000 shares of its common stock. (See Part II, Item 5, "Other Information," below.)

         Cash Flows
         ----------

               Operating Activities
               --------------------

               Cash provided by operating activities was $12.1 million, or 39 percent, higher in the first quarter of 1998 compared to the same period in 1997. The increase was largely due to a $9.3 million decrease in accounts payable and a $5.6 million increase in deferred gas costs receivable during the first quarter of 1998 compared to a $27.3 million decrease and a $16.6 million increase, respectively, in the same period of 1997. Cash flow during the first quarter of 1998 was reduced by an $8.9 million increase in accounts receivable compared to a $1.6 million decrease in the first quarter of 1997. A non-cash gain of $3.5 million was recognized in the first quarter of 1998 from Canor's amalgamation with Southlake (see "Subsidiary Operations," above).

               The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 13, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K).

               Investing Activities
               --------------------

               Cash requirements for utility construction in the first quarter of 1998 totaled $20.3 million, up $1.8 million, or 10 percent, from the first quarter of 1997. The increase resulted largely from the development of additional underground storage facilities ($3.7 million), offset by a reduction in construction expenditures relating to the completion of the CIS ($1.2 million) and several other special projects ($0.7 million).

               NW Natural's construction expenditures are estimated at $90 million for 1998. Over the five year period 1998 through 2002, these expenditures are estimated at between $500 million and $550 million. The projected level of capital expenditures during the next five years reflects forecasted customer growth, a major system reinforcement project and the development of additional underground storage facilities. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

               In the first quarter of 1998, non-utility expenditures totaled $3.3 million. Canor invested $2.4 million in Canadian exploration and production properties. NW Natural's non-utility expenditures totaling $0.9 million included expenditures relating to a contract for the construction of a new headquarters building for the Port of Portland on land currently owned by NW Natural ($0.6 million), and additions to existing facilities ($0.3 million). During the first quarter of 1998, NW Natural converted $11.8 million of intercompany loans to Canor to equity.

               Financing Activities
               --------------------

               In the first quarter of 1998, a portion of the proceeds from the issuance of the $22 million of Medium-Term Notes was used to reduce short-term debt ($12.5 million) and long-term debt ($2.0 million). These notes were sold primarily for the purpose of refunding the $18 million balance at March 31, 1998, of the 9-1/8% Series of First Mortgage Bonds which NW Natural redeemed as of April 1, 1998.

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

               Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of March 31, 1998 or March 31, 1997.

         Commercial Paper
         ----------------

               The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper, which is supported by the bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K).

         Ratios of Earnings to Fixed Charges
         -----------------------------------

               For the 12 months ended March 31, 1998 and December 31, 1997, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.70 and 2.99, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                           PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

         Medium-Term Note Program
         ------------------------

               Pursuant to its Medium-Term Note Program, in March 1998, NW Natural issued and sold $22 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 6.60 percent. These notes mature in 2018; they have no call or put options.

         Capital Stock
         -------------

               In April 1998, NW Natural issued and sold through a negotiated public offering 1,725,000 shares of its common stock at a net price to NW Natural of $25.9275 per share. The Company used the net proceeds of $44.7 million from the offering primarily to repay short-term debt incurred to fund NW Natural's utility construction program. The projected dilution of earnings per share from this sale is estimated at 4 percent, based on a pro forma comparison of a full year with the new shares outstanding with actual results for 1997.

         Construction Line of Credit
         ---------------------------

               In April 1998, NW Natural entered into an additional $18 million line of credit with a commercial bank for the purpose of constructing the new headquarters building for the Port of Portland (see Part I, Item 2, "Investing Activities," above). This line of credit is available through November 30, 1999.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 11 - Statement re: Computation of Per Share Earnings.

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

               On February 27, 1998, the Company filed a Current Report on Form 8-K regarding the estimated impact on first quarter 1998 earnings of the warm weather caused by El Nino climate conditions, and the declaration of dividends payable on May 15, 1998.

SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTHWEST NATURAL GAS COMPANY
                                          (Registrant)

Dated:  May 14, 1998                      /s/ D. James Wilson
                                          -----------------------
                                          D. James Wilson
                                          Principal Accounting Officer,
                                          Controller and Treasurer

                          NORTHWEST NATURAL GAS COMPANY
                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                 March 31, 1998

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