Form 10-Q
period 1998-06-30
NORTHWEST NATURAL GAS CO
filed 1998-08-14
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                                  ------------------------

                                       OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________         to  ________________

Commission file number    0-994
                         -------

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
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At August 10, 1998, 24,740,454 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.


                          NORTHWEST NATURAL GAS COMPANY

                                  June 30, 1998

                         Summary of Information Reported



The registrant submits herewith the following information:


                          PART I. FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
                                                                      ------
Item 1.   Financial Statements

          (1)  Consolidated Statements of Income for the three and       3
               six month periods ended June 30, 1998 and 1997, and Consolidated Statements of Earnings Invested in the Business for the six-month periods ended June 30, 1998 and 1997.

          (2)  Consolidated Balance Sheets at June 30, 1998              4
               and 1997 and December 31, 1997.

          (3)  Consolidated Statements of Cash Flows for the             5
               six-month periods ended June 30, 1998 and 1997.

          (4)  Consolidated Statements of Capitalization at              6
               June 30, 1998 and 1997 and December 31, 1997.

          (5   Notes to Consolidated Financial Statements                7

Item 2.        Management's Discussion and Analysis of                   9
               Results of Operations and Financial Condition

Item 3.        Quantitative and Qualitative Disclosures About           19
               Market Risk



                           PART II. OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders    19

    Item 5.      Other Information                                      20

    Item 6.      Exhibits and Reports on Form 8-K                       21

                 Signature                                              21



                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                          1998      1997      1998      1997
                                          ----      ----      ----      ----
Operating Revenues:
     Gross operating revenues           $83,654   $65,688   $219,351  $199,925
     Cost of sales                       33,651    22,389     91,041    72,820
                                        -------   -------   --------  --------
          Net operating revenues         50,003    43,299    128,310   127,105
                                        -------   -------   --------  --------
Operating Expenses:
     Operations and maintenance          19,882    19,690     40,141    39,132
     Taxes other than income taxes        4,986     4,631     12,011    11,510
     Depreciation, depletion and
      amortization                       12,696    10,680     24,641    20,922
                                        -------   -------   --------  --------
          Total operating expenses       37,564    35,001     76,793    71,564
                                        -------   -------   --------  --------

Income from Operations                   12,439     8,298     51,517    55,541

Other Income                              1,610     1,920      4,687     1,501

Interest Charges - net                    7,559     6,723     15,968    13,445
                                        -------   -------   --------  --------
Income Before Income Taxes                6,490     3,495     40,236    43,597

Income Taxes                              2,397     1,135     12,957    16,484
                                        -------   -------   --------  --------
Net Income                                4,093     2,360     27,279    27,113

Redeemable preferred and preference stock
 dividend requirements                      648       666      1,301     1,339
                                        -------   -------   --------  --------
Earnings Applicable to Common Stock     $ 3,445   $ 1,694   $ 25,978  $ 25,774
                                        =======   =======   ========  ========

Average Common Shares Outstanding        24,444    22,661     23,673    22,625
Earnings per share of common stock:
     Basic                                $0.14     $0.07      $1.10     $1.14

     Diluted                              $0.14     $0.07      $1.08     $1.12

Dividends Per Share of Common Stock      $0.305     $0.30      $0.61     $0.60

                 See Notes to Consolidated Financial Statements.

===============================================================================
          Consolidated Statements of Earnings Invested in the Business
                      (Thousands, Six-Months Ended June 30)
                                   (Unaudited)

                                            1998                 1997
                                         --------------------------------------
Earnings invested  in the business:
Balance at Beginning of Period           $113,098             $100,026
Net Income                                 27,279   $27,279     27,113  $27,113
Dividends declared or paid:
   Redeemable preferred and preference
    stock                                  (1,312)              (1,353)
   Common stock                           (14,504)             (13,560)
Common stock expense                       (1,697)                   -
                                         --------             --------
Balance at End of Period                 $122,864             $112,226
                                         ========             ========

Accumulated other comprehensive income:
Balance at Beginning of Period          $  (2,235)           $  (1,650)
  Other comprehensive income-
       Foreign currency translation
        adjustment                             48       48        (169)    (169)
                                         --------  -------    --------  -------
Comprehensive income                              $ 27,327              $26,944
                                                  ========              =======
Balance at End of Period              $   (2,187)            $  (1,819)
                                      ==========             =========

                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                    (Unaudited)      (Unaudited)
                                      June 30,          June 30,      Dec. 31,
                                       1998              1997           1997
                                     ----------      ----------      ---------
Assets:
Plant and Property:
     Utility plant                   $1,201,817      $1,094,450      $1,164,499
     Less accumulated depreciation      385,970         351,499         366,607
                                     ----------      ----------      ----------
          Utility plant - net           815,847         742,951         797,892

     Non-utility property                83,534          48,573          52,422
     Less accumulated depreciation
      and depletion                      25,740          20,690          22,843
                                     ----------      ----------      ----------
          Non-utility property - net     57,794          27,883          29,579
                                     ----------      ----------      ----------

          Total plant and property      873,641         770,834         827,471
                                     ----------      ----------      ----------

Investments and Other:
     Investments                         32,803          34,008          34,148
     Long-term notes receivable             772           1,184             978
                                     ----------      ----------      ----------
          Total investments and other    33,575          35,192          35,126

Current Assets:
     Cash and cash equivalents           13,481           7,429           6,731
     Accounts receivable - net           29,321          21,305          39,420
     Accrued unbilled revenue             6,070           5,248          23,911
     Inventories of gas, materials
      and supplies                       15,262          13,487          17,385
     Prepayments and other current
      assets                              8,447           7,492          17,226
                                     ----------      ----------      ----------
          Total current assets           72,581          54,961         104,673

Regulatory Tax Assets                    56,860          59,640          56,860

Deferred Gas Costs Receivable            30,912          12,844          28,628

Deferred Debits and Other                63,030          53,605          58,859
                                     ----------     -----------      ----------
          Total Assets               $1,130,599     $   987,076      $1,111,617
                                     ==========     ===========      ==========

Capitalization and Liabilities:
Capitalization:
     Common stock                   $   305,220     $   251,697     $   255,402
     Earnings invested in the
      business                          122,864         112,226         113,098
     Accumulated other comprehensive
      income                             (2,187)         (1,819)         (2,235)
                                     ----------     -----------     -----------
          Total common stock equity     425,897         362,104         366,265

     Redeemable preference stock         25,000          25,000          25,000
     Redeemable preferred stock          11,499          12,429          12,429
     Long-term debt                     347,016         300,600         344,303
                                    -----------     -----------     -----------
          Total capitalization          809,412         700,133         747,997
                                    -----------     -----------     -----------

Minority Interest                        18,002               -               -
                                    -----------     -----------     -----------
Current Liabilities:
     Notes payable                       28,369          52,943          89,317
     Accounts payable                    48,012          43,608          58,775
     Long-term debt due within one year  25,000               -          16,000
     Taxes accrued                        4,637             785           4,656
     Interest accrued                     5,848           5,448           6,058
     Other current and accrued
      liabilities                        21,728          19,948          21,390
                                     ----------      ----------     -----------
          Total current liabilities     133,594         122,732         196,196

Deferred Investment Tax Credits          11,406          12,263          11,949

Deferred Income Taxes                   141,911         136,609         139,953

Regulatory Accounts and Other            16,274          15,339          15,522

Commitments and Contingencies                 -               -               -
                                     ----------     -----------     -----------
          Total Capitalization and
           Liabilities               $1,130,599     $   987,076      $1,111,617
                                     ==========     ===========      ==========

                 See Notes to Consolidated Financial Statements.



                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (3) Consolidated Statements of Cash Flows
                       (Thousands of Dollars) (Unaudited)



                                                              Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                                1998      1997

Operating Activities:
     Net income                                              $ 27,279  $ 27,113
     Adjustments to reconcile net income to cash provided
      by operations:
         Depreciation, depletion and amortization              24,641    20,922
         Gain on sale of assets                                (3,789)        -
         Deferred income taxes and investment tax credits       1,415    13,579
         Equity in losses of investments                          829       107
         Allowance for funds used during construction            (691)     (875)
         Deferred gas costs receivable                         (2,284)  (12,844)
         Regulatory accounts and other - net                   (3,419)   (2,685)
                                                             --------  --------
              Cash from operations before working capital
               changes                                         43,981    45,317

         Changes in operating assets and liabilities:
              Accounts receivable                              10,099    19,528
              Accrued unbilled revenue                         17,841    17,092
              Inventories of gas, materials and supplies        2,123       952
              Accounts payable                                (10,763)  (21,187)
              Accrued interest and taxes                         (229)   (2,359)
              Other current assets and liabilities              9,017    (6,388)
                                                             --------   --------
         Cash Provided By Operating Activities                 72,069     52,955
                                                             --------   --------

Investing Activities:
     Acquisition and construction of utility plant assets     (38,929)  (41,934)
     Investment in non-utility plant                           (9,400)   (3,675)
     Investments and other                                        822      (676)
                                                             --------  --------
         Cash Used In Investing Activities                    (47,507)  (46,285)
                                                             --------  --------

Financing Activities:
     Common stock issued                                       49,531     3,057
     Redeemable preferred stock retired                          (930)   (1,320)
     Long-term debt issued                                     32,000    30,000
     Long-term debt retired                                   (20,000)  (27,000)
     Change in short-term debt                                (60,948)    2,885
     Cash dividend payments:
         Redeemable preferred and preference stock             (1,312)   (1,353)
         Common stock                                         (14,504)  (13,560)
     Foreign currency translation and capital stock expense    (1,649)     (169)
                                                             --------  --------
         Cash Used For Financing Activities                   (17,812)   (7,460)
                                                             --------   -------

Increase (Decrease) In Cash and Cash Equivalents                6,750      (790)

Cash and Cash Equivalents - Beginning of Period                 6,731     8,219
                                                            ---------  --------
Cash and Cash Equivalents - End of Period                   $  13,481  $  7,429
                                                            =========  ========

===============================================================================
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
         Interest                                            $16,515    $13,733
         Income Taxes                                        $ 7,650    $ 7,034

===============================================================================
Supplemental Disclosure of Noncash Financing Activities
     Conversion to common stock:
         7-1/4 percent Series of Convertible Debentures       $287         $238

===============================================================================

                 See Notes to Consolidated Financial Statements.



                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)


                                                   (Unaudited)    (Unaudited)
                                                 June 30, 1998   June 30, 1997   Dec. 31, 1997
-------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share    $ 78,319         $ 71,886         $ 72,404
     Premium on common stock                       226,901          179,811          182,998
     Earnings invested in the business             122,864          112,226          113,098
     Accumulated other comprehensive income         (2,187)          (1,819)          (2,235)
                                                  --------         --------         --------
          Total common stock equity               $425,897   53%   $362,104  52%    $366,265   49%
                                                  --------  ----   -------- ----    --------  ----
REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value $100 per share      25,000           25,000           25,000
                                                  --------         --------         --------
          Total redeemable preference stock         25,000    3%     25,000   3%      25,000    3%
                                                  --------  ----   -------- ----    --------  ----

REDEEMABLE PREFERRED STOCK, stated value $100
 per share:
     $4.75  Series                                     249              429              429
     $7.125 Series                                  11,250           12,000           12,000
                                                  --------         --------         --------
          Total redeemable preferred stock          11,499    1%     12,429   2%      12,429    2%
                                                  --------  ----   -------- ----    --------  ----
LONG-TERM DEBT:
     First Mortgage Bonds
     --------------------
          9-3/4% Series due 2015                    50,000           50,000           50,000
          9-1/8% Series due 2019                         -           20,000           20,000
     Medium-Term Notes
     -----------------
     First Mortgage Bonds:
          7.69% Series A due 1999                   10,000           10,000           10,000
          5.96% Series B due 2000                    5,000            5,000            5,000
          5.98% Series B due 2000                    5,000            5,000            5,000
          8.05% Series A due 2002                   10,000           10,000           10,000
          6.40% Series B due 2003                   20,000           20,000           20,000
          6.34% Series B due 2005                    5,000            5,000            5,000
          6.38% Series B due 2005                    5,000            5,000            5,000
          6.45% Series B due 2005                    5,000            5,000            5,000
          6.80% Series B due 2007                   10,000           10,000           10,000
          6.50% Series B due 2008                    5,000            5,000            5,000
          8.26% Series B due 2014                   10,000           10,000           10,000
          7.00% Series B due 2017                   40,000                -           40,000
          6.60% Series B due 2018                   22,000                -                -
          8.31% Series B due 2019                   10,000           10,000           10,000
          9.05% Series A due 2021                   10,000           10,000           10,000
          7.25% Series B due 2023                   20,000           20,000           20,000
          7.50% Series B due 2023                    4,000            4,000            4,000
          7.52% Series B due 2023                   11,000           11,000           11,000
          6.52% Series B due 2025                   10,000           10,000           10,000
          7.05% Series B due 2026                   20,000           20,000           20,000
          7.00% Series B due 2027                   20,000           20,000           20,000
          6.65% Series B due 2027                   20,000                -           20,000
          6.65% Series B due 2028                   10,000                -                -
Unsecured:
          8.93% Series A due 1998                    5,000            5,000            5,000
          8.95% Series A due 1998                   10,000           10,000           10,000
          8.47% Series A due 2001                   10,000           10,000           10,000
Convertible Debentures
----------------------
       7-1/4% Series due 2012                       10,016           10,600           10,303
                                                  --------         --------         --------
                                                   372,016          300,600          360,303

Less long-term debt due within one year             25,000                -           16,000
                                                  --------         --------         --------
     Total long-term debt                          347,016   43%    300,600   43%    344,303  46%
                                                  --------  ----   --------  ----   -------- ----

     TOTAL CAPITALIZATION                         $809,412  100%   $700,133  100%   $747,997 100%
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

2.        Recently Issued Accounting Standards

          In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of elements of comprehensive income including foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments.

          In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company principally operates in a single line of business consisting of the distribution of natural gas and therefore is not subject to disclosure of segment reporting.

          In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This standard is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of this standard may result in additional financial disclosures but the impact of SFAS No. 132 for both the three month and six month periods ended June 30, 1998 is immaterial.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities." This standard is effective for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period either in other comprehensive income or in current earnings, depending on whether the derivative is designated as part of a hedge transaction, and if it is so designated, what type of hedge transaction it is. Management anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

3.        Minority Interest

          The Company reported a minority interest of $18.0 million in the Consolidated Balance Sheet at June 30, 1998, resulting from a transaction involving its Canadian energy exploration and production subsidiary, Canor Energy, Ltd. (Canor). In March 1998, Canor acquired all of the capital stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (NI), in exchange for shares of common stock representing a 34 percent interest in Canor. After the acquisition, Southlake was amalgamated with Canor. The transaction resulted in a $3.5 million gain to the Company, equivalent to 15 cents a share, due to Canor's assets having represented a lower percentage of the total assets of the amalgamated corporation than the Company's resulting percentage interest in Canor's common stock. The minority interest in Canor is held by NIPSCO Energy Services Canada Ltd. (NESCL), also an indirect subsidiary of NI. For financial reporting purposes, the assets, liabilities and earnings of Canor are consolidated in the Company's financial statements, and NESCL's common stock interest has been recorded as "Minority Interest" in the Balance Sheet.

4.        Income Taxes

          No U.S. taxes were provided for a gain in the first quarter of 1998 from the combination of Canor and Southlake (see Note 3, "Minority Interest"), since it is the Company's intention to indefinitely reinvest Canor's earnings. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. Undistributed net earnings amounted to $1.9 million at June 30, 1998. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $0.2 million.

5.        Contingencies

          See Part II, Item 7., "Contingent Liabilities" and "Environmental Matters" in the 1997 Form 10-K.


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:
          Regulated utility:
               Northwest Natural Gas Company (NW Natural)
          Non-regulated subsidiary businesses:
               NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary
               Canor Energy, Ltd. (Canor), a majority-owned subsidiary

            Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 1997 Annual Report on Form 10-K (1997 Form 10-K)).

              The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 1998 and 1997.

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

Earnings and Dividends
----------------------

          The Company's earnings applicable to common stock were $3.4 million, or 14 cents a share, in the quarter ended June 30, 1998, up from $1.7 million, or 7 cents a share, in the second quarter of 1997.

          NW Natural earned 13 cents a share from utility operations in the second quarter of 1998, compared to 3 cents a share in the same period in 1997. Weather during the three months ended June 30, 1998 was 8 percent colder than average and 18 percent colder than the second quarter of 1997. The Company estimates that the weather-related increase in net operating revenues (margin) from sales to residential and commercial customers during the second quarter of 1998 was equivalent to about 1 cent a share of earnings compared to a similar period with average weather and 12 cents a share compared to the same period in 1997. These estimates are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends," in the 1997 Form 10-K). The model also estimates that customer growth in the residential and commercial segments since June 30, 1997 contributed $2.2 million of margin during the second quarter of 1998.

          The Company earned $26.0 million, or $1.10 a share, and $25.8 million, or $1.14 a share, for the six months ended June 30, 1998 and 1997, respectively. Year-to-date, NW Natural earned 97 cents a share from utility operations compared to $1.11 a share in the same period in 1997. Weather in the first half of 1998 was 4 percent warmer than in 1997, resulting in an estimated 15 cents a share decrease in margin from residential and commercial customers. Earnings from NW Natural's non-utility operations in the first quarter of 1998 included 15 cents a share due to a transaction involving Canor, the Company's Canadian gas and oil exploration and production subsidiary (see "Other Income (Expense)," below).

          NW Natural's subsidiaries earned 1 cent a share during the second quarter of 1998, compared to 4 cents in the second quarter of 1997. Year-to-date subsidiary results were a loss of 2 cents a share in the first half of 1998 compared to earnings of 3 cents in 1997. See "Subsidiary Operations," below.

          Dividends paid on common stock were 30.5 cents and 30 cents a share, respectively, for the three-month periods ended June 30, 1998 and 1997. In July 1998, the Company's Board of Directors declared a quarterly dividend of
30.5 cents a share on its common stock, payable August 14, 1998, to shareholders of record on July 31, 1998. The current indicated annual dividend rate is $1.22 a share.

Results of Operations
---------------------

          Comparison of Gas Operations
          ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues:

                                         Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                           ---------------    -----------------
                                             1998    1997      1998       1997
                                           -------  ------    ------    -------
Gas Sales and Transportation Volumes
- Therms (000's):
     Residential and commercial sales      112,925  100,927   340,131   340,632
     Unbilled volumes                      (12,807) (14,665)  (39,302)  (35,678)
                                           -------  -------   -------   -------

          Weather-sensitive volumes        100,118   86,262   300,829   304,954
     Industrial firm sales                  21,564   19,563    47,553    44,224
     Industrial interruptible sales         12,534   12,039    26,965    27,438
                                           -------  -------   -------   -------
          Total gas sales                  134,216  117,864   375,347   376,616
     Transportation deliveries             111,898  103,408   234,046   213,878
                                           -------  -------   -------   -------
     Total volumes sold and delivered      246,114  221,272   609,393   590,494
                                           =======  =======   =======   =======

Utility Operating Revenues - Dollars (000's):
     Residential and commercial revenues   $68,899  $53,880  $194,310  $175,264
     Unbilled revenues                      (6,328)  (7,118)  (18,871)  (17,796)
                                           -------  -------  --------   -------
          Weather-sensitive revenues        62,571   46,762   175,439   157,468
     Industrial firm sales revenues          8,529    6,328    18,177    14,203
     Industrial interruptible sales revenues 3,532    2,977     8,047     7,023
                                           -------  -------  --------   -------
          Total gas sales revenues          74,632   56,067   201,663   178,694
     Transportation revenues                 4,805    5,213    10,136    11,163
     Other revenues                            733    1,960     2,003     5,128
                                           -------  -------  --------   -------
     Total utility operating revenues      $80,170  $63,240  $213,802  $194,985
                                           =======  =======  ========  ========

Cost of gas sold - Dollars (000's)         $33,616  $22,371  $ 90,954  $ 72,720
                                           =======  =======  ========  ========

Total number of customers (end of period)  464,784  441,126   464,784   441,126
                                           =======  =======   =======   =======

Actual degree days                             715      608     2,412     2,516
                                           =======  =======   =======   =======

20-year average degree days                    663      671     2,517     2,532
                                           =======  =======   =======   =======

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 8 percent colder than average in the second quarter of 1998 and 18 percent colder than in the second quarter of 1997. For the first six months of 1998, weather was 4 percent warmer than average and 4 percent warmer than 1997.

          NW Natural continues to experience rapid customer growth, with 23,658 customers added since June 30, 1997 for a growth rate of 5.4 percent. In the three years ended December 31, 1997, more than 66,000 customers were added to the system, representing an average annual growth rate of 5.4 percent.

          For the year-to-date through June 30, 1998, NW Natural installed 11,510 meters to serve new residential and commercial customers, about
7 percent fewer than for the same period in 1997 when it added a record number of new customers. The 7,754 meters installed in the new construction market were 5 percent behind the pace of additions in 1997, while the 3,756 meters installed in the conversion market were 10 percent behind.

          Volumes of gas delivered to residential and commercial customers increased 13.9 million therms, or 16 percent, in the second quarter of 1998 compared to the second quarter of 1997. Operating revenues from these customers were up $15.8 million, or 34 percent, due to a combination of colder weather, customer growth and rate increases. Effective January 1 and April 1, 1998, the OPUC approved rate increases averaging 11.4 percent and 6.1 percent, respectively, for NW Natural's customers in Oregon. These rate increases and a similar increase in Washington effective December 1, 1997, were for the recovery of higher gas costs and the amortization of balances in regulatory accounts and did not affect margin (see Part II, Item 7., "Results of Operations Regulatory Matters," in the 1997 Form 10-K). Margin from residential and commercial customers in the second quarter increased $6.4 million, or 16 percent, due to the combination of colder weather and customer growth.

          Volumes of gas delivered to residential and commercial customers were 1 percent lower in the first six months of 1998 than in the first six months of 1997. Operating revenues from these customers were 11 percent higher, however, due to customer growth and the rate increases cited above. The related margin decreased by 1 percent. The impact on margin in this period of higher sales volumes relating to customer growth was partially offset by the impact of warmer weather.

          Industrial Sales, Transportation and Other Revenues
          ---------------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible and transportation customers were 11.0 million therms, or 8 percent, higher in the second quarter of 1998 than in the same period of 1997. Transportation volumes increased 8.5 million therms while gas sales to industrial firm and interruptible customers increased 2.5 million therms. Gross revenues from these customers were $2.3 million, or 16 percent, higher in the second quarter of 1998. However, margin from these customers of $11.3 million in the second quarter of 1998 was down 4 percent from $11.9 million in the second quarter of 1997, due to transfers of some of these customers from higher margin schedules either to lower margin schedules or to special contract rates.

          For the current six-month period, total volumes delivered to industrial customers increased 23 million therms, or 8 percent, compared to the same period in 1997. Margin from these customers was 4 percent lower than in the first six months of 1997, again due to transfers of customers to lower margin rate schedules.

          Other revenues, which relate primarily to deferrals to or amortizations from regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K), decreased $1.2 million, or 63 percent, during the second quarter of 1998 compared to the second quarter of 1997. Year-to-date other revenues decreased $3.1 million, or 61 percent, as compared to the first six months of 1997. The principal factors were a decrease in amortization of property tax savings ($1.4 million) and deferrals of revenue reductions required under the settlement approved by the OPUC as part of the January 1, 1998 rate change ($1.3 million).

          Cost of Gas
          -----------

          The cost per therm of gas sold was 32 percent higher in the second quarter of 1998, compared to the second quarter of 1997, and increased 25 percent year to date. The cost per therm of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization, regulatory deferrals, and company use. NW Natural made off-system sales of $1.3 million and $0.6 million for the first six months of 1998 and 1997, respectively. Under an agreement with the OPUC, net proceeds from these sales are treated as a reduction of gas costs.

          The average cost per therm of gas purchased was 19 percent higher in the second quarter of 1998 and 4 percent higher year-to-date than in the same periods last year, in both cases due to higher prevailing prices in the natural gas commodity market.

          Under NW Natural's Purchased Gas Adjustment (PGA) tariff in
Oregon, its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. In 1997, NW Natural absorbed 20 percent of the higher cost of gas purchased, as compared to projections, under this tariff. The remaining 80 percent of such higher gas costs was recorded as deferred debits (regulatory assets). Effective January 1, 1998, the incentive formula for deferred gas costs was modified so that NW Natural now absorbs 33 percent of the difference between actual and projected gas costs and the remaining 67 percent is deferred for recovery or refund to customers in future rates.

          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for the Company's consolidated subsidiaries:

                                       Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                        ---------------       ---------------
                                         1998      1997        1998      1997
                                         ----      ----        ----      ----
Consolidated Subsidiaries (Thousands):

Net Operating Revenues                  $3,449    $2,429      $5,461    $4,840

Operating Expenses                       3,675     2,109       6,035     3,987
                                        --------------------------------------

Income (Loss) from Operations             (226)      320        (574)      853

Income (Loss) from Financial Investments   450     1,121        (829)     (107)

Other Income and Interest Charges           92        86         373       125

Minority Interest                           81         -          81         -
                                        ---------------------------------------
Income (Loss) Before Income Taxes          397     1,527        (949)      871

Income Tax Expense (Benefit)               230       490        (396)      253
                                        ---------------------------------------
Net Income (Loss)                       $  167    $1,037     $  (553)  $   618
                                        =======================================

          Results of operations for the subsidiaries for the second quarter of 1998 were net income of $0.2 million, equivalent to 1 cent a share, down from net income of $1.0 million, or 4 cents a share, in the second quarter of 1997.

          The portion of Canor's results applicable to the Company was a loss of $0.2 million, compared to earnings of $0.2 million in last year's second quarter. Canor's results were lower due to declines in prices for production from its oil properties and lower production volumes from its natural gas properties.

          Financial Corporation earned $0.3 million in the second quarter, down from $0.8 million in the second quarter of 1997. Financial Corporation's results were lower due to weaker operating results from its investments in solar, hydropower and windpower electric generation projects in California.

          For the six months ended June 30, 1998, the subsidiaries' net results were a loss of $0.6 million, compared to net income of $0.6 million in the first six months of 1997. These results are equivalent to a loss of 2 cents a share in 1998 compared to earnings of 3 cents a share in 1997. The portion of Canor's results applicable to the Company decreased from net income of $0.4 million in the first six months of 1997 to a loss of $0.2 million in the first six months of 1998. Financial Corporation lost $0.4 million, compared to net income of $0.2 million in the first six months of 1997.

          The same factors that reduced Canor's and Financial Corporation's earnings in the first six months of 1998 are expected to continue to depress their operating results during the second half of 1998.

          In March 1998, Canor acquired the stock of Southlake Energy,
Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (NI), in exchange for shares of Canor's common stock. Canor was then amalgamated with Southlake. The resulting company is owned 66 percent by NW Natural and 34 percent by NIPSCO Energy Services Canada Ltd., another indirect subsidiary of NI. For financial reporting purposes, Canor's operating revenues and expenses are included in full in the Company's Statements of Income. The 34 percent portion of Canor's results applicable to the minority interest is included in other income (expense), as a reduction in the case of earnings or as an increase in the case of losses.

          The Company's equity investments in its subsidiaries at June 30, 1998, were $34.9 million for Canor and $16.9 million for Financial Corporation, up from $20.0 million for Canor and $16.0 for Financial Corporation at June 30, 1997. The $14.9 million increase in the Company's equity investment in Canor includes $11.8 million converted to equity from intercompany debt in the first quarter of 1998.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $1.0 million, or 3 percent, higher in the first six months of 1998 than in the same period in 1997.
NW Natural's utility operations and maintenance expenses decreased $0.2 million primarily due to lower accruals for employee bonuses and uncollectible accounts, offset by increased market development costs. Subsidiary operations and maintenance expenses increased by $1.2 million, reflecting the combined expenses for Canor subsequent to the Canor/Southlake amalgamation.

          Taxes Other than Income Taxes
          -----------------------------

          Taxes other than income for the six months ended June 30, 1998 increased $0.5 million, or 4 percent. Increases in property taxes ($0.2 million) and franchise taxes ($0.5 million) were offset in part by decreases in local business taxes ($0.1 million) and regulatory commission and other governmental fees ($0.1 million).

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense increased $3.7 million, or 18 percent, compared to the first six months of 1997. NW Natural's utility depreciation expense increased $2.8 million primarily due to the placement into service in November 1997 of its new Customer Information System (CIS) ($1.2 million), Mobile Data Terminals ($0.3 million) and additional utility plant ($1.0 million). Canor's depreciation expense increased $0.9 million primarily due to the increase in total assets after the Canor/Southlake amalgamation.

          Other Income (Expense)
          ----------------------

          Other income was $3.2 million higher in the first six months of 1998 than in the same period in 1997. In the first quarter of 1998, NW Natural recorded as other income a $3.5 million gain, equivalent to 15 cents a share, from the amalgamation of Canor with Southlake. The resulting gain was not subject to U.S. income tax. (See Item 1, Notes 3 and 4, "Notes to Consolidated Financial Statements," and "Subsidiary Operations," above).

          Other income now includes interest income on deferred regulatory accounts; other income for the comparable periods in 1997 has been reclassified to conform to this presentation. Prior to January 1, 1998, interest earned on deferred regulatory accounts was included in miscellaneous operating income or was treated as a reduction in the cost of gas. Interest income on deferred regulatory accounts increased $1.0 million in the first six months of 1998 as compared to the same period in 1997. This increase was offset by a decrease in the allowance for funds used during construction ($0.2 million), an increased loss from Financial Corporation's investments ($0.7 million) and a decrease in net merchandise revenues ($0.5 million).

     Interest Charges - net
     ----------------------

          Interest expense charges - net increased $2.5 million, or 19 percent, in the first six months of 1998 compared to the same period in 1997. The increase was due in part to a net increase of $71.4 million in long-term debt outstanding at June 30, 1998 compared to one year ago. In addition, average commercial paper balances were higher than in the first six months of 1997 primarily due to increased costs of gas purchased.

     Income Taxes
     ------------

          The effective corporate income tax rates for the six months ended June 30, 1998 and 1997, were 32.2 percent and 37.8 percent, respectively.
The lower 1998 rate was due primarily to the non-taxable gain from Canor's amalgamation with Southlake (see Item 1, Notes 3 and 4, "Notes to Consolidated Financial Statements," and "Other Income (Expense)," above), and in part to permanent tax savings resulting from a change in book depreciation rates and increased tax credits.

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

          The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt.
When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K). In March and June 1998, NW Natural issued and sold $22 million and $10 million, respectively, of its Medium-Term Notes, Series B. In April 1998, NW Natural issued and sold, through a negotiated public offering, 1,725,000 shares of its common stock. (See Part II, Item 5, "Other Information," below).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Cash provided by operating activities increased $19.1 million, or 36 percent, in the first six months of 1998 compared to the same period in 1997. The increase was primarily due to a $10.6 million reduction in the amount of deferred gas costs receivable between the two years; a $10.4 million smaller reduction in accounts payable during the current six-month period; and a $9.0 million increase in other current assets and liabilities during the current six-month period compared to a $6.4 million reduction during last year's equivalent period; partially offset by a $12.2 million reduction in deferred income taxes and investment tax credits between the two years and a $9.4 million smaller increase in accounts receivable in the current six-month period.

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 13, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first six months of 1998 totaled $38.9 million, down $3.0 million, or 7 percent, from the first six months of 1997. The decrease resulted largely from a reduction of construction expenditures relating to the completion of the CIS ($2.7 million) and several other special projects ($1.9 million), lower equipment and structure expenditures ($1.7 million) and lower construction overhead ($0.8 million), offset in part by outlays for additional underground gas storage ($5.4 million).

          NW Natural's construction expenditures are estimated to total
$90 million for 1998. Over the five-year period 1998 through 2002, these expenditures are projected to total between $500 million and $550 million. The projected level of capital expenditures during the next five years reflects forecasted customer growth, the development of additional underground storage facilities and a major system reinforcement project. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          In the first six months of 1998, non-utility capital expenditures totaled $9.4 million. Canor invested $7.1 million in Canadian exploration and production properties. NW Natural's non-utility expenditures totaling $2.3 million included expenditures relating to a contract for the construction of a new headquarters building for the Port of Portland on land currently owned by NW Natural ($2.0 million) and additions to existing facilities ($0.3 million). During the first quarter of 1998, NW Natural converted $11.8 million of intercompany loans to Canor to equity.

          Financing Activities
          --------------------

          Cash used for financing activities in the first six months of 1998 totaled $17.8 million, an increase of $10.4 million from the first six months of 1997. Proceeds from the sales of $22 million and $10 million of Medium-Term Notes, Series B, in March and June 1998, respectively, and $44.7 million from the negotiated public offering and sale of 1,725,000 shares of NW Natural's common stock in April 1998, were used to reduce short-term debt ($60.9 million) and long-term debt ($20 million).

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

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of June 30, 1998 or June 30, 1997.

          In April 1998, NW Natural entered into an additional $18 million line of credit with a commercial bank for the purpose of constructing the new headquarters building for the Port of Portland (see "Investing Activities," above). This line of credit is available through November 30, 1999. The outstanding balance as of June 30, 1998 was $2.0 million.

          Canor has a $30 million (Canadian) revolving credit facility available for its normal business operations through a Canadian commercial bank. The amount of the facility declines by $1.2 million per quarter, subject to a re-setting annually based upon an analysis of gas and oil reserves as of March 31 of each year.

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

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 12 months ended June 30, 1998 and December 31, 1997, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.79 and 2.99, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

          The Company has identified and is in the process of correcting the information technology (IT) and non-IT systems within its control that could be affected by the Year 2000 issue. See Part II, Item 7., "Contingent Liabilities," in the 1997 Form 10-K. It completed an assessment of these issues in July 1997, in which its consultant estimated that the cost of renovating its remaining applications that were not yet Year 2000-ready would be about $4.0 million.

          The Company's objective in its Year 2000 program is to reduce the risk of business disruption or serious financial loss due to IT and non-IT systems failures relating to the Year 2000 issue. In November 1997, NW Natural replaced its largest operating system, its customer information system, incorporating billing, customer order, credit and other programs, with a system intended to be fully Year 2000-ready. The program for its remaining systems, which commenced in October 1997, includes maintaining and managing the inventory of its date-sensitive IT and non-IT systems; researching and managing the degree of Year 2000 readiness of IT and non-IT systems of the suppliers and vendors with whom it has material relationships; identifying and assessing the cost of renovating or replacing non-IT systems within its control that could be affected by the Year 2000 issue; assigning risk ratings to its IT and non-IT systems in order to prioritize renovation and replacement efforts; and developing contingency plans for high-risk systems or vendor products where products are known to be non-compliant or readiness levels cannot be independently verified.

          At June 30, 1998, NW Natural had a Year 2000 project office with more than 25 technical specialists experienced in the Year 2000 issue, sponsored by two senior executives. The project office has achieved various stages of correction for impacted IT systems and non-IT equipment and, overall, NW Natural has maintained and expects to continue its planned schedule for correction. NW Natural plans to complete renovations of the 80 percent of its internal applications with the highest risk ratings by June 30, 1999, and to evaluate and develop appropriate contingency plans to address risks of failure in the remaining 20 percent of its systems with the lowest risk ratings by the end of 1999. The Company has not quantified its worst-case exposure from the Year 2000 issue, but the project office intends to make such estimates while prioritizing the highest-risk systems for correction.

          NW Natural's costs in 1997 for Year 2000 assessment, planning and renovation were $0.4 million. Its costs in 1998 through June 30 for renovation, vendor management and other Year 2000 activities were $1.3 million. These amounts do not include the costs incurred in replacing its customer information system or costs for other IT systems that are being replaced rather than renovated.

          Despite the Company's efforts, there can be no assurance that all material Year 2000 risks relating to systems within its control will have been adequately identified and corrected before the end of 1999. In addition, while the Company is in the process of researching the Year 2000 readiness of its suppliers and vendors, the Company can make no assurances regarding the Year 2000 compliance status of systems or parties outside its control, and currently cannot assess the effect on it of any non-compliance by such systems or parties. However, as a result of its Year 2000 program and the replacement of the customer information system, the Company does not believe that, in the aggregate, Year 2000 issues will be material to its business, operations or financial condition.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Currently not applicable.



                           PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NW Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 28, 1998. At the meeting, four director-nominees were elected to three-year terms, as follows:

                              Term        Share Votes         Share Votes
   Director-nominee         Expiring          For              Withheld
-------------------------------------------------------------------------

   Tod R. Hamachek            2001         20,127,732          298,449

   Wayne D. Kuni              2001         20,125,057          301,124

   Melody C. Teppola          2001         20,131,312          294,869

   Russell F. Tromley         2001         20,139,058          287,123

          There were no broker non-votes with respect to the election of the director-nominees.

          The other eight directors whose terms of office as directors continued after the annual meeting are: Mary Arnstad, Thomas E. Dewey, Jr., Richard B. Keller, Randall C. Pape, Richard G. Reiten, Robert L. Ridgley, Dwight A. Sangrey and Benjamin R. Whiteley.

          The shareholders also elected Price Waterhouse LLP (now
PricewaterhouseCoopers LLP), certified public accountants, as NW Natural's auditors for the year 1998 by the following vote: 20,220,678 shares for; 65,178 against; and 140,325 abstained. There were no broker non-votes on this item.

Item 5.  OTHER INFORMATION

1999 Annual Meeting of Shareholders
-----------------------------------

          Rule 14a-4(c) of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on a matter coming before an annual meeting of shareholders which is not included in the Company's proxy statement, if the Company does not have notice of the matter at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of shareholders. In addition, discretionary voting authority may generally also be used if the Company receives timely notice of such matter (as described in the preceding sentence) and if, in the proxy statement, the Company describes the nature of such matter and how the Company intends to exercise its discretion to vote on such matter. Accordingly, for the 1999 Annual Meeting of Shareholders, which is scheduled to be held on Thursday, May 27, 1999, any such notice must be submitted to the Secretary of the Company on or before March 3, 1999.

          This requirement is separate and apart from the Securities and Exchange Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement and form of proxy. As described in the Company's proxy statement for its 1998 Annual Meeting, specific proposals of common shareholders intended to be presented at the 1999 Annual Meeting of Shareholders must comply with the requirements of the Securities Exchange Act of 1934 and be received by the Secretary of the Company no later than December 18, 1998, in order to be eligible for inclusion in the Company's proxy materials relating to that meeting.

Medium-Term Note Program
------------------------

          Pursuant to its Medium-Term Note Program, in March 1998, NW Natural issued and sold $22 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 6.60 percent. These notes mature in 2018; they have no call or put options.

          In June 1998, NW Natural issued and sold $10 million of its Secured Medium-Term Notes, Series B, with a coupon rate of 6.65 percent. These notes mature in 2028; they have no call or put options.

Capital Stock
-------------

          In April 1998, NW Natural issued and sold through a negotiated public offering 1,725,000 shares of its common stock at a net price to NW Natural of $25.9275 per share. NW Natural used the net proceeds of $44.7 million from the offering primarily to repay short-term debt incurred to fund its utility construction program. The projected dilution of earnings per share from this sale is estimated at 4 percent, based on a pro forma comparison of a full year with the new shares outstanding with actual results of 1997.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit 3 - Northwest Natural Gas Company Bylaws, as amended May 28,
                       1998.

         Exhibit 11 - Statement re: Computation of Per Share Earnings.

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTHWEST NATURAL GAS COMPANY
                                         (Registrant)


Dated:  August 14, 1998                  /s/ D. James Wilson
                                         -----------------------
                                         D. James Wilson
                                         Principal Accounting Officer,
                                         Controller and Treasurer


                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                  June 30, 1998

                                                                        Exhibit
Document                                                                 Number
--------                                                                -------

Northwest Natural Gas Company Bylaws, as amended May 28, 1998               3

Statement re: Computation of Per Share Earnings                            11

Computation of Ratios of Earnings to Fixed Charges                         12

Financial Data Schedule                                                    27