Form 10-Q
period 1998-09-30
NORTHWEST NATURAL GAS CO
filed 1998-11-16
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998
                                  ---------------------------------------------

                                                         OR
[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________          to  ________________

Commission file number    0-994
                         -------

                          NORTHWEST NATURAL GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Oregon                                             93-0256722
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     220 N. W. Second Avenue, Portland, Oregon               97209
-------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (503) 226-4211
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At November 10, 1998, 24,804,098 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                               September 30, 1998

                         Summary of Information Reported


The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1.   Financial Statements

          (1)  Consolidated Statements of Income for the  three and         3
               nine month periods ended September 30, 1998 and 1997, and Consolidated Statements of Earnings Invested in the Business for the nine-month periods ended
               September 30, 1998 and 1997.

          (2)  Consolidated Balance Sheets at September 30, 1998            4
               and 1997 and December 31, 1997.

          (3)  Consolidated Statements of Cash Flows for the                5
               nine-month periods ended September 30, 1998 and 1997.

          (4)  Consolidated Statements of Capitalization at                 6
               September 30, 1998 and 1997 and December 31, 1997.

          (5)  Notes to Consolidated Financial Statements.                  7

Item 2.        Management's Discussion and Analysis of                      9
               Results of Operations and Financial Condition

Item 3.        Quantitative and Qualitative Disclosures About              19
               Market Risk

                           PART II. OTHER INFORMATION

Item 5.        Other Information                                           20

Item 6.        Exhibits and Reports on Form 8-K                            21

               Signature                                                   22


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                -------------------     -------------------
                                                  1998        1997        1998       1997
                                                --------    --------    --------   --------
Operating Revenues:
    Gross operating revenues ................   $ 53,810    $ 46,068    $273,161   $245,993
    Cost of sales ...........................     19,350      14,171     110,391     86,991
                                                --------    --------    --------   --------
          Net operating revenues ............     34,460      31,897     162,770    159,002

Operating Expenses:
     Operations and maintenance .............     20,941      18,481      61,082     57,613
     Taxes other than income taxes ..........      4,361       3,493      16,372     15,003
     Depreciation, depletion and amortization     13,496      10,875      38,137     31,797
                                                --------    --------    --------   --------
          Total operating expenses ..........     38,798      32,849     115,591    104,413
                                                --------    --------    --------   --------
Income (Loss) from Operations ...............     (4,338)       (952)     47,179     54,589

Other Income ................................      2,550       2,189       7,237      3,690

Interest Charges - net ......................      7,647       7,320      23,615     20,765
                                                --------    --------    --------   --------
Income (Loss) Before Income Taxes ...........     (9,435)     (6,083)     30,801     37,514

Income Taxes ................................     (3,515)     (3,635)      9,442     12,849
                                                --------    --------    --------   --------
Net Income (Loss) ...........................     (5,920)     (2,448)     21,359     24,665

Redeemable preferred and preference stock
  dividend requirements .....................        638         653       1,939      1,992
                                                --------    --------    --------   --------
Earnings (Loss) Applicable to Common Stock ..   $ (6,558)   $ (3,101)   $ 19,420   $ 22,673
                                                ========    ========    ========   ========

Average Common Shares Outstanding ...........     24,763      22,734      24,037     22,662
Earnings (Loss) Per Share of Common Stock:
     Basic ..................................   $  (0.26)   $  (0.14)   $   0.81   $   1.00
     Diluted ................................   $  (0.26)   $  (0.14)   $   0.80   $   0.99

Dividends Per Share of Common Stock .........   $  0.305    $   0.30    $  0.915   $   0.90

                 See Notes to Consolidated Financial Statements.
================================================================================

          Consolidated Statements of Earnings Invested in the Business
                              (Thousands,Unaudited)

                                                         Nine Months Ended September 30,
                                                        1998                         1997
                                                 ------------------         ----------------------
Earnings invested  in the business:
Balance at Beginning of Period                   $113,098                   $100,026
Net Income                                         21,359    $21,359          24,665       $24,665
Dividends Declared or Paid:
   Redeemable preferred and preference stock       (1,949)                   (2,006)
   Common stock                                   (22,050)                  (20,373)
Common Stock Expense                               (1,697)                        -
                                                 --------                   -------
Balance at End of Period                         $108,761                  $102,312
                                                =========                  ========
Accumulated Other Comprehensive Income:
Balance at Beginning of Period                   $ (2,235)                 $ (1,650)
  Other comprehensive income-
       Foreign currency translation adjustment        167        167             (1)            (1)
                                                 --------    -------       --------        -------
Comprehensive Income                                         $21,526                       $24,664
                                                             =======                       =======
Balance at End of Period                         $ (2,068)                 $ (1,651)
                                                 ========                  ========

                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                   (Unaudited)   (Unaudited)
                                                  September 30,  September 30,     Dec. 31,
                                                       1998           1997           1997
                                                   -----------    -----------    -----------
Assets:
Plant and Property:
     Utility plant .............................   $ 1,218,380    $ 1,122,500    $ 1,164,499
     Less accumulated depreciation .............       395,323        359,378        366,607
                                                   -----------    -----------    -----------
          Utility plant - net ..................       823,057        763,122        797,892

     Non-utility property ......................        90,901         52,252         52,422
     Less accumulated depreciation and depletion        27,731         21,577         22,843
                                                   -----------    -----------    -----------
          Non-utility property - net ...........        63,170         30,675         29,579
                                                   -----------    -----------    -----------
          Total plant and property .............       886,227        793,797        827,471
                                                   -----------    -----------    -----------
Investments and Other:
     Investments ...............................        34,022         35,230         34,148
     Long-term notes receivable ................           794          1,211            978
                                                   -----------    -----------    -----------
          Total investments and other ..........        34,816         36,441         35,126

Current Assets:
     Cash and cash equivalents .................         6,469          4,332          6,731
     Accounts receivable - net .................        21,791         19,165         39,420
     Accrued unbilled revenue ..................         7,180          6,467         23,911
     Inventories of gas, materials and supplies         23,310         18,779         17,385
     Prepayments and other current assets ......        10,126          9,047         17,226
                                                   -----------    -----------    -----------
          Total current assets .................        68,876         57,790        104,673

Regulatory Tax Assets ..........................        56,860         59,640         56,860

Deferred Gas Costs Receivable ..................        28,499         14,133         28,628

Deferred Debits and Other ......................        65,643         55,894         58,859
                                                   -----------    -----------    -----------
          Total Assets .........................   $ 1,140,921    $ 1,017,695    $ 1,111,617
                                                   ===========    ===========    ===========
Capitalization and Liabilities:
Capitalization:
     Common stock ..............................   $   306,802    $   253,353    $   255,402
     Earnings invested in the business .........       108,761        102,312        113,098
     Accumulated other comprehensive income ....        (2,068)        (1,651)        (2,235)
                                                   -----------    -----------    -----------
          Total common stock equity ............       413,495        354,014        366,265

     Redeemable preference stock ...............        25,000         25,000         25,000
     Redeemable preferred stock ................        11,499         12,429         12,429
     Long-term debt ............................       346,953        325,396        344,303
                                                   -----------    -----------    -----------
          Total capitalization .................       796,947        716,839        747,997
                                                   -----------    -----------    -----------
Minority Interest ..............................        17,672             --             --
                                                   -----------    -----------    -----------
Current Liabilities:
     Notes payable .............................        75,056         60,850         89,317
     Accounts payable ..........................        37,788         32,980         58,775
     Long-term debt due within one year ........        10,000         15,000         16,000
     Taxes accrued .............................           371            (56)         4,656
     Interest accrued ..........................         9,809          8,939          6,058
     Other current and accrued liabilities .....        21,889         20,289         21,390
                                                   -----------    -----------    -----------
          Total current liabilities ............       154,913        138,002        196,196

Deferred Investment Tax Credits ................        11,525         12,344         11,949

Deferred Income Taxes ..........................       142,629        135,295        139,953

Regulatory Liabilities and Other ...............        17,235         15,215         15,522

Commitments and Contingencies ..................            --             --             --
                                                   -----------    -----------    -----------
          Total Capitalization and Liabilities .   $ 1,140,921    $ 1,017,695    $ 1,111,617
                                                   ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (3) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                        --------------------
                                                                         1998         1997
                                                                        --------    --------
Operating Activities:
     Net income .....................................................   $ 21,359    $ 24,665
     Adjustments to reconcile net income to cash provided
      by operations:
         Depreciation, depletion and amortization ...................     38,137      31,797
         Gain on sale of assets .....................................     (3,794)       --
         Deferred income taxes and investment tax credits ...........      2,252      12,346
         Equity in (earnings) of investments ........................       (399)     (1,143)
         Allowance for funds used during construction ...............     (1,109)     (1,261)
             Deferred gas costs receivable ..........................        129     (22,191)
         Regulatory liabilities (assets) and other - net ............     (5,071)     (9,049)
                                                                        --------    --------
              Cash from operations before working capital changes ...     51,504      35,164
         Changes in operating assets and liabilities:
              Accounts receivable ...................................     17,629      21,668
              Accrued unbilled revenue ..............................     16,731      15,873
              Inventories of gas, materials and supplies ............     (5,925)     (4,340)
              Accounts payable ......................................    (20,987)    (31,815)
              Accrued interest and taxes ............................       (534)        291
              Other current assets and liabilities ..................      7,499       4,407
                                                                        --------    --------
         Cash Provided By Operating Activities ......................     65,917      41,248
                                                                        --------    --------
Investing Activities:
     Acquisition and construction of utility plant assets ...........    (56,735)    (71,520)
     Investment in non-utility property .............................    (17,583)     (7,541)
     Investments and other ..........................................        809        (675)
                                                                        --------    --------
         Cash Used In Investing Activities ..........................    (73,509)    (79,736)
                                                                        --------    --------
Financing Activities:
     Common stock issued ............................................     51,050       4,509
     Redeemable preferred stock retired .............................       (930)     (1,320)
     Long-term debt issued ..........................................     32,000      70,000
     Long-term debt retired .........................................    (35,000)    (27,000)
     Change in short-term debt ......................................    (14,261)     10,792
     Cash dividend payments:
         Redeemable preferred and preference stock ..................     (1,949)     (2,006)
         Common stock ...............................................    (22,050)    (20,373)
     Foreign currency translation and capital stock expense .........     (1,530)         (1)
                                                                        --------    --------
         Cash Provided By Financing Activities ......................      7,330      34,601
                                                                        --------    --------
Increase (Decrease) In Cash and Cash Equivalents ....................       (262)     (3,887)

Cash and Cash Equivalents - Beginning of Period .....................      6,731       8,219
                                                                        --------    --------
Cash and Cash Equivalents - End of Period ...........................   $  6,469    $  4,332
                                                                        ========    ========
============================================================================================
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
         Interest ...................................................   $ 20,444    $ 17,718
         Income taxes ...............................................   $  8,205    $  7,284
============================================================================================
Supplemental Disclosure of Noncash Financing Activities:
     Conversion to common stock:
         7-1/4 percent Series of Convertible Debentures .............   $    350    $    442
============================================================================================

                 See Notes to Consolidated Financial Statements



                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)

                                                             (Unaudited)              (Unaudited)
                                                          September 30, 1998       September 30, 1997    Dec. 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share              $ 78,512                $ 72,105              72,404
     Premium on common stock                                 228,290                 181,248             182,998
     Earnings invested in the business                       108,761                 102,312             113,098
     Accumulated other comprehensive income                   (2,068)                 (1,651)             (2,235)
                                                            --------                --------             -------
          Total common stock equity                          413,495    52%          354,014    50%      366,265    49%
                                                            --------   ----         --------   ----      -------   ----
REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value $100 per share                25,000                  25,000              25,000
                                                            --------                --------             ------
          Total redeemable preference stock                   25,000     3%           25,000     3%       25,000     3%
                                                            --------   ----         --------   ----     --------   ----

REDEEMABLE PREFERRED STOCK, stated value $100 per share:
     $4.75  Series                                               249                     429                 429
     $7.125 Series                                            11,250                  12,000              12,000
                                                            --------                --------             -------
          Total redeemable preferred stock                    11,499     1%           12,429     2%       12,429     2%
                                                            --------   ----         --------   ----      -------   ----
LONG-TERM DEBT:
     First Mortgage Bonds
          9-3/4% Series due 2015                              50,000                  50,000              50,000
          9-1/8% Series due 2019                                   -                  20,000              20,000
     Medium-Term Notes
     First Mortgage Bonds:
          7.69% Series A due 1999                             10,000                  10,000              10,000
          5.96% Series B due 2000                              5,000                   5,000               5,000
          5.98% Series B due 2000                              5,000                   5,000               5,000
          8.05% Series A due 2002                             10,000                  10,000              10,000
          6.40% Series B due 2003                             20,000                  20,000              20,000
          6.34% Series B due 2005                              5,000                   5,000               5,000
          6.38% Series B due 2005                              5,000                   5,000               5,000
          6.45% Series B due 2005                              5,000                   5,000               5,000
          6.80% Series B due 2007                             10,000                  10,000              10,000
          6.50% Series B due 2008                              5,000                   5,000               5,000
          8.26% Series B due 2014                             10,000                  10,000              10,000
          7.00% Series B due 2017                             40,000                  40,000              40,000
          6.60% Series B due 2018                             22,000                       -                   -
          8.31% Series B due 2019                             10,000                  10,000              10,000
          9.05% Series A due 2021                             10,000                  10,000              10,000
          7.25% Series B due 2023                             20,000                  20,000              20,000
          7.50% Series B due 2023                              4,000                   4,000               4,000
          7.52% Series B due 2023                             11,000                  11,000              11,000
          6.52% Series B due 2025                             10,000                  10,000              10,000
          7.05% Series B due 2026                             20,000                  20,000              20,000
          7.00% Series B due 2027                             20,000                  20,000              20,000
          6.65% Series B due 2027                             20,000                       -              20,000
          6.65% Series B due 2028                             10,000                       -                   -
Unsecured:
          8.93% Series A due 1998                                  -                   5,000               5,000
          8.95% Series A due 1998                                  -                  10,000              10,000
          8.47% Series A due 2001                             10,000                  10,000              10,000
Convertible Debentures
       7-1/4% Series due 2012                                  9,953                  10,396              10,303
                                                            --------                --------            --------
                                                             356,953                 340,396             360,303

Less long-term debt due within one year                       10,000                  15,000              16,000
                                                            --------                --------            --------
       Total long-term debt                                  346,953   44%           325,396    45%      344,303   46%
                                                            --------  ----          --------   ----     --------  ----
     TOTAL CAPITALIZATION                                   $796,947  100%          $716,839   100%     $747,997  100%
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

2.   Recently Issued Accounting Standards

                  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of elements of comprehensive income, including foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments.

                  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company principally operates in a single line of business consisting of the distribution of natural gas. Therefore, management does not believe SFAS No. 131 will have a significant impact on the Company's financial reporting.

                   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This standard is effective for financial statements issued for fiscal years beginning after December 15, 1997. Adoption of this standard may result in additional financial disclosures but the impact of SFAS No. 132 for both the three month and nine month periods ended September 30, 1998 is immaterial.

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period either in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so designated, what type of hedge transaction it is. Management anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

3.   Minority Interest

                  The Company reported a minority interest of $17.7 million in the Consolidated Balance Sheet at September 30, 1998, resulting from a transaction involving its Canadian energy exploration and production subsidiary, Canor Energy, Ltd. (Canor). In March 1998, Canor acquired all of the capital stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (NI), in exchange for shares of common stock representing a 34 percent interest in Canor. After the acquisition, Southlake was amalgamated with Canor. The transaction resulted in a $3.5 million gain to the Company, equivalent to 15 cents a share, due to Canor's assets having represented a lower percentage of the total assets of the amalgamated corporation than the Company's resulting percentage interest in Canor's common stock. The minority interest in Canor, formerly held by NIPSCO Energy Services Canada Ltd. (NESCL), was transferred to NI Canada ULC (NICULC), effective as of August 31, 1998. Both NESCL and NICULC are indirect subsidiaries of NI. For financial reporting purposes, the assets, liabilities and earnings of Canor are consolidated in the Company's financial statements, and NICULC's common stock interest has been recorded as "Minority Interest" in the Balance Sheet.

4.   Income Taxes

                  No U.S. taxes were provided for a gain in the first quarter of 1998 from the combination of Canor and Southlake (see Note 3, "Minority Interest"), since it is the Company's intention to indefinitely reinvest Canor's earnings. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. Undistributed net earnings of the Company's foreign subsidiary were $1.1 million at September 30, 1998. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $0.1 million.

5.   Contingencies

                  See Part II, Item 7., "Contingent Liabilities" and "Environmental Matters" in the 1997 Form 10-K and Part II, Item 5, "Environmental Matters," below.

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

                  The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended September 30, 1998 and 1997.

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

Earnings and Dividends
----------------------

                  The Company incurred a loss of 26 cents a diluted share for the quarter ended September 30, 1998, compared to a loss of 14 cents a diluted share in last year's third quarter. The loss applicable to common stock was $6.6 million in the third quarter of 1998 and $3.1 million in the third quarter of 1997. A third quarter loss is customary for NW Natural, reflecting low summertime use of natural gas.

                  NW Natural lost 28 cents a diluted share from utility operations in the third quarter of 1998, compared to a loss of 19 cents a diluted share in the same period in 1997. The higher loss from utility operations in the third quarter was due to a non-recurring benefit in the third quarter of 1997 from adjustments reconciling the Company's federal and state tax accruals to the prior year's returns as filed (5 cents), an increase in depreciation expense for the new Customer Information System (CIS) (2 cents), a decrease in net operating revenues (margin) from an industrial schedule in which rates vary with oil prices (2 cents), an increase in interest charges (1 cent) and revenue reductions required by the OPUC (1 cent), offset by an increase in margin due to customer growth (3 cents).

                  The Company earned $19.4 million, or 80 cents a diluted share, and $22.7 million, or 99 cents a diluted share, for the nine months ended September 30, 1998 and 1997, respectively. Year-to-date, NW Natural earned 67 cents a diluted share from utility operations compared to 92 cents a diluted share in the same period in 1997. Weather in the first nine months of the year was 4 percent warmer in 1998 than in 1997, resulting in a decrease in margin from residential and commercial customers equivalent to an estimated 15 cents a share. Other factors affecting utility earnings were an increase in interest charges (7 cents), a non-recurring benefit in 1997 from adjustments reconciling the Company's federal and state tax accruals to the prior year's return as filed (5 cents), an increase in depreciation expense for CIS (4 cents) and other additional depreciation expense (6 cents), a decrease in margin from an industrial schedule in which rates vary with oil prices (5 cents) and revenue reductions required by the OPUC (4 cents). Partially offsetting these negative factors was NW Natural's residential and commercial customer growth in the past year which contributed higher margin equivalent to an estimated 20 cents a share in the first nine months of 1998.

                  Earnings from NW Natural's non-utility operations in the first quarter of 1998 included 15 cents a share due to a transaction involving Canor, the Company's Canadian gas and oil exploration and production subsidiary (see "Other Income (Expense)," below).

                  NW Natural's subsidiaries earned 1 cent a share during the third quarter of 1998, and 5 cents in the third quarter of 1997. Year-to-date subsidiary results were a loss of 1 cent a share for 1998 compared to income of 8 cents a share for 1997. See "Subsidiary Operations," below.

                  Dividends paid on common stock were 30.5 cents and 30 cents a share for the three-month periods ended September 30, 1998 and 1997, respectively. In October 1998, the Company's Board of Directors declared a quarterly dividend of 30.5 cents a share on the common stock, payable November 13, 1998, to shareholders of record on October 30, 1998. The current indicated annual dividend rate is $1.22 a share.

Results of Operations
---------------------

         Comparison of Gas Operations
         ----------------------------

                  The following table summarizes the composition of gas utility volumes and revenues:

                                                        Three Months Ended       Nine Months Ended
                                                          September 30,              September 30,
                                                      ---------------------   -----------------------
                                                         1998        1997        1998         1997
                                                      ---------   ---------   ---------    ---------
Gas Sales and Transportation Volumes
- Therms (000's):
     Residential and commercial sales .............      48,337      46,626     388,468      387,258
     Unbilled volumes .............................       1,876       2,725     (37,426)     (32,953)
                                                      ---------   ---------   ---------    ---------
          Weather-sensitive volumes ...............      50,213      49,351     351,042      354,305
     Industrial firm sales ........................      17,353      17,862      64,906       62,086
     Industrial interruptible sales ...............      11,643      11,879      38,608       39,317
                                                      ---------   ---------   ---------    ---------
          Total gas sales .........................      79,209      79,092     454,556      455,708
     Transportation deliveries ....................     106,644     105,617     340,690      319,495
                                                      ---------   ---------   ---------    ---------
     Total volumes sold and delivered .............     185,853     184,709     795,246      775,203
                                                      =========   =========   =========    =========

Utility Operating Revenues - Dollars (000's):
     Residential and commercial revenues ..........   $  33,403   $  27,704   $ 227,713    $ 202,968
     Unbilled revenues ............................       1,102       1,274     (17,769)     (16,522)
                                                      ---------   ---------   ---------    ---------
          Weather-sensitive revenues ..............      34,505      28,978     209,944      186,446
     Industrial firm sales revenues ...............       7,056       5,658      25,233       19,861
     Industrial interruptible sales revenues ......       3,298       2,958      11,345        9,981
                                                      ---------   ---------   ---------    ---------
          Total gas sales revenues ................      44,859      37,594     246,522      216,288
     Transportation revenues ......................       4,914       5,232      15,050       16,395
     Other revenues ...............................         292       1,079       2,295        6,484
                                                      ---------   ---------   ---------    ---------
     Total utility operating revenues .............   $  50,065   $  43,905   $ 263,867    $ 239,167
                                                      =========   =========   =========    =========
Cost of gas sold - Dollars (000's) ................   $  19,303   $  13,710   $ 110,257    $  86,047
                                                      =========   =========   =========    =========
Total number of customers (end of period) .........     463,743     441,906     463,743      441,906
                                                      =========   =========   =========    =========
Actual degree days ................................          48          49       2,460        2,565
                                                      =========   =========   =========    =========
20-year average degree days .......................         100         106       2,617        2,638
                                                      =========   =========   =========    =========

                  Residential and Commercial
                  --------------------------

                  Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions as measured in degree days (see Part II, Item 7, "Earnings and Dividends," in the 1997 Form 10-K) were 52 percent warmer than average in the third quarter of 1998 and 2 percent warmer than in the third quarter of 1997.

                  NW Natural continues to experience rapid customer growth, with 21,837 customers added since September 30, 1997, for a growth rate of 4.9 percent. In the three years ended December 31, 1997, more than 66,000 customers were added to the system, representing an average annual growth rate of 5.4 percent.

                  Volumes of gas delivered to residential and commercial customers increased 0.9 million therms, or 2 percent, in the third quarter of 1998 compared to the third quarter of 1997. Margin from these customer categories was $1.0 million, or 4 percent, higher primarily due to customer growth.

                  Volumes of gas delivered to residential and commercial customers were 3.3 million therms, or 1 percent, lower in the first nine months of 1998 than in the first nine months of 1997. Related margin was lower by $0.1 million, or less than 1 percent. The increased margin from customer growth was offset by weather that was 4 percent warmer than in the first nine months of 1997.

                  Industrial, Transportation and Other Revenues
                  ---------------------------------------------

                  Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 0.3 million therms, or less than 1 percent, higher in the three months ended September 30, 1998 than in the same period of 1997. Transportation volumes increased 1.0 million therms while gas sales to industrial firm and interruptible customers decreased 0.7 million therms as compared to the third quarter of 1997. Margin from these customers decreased 8 percent from $11.4 million in the third quarter of 1997 to $10.5 million in the third quarter of 1998, due in part to the effect of low oil prices on an industrial schedule in which rates vary with oil prices.

                  For the current nine-month period, total volumes delivered to industrial and transportation customers increased 23.3 million therms from 1997. However, margin from these customers was $2.0 million, or 5 percent, lower than in the first nine months of 1997 due to the effect of low oil prices on the industrial schedule in which rates vary with oil prices, and transfers of some industrial customers to rate schedules or special contracts with lower margins.

                  Other revenues, which include amortizations of regulatory account balances (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K), were $0.8 million, or 73 percent, lower during the third quarter of 1998 and $4.2 million, or 65 percent, lower year-to-date compared to 1997. The principal factors were a decrease in amortization of property tax savings ($2.6 million) and deferrals of revenue reductions required under a settlement approved by the OPUC as part of the January 1, 1998 rate change ($1.5 million).

                  Cost of Gas
                  -----------

                  The average cost per therm of gas purchased was 13 percent higher in the third quarter of 1998, and was 7 percent higher year-to-date, than in the same period last year. The increase was due to higher prevailing prices in the natural gas commodity market.

                  Total cost per therm of gas sold was 41 percent higher during the third quarter of 1998, and 28 percent higher year-to-date, than in the same periods of 1997. The changes in cost of gas sold between respective periods are greater than the changes in cost of gas purchased due to higher regulatory deferrals of gas costs in 1997, accounted for as credits to cost of gas. The cost of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization, regulatory deferrals, and company use. NW Natural made off-system sales of $1.7 million and $1.0 million for the first nine months of 1998 and 1997, respectively. Under an agreement with the OPUC, net proceeds from these sales are treated as a reduction of gas costs.

                  Under NW Natural's Purchased Gas Adjustment (PGA) tariff in Oregon, its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. In 1997, NW Natural absorbed 20 percent of the higher cost of gas purchased, as compared to projections, under this tariff. The remaining 80 percent of higher gas costs was recorded as deferred debits (regulatory assets). Effective January 1, 1998, the incentive formula for deferred gas costs was modified so that NW Natural now absorbs 33 percent of the difference between actual and projected gas costs and the remaining 67 percent is deferred for recovery from or refund to customers in future rates.

                  Subsidiary Operations
                  ---------------------

                  The following table summarizes financial information for the Company's consolidated subsidiaries:

                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                         --------------------   --------------------
                                           1998        1997       1998        1997
                                         --------    --------   --------    --------
Consolidated Subsidiaries (Thousands):

Net Operating Revenues ...............   $  3,699    $  2,293   $  9,160    $  7,133

Operating Expenses ...................      4,879       2,123     10,914       6,110
                                         --------    --------   --------    --------
Income (Loss) from Operations ........     (1,180)        170     (1,754)      1,023

Income from Financial Investments ....      1,228       1,250        399       1,143

Other Income and Interest Charges ....         42         102        415         227

Minority Interest ....................        389          --        470          --
                                         --------    --------   --------    --------
Income  (Loss) Before Income Taxes ...        479       1,522       (470)      2,393

Income Tax Expense (Benefit) .........        138         380       (258)        633
                                         --------    --------   --------    --------
Net Income (Loss) ....................   $    341    $  1,142   $   (212)   $  1,760
                                         ========    ========   ========    ========

                  Results of operations for the individual subsidiaries for the third quarter of 1998 were a net loss of $0.8 million for Canor, down from net income of $0.1 million for the same period last year, and net income of $1.1 million for Financial Corporation, up from $1.0 million in the third quarter of 1997. Canor's results were lower than last year due to low oil prices, lower than expected gas production and charges equivalent to 2 cents a share due to unsuccessful drilling efforts during the quarter.

                  For the nine months ended September 30, 1998, the subsidiaries' net results were a loss of $0.2 million, compared to net income of $1.8 million in the first nine months of 1997. These results are equivalent to a loss of 1 cent a share in 1998 compared to net income of 8 cents a share in 1997. The portion of Canor's results applicable to the Company decreased from net income of $0.5 million in the first nine months of 1997 to a loss of $0.9 million in the first nine months of 1998. Financial Corporation earned $0.7 million, compared to net income of $1.3 million in the first nine months of 1997.

                  The same factors that reduced Canor's and Financial Corporation's earnings in the first nine months of 1998 are expected to continue to depress their operating results during the remaining months of 1998.

                  In March 1998, Canor purchased the stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (NI). Canor was then amalgamated with Southlake. The resulting company is owned 66 percent by NW Natural and 34 percent by NI Canada ULC, another indirect subsidiary of NI. For financial reporting purposes, Canor's operating revenues and expenses are included in full in the Company's Statements of Income. The 34 percent portion of Canor's results applicable to the minority interest is included in Other Income (Expense) as a reduction in the case of earnings, or as an increase in the case of losses.

                  The Company's equity investments in its subsidiaries at September 30, 1998, were $34.1 million for Canor and $18.0 million for Financial Corporation, up from $20.1 million for Canor and $17.0 million for Financial Corporation at September 30, 1997. The $14.0 million increase in the Company's equity investment in Canor includes $11.8 million converted to equity from intercompany debt in the first quarter of 1998.

         Operating Expenses
         ------------------

                  Operations and Maintenance
                  --------------------------

                  Operations and maintenance expenses were $3.5 million, or 6 percent, higher in the nine months ended September 30, 1998 compared to the same period in 1997. NW Natural's operations and maintenance expenses increased $1.0 million due primarily to increased information systems costs for network and communication system upgrades; application service maintenance, including maintenance of NW Natural's new CIS, and other information system expenses. Subsidiary operating expenses increased by $2.5 million primarily due to the combined expenses for Canor following the Canor/Southlake amalgamation.

                  Taxes Other than Income
                  -----------------------

                  Taxes other than income were $1.4 million, or 9 percent, higher for the nine months ended September 30, 1998. NW Natural's property tax expense increased $0.8 million due to more plant in service. Franchise taxes, which are based on gross revenues, increased $0.6 million, reflecting higher revenues due to rate increases effective January 1 and April 1, 1998.

                  Depreciation, Depletion and Amortization
                  ----------------------------------------

                  The Company's depreciation expense for the nine months ended September 30, 1998 increased $6.3 million, or 20 percent, compared to the first nine months of 1997. NW Natural's depreciation expense increased by $4.0 million due to the placement into service in November 1997 of its new CIS ($1.7 million), Mobile Data Terminals ($0.2 million), investments in computer equipment ($0.4 million) and additional utility plant ($1.6 million). Canor's depreciation expense increased $2.3 million due to the increase in total assets after the Canor/Southlake amalgamation and increased dry hole and abandonment expense of $0.8 million in the first nine months of 1998 as compared to $0.4 million in the same period in 1997.

         Other Income (Expense)
         ----------------------

                  The Company's other income was $3.5 million higher in the first nine months of 1998 than in the same period in 1997. In the first quarter of 1998, NW Natural recorded as other income a $3.5 million gain, equivalent to 15 cents a share, from the amalgamation of Canor with Southlake. The resulting gain was not subject to U.S. income tax (see Item 1, Notes 3 and 4, "Notes to Consolidated Financial Statements," above).

                  Other income now includes interest income on deferred regulatory accounts; other income for the comparable periods in 1997 has been reclassified to conform to this presentation. Prior to January 1, 1998, interest earned on deferred regulatory accounts was included in miscellaneous operating income or was treated as a reduction in the cost of gas. Interest income on deferred regulatory accounts was $1.2 million higher in the first nine months of 1998 than in the same period in 1997, while other interest income decreased $0.3 million. This net increase was offset by a decrease in the Allowance for Funds Used During Construction (AFUDC) ($0.2 million), a decrease in net merchandise revenue ($0.5 million), and a decrease in the income from Financial Corporation's investments ($0.7 million).

         Interest Charges - net
         ----------------------

                  The Company's interest charges - net increased $2.9 million, or 14 percent, in the first nine months of 1998 compared to the same period in 1997. The increase was due to interest charges that were capitalized last year as AFUDC, plus interest on a $16.6 million increase in long-term debt over the prior year and a $5.4 million increase in average commercial paper balances outstanding compared to the first nine months of 1997. The higher commercial paper balances were due to increased gas costs, construction spending to fund customer growth and other spending for general corporate purposes.

         Income Taxes
         ------------

                  The effective corporate income tax rates for the nine months ended September 30, 1998 and 1997 were 30.7 percent and 34.3 percent, respectively. The lower 1998 rate was due primarily to the non-taxable gain from Canor's amalgamation with Southlake (see Item 1, Notes 3 and 4, "Notes to Consolidated Financial Statements," and "Other Income (Expense)," above), and in part to permanent tax savings resulting from a change in book depreciation rates and increased tax credits. The 1997 effective tax rate was lower than statutory rates due to the adjustments of the 1996 income tax accruals to actual and the flow through treatment of property tax refunds. Last year's third quarter results included a non-recurring benefit equivalent to 5 cents a share due to adjustments reconciling the Company's federal and state tax accruals to the prior year's return as filed.

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

         Cash Flows
         ----------

                  Operating Activities
                  --------------------

                  Operating activities provided net cash of $65.9 million for the first nine months of 1998, compared to $41.2 million for the first nine months of 1997. The increase of $24.6 million, or 60 percent, was due to increased cash from operations ($16.3 million) and lower working capital requirements ($8.3 million). The increase in cash from operations over the same period last year was primarily due to lower deferred gas cost receivables ($22.3 million) and an increase in depreciation, depletion and amortization expense ($6.3 million), partially offset by lower net income ($3.3 million) and a reduction in deferred income taxes and investment tax credits ($10.1 million). The reduction in working capital requirements was due to a $10.8 million smaller reduction in accounts payable and a $3.1 million greater increase in other current assets and liabilities during the current nine-month period, partially offset by a $4.0 million smaller increase in accounts receivable and a $1.6 million greater reduction in inventories of gas, materials and supplies.

                  The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 13, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K).

                  Investing Activities
                  --------------------

                  Cash requirements for utility construction in the first nine months of 1998 totaled $56.7 million, a decrease of $14.8 million, or 21 percent, from the first nine months of 1997. The decrease resulted largely from a reduction of construction expenditures relating to the completion of the CIS ($5.9 million) and several other special projects ($4.0 million), lower equipment and structures expenditures ($1.6 million), reduced replacement and reinforcement expenditures ($1.7 million) and lower construction overhead ($0.9 million).

                  NW Natural's construction expenditures are estimated to total $90 million for 1998. Over the five-year period 1998 through 2002, these expenditures are estimated at between $500 million and $550 million. The projected level of capital expenditures during the next five years reflects forecasted customer growth, the development of additional underground storage facilities and a major system reinforcement project. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

                  In the first nine months of 1998, non-utility capital expenditures totaled $17.6 million. Canor invested $13.0 million in Canadian exploration and production properties. NW Natural's non-utility expenditures totaling $4.6 million included expenditures relating to a contract for the construction of a new headquarters building for the Port of Portland on land currently owned by NW Natural ($4.3 million) and additions to existing facilities ($0.3 million). During the first quarter of 1998, NW Natural converted $11.8 million of intercompany loans to Canor to equity.

                  Financing Activities
                  --------------------

                  Cash provided by financing activities in the first nine months of 1998 totaled $7.3 million, compared to $27.3 million during the first nine months of 1997. Proceeds from the sales of $22 million and $10 million of Medium-Term Notes, Series B, in March and June 1998, respectively, and $44.7 million from the negotiated public offering and sale of 1,725,000 shares of NW Natural's common stock in April 1998, were used in part to reduce short-term debt ($14.2 million) and long-term debt ($35.0 million). NW Natural issued $38.0 million less long-term debt in the first nine months of 1998 than in the first nine months of 1997. Short-term debt balances went down $14.3 million in the current nine-month period, compared to a $10.8 million increase in short-term debt in the same period last year.

         Lines of Credit
         ---------------

                  NW Natural has available through September 30, 1999, committed lines of credit with five commercial banks totaling $100 million, consisting of a primary fixed amount of $50 million plus an excess amount of up to $50 million available as needed, at NW Natural's option, on a monthly basis. Financial Corporation has available through September 30, 1999, committed lines of credit with two commercial banks totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of NW Natural.

                  Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of September 30, 1998 or 1997.

                  In April 1998, NW Natural entered into an additional $18 million line of credit with a commercial bank for the purpose of constructing the new headquarters building for the Port of Portland (see "Investing Activities," above). This line of credit is available through November 30, 1999. The outstanding balance at September 30, 1998 was $4.4 million.

                  Canor has a $30 million (Canadian) revolving credit facility available for its normal business operations through a Canadian commercial bank. The amount of the facility declines by $1.2 million per quarter, subject to a re-setting annually based upon an analysis of gas and oil reserves as of March 31 each year. Canor had $5.8 million (U.S.) of its bank line of credit outstanding at September 30, 1998.

                  Commercial Paper
                  ----------------

                  The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper, which is supported by the bank lines discussed above, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1997 Form 10-K). NW Natural had $64.8 million of commercial paper notes outstanding at September 30, 1998. Financial Corporation had no commercial paper notes outstanding at that date.

         Ratios of Earnings to Fixed Charges
         -----------------------------------

                  For the 12 months ended September 30, 1998 and December 31, 1997, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.63 and 2.99, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

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

                  In early 1997, NW Natural established a Year 2000 Project Office with technical specialists experienced in the Year 2000 issue, sponsored by two senior executives. The project office has achieved various stages of correction for impacted IT systems and non-IT equipment and, overall, NW Natural has maintained and expects to continue its planned schedule for correction. NW Natural plans to complete renovations of of its internal applications with the highest risk ratings by June 30, 1999, and to evaluate and develop appropriate plans to address risks of failure in its remaining lower-risk systems by the end of 1999. The Company has not quantified its worst-case exposure from the Year 2000 issue, but the project office intends to make such estimates while prioritizing the highest-risk systems for correction.

                  The Company's objective in its Year 2000 program is to reduce the risk of business disruption or serious financial loss due to IT and non-IT systems failures relating to the Year 2000 issue. In November 1997, NW Natural replaced its largest operating system, its customer information system, incorporating billing, customer order, credit and other programs, with a fully Year 2000-ready system. The program for its remaining systems which commenced in October 1997 includes maintaining and managing the inventory of its date-sensitive IT and non-IT systems; researching and managing the degree of Year 2000 readiness of IT and non-IT systems of the suppliers and vendors with whom it has material relationships; identifying and assessing the cost of renovating or replacing non-IT systems within its control that could be affected by the Year 2000 issue; assigning risk ratings to its IT and non-IT systems in order to prioritize renovation and replacement efforts; and developing contingency plans for high-risk systems or vendor products where products are known to be non-compliant or readiness levels cannot be independently verified.

                  NW Natural's costs in 1997 for Year 2000 assessment, planning and renovation were $0.4 million. Its costs in 1998 through September 30 for renovation, vendor management and other Year 2000 activities were $2.3 million. These amounts do not include the costs incurred in replacing its customer information system or costs for other IT systems that will be replaced rather than renovated.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Currently not applicable.



                           PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

         General and PGA Rate Cases
         --------------------------

                  In October 1998, NW Natural filed its first general rate case in Oregon since 1989. The filing proposes a revenue increase of $14.7 million per year from Oregon operations through rate increases averaging 3.8 percent. The proposed increase is designed to cover the costs of the additional gas storage at Mist, NW Natural's new CIS, and making NW Natural's computer systems compliant with Year 2000 requirements.

                  Also in October 1998, NW Natural filed its annual rate adjustments under its PGA tariffs in Oregon and Washington. These filings propose rate increases averaging 7 percent in Oregon and 5.8 percent in Washington. The increases are due to higher costs of natural gas to be purchased under contracts with gas producers during the coming year, and an increase in temporary rate surcharges for recovery of balances in deferred gas cost and other regulatory accounts.

                  All three filings propose that rate increases go into effect on December 1, 1998. NW Natural expects the OPUC and the WUTC to approve the PGA filings on approximately the terms proposed, while it expects the OPUC, following normal procedures, to suspend the general rate case filing for investigation and hearings.

                  Even assuming the residential rates proposed to be effective December 1, 1998, NW Natural would continue to enjoy a significant price advantage over competing fuels. Compared with rates charged by the electric utility which serves approximately half of NW Natural's customers, gas would cost about 50 percent less annually for space heating and about 41 percent less annually for water heating, assuming typical consumption and appliance efficiencies.

         Environmental Matters
         ---------------------

                  NW Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. In 1993, pursuant to Oregon Department of Environmental Quality (ODEQ) procedures, NW Natural submitted a notice of intent to participate in ODEQ's Voluntary Cleanup Program and in 1994, the site was listed on ODEQ's confirmed Release List and Inventory. During 1995, initial tests revealed environmental contamination, but the extent or the estimated cost of remediation cannot yet be determined. The ODEQ and the
U. S. Environmental Protection Agency (EPA) have recently completed a study of sediments in a 5.5 mile segment of the Willamette River that includes the area adjacent to the site. Remediation of the site may be affected by the sediments management plan now being developed in response to the ODEQ/EPA sediments study.

                  NW Natural expects that its costs of investigation and any remediation at the Linnton site for which it may be responsible should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates. During the period from 1993 through the third quarter of 1998, NW Natural recorded as expense a total of $1.6 million for the estimated costs of consultants' fees, ODEQ oversight and the voluntary investigation.

         Medium-Term Note Program
         ------------------------

                  In November 1998, NW Natural issued and sold $20 million of Secured Medium-Term Notes, Series B, with a coupon rate of 5.55 percent. These notes mature in 2002; they have no call or put options.

                  On September 30, 1998, NW Natural filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to an additional $143 million of its Medium-Term Notes, Series B, which NW Natural intends to sell from time to time over the next several years.

         Gas Storage
         -----------

                  Effective November 1, 1998, NW Natural placed into service the $30 million Calvin Creek I phase of the storage facility at Mist, Oregon, the first of several planned expansions totaling $120 million in NW Natural's underground gas storage field. Additional phases are planned over the next eight years to meet growing customer needs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10(a) - Amendment 1998-1 to the Company's Executive
                    Supplemental Retirement Income Plan (1995 Restatement).

         Exhibit 10(b) - ESRIP Change in Control Amendment to the Company's
                    Executive Supplemental Retirement Income Plan (1995 Restatement).

         Exhibit 10(c) - Amendment No. 4 to the Company's Executive Deferred
                    Compensation Plan, effective September 24, 1998.

         Exhibit 10(d) - Amendment No. 1 to the Company's Directors Deferred
                    Compensation Plan (December 1, 1997 Restatement), effective September 24, 1998.

         Exhibit 10(e) - Amendment dated September 24, 1998 to employee agreement dated November 2, 1995, as previously amended, between the Company and an executive officer.

         Exhibit 10(f) - Form of amended and restated executive change in control severance agreement between the Company and each of 10 executives.

         Exhibit 10(g) - Amendment dated September 24, 1998 to employment agreement dated July 2, 1997, as previously amended, between the Company and an executive officer.

         Exhibit 11 - Statement re: Computation of Per Share Earnings.

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORTHWEST NATURAL GAS COMPANY
                                            (Registrant)

Dated:  November 16, 1998                   /s/ D. James Wilson
                                            ---------------------------------
                                            D. James Wilson
                                            Principal Accounting Officer,
                                            Controller and Treasurer

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX

                                       To
                          Quarterly Report on Form 10-Q

                                For Quarter Ended
                               September 30, 1998

                                                                        Exhibit
Document                                                                 Number
--------                                                                --------

Amendment 1998-1 to the Company's Executive Supplemental
     Retirement Income Plan (1995 Restatement)                            10(a)

ESRIP Change in Control Amendment to the Company's Executive
     Supplemental Retirement Income Plan (1995 Restatement)               10(b)

Amendment No. 4 to the Company's Executive Deferred Compensation
     Plan, effective September 24, 1998                                   10(c)

Amendment No. 1 to the Company's Directors Deferred Compensation Plan
     (December 1, 1997 Restatement), effective September 24, 1998         10(d)

Amendment dated September 24, 1998 to employee agreement dated
     November 2, 1995, as previously amended, between the
     Company and an executive officer                                     10(e)

Form of amended and restated executive change in control severance
     agreement between the Company and each of 10 executives              10(f)

Amendment dated September 24, 1998 to employment agreement dated
     July 2, 1997, as previously amended, between the Company and
     an executive officer                                                 10(g)

Statement re: Computation of Per Share Earnings                           11

Computation of Ratios of Earnings to Fixed Charges                        12

Financial Data Schedule                                                   27