Form 10-K
period 1998-12-31
NORTHWEST NATURAL GAS CO
filed 1999-03-29
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Check One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from             to
                                        -----------   ------------

                          Commission file number 0-994

                         NORTHWEST NATURAL GAS COMPANY
             (Exact name of registrant as specified in its charter)

          Oregon                                          93-0256722
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

220 N.W. Second Avenue, Portland, Oregon                  97209
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
None                                               None

Securities registered pursuant to
Section 12(g) of the Act:
Title of each class                     Shares outstanding on February 26, 1999
-------------------                     ---------------------------------------
Common Stock, $3 1/6 par value,
and Common Share Purchase Rights                       24,905,690
Preference Stock, without par value                       250,000
Preferred Stock, without par value                        114,985

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

     The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at February 26, 1999 was: $604,770,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, dated April 16, 1999, are incorporated by reference in Part III.

                          NORTHWEST NATURAL GAS COMPANY

               Annual Report to Securities and Exchange Commission
                                  on Form 10-K
                                for the year 1998

                                TABLE OF CONTENTS



PART I                                                                     Page

Item 1.  Business
             General......................................................... 3
             Gas Supply...................................................... 4
             Regulation and Rates.............................................7
             Competition and Marketing....................................... 9
             Environment.....................................................11
             Employees.......................................................12

Item 2.  Properties..........................................................12

Item 3.  Legal Proceedings...................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................13

Additional Item
         Executive Officers of the Registrant................................14

PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters..................................................15

Item 6. Selected Financial Data..............................................17

Item 7. Management's Discussion and Analysis of Results of Operations and
            Financial Condition..............................................19

Item 7A.Quantitative and Qualitative Disclosures About Market Risk ..........33

Item 8. Financial Statements and Supplementary Data..........................37

Item 9. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................66

PART III

Items 10.
    - 13.   Incorporated by Reference to Proxy Statement.....................66

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....66

SIGNATURES...................................................................71

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

         NW Natural is principally engaged in the distribution of natural gas. The Oregon Public Utility Commission (OPUC) has allocated to NW Natural as its exclusive service area a major portion of western Oregon, including the Portland metropolitan area, most of the Willamette Valley and the coastal area from Astoria to Coos Bay. NW Natural also holds certificates from the Washington Utilities and Transportation Commission (WUTC) granting it exclusive rights to serve portions of three Washington counties bordering the Columbia River. Gas service is provided in 95 cities, together with neighboring communities, in 16 Oregon counties, and in nine cities, together with neighboring communities, in three Washington counties. Based on U.S. Census Bureau statistics for 1995, NW Natural's service areas had a population of about 2,735,000, including about 78 percent of the population of the State of Oregon and 6 percent of the population of the State of Washington. The city of Portland is the principal retail and manufacturing center in the Columbia River Basin, and is a major port and growing nucleus for trade with Pacific Rim nations such as Japan, Taiwan and Korea.

         At year-end 1998, NW Natural had about 425,600 residential customers, 51,200 commercial customers and 600 industrial customers. Industries served include pulp, paper and other forest products; the manufacture of electronic, electrochemical and electrometallurgical products; the processing of farm and food products; the production of various mineral products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

     The Company has two active subsidiaries. NNG Financial Corporation (Financial Corporation), a wholly owned subsidiary, is incorporated in Oregon. Canor Energy Ltd. (Canor), a 66 percent owned subsidiary, is incorporated in Alberta, Canada.

         Financial Corporation holds financial investments as a limited partner in three solar electric generating plants, four windpower electric generation projects and a hydroelectric project, all located in California, and in two low-income housing projects in Portland. Financial Corporation also holds interests in certain gas producing properties in the western United States (See
Item 2, Properties, below).

         Canor is engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. Between 1995 and early 1998, Canor managed a joint venture with Southlake Energy Inc. (Southlake), a wholly owned subsidiary of NIPSCO Industries, Inc. (NIPSCO), to develop gas and oil properties in western Canada. Effective Mar. 31, 1998, Canor acquired Southlake in exchange for shares in Canor. After the acquisition, Southlake was merged with Canor. Canor now is 66 percent owned by NW Natural and 34 percent owned by a NIPSCO subsidiary.

Gas Supply - General
--------------------

         NW Natural meets the needs of its core market (residential, commercial and firm industrial) customers through natural gas purchases from a variety of suppliers. NW Natural has a diverse portfolio of short- and long-term firm gas supply contracts. During periods of peak demand, supplies under these contracts are supplemented with gas from storage facilities either owned by or contractually committed to NW Natural.

         Natural gas for NW Natural's core market is transported over the interstate pipeline system of Williams Northwest Pipeline (WNP), formerly Northwest Pipeline Corporation, and some supplies move over other pipelines upstream of WNP's system in the U.S. and Canada. Rates for service under transportation agreements between NW Natural and the U. S. interstate pipelines are established by the Federal Energy Regulatory Commission (FERC), and by Canadian federal or provincial authorities for the Canadian pipelines over which NW Natural transports gas.

         The largest of the transportation agreements with WNP expires Sep. 30, 2013 and provides for firm transportation capacity of up to 2,160,440 therms(1) per day. This agreement provides access to natural gas supplies in British Columbia and the U.S. Rocky Mountains.

         The Company's second largest transportation agreement with WNP expires on Nov. 30, 2011. It provides 1,020,000 therms per day of firm transportation capacity from the point of interconnection of the WNP and PG&E Gas Transmission Northwest (PG&E GT-NW) systems in eastern Oregon to NW Natural's service territory. PG&E GT-NW's pipeline runs from the U.S./Canadian border through northern Idaho, southeastern Washington and central Oregon to the California/Oregon border. NW Natural's total capacity on PG&E GT-NW and two upstream pipelines (Alberta Natural Gas Company and NOVA Corporation of Alberta) substantially matches this amount of WNP capacity northward into Alberta, Canada.

     NW Natural also has an agreement with WNP expiring Sep. 30, 2009, for 340,000 therms per day of firm transportation capacity for the Company's core market. This agreement accesses gas supplies in the U.S. Rocky Mountain region.

         The cost to NW Natural of gas to supply its core market consists of the purchase price paid to suppliers plus charges paid to pipelines to transport such gas to NW Natural's distribution system. While the rates for pipeline transportation and peaking services are subject to federal regulation, the purchase price of gas is not. Although pipeline rates increased significantly in 1993 due to system expansion and rate design changes, the effect of such increases on core market customers has been offset by lower gas commodity prices and by credits in the form of revenues from off-system sales of commodity and released transportation capacity in periods when core market customers do not fully utilize firm pipeline capacity.

         NW Natural supplies many of its non-core customers (larger industrial interruptible customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers. (See "Transportation.")

---------------------
1 One therm is equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot.

Gas Supply -- Core Market Basic Supply
--------------------------------------

         NW Natural purchases gas for its core market from a variety of suppliers located in the western United States and Canada. At Jan. 1, 1999, NW Natural had 22 firm contracts with 16 suppliers with original terms of from four months to 15 years, which provided for a maximum of 2,931,200 therms of firm gas per day during the peak winter season and 1,343,300 therms per day during the remainder of the year. About 80 percent of the annual supply comes from Canada, with most of the rest from the U.S. Rocky Mountain region.

         The terms of NW Natural's principal purchase agreements are summarized as follows:

         An agreement expiring Nov. 1, 2003, with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada, entitles NW Natural to purchase up to 960,000 therms of firm gas per day. This agreement contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Westcoast Energy, Inc. pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in rate proceedings similar to those conducted in the United States by the FERC. This contract contains minimum purchase obligations.

         An agreement also expiring Nov. 1, 2003, with Amoco Canada Petroleum Company, Ltd., on terms similar to the CanWest agreement, entitles NW Natural to purchase up to 83,300 therms of firm gas per day. This gas is aggregated from production in the Canadian province of Alberta and the Yukon and Northwest Territories. This contract contains minimum purchase obligations.

         An agreement with Poco Petroleums, Ltd., a Canadian producer, expiring Sep. 30, 2003, entitles NW Natural to purchase up to 155,160 therms per day during the winter and up to 110,000 therms per day during the summer of gas produced in Alberta.

         Two agreements expiring Sep. 30, 2003 with Engage Energy (formerly Westcoast Gas Services) entitle NW Natural to purchase up to 140,000 therms per day year-round, plus up to 92,750 therms per day as winter season supply, of gas produced in Alberta. Pricing for supplies under these agreements can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on the Canadian pipeline systems and a monthly reservation charge. The commodity pricing consists of a portion of the daily contract quantity at a fixed price and the remaining daily contract quantity tied to a monthly Canadian index.

         An agreement expiring Oct. 31, 2000, with Summit Resources Ltd., entitles NW Natural to purchase up to 77,580 therms per day during the winter and up to 50,000 therms per day during the summer of gas produced in Alberta. Pricing for supplies under this agreement can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on NOVA Corporation of Alberta's system and commodity charges that are fixed in three volumetrically based tiers.

         During 1998, new short-term (4 or 5 month) purchase agreements for firm gas were entered into with 11 suppliers, which provided for a total of 1,422,400 therms per day during the 1998-99 heating season. These contracts have a variety of pricing structures and purchase obligations. NW Natural intends to enter into new short-term purchase agreements in 1999 for equivalent volumes of gas with these or other similar suppliers to be available during the 1999-2000 winter season.

         NW Natural continues to purchase gas under agreements with two producers (one of which is Financial Corporation), for gas produced from the Mist gas field, located about 60 miles northwest of Portland. The production areas are situated near NW Natural's existing underground gas storage facility. These agreements have primary terms of 10 years and prices that are tied to NW Natural's weighted average cost of gas. Current production is approximately 30,000 therms per day from about 17 wells, supplying about 1 percent of NW Natural's total annual requirements. Production from these wells varies as existing wells are depleted and new wells are drilled.

         NW Natural also buys gas on the spot market (30 days or less) as needed to meet demand. Some flexibility is provided under the terms of NW Natural's firm supply contracts, permitting the purchase of spot gas in lieu of firm contract volumes and allowing NW Natural to take advantage of favorable pricing on the spot market from time to time.

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

         NW Natural has contracts with WNP which expire in 2004 for firm storage services from the underground gas storage field at Jackson Prairie near Centralia, Washington, and the liquefied natural gas (LNG) facility at Plymouth, Washington. Together, these facilities provide NW Natural with daily firm deliverability of 923,470 therms and total seasonal capacity of 13,082,647 therms. In addition, NW Natural has a contract with WNP which continues from year-to-year, at NW Natural's sole option, for additional daily deliverability of 132,510 therms and additional seasonal capacity of 2,779,970 therms from the Jackson Prairie storage field. Separate contracts with WNP provide for the transportation of these storage supplies to NW Natural's service territory.

         NW Natural owns and operates two LNG plants which liquefy gas during the summer months for storage until the peak winter season. These two plants, one located in Portland and the other near Newport, Oregon, provide a maximum daily deliverability of 1.8 million therms and a total seasonal capacity of 17 million therms.

         NW Natural also owns and operates an underground gas storage facility at Mist, Oregon. This facility has a maximum daily deliverability of 1.45 million therms and a total seasonal working gas capacity of 85 million therms. NW Natural is engaged in a multi-year, major expansion of the Mist storage facility. New reservoir and surface facilities placed into service on Nov. 1, 1998, increased the Mist facility's maximum daily deliverability by 0.45 million therms and its total seasonal working gas capacity by 15 million therms which are included in the capacity figures shown above.

         NW Natural has a contract with Portland General Electric Company (PGE) which expires in 2010 that provides NW Natural with additional winter peaking supply. With certain limitations, NW Natural may interrupt gas deliveries to PGE's Beaver gas-fired electricity generating plant, use that gas for its core customers, and compensate PGE for its cost of replacement fuel oil. The daily deliverability under this contract is 300,000 therms.

         NW Natural also has contracts with three industrial customers, two gas marketing companies and another local gas distribution company that provide a total of 137,000 therms per day of year-round capacity, plus 360,000 therms per day of recallable capacity and supply. These contracts have remaining terms ranging from one to nine years.

Gas Supply -- Transportation
---------------------------

         Between 1988 and early 1992, most of NW Natural's large industrial interruptible customers switched from sales service to transportation service, whereby they purchased gas directly from suppliers and shipped the gas on the Company's system and those of its pipeline suppliers for a fee. Since 1992, many of these customers have returned to sales service, primarily because NW Natural's industrial sales rates were lower than those customers' costs of purchasing and shipping their own gas. The ability of industrial customers to switch between sales service and transportation service has made it possible for NW Natural to retain most of these customers. Because transportation charges typically have been the same as the margin on an equivalent sale of gas, switching between sales service and transportation service by industrial interruptible customers has not had a material effect on NW Natural's results of operations. (See "Competition and Marketing.")

Regulation and Rates
--------------------

         NW Natural is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 1998, 94 percent of NW Natural's gas deliveries and 93 percent of its utility operating revenues were derived from Oregon customers and the balance from Washington customers. The Company is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC).

         NW Natural's most recent general rate increase in Oregon, which was effective in 1989, authorized rates designed to produce a return on common shareholders' equity (ROE) of 13.25 percent. The most recent general rate increase in Washington, which was effective in 1997, authorized rates designed to produce an ROE of 11.25 percent. Actual revenues resulting from the OPUC's and WUTC's general rate orders are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in NW Natural's service area. NW Natural's returns on average common equity from utility operations were 12.0 percent in 1997 and 9.9 percent in 1998. The

Company's returns from consolidated operations, including subsidiary results, were 11.3 percent in 1997 and 6.4 percent in 1998.

         In October 1998, NW Natural filed its first general rate case in Oregon since 1989. The filing proposes a revenue increase of $14.7 million per year from Oregon operations through rate increases averaging 3.8 percent. The proposed increase is designed to cover the costs of the additional gas storage at Mist, NW Natural's new residential and small commercial customer information system and its Year 2000 readiness project.

         In November 1998, the OPUC suspended the proposed rate increase for investigation and hearings. On Mar. 17, 1999, the OPUC Staff filed testimony and exhibits in the general rate case proceeding recommending a revenue reduction of $19.9 million per year from NW Natural's operations in Oregon. The Staff's recommendation incorporated a proposed ROE of 8.5 percent, compared to the Company's proposed ROE of 11.25 percent. The Staff's recommended reductions in the Company's annual revenue requirements, besides the effect of the Staff's proposed ROE ($18 million), included, among others, proposed disallowances of expenses for wages and salaries ($3.4 million) and sales and marketing activities ($8.9 million), and costs of NW Natural's new customer information system ($2.0 million) due to a proposed disallowance of $13.8 million from NW Natural's investment of $40.3 million in the system. The OPUC Staff is considered to be an independent party in the case and its positions on issues are not binding on the Commission. Hearings in the case are scheduled for May 1999 and a decision is expected by Sep. 1, 1999.

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

         Effective Jan. 1, 1998, the PGA tariff provides that 67 percent of any difference between actual purchased gas costs and estimated purchased gas costs incorporated into rates will be deferred for amortization in subsequent periods. If actual gas commodity costs exceed those incorporated in rates, NW Natural subsequently will adjust its rates upward to recover 67 percent of the deficiency from core market customers. Similarly, if actual gas commodity costs are lower than those reflected in rates, rates will be adjusted downward to distribute to core market customers 67 percent of such gas commodity cost savings.

         In Washington, NW Natural is permitted to track increases and decreases in gas commodity costs coincidental with their incurrence, with the result that net income is not directly affected by changes in gas commodity costs.

         In both Oregon and Washington, the PGA permits NW Natural to recover 100 percent of FERC-approved pipeline transportation cost increases.

         In October 1998, NW Natural filed under its Oregon PGA tariff to increase rates for Oregon customers by an average of 5.9 percent. The OPUC approved a substitute filing increasing rates by an average of 3.4 percent effective Dec. 1, 1998, with the balance of gas cost deferrals to be recovered in future filings.

         In October 1998, NW Natural filed under its Washington PGA tariff to increase rates for Washington customers by an average of 5.8 percent. The WUTC approved the filing effective Dec. 1, 1998.

         The OPUC and WUTC have approved transportation tariffs under which NW Natural may contract with customers to deliver customer-owned gas. Under these tariffs, revenues from the transportation of customer-owned gas, except that of large industrial customers having the capability of bypassing NW Natural's system, generally are equivalent to the margins that would have been realized from sales of Company-owned gas. (See "Gas Supply -- Transportation" and "Competition and Marketing.")

         The OPUC and WUTC have implemented "integrated resource planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 1996 and 1997, respectively, the OPUC and the WUTC acknowledged and accepted NW Natural's submission of its third Integrated Resource Plan. Elements of the Plan included an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy. Although the OPUC's order acknowledging the Integrated Resource Plan does not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC indicated that it would give considerable weight in prudency reviews to utility actions that are consistent with acknowledged plans. NW Natural's fourth Integrated Resource Plan filing, originally scheduled for 1998, was deferred until 1999.

Competition and Marketing
-------------------------

         NW Natural has no direct competition in its service area from other natural gas distributors. For residential customers' heating needs, however, NW Natural competes with electricity, fuel oil, and, to a lesser extent, wood. It also competes with electricity and fuel oil for commercial applications. Competition among these forms of energy is based on price, reliability, efficiency and performance. In 1998, NW Natural maintained its competitive price advantage over electricity and approximate price parity with fuel oil in both the residential and commercial markets. Throughout 1998, natural gas rates continued to be substantially lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in NW Natural's Oregon service area. NW Natural believes that this rate advantage will continue for the foreseeable future.

         The relatively low saturation of natural gas in residential single-family and attached dwellings in NW Natural's service territory, estimated at between 35 and 40 percent, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential conversion market. In 1998, 18,545 net residential customers (after subtracting disconnected or terminated services) were added, including 8,479 units of existing residential housing which were reconnected to the system or were converted from oil or electric appliances to natural gas. Of the new heating conversions from other fuels, about 60 percent also converted to gas for water heating. In addition, 844 net commercial customers were connected in 1998. The net total of all new customers added in 1998, including industrial sales and transportation customers, was 19,386. This constituted a growth rate of 4.2 percent, more than twice the national average for local distribution companies as reported by the American Gas Association.

         Despite weather which was about 2 percent warmer than 1997, natural gas sales volumes to residential and commercial customers in 1998 were up about 3 percent over 1997, largely due to new customer acquisitions. For the year 1998, temperatures in NW Natural's service territory, based on heating degree days, were 5 percent warmer than the 20-year average.

         The Pacific Northwest has historically enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydropower facilities. With further deregulation in the energy business, the region is unlikely to experience the large drop in electric rates expected in other, high-cost areas of the country.

         Electric deregulation holds the prospect of changing the competitive landscape in the Northwest. Due to a number of environmental, economic and political limitations on the future use of the hydroelectric infrastructure that has dominated the Northwest energy supply for decades, several large gas-fired generation projects are being planned to meet the region's future electricity load growth. These projects could present opportunities for gas distributors to serve the new loads as well as challenges from gas marketers. The developers of generation projects often are affiliated with national multi-fuel marketers that hold strong positions in a number of geographical areas in both gas and electric markets. The availability of interstate pipeline capacity and gas storage capacity will play significant roles in the future development of generation projects.

         While the natural gas industry, including producers, interstate pipelines and local distribution companies (LDCs), has undergone many changes in its history, perhaps no era has brought greater change than the past decade. These changes, brought about by the deregulation or restructuring of the energy markets, are intended to promote competition where it is economically beneficial to consumers. The changes are continuing, though at different rates among the various regulatory jurisdictions throughout the country.

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

         Competition to serve the industrial and large commercial market in the Pacific Northwest has been relatively steady since the early 1990s in terms of numbers and types of competitors. Competitors consist of gas marketers, oil/propane sellers and electric utilities. Wood-based fuels continue to lose market share primarily due to environmental concerns and restrictions.

         Total industrial throughput, including both sales and transportation of firm and interruptible gas, was 585 million therms in 1998, up 1.0 percent from 579 million therms in 1997. This continued growth in industrial throughput despite a relatively soft regional economy in 1998 is an indication of the economic health and diversity of the region NW Natural serves. Industries serving foreign markets such as forest products, agriculture, metals and high technology suffered the most during the global economic slowdown that occurred in 1998. However, industries with strong domestic sales fared very well and continued to grow, and NW Natural serves a large group of medium-sized industrial customers with primarily national or regional market positions.

         Industrial firm gas sales and transportation deliveries during 1998 totaled 217 million therms, up 12 percent from 1997, reflecting the type of growth described among medium-sized industrial customers. This growth is especially noteworthy in view of the larger heating component of the load profiles of these customers and the permanent annual load loss in 1998 of 5 million therms due to the bypass of one medium-sized industrial customer. In 1998, 10 percent of total utility operating revenues and 19 percent of total therms delivered were derived from sales and transportation deliveries to industrial firm customers.

         Industrial interruptible gas sales and transportation deliveries during 1998 totaled 368 million therms, down 4 percent from 1997. Interruptible customers typically are larger volume customers with a heavy process load profile, and generally were the customers most affected by the recent downturn in international markets. In 1998, 4 percent of total utility operating revenues and 32 percent of total therms delivered were from sales and transportation deliveries to industrial interruptible customers.

         NW Natural and many of its largest industrial customers have entered into negotiated transportation service agreements. These agreements are designed to provide rates that are competitive with either: (1) the costs of alternative fuels, such as heavy oil; or (2) the customer's bypass alternatives. These agreements generally prohibit bypass during their terms. During 1998, NW Natural experienced its first customer loss due to bypass in nearly 10 years. Due to the cost pressures which confront a number of the Company's largest customers which compete globally, the risk of bypass continues to be a threat.

         Since 1994, NW Natural has been authorized by the OPUC to make upstream commodity sales and to release portions of its firm interstate pipeline capacity at discounted rates when seasonal demand is low. This authorization allows NW Natural to compete effectively with independent gas marketers. Sixty-seven percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these sales and capacity releases ($4.6 million in 1998) have been credited to Oregon core market customer gas costs, with the balance benefiting shareholders.

         During 1997, NW Natural entered into a marketing alliance with PacifiCorp. The purpose of the alliance was to provide electric and gas commodity services and other energy-related services to industrial and commercial customers in Oregon and Washington that were eligible for PGE's direct access pilot program. The alliance was successful in terms of the total number of customers served and total electricity sold. The alliance's business opportunities were significantly reduced at the end of 1998, however, with the termination of PGE's pilot program. In the absence of any further open access opportunities, the alliance will expire in mid-1999.

Environment
-----------

         NW Natural is subject to air, water, hazardous waste and other environmental regulation by state and federal authorities and has complied in all material respects with applicable regulations. Compliance with these regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position.

         NW Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. In 1993, pursuant to Oregon Department of Environmental Quality (ODEQ) procedures, NW Natural submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program and, in 1994, the site was listed on ODEQ's Confirmed Release List and Inventory. During 1995, initial tests revealed environmental contamination, but the extent or the estimated cost of remediation cannot yet be determined. During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River that includes the area adjacent to the site. Remediation of the site may be affected by the sediments management plan now being developed in response to the ODEQ/EPA sediments study.

         Since 1993, NW Natural has recorded an expense of $2.0 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and the voluntary investigation, plus an estimate for costs of the continuing investigation. NW Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

         In 1996, the Eugene Water and Electric Board (EWEB) asked NW Natural to participate in an investigation and potential remediation of a 1.5 acre site of a former manufactured gas plant in Eugene, Oregon. NW Natural purchased the property in 1958, after the plant had been converted to a liquid propane gas plant. It used the propane plant until 1960, when the distribution system was converted to natural gas, and continued to use the plant as a service center until its sale in 1976. Although NW Natural never operated the manufactured gas plant, EWEB has contended that NW Natural's activities on the site may have exacerbated prior contamination. To date, NW Natural has not agreed to participate in an investigation of the site and has not obtained sufficient information to determine the extent of its responsibility, if any, for remediation of the site.

Employees
---------

         At year-end 1998, NW Natural had 1,303 employees, of which 937 were members of the Office and Professional Employees International Union, Local No.
11. These union employees are working under a seven-year Joint Accord covering wages, benefits and working conditions which will expire Mar. 31, 2004.

ITEM 2.  PROPERTIES

         NW Natural's natural gas distribution system consists of approximately 11,100 miles of mains, as well as service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. NW Natural also holds all necessary permits for the crossing of the Willamette River and a number of smaller rivers by its mains.

         NW Natural owns service facilities in Portland, as well as various satellite service centers, garages, warehouses, and other buildings necessary and useful in the conduct of its business. It leases office space in Portland for its corporate headquarters. District offices are maintained on owned or leased premises at convenient points in the distribution system. NW Natural owns LNG facilities in Portland and near Newport, Oregon, and also owns underground natural gas reservoirs located near Mist, Oregon.

         NW Natural considers all of its properties currently used in its operations, both owned and leased, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

         NW Natural's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of the real property constituting its utility plant.

         NW Natural holds interests in 5,521 net acres of underground natural gas storage and 1,824 net acres of oil and gas leases in Oregon. Financial Corporation holds interests in United States oil and gas leases covering 4,659 net acres located in California, Wyoming, and Colorado. Canor holds interests in Canadian gas and oil leases covering 233,080 net acres in Alberta and Saskatchewan. Most Canadian gas production is sold under long-term contracts to markets in both Canada and the United States. NW Natural owns depleted gas reservoirs near Mist, Oregon, that will be developed as underground gas storage facilities. It also holds an option to purchase future storage rights in certain other areas of the Mist gas field. The Company also holds an equity investment in a Boeing 737-300 aircraft.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). The Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. NW Natural filed a petition for review of the Court of Appeals' decision by the Oregon Supreme Court. In August 1997, the Oregon Supreme Court agreed to hear the case on appeal and is expected to render a final ruling during 1999. NW Natural recorded a charge of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents a share, as a reserve against payment of the judgment, related costs and post-judgment interest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended Dec. 31, 1998.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

                        Age at
    Name            December 31, 1998    Positions held during last five years
    ----            -----------------    -------------------------------------

Richard G. Reiten          59            President (1996-  ); Chief Executive
                                            Officer (1997-  ); Chief Operating
                                            Officer (1996); President and Chief
                                            Operating Officer, Portland General
                                            Electric Company (1992-95).

Bruce R. DeBolt            51            Senior Vice President, Finance, and
                                            Chief Financial Officer (1990-  ).

Mark S. Dodson             53            Senior Vice President, Public Affairs
                                             and General Counsel 1998-  );
                                             Senior Vice President (1997);
                                             Partner, Ater Wynne Hewitt Dodson
                                             & Skerritt LLP (1981-97).

Stephen P. Feltz           43            Treasurer and Controller (1999-  );
                                             Assistant Treasurer (1996-99);
                                             Manager, General Accounting
                                             (1996-99).

Dwayne L. Foley            53            Senior Vice President (1999-  );
                                             Senior Vice President, Operations
                                             Support, and Chief Engineer
                                             (1997-99); Senior Vice President,
                                             Operations and Information
                                             Services(1992-97).

Michael S. McCoy           55            Senior Vice President, Customer and
                                             Utility Operations (1999- );
                                             Senior Vice President, Customer
                                             Services (1992-99).

W. Richard Harper, Jr.     45            Vice President, Energy Marketing and
                                             Supply (1997- ); Vice President,
                                             Industrial and District Operations
                                             (1995-97); General Manager,
                                             Industrial and Business
                                             Development (1992-95).

Diana J. Johnston          54            Vice President, Human Resources and
                                             Administrative Services (1996- );
                                             Vice President, Human Resources
                                             (1992-96).

Gregg S. Kantor            41            Vice President, Public Affairs and
                                             Communications (1998-  );Director,
                                             Public Affairs and Communications
                                             (1996-97); Principal, Kantor &
                                             Associates (1994-96); Manager,
                                             Economic Development, Portland
                                             General Electric Company
                                             (1991-94).

C. J. Rue                  53            Secretary (1982-  ); Assistant
                                             Treasurer (1987-  ).

D. James Wilson            59            Vice President (1999-  ); Treasurer
                                             and Controller (1987-99).


          Each executive officer serves successive annual terms; present terms end May 27, 1999.

          There are no family relationships among the Company's executive officers.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         (A) NW Natural's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market, which reports the daily high, low and closing transaction prices, as well as volume data, under the symbol "NWNG."

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

         The quarterly high and low closing trades for NW Natural's common stock, as quoted on the Nasdaq National Market and published in The Wall Street Journal and on Nasdaq's World Wide Web site, were as follows:


                     1998                             1997
              ------------------            ----------------------
Quarter Ended     High     Low                  High       Low
------------------------------------------------------------------

March 31         $30.75  $25.75                $25.38  $23.25
June 30           28.25   26.38                 26.88   23.13
September 30      28.00   24.25                 27.75   24.25
December 31       30.25   25.75                 31.25   24.38

     The closing quotation for the common stock on Dec. 31, 1998 was $25.875. On Dec. 31, 1997 the closing quotation was $31.00.

     (B) As of Dec. 31, 1998 there were 9,340 holders of record of the Company's common stock.

     (C) NW Natural has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

          Payment Date:                     1998                         1997
          -------------                     ----                         ----

          February 15                       $0.305                       $0.30
          May 15                            $0.305                       $0.30
          August 15                         $0.305                       $0.30
          November 15                       $0.305                       $0.305
                                            ------                       ------

          Total per share                   $1.22                        $1.205

         It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon NW Natural's earnings, its financial condition and other factors.

         NW Natural's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of NW Natural's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 1998, dividend reinvestments and optional cash investments under the Plan aggregated $5.3 million and resulted in the issuance of 194,835 shares of common stock. During the 21 years the Plan has been available the Company has issued and sold 3,594,945 shares of common stock which produced $75.4 million in additional capital.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.


Operating revenues and cost of sales ($000):      1998         1997       1996
                                                  ----         ----       ----
Sales revenues:
    Residential                               $   205,388  $  177,835   $183,802
    Commercial                                    117,889     100,677    104,582
    Industrial - firm                              34,303      27,025     30,672
    Industrial - interruptible                     15,337      13,944     17,097
    Unbilled revenues                               8,314       1,647      1,627
                                              -----------  ----------   --------
        Total gas sales revenues                  381,231     321,128    337,780
    Transportation                                 19,958      22,029     22,533
    Other                                           2,617       7,884      9,824
                                              -----------  ----------   --------
        Total utility operating revenues          403,806     351,041    370,137
Cost of gas                                       173,242     130,381    141,789
                                              -----------  ----------   --------
    Net utility operating revenues                230,564     220,660    228,348
Non-utility net operating revenues                 12,701       9,868     10,009
                                              -----------  ----------   --------

    Net operating revenues                    $   243,265  $  230,528   $238,357
                                              ===========  ==========   ========

Net income                                    $    27,301   $  43,059   $ 46,793
    Preferred and preference stock
     dividend requirements                          2,577       2,646      2,723
                                              -----------  ----------  ---------

Earnings applicable to common stock           $    24,724   $  40,413   $ 44,070
                                              ===========  ==========   ========

Average common shares outstanding (000)*           24,233      22,698     22,391
                                              ===========  ==========   ========

Basic earnings per share of common stock*           $1.02       $1.78      $1.97
                                              ===========  ==========  =========

Diluted earnings per share of common stock*         $1.02       $1.76      $1.94
                                              ===========  ==========  =========

Dividends per share of common stock*                $1.22      $1.205      $1.20
                                              ===========  ==========  =========

Total assets - at end of period ($000)         $1,191,736  $1,111,617   $988,869
                                               ==========  ==========   ========

Ratio of Earnings to Fixed Charges**                 2.12        2.99       3.53
                                                     ====        ====       ====



Operating revenues and cost of sales ($000):          1995           1994
                                                      ----           ----
Sales revenues:
    Residential                                     $165,662      $176,510
    Commercial                                        99,079       108,452
    Industrial - firm                                 31,268        34,443
    Industrial - interruptible                        24,113        27,361
    Unbilled revenues                                  1,173        (5,571)
                                                    --------      --------
        Total gas sales revenues                     321,295       341,195
    Transportation                                    16,650        14,702
    Other                                              9,411           429
                                                    --------      --------
        Total utility operating revenues             347,356       356,326
Cost of gas                                          142,025       162,437
                                                    --------      --------
    Net utility operating revenues                   205,331       193,889
Non-utility net operating revenues                     8,271        11,773
                                                    --------      --------

    Net operating revenues                          $213,602      $205,662
                                                    ========      ========

Net income                                          $ 38,065     $  35,461
    Preferred and preference stock
     dividend requirements                             2,806         2,983
                                                    --------     ---------

Earnings applicable to common stock                $  35,259     $  32,478
                                                   =========     =========

Average common shares outstanding (000)*              21,817        19,943
                                                   =========     =========

Basic earnings per share of common stock*              $1.62         $1.63
                                                   =========     =========

Diluted earnings per share of common stock*            $1.60         $1.61
                                                   =========     =========

Dividends per share of common stock*                   $1.18        $1.173
                                                   =========     =========

Total assets - at end of period ($000)             $ 929,277     $ 889,304
                                                   =========     =========

Ratio of Earnings to Fixed Charges**                    3.15          3.08
                                                        ====          ====


     * Years prior to 1996 have been restated to give effect to the three-for-two stock split in September 1996.

    ** Computed using the Securities and Exchange Commission method. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                                               1998        1997         1996
                                               ----        ----         ----
Capitalization - at end of period ($000):

    Common stock equity                     $412,404    $366,265     $346,778
    Redeemable preference stock               25,000      25,000       25,000
    Redeemable preferred stock                11,499      12,429       13,749
    Long-term debt                           366,738     344,303      271,838
                                            --------    --------     --------
        Total capitalization                $815,641    $747,997     $657,365
                                            ========    ========     ========

Gas sales and transportation deliveries
 (000 therms):
    Residential                              315,686     306,356      306,310
    Commercial                               229,124     225,249      225,115
    Industrial - firm                         87,275      84,523       91,122
    Industrial - interruptible                51,521      53,929       63,261
    Unbilled therms                            8,645       3,615        3,759
                                            --------    --------   ----------

        Total gas sales                      692,251     673,672      689,567

    Transportation                           446,165     440,452      410,062
                                          ----------    --------   ----------

        Total volumes delivered            1,138,416   1,114,124    1,099,629
                                           =========   =========    =========

Customers (average for period):
    Residential                              413,714     394,415      374,558
    Commercial                                50,469      48,232       46,355
    Industrial - firm                            404         411          409
    Industrial - interruptible                   114         119          131
    Transportation                               122         120          106
                                          ----------  ----------   ----------

        Total customers                      464,823     443,297      421,559
                                             =======     =======      =======

Customer statistics:
    Heat requirements***
        Actual degree days                     4,011       4,092        4,427
        20-year average degree days            4,234       4,264        4,273
    Average annual use per customer
        in therms:
        Residential                              749         777          823
        Commercial                             4,540       4,670        4,874

Gas purchased cost per therm - net (cents)     25.09       24.05        22.25
                                               =====       =====        =====


                                                    1995          1994
                                                    ----          ----
Capitalization - at end of period ($000):
    Common stock equity                          $323,552      $274,408
    Redeemable preference stock                    25,000        26,252
    Redeemable preferred stock                     14,840        15,950
    Long-term debt                                279,945       291,076
                                                 --------      --------
        Total capitalization                     $643,337      $607,686
                                                 ========      ========

Gas sales and transportation deliveries
 (000 therms):
    Residential                                   256,462       260,218
    Commercial                                    196,723       201,925
    Industrial - firm                              82,958        81,348
    Industrial - interruptible                     84,173        89,899
    Unbilled therms                                 4,946        (7,519)
                                                 --------       -------

        Total gas sales                           625,262       625,871

    Transportation                                379,116       364,461
                                                 --------       -------


        Total volumes delivered                 1,004,378       990,332
                                                =========       =======

Customers (average for period):
    Residential                                   355,427       338,053
    Commercial                                     44,740        43,367
    Industrial - firm                                 405           398
    Industrial - interruptible                        143           148
    Transportation                                     79            66
                                                ----------      --------

        Total customers                           400,794       382,032
                                                  =======       =======

Customer statistics:
    Heat requirements***
        Actual degree days                          3,779         4,020
        20-year average degree days                 4,306         4,324
    Average annual use per customer
        in therms:
        Residential                                   726           776
        Commercial                                  4,420         4,680

Gas purchased cost per therm - net (cents)          20.67         23.44
                                                    =====         =====

*** A degree day is the measure of the coldness of the weather experienced based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The consolidated financial statements include:
         Regulated utility:
                  Northwest Natural Gas Company (NW Natural)
         Non-regulated subsidiary businesses:
                  NNG Financial Corporation (Financial Corporation), a
                  wholly owned subsidiary
                  Canor Energy, Ltd. (Canor), a majority-owned subsidiary Oregon Natural Gas Development Corporation (Oregon Natural)- merged with and into NW Natural during the second quarter of 1996

         Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Note 2 to the Consolidated
Financial Statements).

                  The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended December 31, 1998.

Forward-Looking Statements
--------------------------

                  This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC), with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) weather conditions and other natural phenomena;
(iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers;
(v) pricing of natural gas relative to other energy sources; (vi) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation;
(vii) unanticipated changes in operating expenses and capital expenditures;
(viii) capital market conditions; (ix) competition for new energy development opportunities; (x) legal and administrative proceedings and settlements; and
(xi) estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described further herein. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

Earnings and Dividends
----------------------

                  The Company's earnings applicable to common stock in 1998 were $24.7 million, down from $40.4 million in 1997 and $44.1 million in 1996. Earnings for 1998 were reduced by write-downs of subsidiary assets. Earnings for 1996 and 1997 were the highest and second highest on record for the Company. Earnings for both 1998 and 1997 were reduced by warmer than normal weather, the effect of which was partially offset by additional sales from customer growth. 1996 earnings reflected both colder weather and customer growth.

                   Diluted earnings per share from consolidated operations were $1.02 a share in 1998, down from $1.76 a share in 1997 and $1.94 a share in 1996.

                  NW Natural earned $1.44 a share from gas utility operations in 1998, compared to $1.70 in 1997 and $1.87 in 1996. Weather conditions in its service territory in 1998 were 2 percent warmer than in 1997 and 5 percent warmer than the 20-year average. Weather in 1997 was 8 percent warmer than 1996 and 4 percent warmer than the 20-year average. The estimated weather-related decrease in net operating revenues (margin) during 1998 was equivalent to about 9 cents a share compared to actual conditions during 1997. The weather-related decrease in margin in 1997 was equivalent to about 24 cents a share as compared to actual conditions in 1996.

                  Customer growth of 4.2 percent during 1998 contributed an estimated $11.6 million to 1998 margin. Customer growth of 5.7 percent during both 1997 and 1996 contributed an estimated $12.7 million to 1997 margin and $10.9 million to 1996 margin.

                  Earnings in 1998 from NW Natural's non-utility operations other than the subsidiaries included 15 cents a share due to a transaction involving Canor (see "Subsidiary Operations" and "Other Income (Expense)," below).

                  Subsidiary results for 1998 were equivalent to a loss of 56 cents a share, compared to earnings of 8 cents a share in 1997 and 10 cents in 1996. The loss in 1998 includes write-downs of subsidiary assets totaling $19.4 million, equivalent to 50 cents a share. 1997 results included a $1.1 million gain from the sale of an interest in a California solar electric partnership. The decrease in 1997 from 1996 was primarily due to a one-time gain in 1996 of $2.9 million from the sale of underground storage assets to NW Natural, offset by a $1.3 million impairment loss on producing wells and a $1.0 million write-down of unproven properties.

                  1998 was the 43rd consecutive year in which the Company's dividends paid have increased. Dividends paid on common stock were $1.22 a share in 1998 compared to $1.205 in 1997 and $1.20 in 1996.

Results of Operations
---------------------

         Regulatory Matters
         ------------------

                  NW Natural provides gas utility service in Oregon and Washington, with Oregon representing approximately 93 percent of its revenues. Future earnings and cash flows from utility operations will be determined for the most part by the pace of continued growth in the residential and commercial markets, by NW Natural's ability to remain price competitive in the large industrial market, by its ability to control expenses, and by its ability to obtain timely regulatory ratemaking treatment for investments made in utility plant.

                  NW Natural currently has no competition from other gas utility distributors in the territory it serves. However, it competes with Williams Northwest Pipeline (WNP), formerly Northwest Pipeline Corporation, to serve large industrial customers; with oil and electricity for industrial and commercial uses; and with oil, electricity, and wood for residential use. The Pacific Northwest has historically enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydropower facilities. With further deregulation in the energy business, the market for energy will become more competitive, but the Northwest is unlikely to experience the large drop in electric rates that other, high cost areas of the country are anticipating. In 1998, NW Natural maintained its competitive advantage over electricity and approximate price parity with fuel oil in the residential and commercial markets.

                  The OPUC approved rate increases averaging 3.4 percent, 6.1 percent and 11.4 percent effective, respectively, Dec. 1, Apr. 1 and Jan. 1, 1998, and rate decreases averaging 3.6 percent effective Dec. 1, 1996. These rate changes reflected changes in NW Natural's purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts and the removal of temporary rate adjustments effective the previous year.

                  The WUTC approved rate increases averaging 5.8 percent and
10.5 percent effective Dec. 1, 1998 and 1997, respectively, and rate decreases averaging 4.9 percent effective Dec. 1, 1996. These rate changes primarily reflected changes in NW Natural's purchased gas costs. In October 1997, the WUTC approved a general rate increase averaging 3 percent for NW Natural's customers in Washington and authorized a rate of return on common equity of 11.25 percent.

                  None of the rate increases and decreases discussed above had a material effect on net income.

                  In October 1998, NW Natural filed its first general rate case in Oregon since 1989. The filing proposes a revenue increase of $14.7 million per year from Oregon operations through rate increases averaging 3.8 percent. The proposed increase is designed to cover the costs of the additional gas storage at Mist, NW Natural's new customer information system (CIS), and the Year 2000 project. In November 1998, the OPUC suspended the proposed rate increase for investigation and hearings.

         Comparison of Gas Operations
         -----------------------------

                  The following table summarizes the composition of gas utility volumes and revenues for the three years ended December 31:


Thousands                                1998                 1997
(Except customers and degree days)
----------------------------------------------------------------------------

Gas Sales and Transportation Volumes (Therms):
----------------------------------------------
Residential and commercial sales       544,810               531,605
Unbilled volumes                         8,645                 3,615
                                     ---------               -------
Weather-sensitive volumes              553,455     49%       535,220     48%
Industrial firm sales                   87,275      8%        84,523      7%
Industrial interruptible sales          51,521      4%        53,929      5%
                                     ---------              ---------
Total gas sales                        692,251               673,672

Transportation deliveries              446,165     39%       440,452     40%
                                     ---------    ----       -------    ----

Total volumes sold and delivered     1,138,416    100%     1,114,124    100%
                                     =========    ====     =========    ====

Utility Operating Revenues:
--------------------------
Residential and commercial
   revenues                           $323,277             $278,512
Unbilled revenues                        8,314                1,647
                                   -----------          -----------
Weather-sensitive revenues             331,591     82%      280,159      80%
Industrial firm sales revenues          34,303      8%       27,025       8%
Industrial interruptible sales
   revenues                             15,337      4%       13,944       4%
                                    ----------           ----------
Total gas sales revenues               381,231              321,128

Transportation revenues                 19,958      5%       22,029       6%
Other revenues                           2,617      1%        7,884       2%
                                    ----------   -----   ----------    -----

Total utility operating revenues      $403,806    100%     $351,041     100%
                                    ==========    ====   ==========     ====

Cost of gas sold                      $173,242             $130,381
                                    ==========           ==========

Total number of customers
(end of period)                        477,407              458,021
                                    ==========           ==========

Actual degree days                       4,011                4,092
                                    ==========           ==========

20-year average degree days              4,234                4,264
                                    ==========           ==========




Thousands                                 1996
(Except customers and degree days)
------------------------------------------------------------

Gas Sales and Transportation Volumes (Therms):
----------------------------------------------
Residential and commercial sales        531,425
Unbilled volumes                          3,759
                                        -------
Weather-sensitive volumes               535,184       49%
Industrial firm sales                    91,122        8%
Industrial interruptible sales           63,261        6%
                                       --------
Total gas sales                         689,567

Transportation deliveries               410,062       37%
                                       ---------     ----

Total volumes sold and delivered      1,099,629      100%
                                      =========      ====

Utility Operating Revenues:
---------------------------
Residential and commercial
   revenues                            $288,384
Unbilled revenues                         1,627
                                       --------
Weather-sensitive revenues              290,011       78%
Industrial firm sales revenues           30,672        8%
Industrial interruptible sales
   revenues                              17,097        5%
                                       --------
Total gas sales revenues                337,780

Transportation revenues                  22,533        6%
Other revenues                            9,824        3%
                                     ----------    ------

Total utility operating revenues       $370,137      100%
                                       ========      ====

Cost of gas sold                       $141,789
                                       ========

Total number of customers
(end of period)                         433,169
                                       ========

Actual degree days                        4,427
                                       ========

20-year average degree days               4,273
                                       ========

                  Residential and Commercial
                  --------------------------


                  Customer growth continues at a rapid rate relative to others in the industry. The 19,386 customers added since Dec. 31, 1997 represent a growth rate of 4.2 percent, compared to the record growth rate of 5.7 percent in both 1997 and 1996. In the three years ended Dec. 31, 1998, more than 67,000 customers were added to the system, representing an average annual growth rate of 5.2 percent.

                  Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to and revenues derived from these customers.

                  Weather conditions were 5 percent warmer than average in 1998, 4 percent warmer than average in 1997, and 4 percent colder than average in 1996. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather in 1998 was 2 percent warmer than in 1997 and 1997 was 8 percent warmer than 1996.

                  The volumes of gas sold to residential and commercial customers during 1998 increased 3 percent as compared to 1997, reflecting continued customer growth offset by warmer weather. Related revenues increased 18 percent due to increased volumes and the rate increases effective in late 1997 and 1998. Revenue from residential and commercial customers was down 3 percent in 1997 as compared to 1996 primarily due to the rate decreases effective Dec. 1, 1996.

                  In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

                  Industrial Sales, Transportation and Other Revenues
                  ---------------------------------------------------

                  Total volumes of gas delivered to industrial customers were 1 percent higher in 1998 than in 1997 and 3 percent higher in 1997 than in 1996. However, the combined margin from industrial sales and transportation decreased by 7 percent in 1998 from 1997 and by 5 percent in 1997 from 1996.

                  The decrease in industrial margin despite increased volumes in both 1998 and 1997 reflects the effect of low oil prices on an industrial schedule in which rates vary with oil prices, and transfers of some industrial customers to rate schedules or special contracts with lower margins. In addition, NW Natural lost one large industrial customer to a bypass of its system in 1998 after experiencing no losses due to bypass in either 1997 or 1996. Although NW Natural does not expect a significant number of its large customers to bypass its system in the foreseeable future, it may experience further deterioration of margin associated with customers' transfers to contracts with pricing designed to be competitive with the capital and operating costs of direct connections to WNP's system.

                  Other revenues are primarily related to adjustments in regulatory accounts (see Note 1 to the Consolidated Financial Statements). In 1998, other revenues included the deferral of $2.0 million in revenue reductions required under a settlement approved by the OPUC as part of the Jan. 1, 1998 rate changes, offset by $3.1 million from the amortization of property tax savings and $1.4 million from amortizations of other regulatory accounts.

                  In 1997, other revenues included $6.1 million from the amortization of property tax savings and $1.2 million from the amortization of Oregon income tax savings. In 1996, other revenues included $4.0 million from the amortization of property tax savings, $1.6 million from regulatory amortizations, and non-recurring gains totaling $1.6 million from the resolution of two regulatory issues before the OPUC.

                  Cost of Gas
                  -----------

                  NW Natural's cost per therm of gas sold was 29 percent higher in 1998 than in 1997, primarily due to higher prevailing prices in the natural gas commodity market. Its cost of gas sold was 6 percent lower in 1997 than in 1996. The cost per therm of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization, regulatory deferrals and company use. The cost of gas sold was reduced by off-system gas sales of $4.6 million in 1998 compared to $2.3 million in 1997 and $1.2 million in 1996. Under an agreement with the OPUC, revenues from these sales are treated as a reduction of gas costs.

                  NW Natural has a Purchased Gas Cost Adjustment (PGA) tariff under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. Effective Jan. 1, 1998, the incentive formula for deferred gas costs under its PGA tariff in Oregon was modified so that NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections. The remaining 67 percent of the higher or lower gas costs are recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. In 1997 and 1996, NW Natural absorbed 20 percent of its higher cost of gas sold, while the remaining 80 percent of higher gas costs was recorded as deferred debits.

         Subsidiary Operations
         ---------------------

                  Consolidated results for the subsidiaries in 1998 were losses of $13.8 million, equivalent to 56 cents a share, compared to earnings of $1.8 million, or 8 cents a share, in 1997 and $2.2 million, or 10 cents a share, in 1996 (see Note 2 to the Consolidated Financial Statements).

                  Subsidiary results in 1998 included asset write-downs totaling $19.4 million, equivalent to 50 cents a share for NW Natural. Operating results without the asset write-downs were a loss of $1.4 million, equivalent to 6 cents a share.

                  Financial Corporation recorded asset impairment charges in 1998 totaling $16.6 million, equivalent to 43 cents a share. The charges resulted from the application of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to Financial Corporation's limited partnership investments in solar electric, wind-power electric and hydroelectric generation projects in California. The determinations of impairments for Financial Corporation's assets resulted from lower estimates of prices for future sales of electricity from the partnerships' power projects.

                  Financial Corporation's operating results in 1998 were net income of $0.1 million, compared to $1.6 million in 1997 and $1.0 million in 1996. The declines in Financial Corporation's ongoing operations from 1997 to

1998 and from 1996 to 1997 were primarily due to weaker operating results from its investments in the limited partnerships. Its 1997 results included a $1.1 million gain from the sale of an interest in a solar electric partnership.

                  NW Natural's share of Canor's results for 1998 was a loss of $3.2 million, compared to income of $0.2 million in 1997 and $0.5 million in 1996. Results for 1998 included asset write-downs totaling $2.8 million, equivalent to 7 cents a share for NW Natural. Approximately half of the write-downs were asset impairment charges due to the application of SFAS No. 121, resulting from the impact of low oil prices on Canor's oil properties in Alberta. The other write-downs were due to determinations that some oil and gas wells were no longer productive because of water encroachment. Canor's 1997 results included a $0.9 million write-down of unproven properties, while its 1996 results included $0.9 million in asset impairment charges under SFAS
No. 121.

                  In March 1998, Canor purchased the stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (NI). Canor was then amalgamated with Southlake. The resulting company is owned 66 percent by NW Natural and 34 percent by NI Canada ULC, another indirect subsidiary of NI. For financial reporting purposes, Canor's operating revenues and expenses are included in full in the Company's Statement of Income. The 34 percent portion of Canor's results applicable to the minority interest is included in Other Income (Expense) as a reduction in the case of earnings, or as an increase in the case of losses.

                  Oregon Natural earned $0.7 million in 1996, including a one-time gain of $2.9 million from the sale of underground storage assets to NW Natural. The gain was partially offset by charges totaling $2.3 million for asset impairments and write-downs of unproven properties. Oregon Natural was merged into NW Natural during 1996, thereby effecting the transfer of certain assets, including the stock of Canor, to NW Natural.

                  The Company's investments in its subsidiaries at Dec. 31, 1998 were $31.9 million for Canor and $6.6 million for Financial Corporation, compared to $19.8 million for Canor and $17.3 million for Financial Corporation at Dec. 31, 1997. The increase in the Company's investment in Canor includes $11.8 million converted to equity from inter-company debt at the time of Canor's amalgamation with Southlake.

         Operating Expenses
         -------------------

                  Operations and Maintenance
                  --------------------------

                  Consolidated operations and maintenance expenses were $8.0 million, or 10 percent, higher in 1998 than in 1997. NW Natural's operations and maintenance expenses increased $4.1 million, or 6 percent, compared to 1997 due to higher accruals for uncollectible accounts ($1.4 million); maintenance expenses for a new customer information system (CIS) ($1.1 million); amortizations of Year 2000 costs ($0.8 million); higher market development expenses ($0.4 million); and employee severance charges ($0.6 million). Subsidiary expenses increased $3.9 million, or 94 percent, in 1998 compared to 1997 due to the inclusion in this category of all of the expenses for Canor following the Canor/Southlake amalgamation.

                  Operations and maintenance expenses in 1997 were $2.3 million lower than in 1996 primarily due to a one time charge of $4.9 million in 1996 for 1995 litigation (see "Chase Gardens Litigation," below), offset by increases in customer service and market development expense ($2.9 million); electronic and network services ($0.6 million); and environmental investigation and remediation charges ($0.6 million). Subsidiary expenses decreased $0.2 million, or 6 percent, in 1997 compared to 1996 primarily due to a decline in Oregon Natural's production costs.

                  Chase Gardens Litigation
                  ------------------------

                  In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). The Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. NW Natural filed a petition for review of the Court of Appeals' decision by the Oregon Supreme Court. In August 1997, the Oregon Supreme Court agreed to hear the case on appeal and is expected to render a final ruling during 1999. NW Natural recorded a charge of $5.6 million in 1996, equivalent to 15 cents a share, as a reserve against payment of the judgment, related costs and post-judgment interest.

                  Taxes Other Than Income
                  -----------------------

                  Taxes other than income, which are comprised of property, franchise, payroll and other taxes, increased $2.0 million, or 10 percent, in 1998. Property tax expense was $0.9 million, or 12 percent higher than in 1997, due to more plant in service. Franchise taxes, which are based on gross revenues, increased $1.1 million, reflecting higher revenues due to rate increases effective Jan. 1, Apr. 1 and Dec. 1, 1998.

                  Taxes other than income declined $1.6 million, or 8 percent, in 1997. NW Natural's property taxes decreased $1.6 million, or 17 percent due to settlements reached in 1996 relating to property valuations and regulatory treatment of reduced property taxes. Franchise taxes decreased $0.3 million, or 4 percent, paralleling the percentage decrease in gas sales revenues from 1996 to 1997. The decrease in franchise taxes was offset by an increase in payroll taxes and regulatory fees.

                  Depreciation, Depletion and Amortization
                  ----------------------------------------

                  Depreciation, depletion and amortization expense increased $11.2 million, or 25 percent, in 1998 compared to 1997, and $1.6 million, or 4 percent, in 1997 compared to 1996. NW Natural's depreciation expense increased by $4.9 million from 1997 to 1998 due to an additional $92.4 million of utility plant placed in service. The new CIS, placed in service in the fourth quarter of 1997, increased depreciation expense by $2.2 million compared to 1997. NW Natural's depreciation expense increased by $3.1 million in 1997 compared to 1996, primarily due to an additional $111.1 million of utility plant placed in service in 1997.

                  Depreciation, depletion, and amortization expense for the subsidiaries increased $6.3 million in 1998. Canor's depreciation expense increased $6.3 million due in part to an increase in total assets after the Canor/Southlake amalgamation. Depreciation expenses for Canor also included $4.2 million for asset write-downs (see "Subsidiary Operations," above). Depreciation, depletion and amortization expense for the subsidiaries decreased $1.5 million in 1997 compared to 1996. Depreciation expense for 1997 included charges of $1.7 million recorded by Canor for the write-down of unproven properties and abandonment of dry wells.

         Other Income (Expense)
         ----------------------

                  The variations in other income (expense) during the past three years resulted primarily from non-recurring items. In 1998, NW Natural recorded as other income a $3.5 million gain, equivalent to 15 cents a share, from the amalgamation of Canor with Southlake. The resulting gain was not subject to U.S. income tax. Other income (expense) for 1998 also includes the $16.6 million in asset write-downs recorded by Financial Corporation under SFAS No. 121 (see "Subsidiary Operations," above). In 1996, Oregon Natural recorded a $2.9 million gain on the sale of its underground storage facilities to NW Natural.

                  Other income now includes interest income on deferred regulatory accounts; other income for prior years has been reclassified to conform to this presentation. Prior to Jan. 1, 1998, interest accrued on deferred regulatory accounts was included in miscellaneous operating income or was treated as an adjustment to the cost of gas.

         Interest Charges
         ----------------

                  Interest charges increased $3.3 million, or 11 percent, in 1998 compared to 1997 due to a $16.4 million increase in long-term debt and an increase in NW Natural's average balance of commercial paper outstanding from $45.8 million in 1997 to $53.1 million in 1998. The increases in commercial paper and long-term debt balances were due to increased gas costs, construction spending to fund customer growth and other spending for general corporate purposes.

                  Interest charges in 1997 increased $2.7 million, or 10 percent, compared to 1996. The 1997 increase also resulted from higher long-term and short-term debt balances due to the financing of NW Natural's $117 million utility construction program and $28.6 million in deferred gas costs.

                  Allowance for Funds Used During Construction (AFUDC) represents the cost of funds used during the construction of utility plant (see
Note 1 to the Consolidated Financial Statements). In 1998, AFUDC reduced interest expense by $1.4 million compared to $1.7 million in 1997 and $0.8 million in 1996. The weighted average AFUDC rates were 5.5 percent in 1998, 5.8 percent in 1997, and 8.9 percent in 1996 (See "Financing Activities," below).

         Income Taxes
         ------------

                  The effective corporate income tax rates for 1998, 1997 and 1996 were 31 percent, 33 percent and 37 percent, respectively. The lower rate in 1998 was due primarily to the non-taxable gain from Canor's amalgamation with Southlake (see "Subsidiary Operations," and "Other Income (Expense)," above), and in part to permanent tax savings resulting from a change in book depreciation rates and increased tax credits. The effective tax rate in 1997 was lower than the statutory rate due to permanent tax savings from the change in book depreciation rates, an increase in tax credits and a reversal of amounts previously recorded for the California solar energy investment sold (see Note 7 to the Consolidated Financial Statements).

         Redeemable Preferred and Preference Stock Dividend Requirements
         ---------------------------------------------------------------

                  Redeemable preferred and preference stock dividend requirements for 1998 were lower by $0.1 million, or 3 percent, compared to 1997, due to sinking fund redemptions. The 1997 requirements were lower by $0.1 million, or 3 percent, due to sinking fund redemptions and the redemption of the $4.68 Series of redeemable preferred stock.

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

       Cash Flows
       ----------

                  Operating Activities
                  --------------------


                  Operating activities provided net cash of $66.9 million in 1998 compared to $45.8 million in 1997. The 46 percent increase was due to increased cash from operations ($26.6 million), offset in part by higher working capital requirements ($5.5 million). The increase in cash from operations compared to 1997 was primarily due to lower deferred gas costs receivable ($37.5 million), an increase in depreciation, depletion and amortization expense ($11.2 million) and non-cash investment losses including the asset write-downs by Financial Corporation ($16.0 million). The increase in cash from operations was offset by lower net income ($15.8 million), a reduction in deferred taxes and investment tax credits ($17.0 million) and a gain on sale of assets ($2.9 million). The increase in working capital requirements was due to increases in accounts receivable ($9.5 million) and accrued unbilled revenue ($8.8 million) which were offset by a reduction in accounts payable ($3.3 million) and other current assets and liabilities ($9.5 million).

                  Cash provided by operating activities in 1997 was $45.8 million, 49 percent lower than in 1996. The decrease was primarily due to an increase in deferred gas costs ($36.7 million) and a decrease in accounts payable ($6.0 million).

                  The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Note 12 to the Consolidated Financial Statements).

                  Investing Activities
                  --------------------

                  Cash used in investing activities declined $25.5 million, from $124.1 million in 1997 to $98.6 million in 1998. NW Natural's capital expenditures totaled $80.0 million, down $35.9 million, or 31 percent, from 1997. The decrease in cash requirements for utility construction resulted from completion of the new CIS ($14.0 million), a gas storage expansion project (Mist Storage II) ($5.2 million) and several special projects ($5.9 million); lower replacement and reinforcement expenditures ($1.5 million); a land purchase for a new service center in 1997 ($1.6 million); reduced expenditures for computer hardware and software ($1.1 million); and lower construction overhead ($2.0 million).

                  Cash requirements for NW Natural's capital program in 1997 totaled $115.9 million, up $32.5 million, or 39 percent, from 1996. The increase included expenditures for Mist Storage II ($10.8 million); completion of the new CIS ($7.9 million); transportation equipment ($2.2 million); expansion and reinforcement of the gas distribution system to accommodate customer growth ($3.2 million); land purchases for the new service center ($1.6 million); and the upgrading of other computer system hardware and software ($1.5 million).

                  NW Natural's construction expenditures are estimated at $110 million for 1999. Over the five year period 1999 through 2003, these expenditures are estimated at between $500 million and $550 million. The high level of capital expenditures over the next five years reflects projected high customer growth plus a major system reinforcement project and the development of additional underground storage facilities. An estimated 50 percent of the required funds is expected to be internally generated, with the remainder to be funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

                  In 1998, non-utility capital expenditures totaled $19.8 million. Canor invested $13.5 million in Canadian exploration and production properties. NW Natural's non-utility expenditures totaling $6.3 million included expenditures relating to a contract for the construction of a new headquarters building for the Port of Portland on land currently owned by NW Natural ($6.0 million) and additions to existing facilities ($0.3 million).

                  NW Natural invested $3.0 million in both 1996 and 1997 in Canor's exploration and production program to supplement Canor's internally generated funds. During 1998, NW Natural converted to equity $11.8 million of intercompany loans to Canor.

                  Financing Activities
                  --------------------

                  Cash provided by financing activities in 1998 totaled $32.3 million, down from $76.8 million in 1997. Proceeds from the sales of $22 million, $10 million and $20 million of Medium-Term Notes, Series B, in March, June and November 1998, respectively, and $44.7 million from the negotiated public offering and sale of 1,725,000 shares of NW Natural's common stock in April 1998, were used in part to reduce long-term debt ($35.0 million) and short-term debt ($2.0 million).

                  Cash provided by financing activities in 1997 totaled $76.8 million, compared to cash used for financing of $6.5 million in 1996. The primary financing activities in 1997 which accounted for the change from 1996 were NW Natural's sale of $90 million of its Medium-Term Notes and the net issuance of $39.3 million of commercial paper, partially offset by the redemption of $27 million of Medium-Term Notes and First Mortgage Bonds.

         Ratios of Earnings to Fixed Charges
         -----------------------------------


                  For the years ended Dec. 31, 1998, 1997 and 1996, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.12, 2.99 and 3.53, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges. Fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

         Year 2000 Readiness
         -------------------

                  Overview
                 ---------

                  The Company has identified and is in the process of correcting the information technology (IT) and non-IT systems within its control that could be affected by the Year 2000 issue. In early 1997, NW Natural established a Year 2000 Project Office with technical specialists experienced in the Year 2000 issue, sponsored by two senior executives.

                  The Company's objective in its Year 2000 project is to reduce the risk of business disruption or serious financial loss due to IT and non-IT systems failures relating to the Year 2000 issue. In November 1997, NW Natural replaced its largest application, its customer information system for residential and small commercial customers incorporating billing, customer order, credit and other programs, with a fully Year 2000-ready system. Additional project work includes maintaining and managing the inventory of its date-sensitive IT and non-IT systems; researching and managing the degree of Year 2000 readiness of IT and non-IT systems of the suppliers and vendors with whom it has material relationships; identifying and assessing the cost of renovating or replacing non-IT systems within its control that could be affected by the Year 2000 issue; assigning risk ratings to its IT and non-IT systems in order to prioritize renovation and replacement efforts; and developing contingency plans for high-risk systems or vendor products where products are known to be non-compliant or readiness levels cannot be independently verified.

                  Readiness of Systems
                  --------------------

                  The Year 2000 project office has achieved various stages of correction for impacted IT systems and non-IT equipment and, overall, NW Natural has maintained and expects to continue its planned schedule for correction. NW Natural plans to complete renovations of its internal applications with the highest risk ratings by Jun. 30, 1999, and to evaluate and develop appropriate plans to renovate or address risks of failure in its remaining lower-risk systems by the end of 1999.

                  Among 48 applications originally identified for internal renovation, 22 percent had been completed through construction, testing and implementation as of Dec. 31, 1998. Eighty-eight percent of the high priority applications either were complete or had been identified for replacement or retirement.

                  NW Natural has been developing a new billing system for industrial and large commercial (I&C) customers to replace an existing system that is not Year 2000 compliant. The development project for the new I&C system is on schedule, but the Company has implemented a contingency plan by reviewing coding designs, staffing availability and cost estimates for the renovation of the existing system so that it could be ready by year-end. This effort may be terminated at any time if it appears that the I&C replacement project is reaching its key milestones on schedule for completion by October 1999.

                  Suppliers and Vendors
                  ---------------------

                  NW Natural is evaluating the status of Year 2000 compliance efforts of critical suppliers and vendors. These contacts include written communication or face-to-face meetings with providers of interstate capacity and storage, natural gas suppliers, financial institutions and electric and telephone companies. In addition, the project office is currently investigating 570 vendor-supplied products. Of these products, 386 products either have been determined to be compliant, or have been represented by the vendors to be compliant if used in connection with other compliant systems. Another 119 products were deemed non-compliant and 65 products are under active investigation. If warranted, the Company will identify alternative vendor sources to the extent alternatives are available, and develop contingency plans for any critical vendor products considered at risk where alternatives are not available.

                  Risks and Contingency Planning
                  ------------------------------

                  The Company has not quantified its worst-case exposure from the Year 2000 issue, but the project office intends to make such estimates while prioritizing the highest-risk systems for correction.

                  With respect to its internal operations, NW Natural believes its most significant risks are its ability to render timely bills to its industrial and large commercial customers, its ability to use electronic devices to control and operate its distribution system and its ability to maintain continuous operation of its computer systems. In the event that any Year 2000-related problems may occur, the Company intends to implement contingency plans to mitigate the impact of such failures to the extent possible. These plans will include options for manual control and operation of the gas distribution system.

                  With respect to external factors, NW Natural relies on the suppliers of natural gas and interstate transportation to deliver natural gas to the Company's distribution system. External infrastructure such as electric and telephone service is necessary for the Company's basic operation as well as the operations of many of its customers. A failure by any of these critical vendors could challenge the Company's ability to meet the demands of its customers. As part of its normal business practice, however, NW Natural maintains plans to follow during emergency circumstances. These plans are incorporated into its contingency plan for potential Year 2000-related problems.

                  Financial Impact
                  ----------------

                  NW Natural's total estimated cost for its Year 2000 readiness program is $6.9 million. This amount includes its costs of assessment, planning, vendor management, project management and other project costs as well as the costs of renovating and testing internal applications. NW Natural's costs in 1997 and 1998 for Year 2000 activities totaled $4.1 million. Neither the total estimated cost nor the costs to date include the costs incurred in replacing NW Natural's customer information system or costs for other IT systems that are being replaced rather than renovated. In accordance with an order of the OPUC, NW Natural's incremental operating costs for Year 2000 readiness are being deferred and amortized over a five-year period.

                  Disclaimer
                  ----------

                  As a result of its Year 2000 program and the replacement of the residential and small commercial customer information system, the Company does not believe that, in the aggregate, Year 2000 issues will be material to its business, operations or financial condition. However, despite the Company's efforts, there can be no assurance that all material Year 2000 risks relating to systems within its control will have been adequately identified and corrected before the end of 1999. In addition, while the Company is in the process of researching the Year 2000 readiness of its suppliers and vendors, the Company can make no assurances regarding the Year 2000 compliance status of systems or parties outside its control, and currently cannot assess the effect on it of any non-compliance by such systems or parties.

                  The Year 2000 statements in this report are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act and are made to the best knowledge and belief of the Company.

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

                  During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River that includes the area adjacent to the site. Remediation of the site may be affected by the sediments management plan now being developed in response to the ODEQ/EPA sediments study.

                  Since 1993, NW Natural has recorded expenses of $2.0 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements and voluntary investigation, plus an estimate for costs of the continuing investigation. NW Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

                  NW Natural also is monitoring an environmental investigation of a site in Eugene, Oregon (see Note 12 to the Consolidated Financial Statements).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's primary market risk exposures associated with activities involving derivative financial instruments and other financial instruments are natural gas commodity price risk, foreign currency risk and interest rate risk.

            NW Natural uses derivative financial instruments as tools to mitigate certain of these market risks. NW Natural enters into such instruments for hedging purposes, not for trading purposes. Market risks associated with the derivative financial instruments are monitored by management personnel who do not directly enter into these contracts and by a committee of the Board of Directors.

            Canor also enters into derivative financial instruments for the purpose of hedging price risks associated with contractual gas purchase and sales commitments and natural gas production. Unrealized changes in the market value of these derivatives are recognized upon settlement along with the underlying hedged transactions.

Physical and financial commodity and foreign currency transactions
------------------------------------------------------------------

            NW Natural enters into short-term and long-term natural gas purchase contracts with demand and commodity fixed-price and variable-price components, along with associated short-term and long-term natural gas transportation contracts. Many of the purchases made under these contracts are in Canadian dollars and NW Natural uses foreign currency forward contracts to hedge against foreign exchange rate fluctuations.

            NW Natural historically has taken physical delivery of at least the minimum quantities specified in its natural gas purchase contracts. Many commodity purchase contracts provide for net settlement based on the difference between contract price and comparable market value should the contract minimum quantities not be delivered. Changes in the market value of these contracts are not recorded. Rather, actual costs are recorded when the contracted delivery is received. NW Natural's PGA mechanism in Oregon provides for the recovery from customers of actual commodity costs in comparison with established benchmark costs, except that NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections.

            The physical delivery gas purchase contracts are subject to annual re-pricing, a process that is intended to reflect anticipated market price trends during the next year. NW Natural has generally been able to obtain competitive prices for these purchases and in turn has provided competitive prices for sales to its customers. Market risk is typically managed on a contract by contract basis, subject to parameters established by the Board of Directors. NW Natural has established risk management processes, policies and procedures to monitor and control these market risks, including an objective that there be a balance between contracted minimum purchase quantities and expected demand.

            Because NW Natural considers all of the derivative financial instruments it uses to be hedges, it does not measure market risk on a daily basis. The only determination of market position for these contracts is mark-to-market. Management does not believe market valuation of the physical contracts would be warranted because the Company intends to take physical delivery of the commodity and the contracts are subject to annual re-pricing.

            At Dec. 31, 1998, differences between notional values and fair values with respect to NW Natural's open positions in derivative financial instruments were not material to the Company's financial position or results of operations. However, to the degree that market risks exist due to potential adverse changes in commodity prices and foreign exchange rates in relation to these financial and physical contracts, the Company considers the risks to be:

Commodity Price Risk
--------------------

            The prices of natural gas commodity are subject to fluctuations due to unpredictable factors including weather, pipeline transportation congestion and other factors that affect short-term supply and demand.

            The following table summarizes information with respect to transactions that are sensitive to commodity price risk. NW Natural uses natural gas commodity swap agreements to convert certain long-term gas purchase contracts from floating prices to fixed prices. As of Dec. 31, 1998, the Company had not entered into any natural gas commodity swaps or other derivative commodity instruments extending beyond the end of 1999. In the table, the notional quantity is the total volume of natural gas covered by these derivative commodity instruments, and the notional value of the gas is the sum of the notional quantities covered by each instrument times the respective strike (pay) price. The mark-to-market value is the sum of the notional quantities covered by each instrument times the market index (receive) prices applicable to such instrument as of Dec. 31, 1998. If all of the commodity swap agreements had been settled on that date, NW Natural would have realized a gain of $0.6 million.

                Estimated Mark-to-Market Value of Commodity Swaps
                -------------------------------------------------

-------------------------------------------------------------------------------
                                         Notional    Notional   Mark-to-market
                                         Quantity     Value         Value
                             Maturity    (MMMBtu)     ($000)       ($000)
-------------------------------------------------------------------------------
Natural gas                   1999       26,626      $50,085       $50,737
commodity swaps
-------------------------------------------------------------------------------

Foreign Currency Risk
---------------------

            The following table summarizes information with respect to transactions that are sensitive to foreign currency exchange rate risk. The costs of natural gas commodity and certain pipeline services are subject to changes in the value of Canadian currency in relation to U. S. currency. NW Natural uses foreign currency forward contracts to hedge against fluctuations in currency values with respect to its purchases of at least 80 percent of its estimated daily requirements for natural gas purchased from suppliers in Canada. As of Dec. 31, 1998, the Company had not entered into any derivative financial instruments relating to foreign currency exchange rates extending beyond the end of 1999. The fair value of these contracts is defined as the sum of the contract amounts covered by each contract times the respective settlement price if the contracts had been settled at Dec. 31, 1998. If all of the contracts had been settled on that date, NW Natural would have realized a negligible gain.

           Estimated Fair Value of Forward Currency Exchange Contracts
           -----------------------------------------------------------

-------------------------------------------------------------------------------
                                   Maturity Date         Total      Fair Value
                                       1999             ($000)         ($000)
                                  ---------------      --------     -----------
-------------------------------------------------------------------------------
Forward Exchange                    $12,115
Contracts
($000 Canadian)

Average Exchange                     1.5305
Rate

Forward Exchange                     $7,895            $7,895         $7,916
Contracts
($000 U.S.)
-------------------------------------------------------------------------------

Interest Rate Risk
------------------

            Interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to the issuance of commercial paper. NW Natural manages interest rate risk through the issuance of fixed-rate debt with varying maturities and the refunding of debt through optional redemption when interest rates are favorable. NW Natural had no derivative financial instruments to hedge interest rates in place at Dec. 31, 1998.

                  The following table summarizes information as of Dec. 31, 1998, with respect to financial instruments that are sensitive to changes in interest rates. Fair value for these instruments, all of which are fixed-rate long-term debt, is defined as the present value of the debt securities' future cash flows discounted at interest rates that reflect market conditions as of Dec. 31, 1998.

                     Estimated Fair Value of Long-Term Debt
                     --------------------------------------

------------------------------------------------------------------------------
                                                        There-         Fair
                1999    2000    2001    2002    2003    after  Total   Value
                ----    ----    ----    ----    ----    -----  -----   -----
------------------------------------------------------------------------------
Principal       $10.0   $10.0   $10.0   $30.0   $20.0   $287.0  $367.0  $425.0
amounts of
First Mortgage
Bonds and
Medium Term
Notes, by
maturity date
(Millions)

Weighted         7.69%   5.97%   8.47%   6.38%   6.40%   7.55%   7.38%
average
interest rate

------------------------------------------------------------------------------

Principal         --      --      --      --      --    $9.7    $9.7    $11.2
amount of
Convertible
Debentures
(Millions)

Weighted                                                        7.25%
average
interest rate

------------------------------------------------------------------------------
Total           $10.0   $10.0   $10.0   $30.0   $20.0   $296.7  $376.7  $436.2
(Millions)      -----   -----   -----   -----   -----   ------  ------  ------
------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

1.     Management's Responsibility for Financial Statements.............    38

2.     Independent Accountant's Reports.................................    39

3.     Consolidated Financial Statements:
       Consolidated Statements of Income for the Years
       Ended December 31, 1998, 1997 and 1996...........................    41

       Consolidated Statements of Earnings Invested in the Business
       for the Years Ended December 31, 1998, 1997 and 1996.............    42

       Consolidated Balance Sheets, December 31, 1998 and 1997..........    43

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997 and 1996.................................    45

       Consolidated Statements of Capitalization, December 31,
       1998 and 1997....................................................    46

       Notes to Consolidated Financial Statements.......................    47

4.     Quarterly Financial Information (unaudited)......................    65


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


                                                      /s/ Richard G. Reiten
                                                     --------------------------
                                                     Richard G. Reiten
                                                     President and
                                                     Chief Executive Officer


                                                     /s/ Bruce R. DeBolt
                                                     --------------------------
                                                     Bruce R. DeBolt
                                                     Senior Vice President,
                                                     Finance, and Chief
                                                     Financial Officer

                         Independent Accountant's Report


To the Board of Directors and
Shareholders of NW Natural

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Northwest Natural Gas Company (doing business as NW Natural) and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Portland, Oregon
February 19, 1999

INDEPENDENT AUDITORS' REPORT


To the Directors and Shareholders of
Northwest Natural Gas Company

We have audited the accompanying consolidated statements of income, earnings invested in the business, and cash flows of Northwest Natural Gas Company and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Northwest Natural Gas Company and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Portland, Oregon
February 12, 1997

                          NORTHWEST NATURAL GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, Except Per Share Amounts)


Year Ended December 31                        1998       1997         1996
-------------------------------------------------------------------------------
OPERATING REVENUES:
     Gross operating revenues               $416,689   $361,127     $380,199
     Cost of sales                           173,424    130,599      141,842
                                           ---------  ---------    ---------
              Net operating revenues         243,265    230,528      238,357

OPERATING EXPENSES:
     Operations and maintenance               85,882     77,879       80,218
     Taxes other than income taxes            21,939     19,952       21,597
     Depreciation, depletion and
      amortization                            55,822     44,619       43,047
                                           ---------  ---------    ---------

              Total operating expenses       163,643    142,450      144,862
                                            --------   --------    ---------

INCOME FROM OPERATIONS                        79,622     88,078       93,495
                                           ---------  ---------    ---------

OTHER INCOME (EXPENSE)                        (8,310)     4,570        7,352
                                           ---------- ---------   ----------

INTEREST CHARGES:
     Interest on long-term debt               27,567     24,918       23,176
     Other interest                            4,902      4,500        3,448
     Amortization of debt discount and
      expense                                    714        730          865
                                          ----------  ---------  -----------
              Total interest charges          33,183     30,148       27,489

     Allowance for funds used during
      construction                            (1,426)    (1,665)        (782)
                                          ----------- ---------  -----------
     Total interest charges-net               31,757     28,483       26,707
                                           ---------  ---------    ---------

INCOME BEFORE INCOME TAXES                    39,555     64,165       74,140

INCOME TAXES                                  12,254     21,106       27,347
                                          ----------  ---------    ---------

NET INCOME                                    27,301     43,059       46,793
     Redeemable preferred and preference
      stock dividend requirements              2,577      2,646        2,723
                                          ----------  ---------   ----------

EARNINGS APPLICABLE TO COMMON STOCK         $ 24,724   $ 40,413     $ 44,070
                                            ========   ========     ========
AVERAGE COMMON SHARES OUTSTANDING             24,233     22,698       22,391
                                           =========  =========    =========
BASIC EARNINGS PER SHARE OF COMMON STOCK       $1.02      $1.78        $1.97
                                               =====      =====        =====
DILUTED EARNINGS PER SHARE OF
 COMMON STOCK                                  $1.02      $1.76        $1.94
                                               =====      =====        =====
DIVIDENDS PER SHARE OF
 COMMON STOCK                                  $1.22     $1.205        $1.20
                                               =====     ======        =====


                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS
                                   (Thousands)
                             Year Ended December 31,

                               1998               1997              1996
                        ----------------  -----------------  ----------------

Earnings invested in
the business:
Balance at
 Beginning of Year    $113,098           $100,026            $106,549
Net Income              27,301  $27,301    43,059   $43,059    46,793  $46,793
Cash Dividends Paid:
   Redeemable
    preferred and
    preference stock    (2,587)            (2,660)             (2,735)
   Common stock        (29,615)           (27,321)            (26,836)
Common Stock Dividend        -                  -             (23,704)
Common Stock Expense    (1,684)                (6)                (41)
                      ---------           --------           ---------
Balance at End of     $106,513           $113,098            $100,026
 Year                 =========          =========           =========

Accumulated Other
 Comprehensive Income
  (Loss):
Balance at Beginning
 of Year              $ (2,235)          $ (1,650)           $  (898)
  Other comprehensive
   income (loss)-
       Foreign currency
        translation
        adjustment        (225)    (225)     (585)    (585)     (752)     (752)
                       -------- -------- --------- -------- --------- ---------
Comprehensive Income            $27,076             $42,474            $46,041
                                =======            ========           =========
Balance at End of
 Year                 $ (2,460)          $ (2,235)           $(1,650)
                      =========          =========          =========



                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)


December 31                                            1998            1997
------------------------------------------------------------------------------

ASSETS:
PLANT AND PROPERTY:
     Utility plant                                  $1,239,690      $1,164,499
     Less accumulated depreciation                     404,117         366,607
                                                    ----------      ----------

              Utility plant - net                      835,573         797,892
                                                    ----------      ----------

     Non-utility property                               89,050          52,422
     Less accumulated depreciation and
      depletion                                         29,927          22,843
                                                    ----------      ----------

              Non-utility property - net                59,123          29,579
                                                    ----------      ----------

              Total plant and property                 894,696         827,471
                                                    ----------      ----------

INVESTMENTS AND OTHER:
     Investments                                        15,898          34,148
     Long-term notes receivable                            816             978
                                                    ----------      ----------

              Total investments and other               16,714          35,126
                                                    ----------      ----------

CURRENT ASSETS:
     Cash and cash equivalents                           7,383           6,731
     Accounts receivable - customers                    49,023          40,673
     Allowance for uncollectible accounts               (1,547)         (1,253)
     Accrued unbilled revenue                           34,258          23,911
     Inventories of gas, materials and supplies         21,258          17,385
     Prepayments and other current assets               16,105          17,226
                                                    ----------      ----------

              Total current assets                     126,480         104,673
                                                    ----------      ----------

REGULATORY TAX ASSETS                                   56,860          56,860
                                                    ----------      ----------

DEFERRED GAS COSTS RECEIVABLE                           27,795          28,628
                                                    ----------      ----------

DEFERRED DEBITS AND OTHER                               69,191          58,859
                                                    ----------      ----------

              TOTAL ASSETS                          $1,191,736      $1,111,617
                                                    ==========      ==========



                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)



December 31                                        1998               1997
------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated
 Statements of Capitalization):
     Common stock                               $    78,701      $     72,404
     Premium on common stock                        229,650           182,998
     Earnings invested in the business              106,513           113,098
     Accumulated other comprehensive
      income (loss)                                  (2,460)           (2,235)
                                               -------------    --------------

         Total common stock equity                  412,404           366,265

     Redeemable preference stock                     25,000            25,000
     Redeemable preferred stock                      11,499            12,429
     Long-term debt                                 366,738           344,303
                                                -----------      ------------

         Total capitalization                       815,641           747,997
                                                -----------      ------------

MINORITY INTEREST                                    16,322                 -
                                               ------------      ------------

CURRENT LIABILITIES:
     Notes payable                                   87,264            89,317
     Accounts payable                                56,039            58,775
     Long-term debt due within one year              10,000            16,000
     Taxes accrued                                    7,486             4,656
     Interest accrued                                 6,204             6,058
     Other current and accrued liabilities           23,477            21,390
                                               ------------     -------------

         Total current liabilities                  190,470           196,196
                                                -----------      ------------

DEFERRED INVESTMENT TAX CREDITS                      11,248            11,949
                                               ------------     -------------

DEFERRED INCOME TAXES                               140,310           139,953
                                               ------------      ------------

REGULATORY LIABILITY AND OTHER                       17,745            15,522
                                              -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 12)                   -                 -
                                             --------------  ----------------

         TOTAL CAPITALIZATION
          AND LIABILITIES                        $1,191,736        $1,111,617
                                                 ==========        ==========




                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)


Year Ended December 31                         1998        1997          1996
-------------------------------------------------------------------------------

OPERATING ACTIVITIES:


     Net income                            $  27,301   $   43,059    $  46,793
     Adjustments to reconcile net
      income to net cash provided
      by operations:
           Depreciation, depletion
            and amortization                  55,822       44,619       43,047
           Gain on sale of assets             (3,782)        (849)      (2,897)
           Deferred income taxes
            and investment tax credits          (344)      16,609        4,108
           Equity in losses (earnings)
            of investments                    15,572         (468)        (773)
           Allowance for funds used
            during construction               (1,426)      (1,868)      (1,593)
           Deferred gas costs receivable         833      (36,686)     (11,856)
           Regulatory accounts and other
            - net                             (8,109)      (5,159)      (2,491)
                                             --------     --------     --------
                  Cash from operations
                   before working
                   capital changes            85,867       59,257       74,338
           Changes in operating assets
            and liabilities:
                  Accounts receivable - net   (8,056)       1,413       (6,448)
                  Accrued unbilled revenue   (10,347)      (1,571)        (847)
                  Inventories of gas,
                   materials and supplies     (3,873)      (2,946)        (185)
                  Accounts payable            (2,736)      (6,020)      23,011
                  Accrued interest and taxes   2,976        2,122       (6,306)
                  Other current assets and
                   liabilities                 3,108       (6,439)       6,377
                                             --------     --------     --------
           CASH PROVIDED BY OPERATING
            ACTIVITIES                        66,939       45,816       89,940
                                             --------     --------     --------
INVESTING ACTIVITIES:
     Acquisition and construction of utility
      plant assets                           (80,022)    (115,886)     (83,400)
     Investment in non-utility property      (19,780)      (9,229)      (3,246)
     Proceeds from sale of non-utility
      assets                                       -        1,014            -
    Investments and other                      1,226          (35)       3,682
                                             --------     --------     --------

           CASH USED IN INVESTING            (98,576)    (124,136)     (82,964)
                ACTIVITIES                   --------     --------     --------
FINANCING ACTIVITIES:
     Common stock issued                      52,384        6,465        5,690
     Redeemable preferred stock retired         (930)      (1,320)      (1,091)
     Long-term debt:
           Issued                             52,000       90,000       20,000
           Retired                           (35,000)     (27,000)     (22,000)
     Change in short-term debt                (2,054)      39,259       21,226
     Cash dividend payments:
           Redeemable preferred and
            preference stock                  (2,587)      (2,660)      (2,735)
           Common stock                      (29,615)     (27,321)     (26,836)
     Foreign currency translation and capital
      stock expense                           (1,909)        (591)        (793)
                                              -------     --------     --------
           CASH PROVIDED BY (USED FOR)
            FINANCING ACTIVITIES              32,289       76,832       (6,539)
                                              -------     --------     --------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     652       (1,488)         437

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR  6,731        8,219        7,782
                                              -------      --------     -------

CASH AND CASH EQUIVALENTS - END OF YEAR     $  7,383      $ 6,731      $ 8,219
                                            =========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Cash paid during the year for:
           Interest                       $   32,323    $  28,756      $25,846
           Income taxes                   $    8,205    $   7,288      $27,266

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
     Conversion to common stock:
           7-1/4 percent Series of
            Convertible Debentures        $      565    $     535       $1,107

                       ----------------------------------
                 See Notes to Consolidated Financial Statements

                         NORTHWEST NATURAL GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                        (Thousands, Except Share Amounts)


December 31                                1998                   1997
-------------------------------------------------------------------------------

COMMON STOCK EQUITY:
     Common stock - par value
      $3-1/6 per share; authorized
      60,000,000 shares:
      outstanding -
      1998, 24,853,121 shares;
      1997, 22,864,328 shares          $  78,701             $  72,404
     Premium on common stock             229,650               182,998
     Earnings invested in the
      business                           106,513               113,098
     Accumulated other
      comprehensive income (loss)         (2,460)               (2,235)
                                       ---------             ---------
              Total common stock         412,404      51%      366,265      49%
                  equity               ---------     ----    ---------     ----

REDEEMABLE PREFERENCE STOCK, authorized
     2,000,000 shares; $6.95 Series,
      stated value $100 per share;
         outstanding -
          1998, 250,000 shares;
          1997, 250,000 shares            25,000                25,000
                                       ---------             ---------
              Total redeemable
               preference stock           25,000       3%       25,000       3%
                                        ---------     ----    ---------     ---

REDEEMABLE PREFERRED STOCK, authorized
     1,500,000 shares; all outstanding
     series have a stated value of $100
     per share:
     $4.75   Series, outstanding -
       1998, 2,485 shares; 1997,
       4,285 shares                          249                  429
     $7.125 Series, outstanding -
       1998, 112,500 shares;
       1997, 120,000 shares               11,250               12,000
                                        --------             ---------
             Total redeemable preferred
              stock                       11,499       1%      12,429        2%
                                        --------       --    --------      ----

LONG-TERM DEBT:
     First Mortgage Bonds
     --------------------
         9-3/4% Series due 2015          50,000                 50,000
         9-1/8% Series due 2019               -                 20,000
     Medium-Term Notes
     -----------------
     First Mortgage Bonds:
         7.69% Series A due 1999         10,000                 10,000
         5.96% Series B due 2000          5,000                  5,000
         5.98% Series B due 2000          5,000                  5,000
         8.05% Series A due 2002         10,000                 10,000
         5.55% Series B due 2002         20,000                      -
         6.40% Series B due 2003         20,000                 20,000
         6.34% Series B due 2005          5,000                  5,000
         6.38% Series B due 2005          5,000                  5,000
         6.45% Series B due 2005          5,000                  5,000
         6.80% Series B due 2007         10,000                 10,000
         6.50% Series B due 2008          5,000                  5,000
         8.26% Series B due 2014         10,000                 10,000
         7.00% Series B due 2017         40,000                 40,000
         6.60% Series B due 2018         22,000                      -
         8.31% Series B due 2019         10,000                 10,000
         9.05% Series A due 2021         10,000                 10,000
         7.25% Series B due 2023         20,000                 20,000
         7.50% Series B due 2023          4,000                  4,000
         7.52% Series B due 2023         11,000                 11,000
         6.52% Series B due 2025         10,000                 10,000
         7.05% Series B due 2026         20,000                 20,000
         7.00% Series B due 2027         20,000                 20,000
         6.65% Series B due 2027         20,000                 20,000
         6.65% Series B due 2028         10,000                      -
     Unsecured:
         8.93% Series A due 1998              -                  5,000
         8.95% Series A due 1998              -                 10,000
         8.47% Series A due 2001         10,000                 10,000
     Convertible Debentures
     ----------------------
         7-1/4% Series due 2012           9,738                 10,303
                                       ---------             ---------
                                        376,738                360,303
Less long-term debt due within
 within one-year                         10,000                 16,000
                                      ---------              ---------
     Total long-term debt               366,738      45%       344,303      46%
                                      ---------     ----     ---------     ----
              TOTAL CAPITALIZATION     $815,641     100%      $747,997     100%
                                      =========     ====     =========     ====

                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

Organization and Principles of Consolidation
--------------------------------------------

         The consolidated financial statements include:

                  Regulated utility:
                  -Northwest Natural Gas Company (doing business as NW Natural)

                  Non-regulated subsidiary businesses:
                  -NNG Financial Corporation (Financial Corporation), a wholly owned subsidiary
                  -Canor Energy, Ltd. (Canor), a majority-owned subsidiary -Oregon Natural Gas Development Corporation (Oregon Natural),
                   a wholly owned subsidiary

         Oregon Natural was merged with and into NW Natural during the second quarter of 1996.

         Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

         Investments in corporate joint ventures and partnerships in which the Company's ownership is 50 percent or less are accounted for by the equity method or the cost method (see Note 9).

         Certain amounts from prior years have been reclassified to conform with the 1998 presentation.

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

Utility Plant
-------------

         Utility plant for NW Natural is stated at original cost (see table in Note 9). When a depreciable unit of property is retired, the original cost is removed from both utility plant and the accumulated provision for depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         NW Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 3.9 percent of average depreciable plant in 1998 and 3.8 percent in both 1997 and 1996. The rate of depreciation approximates the economic life of the utility property.

         Certain additions to utility plant include an allowance for funds used during construction (AFUDC), a non-cash item. AFUDC represents the cost of funds borrowed during construction and is calculated using actual commercial paper interest rates. If commercial paper borrowings are insufficient to finance the total work in progress, then a composite rate of interest on all debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. NW Natural's weighted average AFUDC rates were
         5.5 percent for 1998, 5.8 percent for 1997, and 8.9 percent for 1996.

Regulatory Accounts
-------------------

         In applying SFAS No. 71, NW Natural has capitalized certain costs and benefits as regulatory assets and liabilities pursuant to orders of the state utility regulatory commissions, in general rate proceedings or expense deferral proceedings, in order to provide for recovery of revenues or expenses from, or refunds to, NW Natural's utility customers in future periods. At December 31, 1998 and 1997, regulatory tax assets were $56.9 million for both years, while other regulatory assets and liabilities (net) were $39.9 million and $36.9 million, respectively.

         If NW Natural should determine in the future that all or a portion of these regulatory assets and liabilities no longer meet the criteria for continued application of SFAS No. 71, then NW Natural would be required to write off that portion which it could not recover or refund.

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

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Derivatives Policy
------------------

         NW Natural's "Derivatives Policy" allows up to a 100 percent hedge position in currency derivatives to match and lock in prices on individual Canadian natural gas purchase transactions; interest rate derivatives to match specific outstanding debt instruments maturing in less than five years; and natural gas commodity derivatives to lock in or cap prices on gas purchased for a future period under contracts with market-indexed pricing. The policy requires derivatives to be used within prescribed limitations and only in order to reduce price risk, so as to qualify for hedge accounting treatment. Changes in market values of foreign currency contracts, and gains or losses on commodity derivative contracts, are deferred and recognized as adjustments to gas purchase costs upon concurrent settlement of these contracts (see Note
         11).

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for all fiscal years beginning after Jun. 15, 1999 (Jan. 1, 2000 for NW Natural). SFAS No. 133 requires that all derivative instruments be recorded each period either in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so designated, what type of hedge transaction it is. The Company has not determined the impact that adoption of SFAS No. 133 will have on results of operations or its financial position.

         The FASB's Emerging Issues Task Force (EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities," which is effective for fiscal years beginning after Dec. 15, 1998, addresses how to account for purchases and sales of energy trading contracts. NW Natural does not believe its purchase and sales activities meet the definition of trading activities, and therefore EITF Issue 98-10 is not applicable.

Segment Reporting
-----------------

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires disclosures of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company principally operates in a single line of business consisting of the distribution of natural gas. Other segments are primarily investments in alternative energy projects in California and oil and gas exploration properties in Canada.

         The following table presents information about reportable segments for 1998, 1997 and 1996. Inter-segment transactions are insignificant.

         (Thousands)                          Utility      Other        Total
         -----------                          -------      -----        -----

         1998
         Net operating revenues             $  230,564    $12,701   $  243,265
         Income (loss) from operations          86,981     (7,359)      79,622
         Depreciation expense (includes
          Canor SFAS No.121
          impairment charges)                   43,767     12,055       55,822
         SFAS No. 121 asset impairment
          charges                                    -    (20,804)     (20,804)
         Net income (loss)                      37,498    (10,197)      27,301
         Assets                              1,120,706     71,030    1,191,736

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         (Thousands)                           Utility      Other        Total
         -----------                           -------     ------        ------

         1997
         Net operating revenues             $  220,660   $  9,868   $  230,528
         Income (loss) from operations          88,127        (49)      88,078
         Depreciation expense                   38,833      5,786       44,619
         Net income                             41,226      1,833       43,059
         Assets                              1,049,289     62,328    1,111,617

         1996
         Net operating income               $  228,348    $10,009   $  238,357
         Income (loss) from operations          95,157     (1,662)      93,495
         Depreciation expense                   35,779      7,268       43,047
         SFAS No. 121 asset impairment
          charges                                    -     (2,218)      (2,218)
         Net income                             44,516      2,277       46,793
         Assets                                927,182     61,687      988,869


Income Taxes
------------

         NW Natural uses the balance sheet method of accounting for deferred income taxes. Deferred tax liabilities and assets reflect the expected future tax consequences, based on enacted tax law, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts (see Note 7).

         Consistent with rate and accounting instructions of regulatory authorities, deferred income taxes are not currently collected for those temporary income tax differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. NW Natural has recorded a regulatory tax asset for amounts pending recovery from customers in future rates. These amounts are primarily differences between the book and tax basis of net utility plant in service. This asset balance was $56.9 million at both Dec. 31, 1998 and 1997.

         Investment tax credits on utility property additions and leveraged leases which reduce income taxes payable are deferred for financial statement purposes and are amortized over the life of the related property or lease. Investment and energy tax credits generated by non-regulated subsidiaries are amortized over a period of one to five years.

Other Income (Expense)
----------------------

         Other income (expense) consists of interest income; gain on sale of assets, including non-recurring gains from the amalgamation of Canor and Southlake in 1998 and the sale of Oregon Natural's gas storage facilities to NW Natural in 1996; investment income (loss) of Financial Corporation, including Financial Corporation's write-downs due to asset impairments in 1998; and other miscellaneous income from merchandise sales, rents, the aircraft lease and other items.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


Earnings Per Share
------------------

         The Company adopted SFAS No. 128, "Earnings Per Share," effective for the year ended Dec. 31, 1997. SFAS No. 128 requires disclosure of basic and diluted earnings per share. 1996 was restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Diluted earnings per share reflect the potential effects of the conversion of any outstanding convertible debentures and the exercise of outstanding stock options. Diluted earnings are calculated as follows:


                                               1998        1997          1996
                                               -----       ----          ----
                  Earnings applicable
                    to common stock           $24,724     $40,413      $44,070
                     Debenture interest
                      less taxes                  431         455          479
                                              -------    --------       ------
                  Net income available
                   for diluted common stock   $25,155     $40,868      $44,549
                                              =======     =======      =======

                  Average common shares
                   outstanding                 24,233      22,698       22,391
                     Stock options                 41          32           27
                     Convertible debentures       489         518          545
                                              -------     --------      -------
                  Diluted average common
                   shares outstanding          24,763      23,248       22,963
                                               ======      ======       ======
                  Diluted earnings per
                   share of common stock        $1.02       $1.76        $1.94
                                                =====       =====        =====


2.       CONSOLIDATED SUBSIDIARY OPERATIONS:
-------------------------------------------

         At Dec. 31, 1998, the Company had two active subsidiaries, Financial Corporation, a wholly owned subsidiary, and Canor, a majority-owned subsidiary. Another wholly owned subsidiary, Oregon Natural, was merged into NW Natural during 1996.

NNG Financial Corporation
-------------------------

         Financial Corporation provided short-term financing for Canor and has several financial investments, including investments as a limited partner in solar electric generating systems, windpower electric generating projects, a hydroelectric facility and low-income housing projects. It also holds interests in certain gas producing properties in the western United States (see Note 9). During the fourth quarter of 1998, Financial Corporation recorded asset impairment charges resulting from the application of an impairment model based on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to limited partnership investments in solar electric, wind-power electric and hydroelectric generation projects in California. The pre-tax write-down of $16.0 million is included in Other Income (Expense) in the Consolidated Statements of Income.

Canor Energy, Ltd.
------------------

         Canor, an Alberta, Canada corporation, is engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. Canor recorded asset write-downs of $4.2 million

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         in 1998 for its oil and gas production properties. Approximately half of the write-downs were due to impairment charges under SFAS No. 121 resulting from the impact of low oil prices on Canor's oil properties in Canada. The additional write-downs were due to determinations that some of Canor's oil and gas wells were no longer productive due to water encroachment. All asset write-downs for Canor are included in depreciation expense. Canor began operations in 1990 as a wholly owned subsidiary of Oregon Natural. When Oregon Natural was merged into NW Natural during 1996, Canor became a wholly owned subsidiary of NW Natural. In 1998, Canor acquired all of the capital stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (NI), in exchange for shares of common stock representing a 34 percent interest in Canor. The minority interest in Canor is held by NI Canada ULC (NICULC). For financial reporting purposes, Canor's assets, liabilities and earnings are consolidated in the Company's financial statements, and NICULC's common stock interest is recorded as "Minority Interest" in the Balance Sheet.


3.       CAPITAL STOCK:
-----------------------

Common Stock
------------

         At Dec. 31, 1998, NW Natural had reserved 50,544 shares of common stock for issuance under the Employee Stock Purchase Plan, 542,318 shares under its Dividend Reinvestment and Stock Purchase Plan, 807,157 shares under its 1985 Stock Option Plan (see Note 4), 549,658 shares for future conversions of its 7-1/4 percent Convertible Debentures and 3,000,000 shares under the Shareholder Rights Plan.

Redeemable Preference Stock
---------------------------

         The $6.95 Series of Preference Stock is not redeemable prior to Dec. 31, 2002, but is subject to mandatory redemption on that date.

Redeemable Preferred Stock
--------------------------

         The mandatory preferred stock redemption requirements aggregate $1.0 million in 1999 and $0.8 million in 2000, 2001, 2002 and 2003. These requirements are non-cumulative. At any time NW Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on common stock or preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

         The remaining shares of the $4.68 Series of redeemable preferred stock were redeemed on June 2, 1997.

         The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. At Dec. 31, 1998, the redemption price for the $4.75 Series was $100 per share. Shares of the $7.125 Series are redeemable on or after May 1, 1999 at a price of $104.275 per share decreasing each year thereafter to $100 per share on or after May 1, 2008.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The following table shows the changes in the number of shares of NW Natural's capital stock and the premium on common stock for the years 1998, 1997 and 1996:

                                                                    Premium
                              ----------------- Shares ------------    on
                                        Redeemable     Redeemable    Common
                            Common      Preference     Preferred      Stock
                             Stock        Stock         Stock       (Thousands)


Balance, December 31,
       1995             22,243,251      250,000       148,404       $170,943
       Sales to employees   15,043            -             -            255
       Sales to
        stockholders       235,878            -             -          4,834
       Exercise of stock
        options  - net       5,400            -             -            (11)
       Conversion of
        convertible
        debentures to
         common             55,612            -             -            956
       Sinking fund
         purchases               -            -       (10,914)             -
                        ----------    ----------      --------      --------

Balance, December 31,
       1996             22,555,184      250,000       137,490        176,977
       Sales to
         employees          27,525            -             -            514
       Sales to
         stockholders      211,532            -             -          4,561
       Exercise of stock
        options  - net      43,216            -             -            496
       Conversion of
        convertible
        debentures to
        common              26,871            -             -            450
       Sinking fund
        purchases                -            -       (13,205)             -
                        ----------    ---------       --------     ---------

Balance, December 31,
       1997             22,864,328      250,000       124,285        182,998
       Sales to
         the public      1,725,000            -             -         40,789
       Sales to
         employees          17,637            -             -            366
       Sales to
         stockholders      194,835            -             -          4,644
       Exercise of
        stock
        options  - net      22,946            -             -            377
       Conversion of
        convertible
        debentures
        to common           28,375            -             -            475
       Sinking fund
        purchases                -            -        (9,300)             1
                        ----------    ---------       --------     ----------

Balance, December 31,
       1998             24,853,121      250,000       114,985      $ 229,650
                       ===========    =========       ========     ==========
------------------------------------------------------------------------------


4.       STOCK OPTION AND PURCHASE PLANS:
-----------------------------------------

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

         Since the Plan's inception in 1985, 769,173 shares of common stock have been granted at prices ranging from $11.75 to $27.875 per share, and options on 56,296 shares have expired. NW Natural applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for either the Plan or the Employee Stock Purchase Plan. If compensation cost for awards under NW Natural's two stock-based compensation plans had been determined based on the fair value at the grant dates using the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1998         1997      1996
                                                  ----         ----      ----
Earnings applicable to common stock ($000):
-------------------------------------------
         As reported                             $24,724     $40,413   $44,070
         Pro forma                                24,518      40,302    43,480
Basic earnings per share
------------------------
         As reported                               $1.02       $1.78     $1.97
         Pro forma                                  1.01        1.78      1.94
Diluted earnings per share
--------------------------
         As reported                               $1.02       $1.76     $1.94
         Pro forma                                  1.01        1.75      1.89

         For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1996, respectively: a dividend yield of 4.7 and 5.0 percent; expected volatility of 27 and 22 percent; risk-free interest rates of 5 and 6 percent; and expected lives of seven years.

         Information regarding the Plan is summarized as follows:

                                                           Options
                                             -----------------------------------
                                                1998         1997       1996
                                                ----         ----       ----

         Outstanding, beginning of year        227,733      308,663    167,846

         $16.59 Options:
                Exchanged by holders            (2,608)     (20,598)   (12,933)
                Exercised                       (2,264)     (10,432)    (5,400)

         $24.00 Options:
                Exchanged by holders                 -       (7,184)         -
                Exercised                       (8,082)     (12,243)    (8,250)
                Expired                              -       (4,773)         -

         $20.17 Options:
                Exercised                         (247)        (500)         -

         $20.92 Options:
                Granted                              -            -    170,400
                Exchanged by holders            (1,147)      (5,159)         -
                Exercised                      (12,353)     (20,041)         -
                Expired                              -            -     (3,000)

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
                                                           Options
                                             -----------------------------------


                                                1998         1997        1996
                                                ----         ----        ----
         $27.875 Options:
                Granted                        116,000            -          -
                Expired                         (1,000)           -          -

         $26.75 Options:
                Granted                          4,000            -          -
                                               -------      -------    -------

         Outstanding, end of year              320,032      227,733    308,663
                                               =======      =======    =======

         Available for grant, end of year      487,125      606,125    601,352
                                               =======      =======    =======
         ----------------------------------------------------------------------

         NW Natural's Employee Stock Purchase Plan allows employees to purchase common stock at 92 percent of the average bid and ask market price on the subscription date which is set annually. Each eligible employee may purchase up to 900 shares through payroll deduction over a six to 12 month period.

5. LONG-TERM DEBT:
------------------

         The issuance of first mortgage bonds, including secured medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by property, earnings and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on substantially all of NW Natural's utility property.

         The 7-1/4 percent Series of Convertible Debentures may be converted at any time into 50-1/4 shares of common stock for each $1,000 face value ($19.90 per share).

         The maturities for the five years ending Dec. 31, 2003, on the long-term debt outstanding at Dec. 31, 1998 amount to: $10.0 million in 1999, 2000 and 2001, $30.0 million in 2002, and $20.0 million in 2003.

6.       NOTES PAYABLE AND LINES OF CREDIT:
-------------------------------------------

         NW Natural has available through Sep. 30, 1999, committed lines of credit with five commercial banks totaling $100 million, consisting of a primary fixed amount of $50 million plus an excess amount of up to $50 million available as needed. Financial Corporation has available through Sep. 30, 1999, committed lines of credit with two commercial banks totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed. Financial Corporation's lines are supported by the guaranty of NW Natural.

         Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on these lines of credit as of Dec. 31, 1998 or 1997.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         NW Natural entered into an additional $18 million line of credit with a commercial bank for the purpose of constructing a new headquarters building for the Port of Portland on property owned by NW Natural. This line of credit is available through Nov. 30, 1999 with interest rates based on London Interbank Offer Rate (LIBOR) or Interbank Offer Rate (IBOR). At Dec. 31, 1998, the outstanding balance was $6 million.

         Canor has a $30 million (Canadian) revolving credit facility available for its normal business operations through a Canadian commercial bank. The amount of the facility declines by $1.2 million per quarter, beginning Apr. 1, 1999 and is subject to a re-setting annually either upward or downward, based upon an analysis of Canor's gas and oil reserves as of March 31 each year. Canor had $5.8 million (U.S.) outstanding on this line of credit at Dec. 31, 1998.

         NW Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines, under agency agreements with a commercial bank. Additionally, Financial Corporation's commercial paper is supported by the guaranty of NW Natural. The amounts and average interest rates of commercial paper outstanding were as follows at Dec. 31:
                                            1998                  1997
                                  --------------------    -------------------

         Thousands                    Amount      Rate      Amount     Rate
         ----------------------------------------------------------------------

         NW Natural                    $75,400     5.2%     $82,634     5.9%
         Financial Corporation               -       -        6,683     6.0%
                                       -------              -------
              Total                    $75,400              $89,317
                                       =======              =======

7.       INCOME TAXES:
----------------------

         A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:

Thousands                               1998               1997      1996
---------------------------------------------------------------------------

Computed income taxes based on
 statutory federal income
 tax rate of 35%                       $13,844          $22,457     $25,949

Increase (reduction) in taxes
 resulting from:
       Differences between book
        and tax depreciation               310              221       1,313
       Current state income tax,
        net of federal tax benefit       1,976            1,944       3,235
       Federal income tax credits         (574)            (360)       (228)
       Restoration of investment
        and energy tax credits            (700)            (844)       (849)
       Removal costs                      (424)            (544)       (538)
       Reversal of amounts provided
        in prior years                    (361)          (1,455)     (1,900)
       Unconsolidated foreign
        subsidiary income (loss)            96              (13)        113
       Gains on Company-owned life
        insurance                         (504)            (470)       (324)
       Gain on Canor amalgamation
        not subject to tax              (1,240)               -           -
       Other - net                        (169)             170         576
                                     ---------         --------    --------

Total provision for income taxes       $12,254          $21,106     $27,347
                                       =======          =======     =======

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         The provision for income taxes consists of the following:

Thousands                                    1998        1997         1996
--------------------------------------------------------------------------------

Income taxes currently payable:
       Federal                             $12,787      $5,852      $17,634
       State                                 1,790      (1,644)       2,912
       Foreign                                 324          62          126
                                          --------     -------      -------
             Total                          14,901       4,270       20,672
                                          --------      ------      -------
Deferred taxes - net:
       Federal                                (876)     13,032        5,451
       State                                 1,386       4,635        1,889
       Foreign                              (2,457)         13          184
                                          --------     -------     --------
             Total                          (1,947)     17,680        7,524
                                          --------      ------     --------

Investment and energy tax
 credits restored:
       From utility operations                (645)       (800)        (800)
       From subsidiary operations              (55)        (44)         (49)
                                          --------    --------    ---------
             Total                            (700)       (844)        (849)
                                          --------    --------    ---------

       Total provision for income taxes    $12,254     $21,106      $27,347
                                           -------     -------      -------
       Percentage of pretax income           31.0%       32.9%        36.9%
                                            ======      ======       ======
--------------------------------------------------------------------------------

       Deferred tax assets and liabilities are comprised of the following:

Thousands                                    1998              1997
--------------------------------------------------------------------------------

Deferred tax liabilities:
         Property, plant and equipment    $112,495          $113,121
         Regulatory asset                   21,388            22,177
                                          --------          --------
             Total                         133,883           135,298
                                          --------          --------
Deferred tax assets:
         Regulatory liability             $(14,684)         $(13,971)
         Other deferred assets               8,257             9,316
             Total                          (6,427)           (4,655)
                                          --------          --------

Net accumulated deferred income
 tax liability                            $140,310          $139,953
                                          ========          ========

Deferred Canadian tax asset
 (included in deferred debits)             $ 2,247          $      -
                                           =======          ========
------------------------------------------------------------------------


8.       PENSION AND OTHER POSTRETIREMENT BENEFITS:
---------------------------------------------------

         The Company adopted disclosure rules required by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," during 1998. SFAS No. 132 requires companies to provide comparative disclosures for earlier periods unless the information is

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

         not readily available. Amounts relating to the Company's pension and other postretirement benefit plans were available for 1997 but were not available for 1996.

         NW Natural has two qualified non-contributory defined benefit plans covering all regular employees with more than one year of service, a non-qualified supplemental pension plan for eligible executive officers and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended Dec. 31, 1998 and a statement of the funded status as of Dec. 31, 1998 and 1997:

                                                Pension Benefits
                                                ----------------

         Thousands                           1998          1997
         ---------                         --------      --------

         Change in benefit obligation:
          Benefit obligation
           at January 1                    $127,879      $112,281
          Service cost                        3,430         2,858
          Interest cost                       9,282         8,424
          Expected benefits paid             (6,762)       (6,041)
          Plan amendments                    (2,948)        3,175
          Net actuarial loss                 11,738         7,182
                                           --------     ---------
          Benefit obligation
           at December 31                   142,619       127,879
                                            -------       -------
         Change in plan assets:
          Fair value of plan assets
           at January 1                     158,118       134,375
          Actual return on plan assets       23,532        29,298
          Employer contributions                666           529
          Benefits paid                      (6,762)       (6,084)
                                            --------     ---------
          Fair value of plan assets
           at December 31                   175,554       158,118
                                            -------       -------

         Funded status:
          Funded status at December 31       32,935        30,239
          Unrecognized transition (asset)
              obligation                      1,072         1,027
          Unrecognized prior service cost     5,601        10,054
          Unrecognized net actuarial
           (gain) or loss                   (40,936)      (44,060)
                                            -------       -------
          Net amount recognized            $ (1,328)     $ (2,740)
                                            =======       =======

         Amounts recognized in the
           statement of financial
           position consist of:
          Prepaid benefit cost              $ 5,900       $ 3,271
          Accrued benefit liability          (8,902)       (9,987)
          Intangible asset                    1,674         3,976
                                             ------       -------
         Net amount recognized              $(1,328)      $(2,740)
                                            =======       =======

                                               Other Benefits
                                               ---------------

         Thousands                           1998          1997
         ---------                         --------      --------
         Change in benefit obligation:
          Benefit obligation
           at January 1                     $12,332      $10,863
          Service cost                          288          238
          Interest cost                         891          844
          Expected benefits paid               (578)        (570)
          Plan amendments                         -            -
          Net actuarial loss                  2,784          957
                                          ---------     ---------
          Benefit obligation
           at December 31                    15,717       12,332
                                          ---------     ---------

         Change in plan assets:
          Fair value of plan assets
           at January 1                           -            -
          Actual return on plan assets            -            -
          Employer contributions                578          570
          Benefits paid                        (578)        (570)
                                          ---------     ---------
          Fair value of plan assets
           at December 31                         -            -
                                          ---------     ---------
         Funded status:
          Funded status at December 31      (15,717)     (12,332)
          Unrecognized transition (asset)
              obligation                      7,896        8,460
          Unrecognized prior service cost         -            -
          Unrecognized net actuarial
           (gain) or loss                     1,553       (1,230)
                                          ----------    ---------
          Net amount recognized             $(6,268)     $(5,102)
                                          ==========    =========
         Amounts recognized in the
           statement of financial
           position consist of:
          Prepaid benefit cost              $     -   $        -
          Accrued benefit liability          (6,268)      (5,102)
          Intangible asset                        -            -
                                          ----------     --------
         Net amount recognized              $(6,268)     $(5,102)
                                          ==========     ========
-------------------------------------------------------------------

         The Company's non-qualified supplemental pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $11,090,000 at Dec. 31, 1998 and $13,511,000 at Dec. 31, 1997. There were no plan assets in the non-qualified plan due to the nature of the plan, but the Company funds its obligation with trust-owned life insurance. The amount of the life insurance coverage is designed to provide sufficient returns to recover all costs of the plan. The Company's plans for

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         postretirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans is $15,717,000 at Dec. 31, 1998 and $12,332,000 at Dec. 31, 1997.

         The following tables provide the components of net periodic cost for the plans for the years ended Dec. 31, 1998 and 1997 and the assumptions used in the measurement of these costs and the Company's benefit obligations:

                                       Pension Benefits        Other Benefits
                                       ----------------        --------------

         Thousands                     1998        1997        1998      1997
         ---------                   -------     --------     ------    ------

          Service cost             $  3,430    $  2,858     $   288   $   238
          Interest cost               9,282       8,424         890       845
          Expected return
           on plan assets           (13,926)    (10,915)          -         -
          Amortization of
           transition (asset)
           obligation                   (45)        (45)        564       564
          Amortization of prior
           service cost               1,481         865           -         -
          Recognized actuarial
           (gain) loss                 (969)       (676)          2       (87)
                                       -----       -----    -------    -------
          Net periodic benefit      $  (747)     $  511     $ 1,744   $ 1,560
           cost                        =====    =======       =====     =====

         Weighted average
           assumptions as of
           December 31:
          Discount rate               6.75%       7.25%       6.75%     7.25%
          Expected return on
           plan assets               10.00%       9.00%         n/a       n/a
          Rate of compensation
           increase                   4.50%       4.50%         n/a       n/a

         The assumed health care cost trend used in measuring the accumulated postretirement benefit obligation was 6.5 percent for the HMO plan and
         9.0 percent for the indemnity plan during 1998. These rates were assumed to decrease gradually each year to a rate of 4.0 percent for 2004 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1 percent change in assumed health care cost trend rates would have the following effects:

                                                1% Increase         1% Decrease
                                                -----------         -----------
         Effect on the total service
          and interest cost components
          of net periodic postretirement
          health care benefit cost               $   211,000      $   (175,000)

         Effect on the health care component
          of the accumulated postretirement
          benefit obligation                      $1,906,000       $(1,581,000)

         NW Natural also has a qualified defined benefit contribution plan under Internal Revenue Code Section 401(k) and a non-qualified deferred compensation plan for eligible employees. These plans are designed to enhance the existing retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. NW Natural's contributions to these plans were $1.1 million in both 1998 and 1997 and $1.0 million in 1996.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.       PROPERTY AND INVESTMENTS:
----------------------------------

         The following table sets forth the major classifications of NW Natural's utility plant and accumulated provision for depreciation at Dec. 31:

                                        1998                    1997
                             ------------------------  ------------------------
                                            Average                  Average
                                         Depreciation              Depreciation
Thousands                       Amount       Rate         Amount       Rate
--------------------------------------------------------------------------------

Transmission and
 distribution                $  995,214      3.5%       $  938,760       3.5%
Storage                          98,172      2.1%           66,827       2.6%
General                          78,729      7.4%           76,518       7.1%
Intangible and other             49,628      8.6%           47,205       6.0%
                             -----------               -----------
           Utility plant
            in service        1,221,743      3.9%        1,129,310       3.8%
Gas stored long-term             11,301                     11,190
Work in progress                  6,646                     23,999
                            ------------               -----------
           Total utility
            plant             1,239,690                  1,164,499
Less accumulated
 depreciation                   404,117                    366,607
                             -----------                ----------

          Utility plant-net  $  835,573                 $  797,892
                              ==========                ==========


          The following table summarizes the Company's investments in non-utility plant at Dec. 31:

     Thousands                                1998            1997
--------------------------------------------------------------------------------
     Canadian oil and gas
      properties and other                 $74,503         $44,037
     Port of Portland building               6,016               -
     Dock, land and oil station              3,565           3,339
     Other                                   4,966           5,046
                                         ---------        ---------
          Total non-utility plant           89,050          52,422
     Less accumulated depreciation          29,927          22,843
                                          --------        --------
          Non-utility plant-net           $ 59,123         $29,579
                                          ========         =======
--------------------------------------------------------------------------------

         The following table summarizes the Company's investments in affiliated entities accounted for under the equity and cost methods, and its investment in a leveraged lease at Dec. 31:

         Thousands                          1998             1997
--------------------------------------------------------------------------------

         Electric generation                $5,509         $23,060
         Aircraft leveraged lease            8,439           8,932
         Gas pipeline and other              1,950           2,156
                                         ---------        --------

             Total investments and other   $15,898         $34,148
                                           =======         =======
--------------------------------------------------------------------------------

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         Financial Corporation has ownership interests ranging from 4.0 to 5.3 percent in solar electric generation plants located near Barstow, California. Power generated by these plants is sold to Southern California Edison Company under long-term contracts.

         Financial Corporation also has ownership interests ranging from 8.5 to 41 percent in U. S. Windpower Partners electric generation projects located near Livermore and Palm Springs, California. The wind-generated power is sold to Pacific Gas and Electric Company and Southern California Edison Company under long-term contracts.

         In 1987, Oregon Natural purchased a Boeing 737-300 aircraft which was leased to Continental Airlines for 20 years under a leveraged lease agreement. As part of Oregon Natural's merger with NW Natural in 1996, the aircraft was transferred to NW Natural.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS:
---------------------------------------------

         The estimated fair values of NW Natural's financial instruments have been determined using available market information and appropriate valuation methodologies. The following is a list of financial instruments whose carrying values are sensitive to market conditions:

                                December 31, 1998         December 31, 1997
                             ------------------------   ---------------------

                             Carrying       Estimated   Carrying    Estimated
Thousands                     Amount       Fair Value    Amount    Fair Value
-------------------------------------------------------------------------------

Redeemable preference stock   $ 25,000      $ 25,250     $ 25,000    $ 25,250
Redeemable preferred stock    $ 11,499      $ 11,520     $ 12,429    $ 12,411
Long-term debt including
 amount due within one year   $376,738      $436,224     $360,303    $389,536
--------------------------------------------------------------------------------


         Fair value of the redeemable preference stock and the redeemable preferred stock was estimated using quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues.

         The carrying amount of long-term notes receivable was stated at estimated fair value at Dec. 31, 1998 and 1997.

11.      USE OF FINANCIAL DERIVATIVES:
--------------------------------------

         In connection with its Canadian gas purchase commitments, NW Natural uses foreign currency forward contracts to hedge against fluctuations in currency values. The forward contracts have terms ranging up to 12 months. Such contracts are purchased in an amount up to 100 percent but not less than 80 percent of estimated daily requirements for commodity gas purchased in Canadian currency from gas suppliers in Canada. The notional amount of these contracts at Dec. 31, 1998 and 1997, totaled $7.9 million and $5.6 million, respectively, and, if settled on that date, NW Natural would have realized a negligible gain in 1998 and a negligible loss in 1997.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         As part of an overall strategy to maintain an acceptable level of exposure to the risk of gas price fluctuation, NW Natural has developed a targeted mix of fixed-rate and cap-protected natural gas commodity contracts versus variable rate contracts. To efficiently manage this mix, NW Natural utilizes natural gas commodity swap and cap agreements to effectively convert the gas purchase commitments into an acceptable fixed-rate and capped rate mix. NW Natural uses natural gas commodity swap agreements to convert certain long-term gas purchase contracts from floating prices to fixed prices. Under the commodity swap agreements, NW Natural receives or makes payments based on the differential between a specified price and the actual price of natural gas as measured by price indices relating to the market area where it purchases the gas. The swap agreements have terms ranging up to 12 months. At Dec. 31, 1998 and 1997, the Company had cap and swap agreements with broker-dealers to cover notional quantities of 136,741 and 131,635 MMBtu per day of gas, respectively. Under the swap agreements in effect at Dec. 31, 1998 and 1997, the Company paid fixed prices averaging $1.898 and $1.687 per MMBtu, respectively. In return, it received a price that varied from month to month with market conditions. The notional amounts of the swap agreements at Dec. 31, 1998 and 1997 were $48.7 million and $23.0 million, respectively, and, if settled on those dates, NW Natural would have realized a gain of $0.6 million and a loss of $4.4 million, respectively. (See Note 1 for a summary of accounting for gains and losses.)

         Canor also manages its commodity price risk through the use of gas and oil commodity swaps and collars. At Dec. 31, 1998, the notional amount of these contracts was $1.4 million and, if settled on that date, Canor would have realized a negligible gain. At Dec. 31, 1997, Canor had no outstanding commodity swap or collar contracts.

12.      COMMITMENTS AND CONTINGENCIES:
---------------------------------------

         Lease Commitments
         -----------------

         Future lease commitments are: $4.8 million in 1999; $5.1 million in 2000; $4.5 million in 2001; $4.0 million in 2002; and $2.6 million in 2003. Thereafter, total commitments amount to $7.7 million. These commitments principally relate to the lease of the Company's office headquarters, underground gas storage facilities, vehicles and computer systems.

         Total rental expense for 1998, 1997 and 1996 was $ 6.0 million, $6.4 million and $5.4 million, respectively.

         Purchase Commitments
         --------------------

         NW Natural has signed agreements providing for the availability of firm pipeline capacity under which it must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. The aggregate amounts of these agreements were as follows at Dec. 31, 1998:

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                      Capacity      Capacity
                                                      Purchase       Release
         Thousands                                   Agreements    Agreements
--------------------------------------------------------------------------------

         1999                                         $ 77,750       $ 3,779
         2000                                           77,750         3,779
         2001                                           77,088         3,779
         2002                                           74,253         3,779
         2003                                           70,231         3,779
         2004 through 2023                             409,270        25,827
                                                     ---------        ------
                Total                                  786,342        44,722
                Less: Amount representing interest     201,528        10,376
                                                      --------       -------

                Total at present value                $584,814       $34,346
                                                      ========       =======
--------------------------------------------------------------------------------


         NW Natural's total payments of fixed charges under capacity purchase agreements in 1998, 1997 and 1996 were $76.2 million, $76.7 million, and $73.4 million, respectively. Included in the amounts for 1998, 1997 and 1996 were reductions for capacity release sales totaling $3.9 million, $4.2 million and $4.2 million, respectively. In addition, NW Natural is required to pay per-unit charges based on the actual quantities shipped under the agreements. In certain of NW Natural's take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

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

         During 1998, the ODEQ and the U.S. Environmental Protection Agency
         (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River that includes the area adjacent to the site. Remediation of the site may be affected by the sediments management plan now being developed in response to the ODEQ/EPA sediments study.

         Since 1993, NW Natural has recorded an expense of $2.0 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and the voluntary investigation, plus an estimate for costs of the continuing investigation. NW Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         In 1996, the Eugene Water and Electric Board (EWEB) asked NW Natural to participate in an investigation and potential remediation of a 1.5 acre site of a former manufactured gas plant in Eugene, Oregon. NW Natural purchased the property in 1958, after the plant had been converted to a liquid propane gas plant. It used the propane plant until 1960 when the system was converted to natural gas, and continued to use the site as a service center until 1976 when it was sold. Although NW Natural never operated the manufactured gas plant, EWEB has contended that NW Natural's activities on the site may have exacerbated prior contamination. To date, NW Natural has not agreed to participate in an investigation of the site and has not obtained sufficient information to determine the extent of its responsibility, if any, for remediation of the site.

         Litigation
         ----------

         In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). The Oregon Court of Appeals (Oregon Court of Appeals Case No. CA A90481) affirmed the trial court decision in February 1997. NW Natural filed a petition for review of the Court of Appeals' decision by the Oregon Supreme Court. In August 1997, the Oregon Supreme Court agreed to hear the case on appeal and is expected to render a final ruling during 1999. NW Natural recorded a charge of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents per share, as a reserve against payment of the judgment, related costs and post-judgment interest.

         The Company is party to certain other legal actions in which claimants seek material amounts. Although it is impossible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operations or cash flows.

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------------------------------------


                                                    Quarter Ended
Dollars                                  --------------------------------------
(Thousands Except Per Share Amounts)     Mar. 31   June 30   Sept. 30   Dec. 31
-------------------------------------------------------------------------------

1998
       Operating revenues                135,697     83,654    53,810  143,528
       Net operating revenues             78,307     50,003    34,460   80,495
       Net income                         23,186      4,093    (5,920)   5,942
       Basic earnings (loss) per share      0.98       0.14     (0.26)    0.21**
       Diluted earnings(loss) per share     0.97       0.14     (0.26)    0.21**

1997
       Operating revenues                134,237     65,688    46,068   115,134
       Net operating revenues             83,806     43,299    31,897    71,526
       Net income                         24,753      2,360    (2,448)   18,394
       Basic earnings (loss) per share      1.07       0.07     (0.14)     0.78
       Diluted earnings(loss) per share     1.04       0.07     (0.14)     0.76

-------------------------------------------------------------------------------


Dollars
(Thousands Except Per Share Amounts)               Total
-------------------------------------------------------------------

1998
       Operating revenues                           416,689
       Net operating revenues                       243,265
       Net income                                    27,301
       Basic earnings (loss) per share                 1.02*
       Diluted earnings (loss) per share               1.02*

1997
       Operating revenues                           361,127
       Net operating revenues                       230,528
       Net income                                    43,059
       Basic earnings (loss) per share                 1.78*
       Diluted earnings (loss) per share               1.76*


* Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding has increased in each quarter shown, the sum of quarterly earnings does not equal earnings per share for the year. Variations in earnings between quarterly periods are due primarily to the seasonal nature of the Company's business.

** Results for the fourth quarter of 1998 include a charge equivalent to 49 cents per share resulting from asset write-down charges by subsidiaries.

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

           *(3b.)    Bylaws as amended May 28, 1998.

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

           (4f.(1)) Officers' Certificate dated January 15, 1999 relating to Series B of the Company's Unsecured Medium-Term Notes and supplementing the Officers'Certificate dated June 18, 1993.

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

          *(10j.(3)) Service  Agreement, dated  June  17,  1993, between North-
                     west Pipeline Corporation and the Company (incorporated herein by reference to Exhibit (10j.(3)) to Form 10-K for 1994, File No. 0-994).

          *(10j.(4)) Firm Transportation  Service Agreement,  dated October
                     22, 1993, between Pacific Gas Transmission Company and the Company (incorporated herein by reference to Exhibit (10j.(4))to Form 10-K for 1994, File No. 0-994).

         *(10j.(5))  Firm Transportation Service Agreement, dated June 22, 1994, between Pacific Gas Transmission Company and the Company (incorporated herein by reference to Exhibit (10j.(5)) to Form 10-K for 1995, File No. 0-994).

         *(10j.(6))  Firm Transportation  and  Supply  Agreement, dated
                     May 9, 1997, between PanEnergy Trading and Market Services, LLC, Inland Pacific Energy Services Corp., and the Company (incorporated herein by reference to Exhibit (10j.(6)) to Form 10-K for 1997, File No. 0-994).

           (11)      Statement re computation of per share earnings.

           (12)      Statement re computation of ratios.

           (23a.)    Consent of Deloitte & Touche LLP.

           (23b.)    Consent of PricewaterhouseCoopers LLP.

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

           *(10b.-2) Amendment 1998-1 to the Executive Supplemental
                     Retirement Income Plan (1995 Restatement) (incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1998, File No. 0-994).

           *(10b.-3) ESRIP Change in Control Amendment to the Executive
                     Supplemental Retirement Income Plan (1995 Restatement) (incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1998, File No. 0-994).

           *(10c) 1985 Stock Option Plan, as amended effective May 25, 1995 (incorporated herein by reference to Exhibit (10c.) to Form 10-K for 1995, File No. 0-994).

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

           *(10e.-3) Amendment No. 3 to Executive Deferred Compensation Plan
                     (incorporated herein by reference to Exhibit (10e.-3) to Form 10-K for 1997, File No. 0-994).

           *(10e.-4) Amendment No. 4 to Executive Deferred Compensation
                     Plan, effective September 24, 1998 (incorporated herein by reference to Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1998, File No. 0-994).

           *(10f.) Directors Deferred Compensation Plan, effective June 1, 1981, restated as of December 1, 1997 (incorporated herein by reference to Exhibit (10f.) to Form 10-K for 1997, File No. 0-994).

           *(10f.-1) Amendment No. 1 to Directors Deferred Compensation Plan
                     (December 1, 1997 Restatement) (incorporated herein by reference to Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 1998, File No. 0-994).

           *(10g.) Form of Indemnity Agreement as entered into between the Company and each director and executive officer (incorporated herein by reference to Exhibit (10g.) to Form 10-K for 1988, File No. 0-994).

           *(10i.) Non-Employee Directors Stock Compensation Plan, as amended effective January 1, 1998 (incorporated herein by reference to Exhibit (10i.) to Form 10-K for 1997, File No. 0-994).

           *(10k.) Executive Annual Incentive Plan, effective March 1, 1990, as amended effective January 1, 1992 and January 1, 1996 (incorporated herein by reference to Exhibit (10k.) to Form 10-K for 1995, File No. 0-994).

           *(10n.) Employment agreement dated November 2, 1995, as amended February 27, 1996, between the Company and an executive officer (incorporated herein by reference to Exhibit (10n.) to Form 10-K for 1995, File No. 0-994).

           *(10n.-1) Amendment dated December 18, 1997 to employment agreement dated November 2, 1995, as previously amended February 27, 1996, between the Company and an executive officer (incorporated herein by reference to Exhibit (10n.-1) to Form 10-K for 1997, File No. 0-994).

           *(10n.-2) Amendment dated September 24, 1998 to employment agreement dated November 2, 1995, as previously amended, between the Company and an executive officer (incorporated herein by reference to Exhibit 10(e) to Form 10-Q for the quarter ended September 30, 1998, File No. 0-994).

           *(10o.) Form of amended and restated executive change in control severance agreement as entered into between the Company and each executive officer (incorporated herein by reference to Exhibit 10(f) to Form 10-Q for the quarter ended September 30, 1998, File No. 0-994).

           *(10p.) Employment Agreement dated July 2, 1997, between the Company and an executive officer (incorporated herein by reference to Exhibit 10(a) for Form 10-Q for the quarter ended September 30, 1997, File No. 0-994).

           *(10p.-1) Amendment dated December 18, 1997 to employment agreement dated July 2, 1997, between the Company and an executive officer (incorporated herein by reference to Exhibit (10p.-1) to Form 10-K for 1997, File No. 0-994).

           *(10p.-2) Amendment dated September 24, 1998 to employment agreement dated July 2, 1997, as previously amended, between the Company and an executive officer
                     (incorporated by reference to Exhibit 10(g) to Form 10-Q for the quarter ended September 30, 1998, File No. 0-994).

           (10q.) Employment agreement dated October 19, 1998, between the Company and an executive officer.


               The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

          b)      Reports on Form 8-K.

                  On December 23, 1998, the Company filed a Current Report on Form 8-K relating to projected year-end impairment charges.

--------------------------------------------

*Incorporated herein by reference as indicated

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY


Date:  March 29, 1999                   By:     /s/ Richard G. Reiten
                                            --------------------------------
                                               Richard G. Reiten, President
                                               and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        SIGNATURE                               TITLE           DATE
-------------------------------------------------------------------------------

 /s/ Richard G. Reiten                  Principal Executive
----------------------------------      Officer and Director     March 29, 1999
Richard G. Reiten, President
and Chief Executive Officer

/s/ Bruce R. DeBolt                     Principal Financial
----------------------------------      Officer                  March 29, 1999
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

/s/ Stephen P. Feltz                    Principal Accounting
----------------------------------      Officer                  March 29, 1999
Stephen P. Feltz
Treasurer and Controller

/s/ Mary Arnstad                        Director    )
----------------------------------                  )
Mary Arnstad                                        )
                                                    )
/s/ Thomas E. Dewey, Jr.                Director    )
----------------------------------                  )
Thomas E. Dewey, Jr.                                )
                                                    )
/s/ Tod R. Hamachek                     Director    )
----------------------------------                  )
Tod R. Hamachek                                     )
                                                    )
/s/ Richard B. Keller                   Director    )
----------------------------------                  )
Richard B. Keller                                   )
                                                    )
/s/ Wayne D. Kuni                       Director    )
----------------------------------                  )
Wayne D. Kuni                                       )
                                                    )            March 29, 1999
/s/ Randall C. Pape                     Director    )
----------------------------------                  )
Randall C. Pape                                     )
                                                    )
/s/ Robert L. Ridgley                   Director    )
----------------------------------                  )
Robert L. Ridgley                                   )
                                                    )
/s/ Dwight A. Sangrey                   Director    )
----------------------------------                  )
Dwight A. Sangrey                                   )
                                                    )
/s/ Melody C. Teppola                   Director    )
----------------------------------                  )
Melody C. Teppola                                   )
                                                    )
/s/ Russell F. Tromley                  Director    )
----------------------------------                  )
Russell F. Tromley                                  )
                                                    )
/s/ Benjamin R. Whiteley                Director    )
----------------------------------                  )
Benjamin R. Whiteley                                )

                          NORTHWEST NATURAL GAS COMPANY
                          -----------------------------

                                  EXHIBIT INDEX
                                  -------------
                                       To
                           Annual Report on Form 10-K
                              For Fiscal Year Ended
                                December 31, 1998


                                                                Exhibit
                         Document                               Number
                         --------                               -------

*    Restated Articles of Incorporation, as filed                 (3a.)
     June 24, 1988 and amended December 8, 1992,
     December 1, 1993 and May 27, 1994

*    Bylaws as amended May 28, 1998                               (3b.)

*    Mortgage and Deed of Trust, dated as of July 1,              (4a.)
     1946, as supplemented by Supplemental Indenture
     Nos. 1 through 20

*    Indenture, dated as of June 1, 1991, between                 (4d.)
     the Company and Bankers Trust Company

*    Officers' Certificate, dated June 12, 1991,                  (4e.)
     creating Unsecured Medium-Term Notes Series A

*    Officers' Certificate, dated June 18, 1993,                  (4f.)
     creating Unsecured Medium-Term Notes Series B

     Officers' Certificate, dated January 15, 1999, relating      (4f.(1))
     to Series B of the Company's Unsecured Medium-Term
     Notes and supplementing the Officers' Certificate dated
     June 18, 1993

*    Rights Agreement, dated as of February 27, 1996,             (4g.)
     between the Company and Boatmen's Trust Company
     (ChaseMellon Shareholder Services, successor)

*    Transportation Agreement, dated June 29, 1990,               (10j.)
     between the Company and Northwest Pipeline
     Corporation

*    Replacement Firm Transportation Agreement,                   (10j.(1))
     dated July 31, 1991, between the Company and Northwest Pipeline Corporation

*    Firm Transportation Service Agreement, dated                 (10j.(2))
     November 10, 1993, between the Company and
     Pacific Gas Transmission Company

*    Service Agreement, dated June 17, 1993, between              (10j.(3))
     Northwest Pipeline Corporation and the Company

*    Firm Transportation Service Agreement, dated                 (10j.(4))
     October 22, 1993, between Pacific Gas
     Transmission Company and the Company

*    Firm Transportation Service Agreement, dated                 (10j.(5))
     June 22, 1994, between Pacific Gas Transmission
     Company and the Company

*    Firm Transportation and Supply Agreement,                    (10j.(6))
     dated May 9, 1997, between PanEnergy Trading and Market Services, Inland Pacific Energy Services
     Corp., and the Company

     Statement re computation of per share earnings               (11)

     Statement re computation of ratios                           (12)

     Consent of Deloitte & Touche LLP                             (23a.)

     Consent of PricewaterhouseCoopers LLP                        (23b.)

     Financial Data Schedule                                      (27)


     Executive Compensation Plans and Arrangements
     ----------------------------------------------

*    Executive Supplemental Retirement Income                     (10b.)
     Plan, 1995 Restatement

*    1995 Amendment to Executive Supplemental                     (10b.-1)
     Retirement Income Plan (1995 Restatement)

*    Amendment 1998-1 to the Executive                            (10b.-2)
     Supplemental Retirement Income Plan
     (1995 Restatement)

*    ESRIP Change in Control Amendment to the                     (10b.-3)
     Executive Supplemental Retirement Income
     Plan (1995 Restatement)

*    1985 Stock Option Plan, as amended effective                 (10c.)
     May 25, 1995

*    Executive Deferred Compensation Plan, 1990                   (10e.)
     Restatement, effective January 1, 1990

*    Amendment No. 1 to Executive Deferred                        (10e.-1)
     Compensation Plan

*     Amendment No. 2 to Executive Deferred                      (10e.-2)
      Compensation Plan

*     Amendment No. 3 to Executive Deferred                      (10e.-3)
      Compensation Plan

*     Amendment No. 4 to Executive Deferred                      (10e.-4)
      Compensation Plan

*     Directors Deferred Compensation Plan,                      (10f.)
      effective June 1, 1981, restated as of
      December 1, 1997

*     Amendment No. 1 to Directors Deferred                      (10f.-1)
      Compensation Plan (December 1, 1997
      Restatement)

*     Form of Indemnity Agreement entered into                   (10g.)
      between the Company and each director and executive officer

*     Non-Employee Directors Stock Compensation                  (10i.)
      Plan, as amended effective January 1, 1998

*     Executive Annual Incentive Plan, effective                 (10k.)
      March 1, 1990, as amended effective
      January 1, 1992 and January 1, 1996

*     Employment agreement dated November 2, 1995,               (10n.)
      as amended February 27, 1996, between the Company and an executive officer

*     Amendment dated December 18, 1997 to                       (10n.-1)
      employment agreement dated November 2, 1995, between the Company and an executive officer

*     Amendment dated September 24, 1998 to                      (10n.-2)
      employment agreement dated November 2, 1995, as previously amended, between the Company and an executive officer

*     Form of amended and restated executive change              (10o.)
      in control severance agreement as entered into between the Company and each executive officer

*     Employment agreement dated July 2, 1997                    (10p.)
      between the Company and an executive officer

*     Amendment dated December 18, 1997 to                       (10p.-1)
      employment agreement dated July 2, 1997, between the Company and an executive officer

*     Amendment dated September 24, 1998 to                      (10p.-2)
      employment agreement dated July 2, 1997, as previously amended, between the Company and an executive officer

      Employment agreement dated October 19, 1998,               (10q.)
      between the Company and an executive officer


------------------------------------

* Incorporated by reference