Form 10-Q
period 1999-03-31
NORTHWEST NATURAL GAS CO
filed 1999-05-17
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999
                                  ---------------------------------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ---------------------      ----------------------

Commission file number        0-994
                              ------

                          NORTHWEST NATURAL GAS COMPANY
-------------------------------------------------------------------------------
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
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 10, 1999, 24,922,734 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                 March 31, 1999

                         Summary of Information Reported



The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                       Page
Item 1.  Financial Statements                                         Number
                                                                      ------

         (1)  Consolidated Statements of Income for the three-month      3
              periods ended March 31, 1999 and 1998, and Consoli-dated Statements of Earnings Invested in the Business for the three-month periods ended March 31, 1999 and 1998.

         (2)  Consolidated Balance Sheets at March 31, 1999              4
              and 1998 and December 31, 1998.

         (3)  Consolidated Statements of Cash Flows for the              5
              three-month periods ended March 31, 1999 and 1998.

         (4)  Consolidated Statements of Capitalization at               6
              March 31, 1999 and 1998 and December 31, 1998.

         (5)  Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of                         9
         Results of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     19


                           PART II. OTHER INFORMATION


Item 5.  Other Information                                              19

Item 6   Exhibits and Reports on Form 8-K                               20

         Signature                                                      20

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            1999          1998
                                                            ----          ----
Operating Revenues:
     Gross operating revenues                             $171,049      $135,697
     Cost of sales                                          81,968        57,390
                                                         ---------      --------

          Net operating revenues                            89,081        78,307

Operating Expenses:
     Operations and maintenance                             22,523        20,259
     Taxes other than income taxes                           8,402         7,025
     Depreciation, depletion and amortization               13,555        11,945
                                                         ---------      --------

          Total operating expenses                          44,480        39,229
                                                         ---------      --------

Income from Operations                                      44,601        39,078

Other Income                                                 1,498         3,077

Interest Charges - net                                       8,168         8,409
                                                         ---------      --------

Income Before Income Taxes                                  37,931        33,746

Income Taxes                                                13,888        10,560
                                                         ---------      --------

Net Income                                                  24,043        23,186

Redeemable preferred and preference stock
   dividend requirements                                       637           653
                                                         ---------      --------

Earnings Applicable to Common Stock                      $ 23,406       $ 22,533
                                                         =========      ========

Average Common Shares Outstanding                           24,883        22,903
Earnings per share of common stock:
     Basic                                                   $0.94         $0.98

     Diluted                                                 $0.93         $0.97

Dividends Paid Per Share of Common Stock                    $0.305        $0.305


                 See Notes to Consolidated Financial Statements.

================================================================================

          Consolidated Statements of Earnings Invested in the Business
                    (Thousands, Three-Months Ended March 31)
                                   (Unaudited)



                                                               1999
                                                   -------------------------

Earnings invested  in the business:
Balance at Beginning of Period                      $ 106,513
Net Income                                             24,043     $  24,043
Dividends declared or paid:
   Redeemable preferred and preference stock             (637)
   Common stock                                        (7,583)
                                                    ----------
Balance at End of Period                            $ 122,336
                                                    =========
Accumulated other comprehensive income (loss):
Balance at Beginning of Period                      $  (2,460)
  Other comprehensive income-
       Foreign currency translation adjustment           (433)         (433)
                                                    ---------     ---------
Comprehensive income                                              $  23,610
                                                                  =========
Balance at End of Period                            $  (2,893)
                                                    =========

                                                               1998
                                                   -------------------------

Earnings invested  in the business:
Balance at Beginning of Period                      $ 113,098
Net Income                                             23,186     $  23,186
Dividends declared or paid:
   Redeemable preferred and preference stock           (1,307)
   Common stock                                       (13,970)
                                                    ----------
Balance at End of Period                            $ 121,007
                                                    =========
Accumulated other comprehensive income (loss):
Balance at Beginning of Period                      $  (2,235)
  Other comprehensive income-
       Foreign currency translation adjustment            (40)          (40)
                                                    ---------     ---------
Comprehensive income                                              $  23,146
                                                                  =========

Balance at End of Period                            $  (2,275)
                                                    =========


                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)


                                                   (Unaudited)     (Unaudited)
                                                     Mar. 31,        Mar. 31,        Dec. 31,
                                                      1999             1998            1998
                                                   -----------     -----------     -----------
Assets:
Plant and Property:
     Utility plant                                $ 1,263,599     $ 1,184,480     $ 1,239,690
     Less accumulated depreciation                    413,763         376,767         404,117
                                                  -----------     -----------     -----------
          Utility plant - net                         849,836         807,713         835,573
                                                  -----------     -----------     -----------

     Non-utility property                              91,667          77,211          89,050
     Less accumulated depreciation and depletion       31,170          23,904          29,927
                                                  -----------     -----------     -----------
          Non-utility property - net                   60,497          53,307          59,123
                                                  -----------     -----------     -----------

          Total plant and property                    910,333         861,020         894,696
                                                  -----------     -----------     -----------

Investments and Other:
     Investments                                       14,910          32,361          15,898
     Long-term notes receivable                           585             750             816
                                                  -----------     -----------     -----------
          Total investments and other                  15,495          33,111          16,714

Current Assets:
     Cash and cash equivalents                          8,921          28,525           7,383
     Accounts receivable - net                         53,025          48,305          47,476
     Accrued unbilled revenue                          16,424          12,470          34,258
     Inventories of gas, materials and supplies         9,833          11,587          21,258
     Prepayments and other current assets              14,413          12,784          16,105
                                                  -----------     -----------     -----------
          Total current assets                        102,616         113,671         126,480

Regulatory Tax Assets                                  56,860          56,860          56,860

Deferred Gas Costs Receivable                          22,171          34,201          27,795

Deferred Debits and Other                              75,047          59,304          69,191
                                                  -----------     -----------     -----------

          Total Assets                            $ 1,182,522     $ 1,158,167     $ 1,191,736
                                                  ===========     ===========     ===========

Capitalization and Liabilities:
Capitalization:
     Common stock                                 $   309,835     $   257,210    $    308,351
     Earnings invested in the business                122,336         121,007         106,513
     Accumulated other comprehensive income (loss)     (2,893)         (2,275)         (2,460)
                                                  -----------     -----------     -----------
          Total common stock equity                   429,278         375,942         412,404

     Redeemable preference stock                       25,000          25,000          25,000
     Redeemable preferred stock                        11,499          12,429          11,499
     Long-term debt                                   366,683         347,146         366,738
                                                  -----------     -----------     -----------
          Total capitalization                        832,460         760,517         815,641
                                                  -----------     -----------     -----------

Minority Interest                                      16,026          18,037          16,322
                                                  -----------     -----------     -----------

Current Liabilities:
     Notes payable                                     51,261          76,834          87,264
     Accounts payable                                  51,981          49,457          56,039
     Long-term debt due within one year                10,000          33,000          10,000
     Taxes accrued                                     19,106          10,978           7,486
     Interest accrued                                  10,302          10,355           6,204
     Other current and accrued liabilities             23,762          29,679          23,477
                                                   -----------     -----------     -----------
          Total current liabilities                   166,412         210,303         190,470

Deferred Investment Tax Credits                        10,725          11,498          11,248

Deferred Income Taxes                                 138,830         141,747         140,310

Regulatory Liabilities and Other                       18,069          16,065          17,745

Commitments and Contingencies                               -               -               -
                                                   ----------      ----------      ----------
          Total Capitalization and Liabilities    $ 1,182,522     $ 1,158,167     $ 1,191,736
                                                  ===========     ===========     ===========


                                See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (3) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          ---------------------------
                                                                                               1999          1998
                                                                                               ----          ----

Operating Activities:
     Net income                                                                              $ 24,043      $ 23,186
     Adjustments to reconcile net income to cash provided by operations:
         Depreciation, depletion and amortization                                              13,555        11,945
         Gain on sale of assets                                                                  (876)       (3,542)
         Deferred income taxes and investment tax credits                                      (2,003)        1,343
         Equity in losses of investments                                                          336         1,279
         Allowance for funds used during construction                                             (97)         (315)
         Deferred gas costs receivable                                                          5,624        (5,573)
         Regulatory accounts and other - net                                                   (5,532)         (445)
                                                                                             --------      --------
              Cash from operations before working capital changes                              35,050        27,878
         Changes in operating assets and liabilities:
              Accounts receivable-net                                                          (5,549)       (8,885)
              Accrued unbilled revenue                                                         17,834        11,441
              Inventories of gas, materials and supplies                                       11,425         5,798
              Accounts payable                                                                 (4,058)       (9,318)
              Accrued interest and taxes                                                       15,718        10,619
              Other current assets and liabilities                                              1,977         5,529
                                                                                             --------      --------

         Cash Provided By Operating Activities                                                 72,397        43,062
                                                                                             --------      --------

Investing Activities:
     Acquisition and construction of utility plant assets                                     (25,364)      (20,294)
     Investment in non-utility plant                                                           (4,578)       (3,306)
     Proceeds from sale of non-utility assets                                                   1,723             -
     Investments and other                                                                        587           836
                                                                                             --------      --------

         Cash Used In Investing Activities                                                    (27,632)      (22,764)
                                                                                             --------      --------

Financing Activities:
     Common stock issued                                                                        1,429         1,651
     Long-term debt issued                                                                         -         22,000
     Long-term debt retired                                                                        -         (2,000)
     Change in short-term debt                                                                (36,003)      (12,483)
     Cash dividend payments:
         Redeemable preferred and preference stock                                               (637)         (653)
         Common stock                                                                          (7,583)       (6,979)
     Foreign currency translation and capital stock expense                                       433           (40)
                                                                                            ---------      --------

         Cash Provided By (Used For) Financing Activities                                     (43,227)        1,496
                                                                                            ---------      --------

Increase In Cash and Cash Equivalents                                                           1,538        21,794

Cash and Cash Equivalents - Beginning of Period                                                 7,383         6,731
                                                                                            ---------      --------

Cash and Cash Equivalents - End of Period                                                    $  8,921      $ 28,525
                                                                                             ========      ========

===================================================================================================================
Supplemental Disclosure of Cash Flow Information
 Cash paid during the period for:
         Interest                                                                            $  3,984      $  4,255
         Income Taxes                                                                           3,950             -

===================================================================================================================
Supplemental Disclosure of Non-cash Financing  Activities
     Conversion to common stock:
         7-1/4 percent Series of Convertible Debentures                                      $     55      $    157

===================================================================================================================



                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                                   (Thousands)


                                                    (Unaudited)              (Unaudited)
                                                   Mar. 31, 1999            Mar. 31, 1998              Dec. 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share      $  78,894                  $  72,636                 $  78,701
     Premium on common stock                          230,941                    184,574                   229,650
     Earnings invested in the business                122,336                    121,007                   106,513
     Accumulated other comprehensive income (loss)     (2,893)                    (2,275)                   (2,460)
                                                    ---------                  ---------                 ---------

          Total common stock equity                   429,278      52%           375,942       49%         412,404       51%
                                                    ---------     ----         ---------      ----       ---------      ----

REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value $100 per share         25,000                     25,000                    25,000
                                                    ---------                  ---------                 ---------

          Total redeemable preference stock            25,000       3%            25,000        3%          25,000        3%
                                                    ---------     ----         ---------      ----       ---------      ----

REDEEMABLE PREFERRED STOCK:
   Stated value $100 per share:
     $4.75  Series                                        249                        429                       249
     $7.125 Series                                     11,250                     12,000                    11,250
                                                    ---------                  ---------                 ---------
          Total redeemable preferred stock             11,499       1%            12,429        2%          11,499        1%
                                                    ---------     ----         ---------      ----       ---------      ----

LONG-TERM DEBT:
     First Mortgage Bonds
          9-3/4% Series due 2015                       50,000                     50,000                    50,000
          9-1/8% Series due 2019                            -                     18,000                         -
     Medium-Term Notes
     First Mortgage Bonds:
          7.69% Series A due 1999                      10,000                     10,000                    10,000
          5.96% Series B due 2000                       5,000                      5,000                     5,000
          5.98% Series B due 2000                       5,000                      5,000                     5,000
          8.05% Series A due 2002                      10,000                     10,000                    10,000
          5.55% Series B due 2002                      20,000                          -                    20,000
          6.40% Series B due 2003                      20,000                     20,000                    20,000
          6.34% Series B due 2005                       5,000                      5,000                     5,000
          6.38% Series B due 2005                       5,000                      5,000                     5,000
          6.45% Series B due 2005                       5,000                      5,000                     5,000
          6.80% Series B due 2007                      10,000                     10,000                    10,000
          6.50% Series B due 2008                       5,000                      5,000                     5,000
          8.26% Series B due 2014                      10,000                     10,000                    10,000
          7.00% Series B due 2017                      40,000                     40,000                    40,000
          6.60% Series B due 2018                      22,000                     22,000                    22,000
          8.31% Series B due 2019                      10,000                     10,000                    10,000
          9.05% Series A due 2021                      10,000                     10,000                    10,000
          7.25% Series B due 2023                      20,000                     20,000                    20,000
          7.50% Series B due 2023                       4,000                      4,000                     4,000
          7.52% Series B due 2023                      11,000                     11,000                    11,000
          6.52% Series B due 2025                      10,000                     10,000                    10,000
          7.05% Series B due 2026                      20,000                     20,000                    20,000
          7.00% Series B due 2027                      20,000                     20,000                    20,000
          6.65% Series B due 2027                      20,000                     20,000                    20,000
          6.65% Series B due 2028                      10,000                          -                    10,000
     Unsecured:
          8.93% Series A due 1998                           -                      5,000                         -
          8.95% Series A due 1998                           -                     10,000                         -
          8.47% Series A due 2001                      10,000                     10,000                    10,000
     Convertible Debentures
          7-1/4% Series due 2012                        9,683                     10,146                     9,738
                                                    ---------                  ---------                 ---------
                                                      376,683                    380,146                   376,738

Less long-term debt due within one year                10,000                     33,000                    10,000
                                                    ---------                  ---------                 ---------

     Total long-term debt                             366,683      44%           347,146       46%         366,738       45%
                                                    ---------     ----         ---------      ----       ---------      ----

         TOTAL CAPITALIZATION                       $ 832,460     100%         $ 760,517      100%       $ 815,641      100%
                                                    =========     ====         =========      ====       =========      ====


                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (5) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of financial statements

     The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K (1998 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

     Certain amounts from prior periods have been reclassified to conform with the 1999 presentation.

2.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This standard is effective for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded each period either in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so designated, what type of hedge transaction it is. The Company has not determined the impact that adoption of SFAS No. 133 will have on results of operation or its financial position.

     The FASB's Emerging Issues Task Force (EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities," which is effective for fiscal years beginning after December 15, 1998, addresses how to account for purchases and sales of energy trading contracts. The Company's purchase and sales activities do not meet the definition of trading activities, and therefore EITF Issue 98-10 is not applicable.

     The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities," which are effective for years beginning after December 31, 1998. The Company has adopted SOP 98-1 and SOP 98-5 with no material effect on the results of operations or financial position.

3.   Segment Reporting

     The Company principally operates in a single line of business consisting of the distribution of natural gas. Other segments are primarily investments in oil and gas exploration properties in Canada and in alternative energy projects in California.

     The following table presents information about reportable segments for the three months ended March 31, 1999 and 1998. Inter-segment transactions are insignificant.


Thousands                               Utility         Other          Total
--------------------------------------------------------------------------------

Three Months Ended March 31, 1999
---------------------------------

Net operating revenues                $   85,802      $  3,279      $    89,081
Income (loss) from operations             45,593          (992)          44,601
Depreciation expense                      11,198         2,357           13,555
Net income (loss)                         24,409          (366)          24,043
Assets - end of period                 1,105,131        77,391        1,182,522

Three Months Ended March 31, 1998
---------------------------------

Net operating revenues                $   76,295      $  2,012      $    78,307
Income (loss) from operations             39,426          (348)          39,078
Depreciation expense                      10,788         1,157           11,945
Net income                                20,342         2,844           23,186
Assets - end of period                 1,062,755        95,412        1,158,167



4.   Contingencies

     See Part II, Item 7., "Contingent Liabilities" and "Environmental Matters," in the 1998 Form 10-K.

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


          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 1998 Annual Report on
Form 10-K (1998 Form 10-K)).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 1999 and 1998.

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

Earnings and Dividends
----------------------

          Earnings from consolidated operations were 93 cents a diluted share for the quarter ended March 31, 1999, compared to 97 cents a diluted share in last year's first quarter. The Company's earnings applicable to common stock were $23.4 million in the quarter ended March 31, 1999, up 4 percent from $22.5 million in the first quarter of 1998.

          NW Natural earned 95 cents a diluted share from utility operations in the first quarter of 1999, compared to 85 cents a diluted share in the same period in 1998. Weather conditions in NW Natural's service territory in the first quarter of 1999 were 9 percent colder than the first quarter of 1998 and comparable to normal weather conditions. The Company estimates that the weather-related increase in gross margin revenues (margin) during the first quarter of 1999 was equivalent to about 18 cents a share compared to the first quarter of 1998. Weather conditions in the first quarter of 1998 were 8 percent warmer than average resulting in an estimated margin reduction equivalent to 22 cents a share as compared to the first quarter of 1997. These estimates are derived from the Company's internal planning model (see Part II, Item 7., "Earnings and Dividends," in the 1998 Form 10-K). The model also estimates that customer growth in the residential and commercial segments since March 31, 1998 contributed an additional $3.9 million of margin during the first quarter of 1999.

          NW Natural's subsidiaries lost 2 cents a share during the first quarter of 1999, compared to a loss of 3 cents in the first quarter of 1998. See "Subsidiary Operations."

          Dividends paid on common stock were 30.5 cents a share for each of the three-month periods ended March 31, 1999 and 1998. In April 1999, the Company's Board of Directors declared a quarterly dividend of 30.5 cents a share on its common stock, payable May 14, 1999, to shareholders of record on April 30, 1999. The current indicated annual dividend rate is $1.22 a share.

Results of Operations
---------------------

         Comparison of Gas Operations
         ----------------------------

         The following table summarizes the composition of gas utility volumes and revenues for the three months ended March 31:

                                                            1999      1998
                                                            ----      ----
Gas Sales and Transportation Volumes - Therms (000's):
     Residential and commercial sales                      267,905     227,206
     Unbilled volumes                                      (30,455)    (26,495)
                                                          --------    --------
          Weather-sensitive volumes                        237,450     200,711
     Industrial firm sales                                  27,312      25,989
     Industrial interruptible sales                         14,491      14,431
                                                          --------    --------
          Total gas sales                                  279,253     241,131
     Transportation deliveries                             107,010     122,148
                                                          -------     --------

     Total volumes sold and delivered                      386,263     363,279
                                                          ========    ========

Utility Operating Revenues - Dollars (000's):
     Residential and commercial revenues                  $163,856    $125,411
     Unbilled revenues                                     (17,276)    (12,543)
                                                          --------    --------
          Weather-sensitive revenues                       146,580     112,868
     Industrial firm sales revenues                         11,464       9,648
     Industrial interruptible sales revenues                 4,667       4,515
                                                          --------    --------
          Total gas sales revenues                         162,711     127,031
     Transportation revenues                                 4,806       5,331
     Other revenues                                            213       1,271
                                                          --------    --------

     Total utility operating revenues                     $167,730    $133,633
                                                          ========    ========

Cost of gas sold - Dollars (000's)                        $ 81,928    $ 57,338
                                                          ========    ========

Total number of customers (end of period)                  485,297     461,485
                                                          ========    ========

Actual degree days                                           1,855       1,697
                                                          ========    ========

20-year average degree days                                  1,848       1,854
                                                          ========    ========


              Residential and Commercial
              --------------------------

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were comparable to average conditions in the first quarter of 1999 and 9 percent colder than in the first quarter of 1998.

          NW Natural continues to experience a high level of customer growth relative to other local gas distribution companies, with 23,812 customers added since March 31, 1998 for a growth rate of 5.2 percent. In the three years ended Dec. 31, 1998, more than 67,000 customers were added to the system, representing an average annual growth rate of 5.2 percent.

          Volumes of gas sold to residential and commercial customers increased
36.7 million therms, or 18 percent, in the first quarter of 1999 compared to the first quarter of 1998. Related revenues increased $33.7 million, or 30 percent, due to increased volumes and rate increases effective during 1998. Effective Jan. 1, April 1 and Dec. 1, 1998, the OPUC approved rate increases averaging
11.4 percent, 6.1 percent and 3.4 percent, respectively, for NW Natural's customers in Oregon. These rate changes reflected changes in NW Natural's purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts and the removal of temporary rate adjustments effective in 1997. Effective Dec. 1, 1998, the WUTC approved a rate increase averaging 5.8 percent primarily to pass through to Washington customers increases in purchased gas costs.

         In October 1998, NW Natural filed its first general rate case in Oregon since 1989. The filing proposes a revenue increase of $14.7 million per year from Oregon operations through rate increases averaging 3.8 percent. The proposed increase is designed to cover the costs of additional gas storage at Mist, NW Natural's new customer information system, and the Year 2000 project. In November 1998, the OPUC suspended the proposed rate increase for investigation and hearings. In March 1999, the Staff of the OPUC issued its recommendations on issues in the general rate case. The Staff recommended a revenue reduction of $19.9 million per year which incorporates a recommended return on common shareholders' equity (ROE) of 8.5 percent, compared to NW Natural's proposed ROE of 11.25 percent. NW Natural's currently authorized ROE is 13.25 percent. The OPUC Staff is considered to be an independent party in the rate case. Its position is not binding on either the administrative law judge who will preside over hearings in the case or on the Commission when it makes its decisions on the issues. The OPUC is expected to extend its order suspending the filing for investigation and hearing until Sept. 1, 1999.

          In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

              Industrial Sales, Transportation and Other Revenues
              ---------------------------------------------------

         Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 13.8 million therms, or 8 percent, lower in the first quarter of 1999 than in the same period of 1998. Margin from these customers decreased by 8 percent to $12.6 million in the first quarter of 1999 from $13.7 million in the first quarter of 1998, reflecting some large interruptible customers' use of oil rather than gas during the quarter, lower margins from industrial schedules where rates are tied to oil prices, and the loss of one industrial customer to bypass. (See Part II, Item 7., "Results of Operations - Industrial Sales, Transportation and Other Revenues," in the 1998 Form 10-K.)

          Other revenues, which relate primarily to accumulations or amortizations of regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K), decreased $1.1 million, or 83 percent, during the first quarter of 1999 compared to the first quarter of 1998. The principal factors were a decrease in amortizations of property tax savings ($2.6 million), offset by the conclusion of amortizations of revenue reductions negotiated with the OPUC as part of the Jan. 1, 1998 rate change ($0.8 million) and the refund of 1996-97 excise taxes ($0.4 million).

              Cost of Gas
              -----------

          The cost per therm of gas sold was 23 percent higher during the first quarter of 1999 than in the first quarter of 1998. The cost per therm of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization and regulatory deferrals, less Company use. The cost of gas sold was reduced by non-regulated net gas sales of $0.4 million and $0.8 million for the first quarters of 1999 and 1998, respectively. Under an agreement with the OPUC, revenues from these sales are treated as a reduction of gas costs.

          The average cost per therm of gas purchased in the first quarter of 1999 was 7 percent higher than in the first three months of 1998, due to higher prevailing prices in the natural gas commodity market. NW Natural has a Purchased Gas Adjustment (PGA) tariff in Oregon, under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. Effective Jan. 1, 1998, NW Natural recognizes 33 percent of the difference between actual and projected gas costs in current operating results while the remaining 67 percent is deferred for recovery from or refund to customers in future rates. (See Part II, Item 5, Other Information, "Regulatory Developments.")

              Subsidiary Operations
              ---------------------

         The following table summarizes financial information for the Company's consolidated subsidiaries:

                                                        Three Months Ended
                                                            March 31,
                                                        1999           1998
                                                        ----           ----
Consolidated Subsidiaries (Thousands):

Net Operating Revenues                                $ 3,279        $ 2,012
Operations and Maintenance Expense                      1,914          1,203
Depreciation                                            2,357          1,157
                                                      -------        -------
Income (Loss) from Operations                         $  (992)       $  (348)
Income (Loss) from Financial Investments                 (631)        (1,279)
Other Income (Expense) and Interest Charges               886            281
Minority Interest                                          73              -
                                                      -------        -------
Income (Loss) Before Income Taxes                        (664)        (1,346)
Income Tax Expense (Benefit)                             (255)          (626)
                                                      -------        -------
Net Income (Loss)                                     $  (409)       $  (720)
                                                      =======        =======

         Results of operations for the individual subsidiaries for the first quarter of 1999 were a net loss of $0.1 million for Canor compared to a negligible net loss for the first quarter of 1998, and a net loss of $0.3 million for Financial Corporation compared to a net loss of $0.7 million for the first quarter of 1998. Canor's operations have been adversely affected by low oil prices during the first quarter of 1999, while Financial Corporation normally incurs a loss in the first quarter due to the seasonality of revenues from its investments in solar and windpower generating plants in California.

         In the first quarter of 1998 NW Natural recorded a $3.5 million gain, equivalent to 15 cents a share, from the combination of Canor with Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. Canor purchased Southlake's stock in exchange for shares of Canor, with the resulting company owned 66 percent by NW Natural and 34 percent by an indirect subsidiary of NIPSCO. The resulting gain was not subject to U.S. income tax. Canor had managed Southlake's assets since 1995 under a previous agreement.

         The following discussion summarizes operating expenses, other income (expense), interest charges - net, and income taxes.

    Operating Expenses
    ------------------

         Operations and Maintenance
         --------------------------

         Operations and maintenance expenses were $2.3 million, or 11 percent, higher in the first quarter of 1999 compared to the same period in 1998. NW Natural's expenses increased $1.6 million, or 8 percent, in the first quarter of 1999, primarily due to costs of a special voluntary early retirement program ($0.8 million) and higher accruals for bad debts ($0.6 million). Subsidiary operating expenses increased $0.7 million, or 59 percent, as compared to the first quarter of 1998, due to the inclusion in this category of expenses of Southlake following the Canor/Southlake amalgamation at the end of the first quarter of 1998.

         Taxes Other than Income
         -----------------------

         Taxes other than income increased $1.4 million, or 20 percent. Franchise tax expense increased $0.9 million in the first quarter of 1999 compared to the first quarter of 1998 as a result of the higher revenues reflecting rate increases and increased sales due to colder weather. Property taxes increased $0.3 million due to more utility plant in service, while regulatory commission fees and local business taxes each increased $0.1 million.

         Depreciation, Depletion and Amortization
         ----------------------------------------

         The Company's depreciation expense increased $1.6 million, or 13 percent, compared to the first quarter of 1998. NW Natural's depreciation expense increased by $0.4 million primarily due to the placement into service in November 1998 of an expansion of its underground gas storage facility (Mist Phase II) ($0.3 million) and other additional utility plant. Subsidiary depreciation expense increased $1.2 million in the first quarter of 1999 compared to 1998 due to an increase in Canor's total assets following its amalgamation with Southlake.

    Other Income (Expense)
    ----------------------

         The Company's other income decreased $1.6 million in the first quarter of 1999 compared to the same period in 1998. Results from the first quarter of 1998 included the one-time $3.5 million gain from the combination of Canor with Southlake (see "Subsidiary Operations," above). The first quarter of 1999 included a gain on the sale of assets by Canor ($0.6 million); a smaller loss from Financial Corporation's alternative energy investments ($0.6 million); an increase in net income from merchandise sales ($0.4 million); and increased interest income ($0.1 million).

    Interest Charges - net
    ----------------------

         The Company's net interest expense decreased $0.2 million, or 3 percent, in the first quarter of 1999 compared to the same period in 1998. Long-term debt decreased $3.5 million from March 31, 1998 and average interest rates on outstanding debt declined due to the redemption or maturity of $33.0 million of long-term debt bearing interest rates of 8.93 percent to
9.125 percent in the second and third quarters of 1998.

    Income Taxes
    ------------

          The effective corporate income tax rates for the three months ended March 31, 1999 and 1998 were 37 percent and 31 percent, respectively. The lower 1998 rate was due in part to the $3.5 million gain from the Canor combination with Southlake that was not subject to income tax. (See Part II, Item 8., Note 7, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K).

Financial Condition
-------------------

    Capital Structure
    -----------------

         NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. NW Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of revenue derived from gas usage by NW Natural's residential and commercial customers influences the Company's financing requirements from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K).

          The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K).

    Cash Flows
    ----------

              Operating Activities
              ---------------------

         Operating activities provided net cash of $72.4 million in the three months ended March 31, 1999 compared to $43.1 million in the first three months of 1998. The 68 percent increase was due to increased cash from operations
($7.2 million) and lower working capital requirements ($22.2 million). The increase in cash from operations compared to 1998 was primarily due to lower deferred gas costs receivable ($11.2 million), a decrease in non-cash gains on the sale of assets ($2.7 million) and an increase in depreciation, depletion and amortization expense ($1.6 million); offset by a reduction in deferred income taxes and investment tax credits ($3.3 million) and higher regulatory account debit balances ($5.1 million). The decrease in working capital requirements was due to greater decreases in accrued unbilled revenue ($6.4 million) and inventory balances ($5.6 million), a smaller decrease in accounts payable
($5.3 million) and a greater increase in accrued interest and taxes
($5.1 million). A non-cash gain of $3.5 million was recognized in the first quarter of 1998 from Canor's amalgamation with Southlake.

         The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K).

              Investing Activities
              --------------------

          Cash requirements for utility construction in the first quarter of 1999 totaled $25.4 million, up $5.1 million, or 25 percent, from the first quarter of 1998. The increase was primarily due to higher expenditures for the development of additional underground storage facilities ($4.6 million).

          NW Natural's construction expenditures are estimated at $110 million for 1999. Over the five year period 1999 through 2003, these expenditures are estimated at between $450 million and $500 million. The projected level of capital expenditures during the next five years reflects projected customer growth, a major system reinforcement project and the development of additional underground storage facilities. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          In the first quarter of 1999, non-utility expenditures totaled
$4.6 million. Canor invested $2.1 million in Canadian exploration and production properties and NW Natural's non-utility expenditures were $2.5 million for the construction of the Port of Portland building (see "Lines of Credit," below). During the first quarter of 1998, NW Natural converted to equity $11.8 million of intercompany loans to Canor. (See Part II, Item 7., Financial Condition, "Investing Activities," in the 1998 Form 10-K.)

              Financing Activities
              --------------------

                  In the first quarter of 1999, internally generated cash was used to reduce short-term debt by $36.0 million. In the first quarter of 1998, proceeds from the issuance of Medium-Term Notes were used to reduce short term debt by $12.5 million and long-term debt by $2.0 million.

    Lines of Credit
    ---------------

         NW Natural has available through Sept. 30, 1999, committed lines of credit with five commercial banks totaling $100 million, consisting of a primary fixed amount of $50 million plus an excess amount of up to $50 million available as needed, at NW Natural's option, on a monthly basis. Financial Corporation has available through Sept. 30, 1999, committed lines of credit with two commercial banks totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of NW Natural.

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of March 31, 1999 or 1998.

          In April 1998, NW Natural entered into an additional $18 million line of credit with a commercial bank for the purpose of constructing the new headquarters building for the Port of Portland on land currently owned by NW Natural (see "Investing Activities," above). This line of credit is available through Nov. 30, 1999, and the outstanding balance at March 31, 1999 was $8.6 million.

          Canor has a $30 million (Canadian) revolving credit facility available for its normal business operations through a Canadian commercial bank. The amount of the facility declines by $1.2 million per quarter beginning April 1, 1999 and is subject to a re-setting annually either upward or downward, based upon an analysis of Canor's gas and oil reserves as of March 31 each year. Canor had the U.S. dollar equivalent of $4.8 million outstanding on this line of credit at March 31, 1999.

    Commercial Paper
    ----------------

          The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K).

    Ratios of Earnings to Fixed Charges
    -----------------------------------

          For the 12 months ended March 31, 1999 and Dec. 31, 1998, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.26 and 2.12, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges. Fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

    Year 2000 Readiness
    -------------------

              Overview
              --------

         The Company has identified and is in the process of correcting the information technology (IT) and non-IT systems within its control that could be affected by the Year 2000 issue. In early 1997, NW Natural established a Year 2000 Project Office with technical specialists experienced in the Year 2000 issue, sponsored by two senior executives.

         The Company's objective in its Year 2000 program is to reduce the risk of business disruption or serious financial loss due to IT and non-IT systems failures relating to the Year 2000 issue. In November 1997, NW Natural replaced its largest operating system, its customer information system for residential and small commercial customers incorporating billing, customer order, credit and other programs, with a fully Year 2000-ready system. Additional project work includes maintaining and managing the inventory of its date-sensitive IT and non-IT systems; researching and managing the degree of Year 2000 readiness of IT and non-IT systems of the suppliers and vendors with whom it has material relationships; identifying and assessing the cost of renovating or replacing non-IT systems within its control that could be affected by the Year 2000 issue; assigning risk ratings to its IT and non-IT systems in order to prioritize renovation and replacement efforts; and developing contingency plans for high-risk systems or vendor products where products are known to be non-compliant or readiness levels cannot be independently verified.

              Readiness of Systems
              --------------------

         The Year 2000 project office has achieved various stages of correction for impacted IT systems and non-IT equipment and, overall, NW Natural has maintained and expects to continue its planned schedule for correction. NW Natural plans to complete renovations of its internal applications with the highest risk ratings by June 30, 1999, and to evaluate and develop appropriate plans to renovate or address risks of failure in its remaining lower-risk systems by the end of 1999.

         Among 29 high-priority applications originally identified for internal renovation, 38 percent had been completed through construction, testing and implementation as of March 31, 1999.

         NW Natural has been developing a new billing system for industrial and large commercial (I&C) customers to replace an existing system that is not Year 2000 compliant. The development project for the new I&C system is on schedule, but NW Natural has implemented a contingency plan for the renovation of the existing system so that it could be ready by year-end. This effort may be terminated at any time if it appears that the I&C replacement project is reaching its key milestones on schedule for completion by October 1999.

              Suppliers and Vendors
              ---------------------

         NW Natural is evaluating the status of Year 2000 compliance efforts of critical suppliers and vendors. These contacts include written communication or face-to-face meetings with providers of interstate capacity and storage, natural gas suppliers, financial institutions and electric and telephone companies. In addition, the project office is currently investigating 588 vendor-supplied products. Of these products, as of March 31, 1999, 443 products either have been determined to be compliant or have been represented by the vendors to be compliant if used in connection with other compliant systems. Another 89 products were deemed non-compliant and 56 products were under active investigation. If warranted, the Company will identify alternative vendor sources to the extent alternatives are available, and develop contingency plans for any critical vendor products considered at risk where alternatives are not available.

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

         With respect to external factors, NW Natural relies on the suppliers of natural gas and interstate transportation to deliver natural gas to NW Natural's distribution system. External infrastructure such as electric and telephone service is necessary for NW Natural's basic operation as well as the operations of many of its customers. A failure by any of these critical vendors could challenge NW Natural's ability to meet the demands of its customers. As part of its normal business practice, however, NW Natural maintains plans to follow during emergency circumstances. These plans are incorporated into its contingency plan for potential Year 2000-related problems.

              Financial Impact
              ----------------
         NW Natural's total estimated cost for its Year 2000 readiness program is $6.9 million. This amount includes its costs of assessment, planning, vendor management, project management and other project costs as well as the costs of renovating and testing internal applications. NW Natural's costs from 1997 through March 31, 1999 for Year 2000 activities totaled $4.9 million. Neither the total estimated cost nor the costs to date include the costs incurred in replacing NW Natural's customer information system or costs for other IT systems that are being replaced rather than renovated. In accordance with an order of the OPUC, NW Natural's incremental operating costs for Year 2000 readiness are being deferred and will be amortized over a five-year period.

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


Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes to the information provided in
Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," in the 1998 Form 10-K.


                           PART II. OTHER INFORMATION

Item 5.       OTHER INFORMATION

              Regulatory Developments
              -----------------------

          On April 19, 1999 the OPUC issued its order addressing the future treatment of NW Natural's purchased gas costs. In its order, the OPUC formalized a process that tests for "excessive earnings" in connection with gas utilities' annual PGA filings of rate changes due to increases or decreases in gas commodity costs. Under the order, NW Natural is authorized to retain all of its earnings up to a threshold level equal to its authorized return on equity plus 300 basis points. Until a decision is made on NW Natural's authorized ROE in the pending Oregon general rate case (see Part I, Item 2., "Results of Operations"), NW Natural can earn up to a 12.6 percent ROE. One-third of any "excess" above that level will be refunded to customers. The OPUC order also confirmed NW Natural's ability to pass through 100 percent of its prudently incurred gas costs into rates.

              Gas Storage
              -----------

          On March 30, 1999, the Oregon Energy Facility Siting Council approved NW Natural's application to amend its site certificate for the South Mist Feeder, its pipeline connecting the Mist gas storage field with NW Natural's distribution system in metropolitan Portland. The amendment authorizes construction of 29 miles of 24-inch pipeline parallel to the original 16-inch pipeline built in the late 1980s. The new pipeline, together with additional underground storage reservoirs and gas compression capacity, will increase gas deliverability from Mist to 190 million cubic feet per day, representing about 30 percent of NW Natural's firm gas load on its most recent peak day.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 3 - Bylaws of Northwest Natural Gas Company as amended Feb. 25, 1999

         Exhibit 11 - Statement re: Computation of Per Share Earnings.

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORTHWEST NATURAL GAS COMPANY
                                           (Registrant)


Dated:  May 17, 1999                       /s/ Stephen P. Feltz
                                           ---------------------
                                           Stephen P. Feltz
                                           Principal Accounting Officer,
                                           Controller and Treasurer

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                 March 31, 1999



                                                                      Exhibit
Document                                                               Number
--------                                                              -------

Bylaws of Northwest Natural Gas Company as amended
February 25, 1999                                                        3

Statement re: Computation of Per Share Earnings                         11

Computation of Ratio of Earnings to Fixed Charges                       12

Financial Data Schedule                                                 27