Form 10-Q
period 1999-06-30
NORTHWEST NATURAL GAS CO
filed 1999-08-05
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999
                                  ---------------------------------------------

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    ----------------------

Commission file number   0-994
                       ---------


                          NORTHWEST NATURAL GAS COMPANY
                   ----------------------------------------
             (Exact name of registrant as specified in its charter)


                 Oregon                                93-0256722
-------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

 220 N. W. Second Avenue, Portland, Oregon                97209
-------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code               (503) 226-4211
                                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At August 3, 1999, 24,987,466 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                  June 30, 1999

                         Summary of Information Reported



The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                           Page
Item 1.  Financial Statements                                             Number
                                                                          ------

         (1)  Consolidated Statements of Income for the three and six       3
              month periods ended June 30, 1999 and 1998, and Consolidated Statements of Earnings Invested in the
              Business for the six-month periods ended June 30, 1999 and 1998.

         (2)  Consolidated Balance Sheets at June 30, 1999                  4
              and 1998 and December 31, 1998.

         (3)  Consolidated Statements of Cash Flows for the six-month       5
              periods ended June 30, 1999 and 1998.

         (4)  Consolidated Statements of Capitalization at
              June 30, 1999 and 1998 and December 31, 1998.                 6

         (5)  Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 21

Item 4.  Submission of Matters to a Vote of Security Holders               22

Item 6.  Exhibits and Reports on Form 8-K                                  23

         Signature                                                         23

                                NORTHWEST NATURAL GAS COMPANY
                                PART I. FINANCIAL INFORMATION
                            (1) Consolidated Statements of Income
                            (Thousands, Except Per Share Amounts)
                                         (Unaudited)


                                        Three Months Ended          Six Months Ended
                                              June 30,                    June 30,
                                       ---------------------     ---------------------

                                         1999         1998         1999         1998
                                       --------      -------     --------     --------
Operating Revenues:
   Gross operating revenues            $ 97,985      $83,654     $269,034     $219,351
   Cost of sales                         39,011       33,651      120,979       91,041
                                       --------      -------     --------     --------
        Net operating revenues           58,974       50,003      148,055      128,310
                                       --------      -------     --------     --------

Operating Expenses:
   Operations and maintenance            18,258       19,882       40,781       40,141
   Taxes other than income taxes          5,613        4,986       14,015       12,011
   Depreciation, depletion and
        amortization                     13,220       12,696       26,775       24,641
                                       --------      -------     --------     --------

        Total operating expenses         37,091       37,564       81,571       76,793
                                       --------      -------     --------     --------

Income from Operations                   21,883       12,439       66,484       51,517
Other Income                              2,116        1,610        3,614        4,687
Interest Charges - net                    6,693        7,559       14,861       15,968
                                       --------      -------     --------     --------
Income Before Income Taxes               17,306        6,490       55,237       40,236
Income Taxes                              6,522        2,397       20,410       12,957
                                       --------      -------     --------     --------
Net Income                               10,784        4,093       34,827       27,279
Redeemable Preferred and Preference
   Stock Dividend Requirements              633          648        1,270        1,301
                                       --------      -------     --------     --------

Earnings Applicable to Common Stock    $ 10,151      $ 3,445     $ 33,557     $ 25,978
                                       ========      =======     ========     ========
Average Common Shares Outstanding        24,946       24,444       24,915       23,673
Earnings Per Share of Common Stock:
   Basic                                  $0.41        $0.14        $1.35        $1.10
   Diluted                                $0.40        $0.14        $1.33        $1.08
Dividends Per Share of Common Stock      $0.305       $0.305        $0.61        $0.61


                 See Notes to Consolidated Financial Statements.

===============================================================================

          Consolidated Statements of Earnings Invested in the Business
                      (Thousands, Six-Months Ended June 30)
                                   (Unaudited)


                                                        1999                         1998
                                               ----------------------      -----------------------
Earnings Invested  in the Business:
Balance at Beginning of Period                 $ 106,513                   $ 113,098
Net Income                                        34,827     $ 34,827         27,279      $ 27,279
Dividends Declared or Paid:
   Redeemable preferred and preference
      stock                                       (1,281)                     (1,312)
   Common stock                                  (15,183)                    (14,504)
Common Stock Expense
                                                      --                      (1,697)
                                               ---------                   ---------
Balance at End of Period                       $ 124,876                   $ 122,864
                                               =========                   =========
Accumulated Other Comprehensive Income:
Balance at Beginning of Period                 $  (2,460)                  $  (2,235)
  Other comprehensive income -
       Foreign currency translation
          adjustment                                (516)        (516)            48            48
                                               ---------    ---------      ---------      --------
Comprehensive Income                                         $ 34,311                     $ 27,327
                                                            =========                     ========
Balance at End of Period                       $  (2,976)                  $  (2,187)
                                               =========                   =========


                       See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (2) Consolidated Balance Sheets
                             (Thousands of Dollars)


                                                       (Unaudited)   (Unaudited)
                                                        June 30,     June 30,     Dec. 31,
                                                          1999          1998        1998
                                                       ----------    ----------  -----------
Assets:
Plant and Property:
   Utility plant                                       $1,284,049    $1,201,817   $1,239,690
   Less accumulated depreciation                          423,704       385,970      404,117
                                                       ----------    ----------   ----------
      Utility plant - net                                 860,345       815,847      835,573
                                                       ----------    ----------   ----------
   Non-utility property                                    84,577        83,534       89,050
   Less accumulated depreciation and depletion             32,179        25,740       29,927
                                                       ----------    ----------   ----------
      Non-utility property - net                           52,398        57,794       59,123
                                                       ----------    ----------   ----------
      Total plant and property                            912,743       873,641      894,696
                                                       ----------    ----------   ----------
Investments and Other:
   Investments                                             15,008        32,803       15,898
   Long-term notes receivable                                 507           772          816
                                                       ----------    ----------   ----------
      Total investments and other                          15,515        33,575       16,714
                                                       ----------    ----------   ----------
Current Assets:
   Cash and cash equivalents                               20,693        13,481        7,383
   Accounts receivable - net                               29,248        29,321       47,476
   Accrued unbilled revenue                                 6,955         6,070       34,258
   Inventories of gas, materials and supplies              19,283        15,262       21,258
   Property held for sale                                  12,293             -            -
   Prepayments and other current assets                    11,099         8,447       16,105
                                                       ----------    ----------   ----------
      Total current assets                                 99,571        72,581      126,480

Regulatory Tax Assets                                      56,860        56,860       56,860
Deferred Gas Costs Receivable                              19,744        30,912       27,795
Deferred Debits and Other                                  78,467        63,030       69,191
                                                       ----------    ----------   ----------
      Total Assets                                     $1,182,900    $1,130,599   $1,191,736
                                                       ==========    ==========   ==========
Capitalization and Liabilities:
Capitalization:
   Common stock                                          $311,247    $  305,220   $  308,351
   Earnings invested in the business                      124,876       122,864      106,513
   Accumulated other comprehensive income                  (2,976)       (2,187)      (2,460)
                                                       ----------    ----------   ----------
      Total common stock equity                           433,147       425,897      412,404
   Redeemable preference stock                             25,000        25,000       25,000
   Redeemable preferred stock                              10,564        11,499       11,499
   Long-term debt                                         366,607       347,016      366,738
                                                       ----------    ----------   ----------
      Total capitalization                                835,318       809,412      815,641
                                                       ----------    ----------   ----------

Minority Interest                                          16,115        18,002       16,322
                                                       ----------    ----------   ----------
Current Liabilities:
   Notes payable                                           55,646        28,369       87,264
   Accounts payable                                        55,049        48,012       56,039
   Long-term debt due within one year                           -        25,000       10,000
   Taxes accrued                                           11,076         4,637        7,486
   Interest accrued                                         5,227         5,848        6,204
   Other current and accrued liabilities                   35,798        21,728       23,477
                                                       ----------    ----------   ----------
      Total current liabilities                           162,796       133,594      190,470
Deferred Investment Tax Credits                            10,628        11,406       11,248
Deferred Income Taxes                                     139,676       141,911      140,310
Regulatory Accounts and Other                              18,367        16,274       17,745
Commitments and Contingencies                                   -             -            -
                                                       ----------    ----------   ----------
      Total Capitalization and Liabilities             $1,182,900    $1,130,599   $1,191,736
                                                       ==========    ==========   ==========

                        See Notes to Consolidated Financial Statements




                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (3) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)
                                                                  Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                   1999       1998
                                                                   ----       ----
Operating Activities:
   Net income                                                    $ 34,827   $ 27,279
   Adjustments to reconcile net income to cash provided
      by operations:
      Depreciation, depletion and amortization                     26,775     24,641
      Gain on sale of assets                                       (1,691)    (3,789)
      Deferred income taxes and investment tax credits             (1,254)     1,415
      Equity in losses of investments                                 332        829
      Allowance for funds used during construction                   (278)      (691)
      Deferred gas costs receivable                                 8,051     (2,284)
      Regulatory accounts and other - net                          (8,654)    (3,419)
                                                                 --------   --------
         Cash from operations before working capital changes       58,108     43,981
      Changes in operating assets and liabilities:
         Accounts receivable                                       18,228     10,099
         Accrued unbilled revenue                                  27,303     17,841
         Inventories of gas, materials and supplies                 1,975      2,123
         Accounts payable                                            (990)   (10,763)
         Accrued interest and taxes                                 2,613       (229)
         Other current assets and liabilities                      17,327      9,017
                                                                 --------   --------
      Cash Provided By Operating Activities                       124,564     72,069
                                                                 --------   --------
Investing Activities:
   Acquisition and construction of utility plant assets           (46,942)   (38,929)
   Investment in non-utility plant                                (12,066)    (9,400)
   Proceeds from sale of non-utility assets                         3,862          -
   Investments and other                                              660        822
                                                                 --------   --------
      Cash Used In Investing Activities                           (54,486)   (47,507)
                                                                 --------   --------
Financing Activities:
   Common stock issued                                              2,765     49,531
   Redeemable preferred stock retired                                (935)      (930)
   Long-term debt issued                                                -     32,000
   Long-term debt retired                                         (10,000)   (20,000)
   Change in short-term debt                                      (31,618)   (60,948)
   Cash dividend payments:
      Redeemable preferred and preference stock                    (1,281)    (1,312)
      Common stock                                                (15,183)   (14,504)
   Foreign currency translation and capital stock expense            (516)    (1,649)
                                                                 --------   --------
      Cash Used For Financing Activities                          (56,768)   (17,812)
                                                                 --------   --------
Increase In Cash and Cash Equivalents                              13,310      6,750
Cash and Cash Equivalents - Beginning of Period                     7,383      6,731
                                                                 --------   --------
Cash and Cash Equivalents - End of Period                        $ 20,693   $ 13,481
                                                                 ========   ========
====================================================================================
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period for:
      Interest                                                    $15,762    $16,515
      Income Taxes                                                $17,300   $  7,650

====================================================================================
Supplemental Disclosure of Noncash Financing Activities
   Conversion to common stock:
      7-1/4 percent Series of Convertible Debentures                 $131       $287


                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (4) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)

                                      (Unaudited)            (Unaudited)
                                     June 30, 1999          June 30, 1998         Dec. 31, 1998
-----------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value
        $3-1/6 per share               $ 79,094                $ 78,319             $ 78,701

     Premium on common stock            232,153                 226,901              229,650
     Earnings invested in the business  124,876                 122,864              106,513
     Accumulated other
        comprehensive income             (2,976)                 (2,187)              (2,460)
                                       --------                --------            ---------

          Total common stock equity     433,147       52%       425,897     53%      412,404      51%
                                       --------      ----      --------    ----    ---------     ----
REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value
        $100 per share                   25,000                  25,000               25,000
                                       --------                --------            ---------
        Total redeemable
           preference stock              25,000        3%        25,000      3%       25,000       3%
                                       --------      ----      --------    ----    ---------     ----
REDEEMABLE PREFERRED STOCK:
   Stated value $100 per share:
     $4.75  Series                           64                     249                  249
     $7.125 Series                       10,500                  11,250               11,250
                                       --------                --------            ---------
        Total redeemable
           preferred stock               10,564        1%        11,499      1%       11,499       1%
                                       --------      ----      --------    ----    ---------     ----
LONG-TERM DEBT:
     First Mortgage Bonds
          9-3/4% Series due 2015         50,000                  50,000               50,000
     Medium-Term Notes
     First Mortgage Bonds:
          7.69% Series A due 1999            --                  10,000               10,000
          5.96% Series B due 2000         5,000                   5,000                5,000
          5.98% Series B due 2000         5,000                   5,000                5,000
          8.05% Series A due 2002        10,000                  10,000               10,000
          5.55% Series B due 2002        20,000                       -               20,000
          6.40% Series B due 2003        20,000                  20,000               20,000
          6.34% Series B due 2005         5,000                   5,000                5,000
          6.38% Series B due 2005         5,000                   5,000                5,000
          6.45% Series B due 2005         5,000                   5,000                5,000
          6.80% Series B due 2007        10,000                  10,000               10,000
          6.50% Series B due 2008         5,000                   5,000                5,000
          8.26% Series B due 2014        10,000                  10,000               10,000
          7.00% Series B due 2017        40,000                  40,000               40,000
          6.60% Series B due 2018        22,000                  22,000               22,000
          8.31% Series B due 2019        10,000                  10,000               10,000
          9.05% Series A due 2021        10,000                  10,000               10,000
          7.25% Series B due 2023        20,000                  20,000               20,000
          7.50% Series B due 2023         4,000                   4,000                4,000
          7.52% Series B due 2023        11,000                  11,000               11,000
          6.52% Series B due 2025        10,000                  10,000               10,000
          7.05% Series B due 2026        20,000                  20,000               20,000
          7.00% Series B due 2027        20,000                  20,000               20,000
          6.65% Series B due 2027        20,000                  20,000               20,000
          6.65% Series B due 2028        10,000                  10,000               10,000
Unsecured:
          8.93% Series A due 1998            --                   5,000                   --
          8.95% Series A due 1998            --                  10,000                   --
          8.47% Series A due 2001        10,000                  10,000               10,000
Convertible Debentures
----------------------
          7-1/4% Series due 2012          9,607                  10,016                9,738
                                       --------                --------            ---------
                                        366,607                 372,016              376,738
Less long-term debt due within one
   year                                      --                  25,000               10,000
                                       --------                --------            ---------
      Total long-term debt              366,607       44%       347,016     43%      366,738      45%
                                       --------      ----      --------    ----    ---------     ----
      TOTAL CAPITALIZATION             $835,318      100%      $809,412    100%    $ 815,641     100%
                                       ========      ====      ========    ====    =========     ====


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

2.   Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which postponed the effective date of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," to all fiscal years beginning after June 15, 2000 (Jan. 1, 2001 for the Company). SFAS No. 133 requires that all changes in the fair value of derivative instruments be recorded each period either in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so designated, what type of hedge transaction it is. The Company has not determined the impact that adoption of SFAS No. 133 will have on its results of operation or financial position.

     The Accounting Standards Executive Committee issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities," which are effective for years beginning after Dec. 31, 1998. The Company's adoption of SOP 98-1 and SOP 98-5 had no material effect on its results of operations or financial position.

3.   Segment Reporting

     The Company principally operates in a single line of business consisting of the distribution of natural gas, which constitutes the "utility" segment. Other lines of business are primarily investments in oil and gas exploration properties in Canada and in alternative energy projects in California, which constitute the "other" segment.
                                        7

     The following table presents information about reportable segments for the three and six months ended June 30, 1999 and 1998. Inter-segment transactions are insignificant.

                                       Three Months Ended June 30,         Six Months Ended June 30,
                                       ---------------------------         -------------------------
Thousands of Dollars                  Utility     Other       Total     Utility       Other        Total
--------------------------------------------------------------------------------------------------------
1999
Net operating revenues                 55,170     3,804      58,974     140,972       7,083      148,055
Income (loss) from operations          22,133      (250)     21,883      67,726      (1,242)      66,484
Depreciation expense                   11,250     1,970      13,220      22,448       4,327       26,775
Net income                             10,157       627      10,784      34,566         261       34,827
Assets - end of period              1,091,252    91,648   1,182,900   1,091,252      91,648    1,182,900

1998
Net operating revenues                 46,554     3,449      50,003     122,849       5,461      128,310
Income (loss) from operations          12,665      (226)     12,439      52,091        (574)      51,517
Depreciation expense                   10,877     1,819      12,696      21,665       2,976       24,641
Net income                              3,902       191       4,093      24,244       3,035       27,279
Assets - end of period              1,032,339    98,260   1,130,599   1,032,339      98,260    1,130,599

4.   Property Held for Sale

     Property held for sale is a new headquarters building being constructed for the Port of Portland. Construction and sale of the building are expected to be completed within 90 days.

5.   Contingencies

     See Part II, Item 7., "Contingent Liabilities" and "Environmental Matters," in the 1998 Form 10-K.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The consolidated financial statements include:
        Regulated utility:
              Northwest Natural Gas Company (NW Natural)
        Non-regulated subsidiary businesses:
              NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary
              Canor Energy Ltd. (Canor), a majority-owned subsidiary

        Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 1998 Annual Report on Form 10-K (1998 Form 10-K)).

        The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 1999 and 1998.

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

Earnings and Dividends
----------------------

        The Company's earnings applicable to common stock were $10.2 million, or 40 cents a diluted share, in the quarter ended June 30, 1999, up from $3.4 million, or 14 cents a diluted share, in the second quarter of 1998.

        NW Natural earned 38 cents a share from utility operations in the second quarter of 1999, compared to 13 cents a share in the same period in 1998. Results for the second quarter of 1999 include reductions to the litigation and interest reserves for the Chase Gardens case equivalent to 9 cents a share. (See
                          -------------
"Operating Expenses - Operations and Maintenance" and "Interest Charges - net," below, and Part II, Item 1, "Legal Proceedings," herein.) Weather during the three months ended June 30, 1999 was 35 percent colder than average and 24 percent colder than the second quarter of 1998. NW Natural estimates that the weather-related increase in net operating revenues (margin) from sales to residential and commercial customers during the second quarter of 1999 was equivalent to about 20 cents a share of earnings compared to a similar period with average weather and 10 cents a share compared to the same period in 1998. NW Natural also estimates that customer growth in the residential and commercial segments since June 30, 1998 contributed $2.1 million of margin during the second quarter of 1999.

        The Company earned $33.6 million, or $1.33 a diluted share, and $26.0 million, or $1.08 a diluted share, for the six months ended June 30, 1999 and 1998, respectively. Year-to-date, NW Natural earned $1.32 a share from utility operations compared to 97 cents a share in the same period in 1998. Weather in the first half of the year was 14 percent colder in 1999 than in 1998, resulting in an increase in margin from residential and commercial customers equivalent to an estimated 27 cents a share of earnings.

        NW Natural's subsidiaries earned 2 cents a share during the second quarter of 1999 compared to 1 cent in the second quarter of 1998. Year to date subsidiary results were income of 1 cent a share for 1999 compared to a loss of 2 cents for 1998. See "Subsidiary Operations," below.

          Dividends paid on common stock were 30.5 cents a share for both the three-month periods ended June 30, 1999 and 1998. In July 1999, the Company's Board of Directors declared a quarterly dividend of 30.5 cents a share on its common stock, payable August 13, 1999, to shareholders of record on July 30, 1999. The current indicated annual dividend rate is $1.22 a share.

Results of Operations
---------------------

   Comparison of Gas Operations
   ----------------------------

        The following table summarizes the composition of gas utility volumes and revenues:

                                               Three Months Ended          Six Months Ended
                                                    June  30,                  June 30,
                                               ------------------          ----------------
                                               1999          1998          1999        1998
                                               ----          ----          ----        ----
Gas Sales and Transportation Volumes
   - Therms (000's):
      Residential and commercial sales        134,629      112,925       402,533      340,131
      Unbilled volumes                        (16,545)     (12,807)      (46,999)     (39,302)

          Weather-sensitive volumes           118,084      100,118       355,534      300,829
      Industrial firm sales                    21,355       21,564        48,667       47,553
      Industrial interruptible sales           13,210       12,534        27,701       26,965
                                              -------      -------      --------     --------
          Total gas sales                     152,649      134,216       431,902      375,347
      Transportation deliveries               110,399      111,898       217,409      234,046
                                              -------      -------      --------     --------

      Total volumes sold and delivered        263,048      246,114       649,311      609,393
                                              =======      =======      ========     ========

Utility Operating Revenues - Dollars (000's):
      Residential and commercial revenues     $85,032      $68,899      $248,888     $194,310
      Unbilled revenues                        (9,167)      (6,328)      (26,443)     (18,871)
                                              -------      -------      --------     --------
          Weather-sensitive revenues           75,865       62,571       222,445      175,439
      Industrial firm sales revenues            8,954        8,529        20,418       18,177
      Industrial interruptible sales revenues   3,989        3,532         8,656        8,047
                                              -------      -------      --------     --------
          Total gas sales revenues             88,808       74,632       251,519      201,663
     Transportation revenues                    4,877        4,805         9,683       10,136
     Other revenues                               456          733           669        2,003
                                              -------      -------      --------     --------

     Total utility operating revenues         $94,141      $80,170      $261,871     $213,802
                                              =======      =======      ========     ========

Cost of gas sold - Dollars (000's)            $38,971      $33,616      $120,899    $  90,954
                                              =======      =======      ========     ========

Total number of customers (end of period)     487,516      464,784      487,516       464,784
                                              =======      =======      ========     ========

Actual degree days                                887          715         2,742        2,412
                                                  ===          ===         =====        =====

20-year average degree days                       658          663         2,506        2,517
                                                  ===          ===         =====        =====

        Residential and Commercial
        --------------------------

        Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 35 percent colder than average in the second quarter of 1999 and 24 percent colder than in the second quarter of

1998. For the first six months of 1999, weather was 9 percent colder than average and 14 percent colder than 1998.

        NW Natural continues to experience rapid customer growth, with 22,732 customers added since June 30, 1998 for a growth rate of 4.9 percent. In the three years ended December 31, 1998, more than 67,000 customers were added to the system, representing an average annual growth rate of 5.2 percent per year.

        Residential and commercial revenues in the three months and six months ended June 30, 1999 increased 21 percent and 27 percent, respectively, over the corresponding 1998 periods. The increased residential and commercial revenues in both 1999 periods over the comparable 1998 periods were due to increased volumes and to rate increases effective in 1998. Effective Jan. 1, April 1 and Dec. 1, 1998, the OPUC approved rate increases averaging 11.4 percent, 6.1 percent and
3.4 percent, respectively, for NW Natural's Oregon customers. These rate increases reflected changes in NW Natural's purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts and the removal of temporary rate adjustments effective in 1997. Effective Dec. 1, 1998, the WUTC approved a rate increase averaging 5.8 percent primarily to pass through to Washington customers increases in purchased gas costs.

        Volumes of gas sold to residential and commercial customers were 18.0 million therms, or 18 percent, higher in the second quarter of 1999 than in the second quarter of 1998. Margin increased $6.7 million, an increase of 14 percent. Sales volumes to these customers were 18 percent higher in the first six months of 1999 than in the first six months of 1998; related margin increased by 14 percent.

        The Company previously reported that NW Natural filed a general rate case in Oregon in October 1998, proposing a revenue increase of $14.7 million per year from Oregon operations through rate increases averaging 3.8 percent. (See Part I, Item 2., "Regulation and Rates," of the 1998 Form 10-K, and Part I,
Item 2, "Results of Operations - Residential and Commercial," of the Company's Form 10-Q for the quarter ended March 31, 1999.) The OPUC is expected to make its decision in the rate case in October 1999.

        In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

        Industrial, Transportation and Other Revenues
        ---------------------------------------------

        Total volumes of gas delivered to industrial firm, industrial interruptible, and transportation customers decreased 1.0 million therms, or less than 1 percent, in the second quarter of 1999 as compared to the same period in 1998. Transportation volumes decreased 1.5 million therms while gas sales to industrial firm and interruptible customers increased 0.5 million therms compared to the second quarter of 1998. Margin from these customers was $11.4 million in both the second quarter of 1999 and 1998.

        For the current six-month period, total sales and transportation volumes delivered to industrial customers were lower by 14.8 million therms, or

5 percent, in 1999. Margin from these customers was $1.1 million, or 4 percent, lower than in the first six months of 1998.

        Other revenues, which relate primarily to accumulations or amortizations of regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K), decreased $0.3 million, or 38 percent, during the second quarter of 1999 compared to the second quarter of 1998. Year-to-date other revenues decreased $1.3 million, or 67 percent, compared to the first six months of 1998. The principal factors were a decrease in amortizations of property tax savings ($2.9 million) offset in part by the completion of amortizations of revenue reductions negotiated with the OPUC as part of the Jan. 1, 1998 rate change ($1.3 million) and an increase in miscellaneous gas revenues ($0.3 million).

        Cost of Gas
        -----------

        The total cost per therm of gas sold was 2 percent higher in the second quarter of 1999 compared to the second quarter of 1998, and was 16 percent higher year-to-date. The cost per therm of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization and regulatory deferrals less Company use. The cost of gas sold was reduced by non-regulated net gas sales of $0.7 million and $1.3 million for the first six months of 1999 and 1998, respectively. Under an agreement with the OPUC, revenues from these sales are treated as a reduction of gas costs.

        The average cost per therm of gas purchased was 2 percent higher in the second quarter of 1999 and 4 percent higher year-to-date than in the same periods last year. NW Natural has a Purchased Gas Adjustment (PGA) tariff in Oregon, under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. NW Natural recognizes 33 percent of the difference between actual and projected gas costs in current operating results while the remaining 67 percent is deferred for recovery from or refund to customers in future rates.

        Subsidiary Operations
        ---------------------

        The following table summarizes financial information for the Company's consolidated subsidiaries:

                                             Three Months Ended       Six Months Ended
                                                   June 30,               June 30,

                                             1999       1998         1999          1998
                                             ----       ----         ----          ----

Consolidated Subsidiaries (Thousands):

Net Operating Revenues                   $  3,804   $  3,449     $  7,083      $  5,461

Operations and Maintenance Expense          2,084      1,856        3,998         3,059

Depreciation                                1,970      1,819        4,327         2,976
                                            -----      -----        -----         -----

Income (Loss) from Operations                (250)      (226)      (1,242)         (574)

Income (Loss) from Financial Investments      357        450         (274)         (829)

Other Income and Interest                     865         92        1,751           373

Minority Interest                            (131)        81          (58)           81
                                            -----      -----        -----         -----

Income (Loss) Before Income Taxes             841        397          177          (949)

Income Tax Expense (Benefit)                  215        230          (40)         (396)
                                            -----      -----        -----         -----

Net Income (Loss)                        $    626    $   167    $     217     $    (553)
                                         ========    ========    ==========   ==========


               Results of operations for the individual subsidiaries for the second quarter of 1999 were net income of $0.2 million for Canor compared to a loss of $0.2 million in the second quarter of 1998, and net income of $0.4 million for Financial Corporation compared to net income of $0.3 million for the second quarter of 1998. These results are equivalent to net income of 2 cents a share in 1999 and 1 cent a share in 1998.

               For the six months ended June 30, 1999, the subsidiaries' net results were income of $0.1 million each for Canor and Financial Corporation, compared to losses of $0.2 million for Canor and $0.4 million for Financial Corporation in the first six months of 1998. These results are equivalent to net income of 1 cent a share in 1999 compared to a loss of 2 cents a share in 1998.

               In the first quarter of 1998 NW Natural recorded a $3.5 million gain, equivalent to 15 cents a share, from the combination of Canor with Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (now NiSource Inc.). Canor purchased Southlake's stock in exchange for shares of Canor, with the resulting company owned 66 percent by NW Natural and 34 percent by an indirect subsidiary of NiSource Inc. The resulting gain was not subject to U.S. income tax. Canor had managed Southlake's assets since 1995 under a previous agreement.

        Operating Expenses
        ------------------

               Operations and Maintenance
               --------------------------

               Operations and maintenance expenses were $0.6 million, or 2 percent, higher in the first six months of 1999 compared to the same period in 1998. NW Natural's operations and maintenance expenses decreased $0.3 million reflecting reductions to the litigation reserve due to a decision in the Chase
                                                                         -----
Gardens case ($3.0 million) (see Part II, Item 1, "Legal Proceedings," below)
-------
offset by higher accruals for bonuses ($1.0 million) and bad debt expense ($0.7 million) and costs of employee severance and special voluntary early retirement programs ($0.9 million). Subsidiary operations and maintenance expenses increased by $0.9 million primarily due to increased operating costs for Canor subsequent to the Canor/Southlake combination.

               Taxes Other than Income Taxes
               -----------------------------

               Taxes other than income taxes for the six months ended June 30, 1999 increased $2.0 million, or 17 percent. Franchise tax expense increased $1.3 million compared to the first six months of 1998 as a result of higher revenues reflecting rate increases and increased sales due to colder weather. Property taxes increased $0.5 million due to more utility plant in service while regulatory fees and local business taxes each increased $0.1 million.

               Depreciation, Depletion and Amortization
               ----------------------------------------

               The Company's depreciation, depletion and amortization expense increased $2.1 million, or 9 percent, compared to the first six months of 1998. NW Natural's depreciation expense increased $0.8 million primarily due to the placement into service in November 1998 of an expansion of its underground gas storage facility (Mist Phase II) ($0.5 million) and other utility plant investments. Subsidiary depreciation expense increased $1.3 million in the first six months of 1999 due to an increase in Canor's total assets following its combination with Southlake.

        Other Income
        ------------

               The Company's other income for the year to date was $1.1 million lower than in 1998. Results from 1998 included a $3.5 million gain from the combination of Canor with Southlake (see "Subsidiary Operations," above). The first six months of 1999 included a gain on sale of assets by Canor ($1.7 million) and a smaller loss from Financial Corporation's alternative energy investments ($0.6 million).

        Interest Charges - net
        ----------------------

               The Company's net interest expense was $1.1 million, or 7 percent, lower in the first six months of 1999 than in the same period in 1998, reflecting reductions to interest expense of $0.9 million due to a decision in the Chase Gardens case (see Part II, Item 1, "Legal Proceedings," below).
    -------------
Average interest rates on outstanding debt declined due to the redemption or maturity of $43.0 million of long-term debt bearing interest rates of 7.69 percent to 9.125 percent in the second and third quarters of 1998 and the second quarter of 1999.

        Income Taxes
        ------------

               The effective corporate income tax rates for the six months ended June 30, 1999 and 1998 were 36.9 percent and 32.2 percent, respectively. The lower 1998 rate was due in part to the non-taxability of the $3.5 million gain from the Canor combination with Southlake. (See Part II, Item 8., Note 7, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K.)

Financial Condition
-------------------

        Capital Structure
        -----------------

               NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. NW Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of revenue derived from gas usage by NW Natural's residential and commercial customers influences the Company's financing requirements from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K).

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

        Cash Flows
        ----------

               Operating Activities
               --------------------

               Operating activities provided net cash of $124.6 million in the six months ended June 30, 1999 compared to $72.1 million in the first six months of 1998. The 73 percent increase was due to increased cash from operations ($14.1 million) and decreased working capital requirements ($38.4 million). The increase in cash from operations compared to 1998 was primarily due to lower deferred gas costs receivable ($10.3 million), an increase in net income ($7.5 million), a decrease in non-cash gains on the sale of assets ($2.1 million), and an increase in depreciation, depletion and amortization ($2.1 million), offset by a reduction in deferred income taxes and investment tax credits ($2.7 million) and an increase in regulatory accounts ($5.2 million). The decrease in working capital requirements was due to larger decreases in accounts receivable ($8.1 million) and accrued unbilled revenue ($9.5 million); changes in other current assets and liabilities ($8.3 million), including a progress payment of $15.0 million received from the Port of Portland for the construction of a building, and accrued taxes and interest ($2.8 million); and a smaller decrease in accounts payable ($9.8 million). A non-cash gain of $3.5 million was recognized in the first quarter of 1998 from Canor's combination with Southlake.

               The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K).

               Investing Activities
               --------------------

               Cash requirements for utility construction in the first six months of 1999 totaled $46.9 million, up $8.0 million, or 21 percent, from the first six months of 1998. The increase resulted largely from higher expenditures for the development of underground storage facilities ($7.0 million) and an increase in computer software related to the development of a new industrial billing system.

               NW Natural's construction expenditures are estimated at $110 million for 1999. Over the five-year period 1999 through 2003, these expenditures are estimated at between $450 million and $500 million. The projected level of capital expenditures during the next five years reflects projected customer growth, a major system reinforcement project and the development of additional underground storage facilities. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

               In the first six months of 1999, non-utility capital expenditures totaled $12.1 million. Canor invested $5.8 million in Canadian exploration and production properties. NW Natural's non-utility expenditures totaled $6.2 million for the construction of a new headquarters building for the Port of Portland (see "Lines of Credit," below). During the first quarter of 1998, NW Natural converted to equity $11.8 million of intercompany loans to Canor.

               Financing Activities
               --------------------

               Cash used for financing activities in the first six months of 1999 totaled $56.8 million, an increase of $39.0 million from the first six months of 1998. In the first six months of 1999, internally generated cash was used to reduce long-term debt by $10.0 million and short term debt by $31.6 million. In the first six months of 1998, $44.7 million from the negotiated public offering of 1,725,000 shares of NW Natural's common stock in April 1998 and proceeds from the sales of $22 million and $10 million of Medium-Term Notes, Series B, in March and June 1998 were used to reduce short-term debt ($60.9 million) and long-term debt ($20 million).

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

               Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of June 30, 1999 or 1998.

               In April 1998, NW Natural entered into an additional $18 million line of credit with a commercial bank for the purpose of constructing the new headquarters building for the Port of Portland (see Part I, Item 2, "Investing Activities," above). This line of credit is available through Nov. 30, 1999. There was no outstanding balance as of June 30, 1999.

               Canor has a $24.0 million (Canadian) revolving credit facility available for its normal business operations through a Canadian commercial bank. The amount of the facility is subject to a re-setting at least annually based upon an analysis of Canor's gas and oil reserves as of December 31 of each year. Canor had $6.8 million (U.S.) outstanding on this line of credit at June 30, 1999.

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

        Ratios of Earnings to Fixed Charges
        -----------------------------------

               For the 12 months ended June 30, 1999 and Dec. 31, 1998, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.62 and 2.12, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges. Fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

        Chase Gardens Litigation
        ------------------------

               In 1996, NW Natural recorded charges to operating expense and interest totaling $5.6 million as a reserve against payment of a judgment against it in the Chase Gardens litigation (see Part II, Item 1, "Legal
                  -------------
Proceedings," below). Following a favorable decision by the Supreme Court of Oregon in May 1999, NW Natural reduced the litigation reserve by a total of $3.9 million, reducing operating expense for the second quarter of 1999 by $3.0 million and interest expense by $0.9 million. The balance in the reserve account as of June 30, 1999, was $2.7 million, an amount the Company believes is adequate to cover any remaining liability it may have in the case.

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

               The Company's objective in its Year 2000 project is to reduce the risk of business disruption or serious financial loss due to IT and non-IT systems failures relating to the Year 2000 issue. In November 1997, NW Natural replaced its largest application, its customer information system for residential and small commercial customers incorporating billing, customer order, credit and other programs, with a fully Year 2000-ready system. Additional project work includes maintaining and managing the inventory of its date-sensitive IT and non-IT systems; researching and managing the degree of Year 2000 readiness of IT and non-IT systems of suppliers and vendors; identifying and assessing the cost of renovating or replacing non-IT systems within its control that could be affected by the Year 2000 issue; assigning risk ratings to its IT and non-IT systems in order to prioritize renovation and replacement efforts; and developing contingency plans for high-risk systems or vendor products where products are known to be non-compliant or readiness levels cannot be independently verified.

               Readiness of Systems
               --------------------

               The Year 2000 project office has achieved various stages of correction for impacted IT systems and non-IT equipment and, overall, NW Natural has maintained and expects to continue its planned schedule for correction. For example, besides installing the new residential and commercial customer information system, NW Natural has completed renovations or Year 2000-ready upgrades of its gas supply and gas management systems, its general ledger accounting system, its distribution construction system, its stockholder system and its distributed facilities system.

               As of June 30, 1999, renovations of all high priority internal applications had been completed except for NW Natural's industrial billing system, its accounts payable system and a small number of other systems. All of these remaining systems are scheduled for replacement or retirement before the end of the year. Upgrades of NW Natural's internal network (Unix) infrastructure are scheduled to be completed by Sept. 30, with some testing of the network systems extending into the fourth quarter. NW Natural is developing appropriate plans to renovate or address risks of failure in its remaining lower-risk systems by the end of 1999.

               NW Natural has been developing a new billing system for industrial and large commercial (I&C) customers to replace a legacy system that was not Year 2000 compliant. The development project for the new I&C system is close to its original schedule, but NW Natural has implemented a contingency plan by renovating code in the legacy system so that it could be operated into 2000. This effort will be terminated if it appears that the I&C replacement project is reaching its key milestones on schedule for implementation in November 1999.

               Suppliers and Vendors
               ---------------------

               NW Natural is evaluating the status of Year 2000 compliance efforts of critical suppliers and vendors. These contacts include written communication or face-to-face meetings with providers of interstate pipeeline capacity and gas storage, natural gas suppliers, financial institutions and electric and telephone companies. In addition, the project office has investigated 574 vendor-supplied products. As of June 30, 1999, 514 of these products either have been determined to be compliant or have been represented by the vendors to be compliant if used in connection with other compliant systems. Another 52 products have been deemed non-compliant of which 41 have been determined to pose no significant risk to operations. Eight other products are still under active investigation. If warranted, the Company will identify alternative vendor sources to the extent alternatives are available, and develop contingency plans for any critical vendor products considered at risk where alternatives are not available.

               Risks and Contingency Planning
               ------------------------------

               The Company has not quantified its worst-case exposure from the Year 2000 issue. With respect to its internal operations, NW Natural believes its most significant risks are its ability to render timely bills to its industrial and large commercial customers, its ability to use electronic devices to control and operate its distribution system and its ability to maintain continuous operation of its internal network and other computer systems. In the event that any Year 2000-related problems may occur, the Company intends to implement contingency plans to mitigate the impact of such failures to the extent possible. These plans will include options for manual control and operation of the gas distribution system.

               With respect to external factors, NW Natural relies on the suppliers of natural gas and interstate pipeline transportation to deliver natural gas to the Company's distribution system. External infrastructure such as electric and telephone service is necessary for the Company's basic operation as well as the operations of many of its customers. A failure by any of these critical vendors could challenge the Company's ability to meet the demands of its customers. As part of its normal business practice, NW Natural maintains plans to follow during emergencies. These plans have been incorporated into its contingency plan for potential Year 2000-related problems.

               Financial Impact
               ----------------

               NW Natural's total estimated cost for its Year 2000 readiness program is $7.6 million. This amount includes its costs of assessment, planning, vendor management, project management and other project costs as well as the costs of renovating and testing internal applications. NW Natural's costs for Year 2000 activities from 1997 through June 30, 1999, totaled $6.1 million.

Neither the total estimated cost nor the costs to date include the costs incurred in replacing NW Natural's customer information system or costs for other IT systems that are being replaced rather than renovated. In accordance with an order of the OPUC, NW Natural's incremental operating costs for Year 2000 readiness are being deferred and will be amortized over a five-year period.

               Disclaimer
               ----------

               As a result of its Year 2000 program and the replacement of the residential and small commercial customer information system, the Company does not believe that, in the aggregate, Year 2000 issues will be material to its business, operations or financial condition. However, despite the Company's efforts, there can be no assurance that all material Year 2000 risks relating to systems within its control will have been adequately identified and corrected before the end of 1999. In addition, while the Company is in the process of researching and evaluating the Year 2000 readiness of its suppliers and vendors, the Company can make no assurances regarding the Year 2000 compliance status of systems or parties outside its control, and currently cannot assess the effect on it of any non-compliance by such systems or parties.

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

                           PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

               In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase
                                  --------------------------------------
Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). (See Part II,
-------------
Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K.) In the fourth quarter of 1996, after the Oregon Court of Appeals affirmed the trial court decision, NW Natural recorded charges to operating expense and interest expense totaling $5.6 million as a reserve against payment of the judgment. NW Natural petitioned for review by the Oregon Supreme Court, which issued its opinion in May 1999 reversing the Court of Appeals' decision, overturning the trial court verdict on the larger of the two claims in the case and remanding the case to the Court of Appeals for further proceedings on NW Natural's appeal of the judgment on the smaller of the two claims. Reflecting that decision, NW Natural reduced the litigation reserve by a total of $3.9 million, reducing operating expense for the second quarter of 1999 by $3.0 million and interest expense by $0.9 million. The balance in the reserve account as of June 30, 1999 was $2.7 million, an amount the Company believes is adequate to cover any remaining liability it may have in the case.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NW Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 27, 1999. At the meeting, four director-nominees were elected to three-year terms, as follows:
                                     Term       Share Votes       Share Votes
   Director-nominee                Expiring         For            Withheld
   ------------------------------ ----------- ----------------- ----------------

   Mary Arnstad                      2002        21,864,895         352,249

   Thomas E. Dewey, Jr.              2002        21,859,362         357,782

   Richard G. Reiten                 2002        21,851,147         365,997

   Benjamin R. Whiteley              2002        21,853,829         363,315

               There were no broker non-votes with respect to the election of the director-nominees.

               The other eight directors whose terms of office as directors continued after the annual meeting are: Tod R. Hamachek, Richard B. Keller, Wayne D. Kuni, Randall C. Pape, Robert L. Ridgley, Dwight A. Sangrey, Melody C. Teppola and Russell F. Tromley.

               The shareholders also elected PricewaterhouseCoopers LLP, certified public accountants, as NW Natural's auditors for the year 1999 by the following vote: 21,996,141 shares for; 94,676 against; and 126,327 abstained. There were no broker non-votes on this item.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 10 - Employment Agreement dated May 11, 1999, between the Company and an executive officer.

        Exhibit 11 - Statement re: Computation of Per Share Earnings.

        Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

        Exhibit 27 - Financial Data Schedule.

(b)     Reports on Form 8-K

        No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999.



SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NORTHWEST NATURAL GAS COMPANY
                                            (Registrant)


Dated:  August 5, 1999                          /s/ Stephen P. Feltz
                                            ------------------------
                                            Stephen P. Feltz
                                            Principal Accounting Officer,
                                            Controller and Treasurer

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                  June 30, 1999



                                                                     Exhibit
Document                                                              Number
--------                                                             -------

Employment Agreement dated May 11, 1999, between the Company and
an executive officer                                                   10

Statement re: Computation of Per Share Earnings                        11

Computation of Ratios of Earnings to Fixed Charges                     12

Financial Data Schedule                                                27