Form 10-Q
period 1999-09-30
NORTHWEST NATURAL GAS CO
filed 1999-11-05
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition period from            to
                                                      ----------    ----------

                            Commission File No. 0-994


                      [NORTHWEST NATURAL GAS COMPANY LOGO]


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 29, 1999, 25,048,521 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                               September 30, 1999

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

          (1)  Consolidated Statements of Income for three and
               nine-month periods ended September 30, 1999 and 1998,
               and Consolidated Statements of Earnings Invested in the Business for the nine-month periods ended September 30,
               1999 and 1998.                                                3

          (2)  Consolidated Balance Sheets at September 30, 1999 and
               1998 and December 31, 1998                                    4

          (3)  Consolidated Statements of Cash Flows for the
               nine-month periods ended September 30, 1999 and 1998.         5

          (4)  Consolidated Statements of Capitalization at
               September 30, 1999 and 1998 and December 31, 1998.            6

          (5)  Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                            9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        20


                      PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 20

Item 5.   Other Information                                                 21

Item 6.   Exhibits and Reports on Form 8-K                                  21

          Signature                                                         22

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                 -----------------         ------------------
                                                  1999        1998           1999      1998
                                                  ----        ----           ----      ----
Operating Revenues:
     Gross operating revenues ...............   $ 59,863    $ 53,810      $328,897  $273,161
     Cost of sales ..........................     22,132      19,350       143,111    110,391
                                                --------    --------      --------   --------
         Net operating revenues .............     37,731      34,460       185,786    162,770
Operating Expenses:
     Operations and maintenance .............     20,036      20,941        60,817     61,082
     Taxes other than income taxes ..........      4,971       4,361        18,986     16,372
     Depreciation, depletion and amortization     13,346      13,496        40,121     38,137
                                                --------    --------      --------   --------
         Total operating expenses ...........     38,353      38,798       119,924    115,591
                                                --------    --------      --------   --------

Income (Loss) from Operations ...............       (622)     (4,338)       65,862     47,179
Other Income ................................      1,984       2,550         5,598      7,237
Interest Charges -- net .....................      7,884       7,647        22,745     23,615
                                                --------    --------      --------   --------
Income (Loss) Before Income Taxes ...........     (6,522)     (9,435)       48,715     30,801
Income Taxes ................................     (2,962)     (3,515)       17,448      9,442
                                                --------    --------      --------   --------
Net Income (Loss) ...........................     (3,560)     (5,920)       31,267     21,359
Redeemable Preferred and Preference Stock
     Dividend Requirements ..................        623         638         1,893      1,939
                                                --------    --------      --------   --------
Earnings (Loss) Applicable to Common Stock ..   $ (4,183)   $ (6,558)       29,374   $ 19,420
                                                ========    ========      ========   ========

Average Common Shares Outstanding ...........     25,007      24,763        24,946     24,037
Earnings (Loss) Per Share of Common Stock:
     Basic ..................................   $  (0.17)   $  (0.26)     $   1.18   $   0.81
     Diluted ................................   $  (0.17)   $  (0.26)     $   1.17   $   0.80
Dividends Per Share of Common Stock .........   $  0.305    $  0.305      $  0.915   $  0.915

            See Notes to Consolidated Financial Statements

================================================================================
          Consolidated Statements of Earnings Invested in the Business
                   (Thousands, Nine Months Ended September 30)
                                   (Unaudited)


                                                            1999                        1998
                                                   --------------------        ---------------------
Earnings Invested in the Business:
Balance at Beginning of Period                      $106,513                   $113,098
Net Income                                            31,267    $31,267          21,359     $21,359
Dividends Declared or Paid:
   Redeemable preferred and preference stock          (1,904)                    (1,949)
   Common stock                                      (22,804)                   (22,050)
Common Stock Expense                                       -                     (1,697)
                                                    --------                   ---------
Balance at End of Period                            $113,072                   $108,761
                                                    ========                   ========
Accumulated Other Comprehensive Income:
Balance at Beginning of Period                      $ (2,460)                  $ (2,235)
   Other comprehensive income-
      Foreign currency translation adjustment           (621)      (621)            167         167
                                                    ---------   --------       --------     -------
Comprehensive Income                                            $30,646                     $21,526
                                                                =======                     =======
Balance at End of Period                            $ (3,081)                  $ (2,068)
                                                    =========                  =========

                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (2) Consolidated Balance Sheets
                              (Thousand of Dollars)


                                                   (Unaudited)     (Unaudited)
                                                  September 30,   September 30,   December 31,
                                                      1999            1998           1998
                                                  ------------    -------------  -------------
Assets:
Plant and Property:
    Utility plant .............................   $ 1,313,896    $ 1,218,380    $ 1,239,690
    Less accumulated depreciation .............       432,887        395,323        404,117
                                                  -----------    -----------    -----------
         Utility plant -- net .................       881,009        823,057        835,573
                                                  -----------    -----------    -----------
    Non-utility property ......................        85,563         90,901         89,050
    Less accumulated depreciation and depletion        34,011         27,731         29,927
                                                  -----------    -----------    -----------
         Non-utility property -- net ..........        51,552         63,170         59,123
                                                  -----------    -----------    -----------
         Total plant and property .............       932,561        886,227        894,696
                                                  -----------    -----------    -----------
Investments and Other:
    Investments ...............................        15,825         34,022         15,898
    Long-term notes receivable ................           527            794            816
                                                  -----------    -----------    -----------
         Total investments and other ..........        16,352         34,816         16,714
Current Assets:
    Cash and cash equivalents .................        17,961          6,469          7,383
    Accounts receivable -- net ................        21,842         21,791         47,476
    Accrued unbilled revenue ..................         8,005          7,180         34,258
    Inventories of gas, materials and supplies         37,121         23,310         21,258
    Property held for sale ....................        15,690           --             --
    Prepayments and other current assets ......        21,647         10,126         16,105
                                                  -----------    -----------    -----------
         Total current assets .................       122,266         68,876        126,480
Regulatory Tax Assets .........................        56,860         56,860         56,860
Deferred Gas Costs Receivable .................        19,902         28,499         27,795
Deferred Debits and Other .....................        79,975         65,643         69,191
                                                  -----------    -----------    -----------
         Total Assets .........................   $ 1,227,916    $ 1,140,921    $ 1,191,736
                                                  ===========    ===========    ===========
Capitalization and Liabilities:
Capitalization:
    Common stock ..............................   $   312,809    $   306,802    $   308,351
    Earnings invested in the business .........       113,072        108,761        106,513
    Accumulated other comprehensive income ....        (3,081)        (2,068)        (2,460)
                                                  -----------    -----------    -----------
         Total common stock equity ............       422,800        413,495        412,404
    Redeemable preference stock ...............        25,000         25,000         25,000
    Redeemable preferred stock ................        10,564         11,499         11,499
    Long-term debt ............................       386,482        346,953        366,738
                                                  -----------    -----------    -----------
         Total capitalization .................       844,846        796,947        815,641
                                                  -----------    -----------    -----------
Minority Interest .............................        16,086         17,672         16,322
                                                  -----------    -----------    -----------
Current Liabilities:
    Notes payable .............................        87,276         75,056         87,264
    Accounts payable ..........................        53,066         37,788         56,039
    Long-term debt due within one year ........          --           10,000         10,000
    Taxes accrued .............................         6,280            371          7,486
    Interest accrued ..........................         9,247          9,809          6,204
    Other current and accrued liabilities .....        40,922         21,889         23,477
                                                  -----------    -----------    -----------
         Total current liabilities ............       196,791        154,913        190,470
Deferred Investment Tax Credits ...............        10,725         11,525         11,248
Deferred Income Taxes .........................       140,817        142,629        140,310
Regulatory Accounts and Other .................        18,651         17,235         17,745
Commitments and Contingencies .................          --             --             --
                                                  -----------    -----------    -----------
         Total Capitalization and
            Liabilities .......................   $ 1,227,916    $ 1,140,921    $ 1,191,736
                                                  ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                   (3) Consolidated Statements of Cash Flows
                              (Thousand of Dollars)
                                   (Unaudited)


                                                                           Nine Months Ended September 30,
                                                                               1999             1998
                                                                          ------------      --------------
Operating Activities:
     Net income ........................................................   $  31,267        $  21,359
     Adjustments to reconcile net income to cash provided by operations:
         Depreciation, depletion and amortization ......................      40,121           38,137
         Gain on sale of assets ........................................      (1,691)          (3,794)
         Deferred income taxes and investment tax credits ..............         (16)           2,252
         Equity in (earnings) of investments ...........................        (469)            (399)
         Allowance for funds used during construction ..................        (567)          (1,109)
         Deferred gas costs receivable .................................       7,893              129
         Regulatory accounts and other -- net ..........................      (9,878)          (5,071)
                                                                           ---------        ---------
              Cash from operations before working capital changes ......      66,660           51,504
         Changes in operating assets and liabilities:
              Accounts receivable ......................................      25,634           17,629
              Accrued unbilled revenue .................................      26,253           16,731
              Inventories of gas, materials and supplies ...............     (15,863)          (5,925)
              Accounts payable .........................................      (2,973)         (20,987)
              Accrued interest and taxes ...............................       1,837             (534)
              Other current assets and liabilities .....................      11,903            7,499
                                                                           ---------        ---------
         Cash Provided by Operating Activities .........................     113,451           65,917
                                                                           ---------        ---------
Investing Activities:
     Acquisition and construction of utility plant assets ..............     (78,685)         (56,735)
     Investments in non-utility property ...............................     (16,595)         (17,583)
     Proceeds from sale of non-utility assets ..........................       3,862             --
     Investments and other .............................................         595              809
                                                                           ---------        ---------
         Cash Used in Investing Activities .............................     (90,823)         (73,509)
                                                                           ---------        ---------
Financing Activities:
     Common stock issued ...............................................       4,202           51,050
     Redeemable preferred stock retired ................................        (935)            (930)
     Long-term debt issued .............................................      20,000           32,000
     Long-term debt retired ............................................     (10,000)         (35,000)
     Change in short-term debt .........................................          12          (14,261)
     Cash dividend payments:
         Redeemable preferred and preference stock .....................      (1,904)          (1,949)
         Common stock ..................................................     (22,804)         (22,050)
     Foreign currency translation and capital stock expense ............        (621)          (1,530)
                                                                           ---------        ---------
         Cash Provided (Used) by Financing Activities ..................     (12,050)           7,330
                                                                           ---------        ---------
Increase (Decrease) in Cash and Cash Equivalents .......................      10,578             (262)
Cash and Cash Equivalents - Beginning of Period ........................       7,383            6,731
                                                                           ---------        ---------
Cash and Cash Equivalents - End of Period ..............................   $  17,961        $   6,469
                                                                           =========        =========

=====================================================================================================
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
         Interest ......................................................   $  19,748        $  20,444
         Income taxes ..................................................   $  27,300        $   8,205
=====================================================================================================
Supplemental Disclosure of Noncash Financing Activities:
     Conversion to common stock:
         7-1/4 percent Series of Convertible Debentures ................   $     256        $     350
=====================================================================================================

                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (4) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)


                                                                (Unaudited)             (Unaudited)
                                                             September 30, 1999      September 30, 1998    December 31, 1998
                                                         ---------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share           $    79,296                $    78,512              $    78,701
     Premium on common stock                                 233,513                    228,290                  229,650
     Earnings invested in the business                       113,072                    108,761                  106,513
     Accumulated other comprehensive income                   (3,081)                    (2,068)                  (2,460)
                                                         ------------               ------------             ------------
         Total common stock equity                           422,800          50%       413,495        52%       412,404        51%
                                                         -----------      -------   -----------    -------   ------------   -------

REDEEMABLE PREFERENCE STOCK:
     $6.95 Series, stated value $100 per share                25,000                     25,000                   25,000
                                                         -----------                -----------              -----------
         Total redeemable preference stock                    25,000           3%        25,000         3%        25,000         3%
                                                         -----------      -------   -----------    -------   -----------    -------
REDEEMABLE PREFERRED STOCK:
  Stated value $100 per share:
     $4.75 Series                                                 64                        249                      249
     $7.125 Series                                            10,500                     11,250                   11,250
                                                         -----------                -----------              -----------
         Total redeemable preferred stock                     10,564           1%        11,499         1%        11,499         1%
                                                         -----------      -------   -----------    -------   -----------    -------
LONG TERM DEBT:
     First Mortgage Bonds
         9-3/4% Series due 2015                               50,000                     50,000                   50,000
     Medium-Term Notes
     First Mortgage Bonds:
         7.69% Series A due 1999                                   -                     10,000                   10,000
         5.96% Series B due 2000                               5,000                      5,000                    5,000
         5.98% Series B due 2000                               5,000                      5,000                    5,000
         6.62% Series B due 2001                              10,000                          -                        -
         8.05% Series A due 2002                              10,000                     10,000                   10,000
         6.75% Series B due 2002                              10,000                          -                        -
         5.55% Series B due 2002                              20,000                          -                   20,000
         6.40% Series B due 2003                              20,000                     20,000                   20,000
         6.34% Series B due 2005                               5,000                      5,000                    5,000
         6.38% Series B due 2005                               5,000                      5,000                    5,000
         6.45% Series B due 2005                               5,000                      5,000                    5,000
         6.80% Series B due 2007                              10,000                     10,000                   10,000
         6.50% Series B due 2008                               5,000                      5,000                    5,000
         8.26% Series B due 2014                              10,000                     10,000                   10,000
         7.00% Series B due 2017                              40,000                     40,000                   40,000
         6.60% Series B due 2018                              22,000                     22,000                   22,000
         8.31% Series B due 2019                              10,000                     10,000                   10,000
         9.05% Series A due 2021                              10,000                     10,000                   10,000
         7.25% Series B due 2023                              20,000                     20,000                   20,000
         7.50% Series B due 2023                               4,000                      4,000                    4,000
         7.52% Series B due 2023                              11,000                     11,000                   11,000
         6.52% Series B due 2025                              10,000                     10,000                   10,000
         7.05% Series B due 2026                              20,000                     20,000                   20,000
         7.00% Series B due 2027                              20,000                     20,000                   20,000
         6.65% Series B due 2027                              20,000                     20,000                   20,000
         6.65% Series B due 2028                              10,000                     10,000                   10,000
Unsecured:
         8.47% Series A due 2001                              10,000                     10,000                   10,000
Convertible Debentures
         7-1/4% Series due 2012                                9,482                      9,953                    9,738
                                                         -----------                -----------              -----------
                                                             386,482                    356,953                  376,738
Less long-term debt due within one year                            -                     10,000                   10,000
                                                         -----------                -----------              -----------
     Total long-term debt                                    386,482          46%       346,953        44%       366,738        45%
                                                         -----------      -------   -----------    -------   -----------    -------
     TOTAL CAPITALIZATION                                $   844,846         100%   $   796,947       100%   $   815,641       100%
                                                         ===========      =======   ===========    =======   ===========    =======

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

     The following table presents information about reportable segments for the three and nine months ended Sept. 30, 1999 and 1998. Inter-segment transactions are insignificant.


                                       Three Months Ended September 30                    Nine Months Ended September 30
                                -----------------------------------------------    ----------------------------------------------
Thousands of Dollars                Utility         Other           Total            Utility           Other          Total
------------------------------- ---------------- ------------- ---------------- ------------------- ------------- ---------------
1999
Net operating revenues          $       33,523    $    4,208   $       37,731    $     174,495   $     11,291     $     185,786
Income (loss) from                                       158             (622)          66,946         (1,084)           65,862
    operations                            (780)
Depreciation expense                    11,368         1,978           13,346           33,816          6,305            40,121
Net income (loss)                       (4,324)          764           (3,560)          30,242          1,025            31,267
Assets -- end of period              1,134,154        93,762        1,227,916        1,134,154         93,762         1,227,916

1998
Net operating revenues          $      30, 761    $    3,699   $       34,460    $     153,610   $      9,160     $     162,770
Income (loss) from                      (3,160)       (1,178)          (4,338)          48,931         (1,752)           47,179
    operations
Depreciation expense                    11,014         2,482           13,496           32,679          5,458            38,137
Net income (loss)                       (6,282)          362           (5,920)          17,962          3,397            21,359
Assets -- end of period              1,032,752       108,169        1,140,921        1,032,752        108,169         1,140,921


4.   Property Held for Sale

     Property held for sale is a new headquarters building being constructed for the Port of Portland. This property has been classified as a current asset. See
Part I, Item 2., "Financial Condition -- Cash Flows -- Investing Activities," below.

5.   Contingencies

     See Part II, Item 7., "Contingent Liabilities" and "Environmental Matters" in the 1998 Form 10-K and Part I, Item 2., "Financial Condition - Contingent Liabilities - Chase Gardens Litigation," below.

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

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended Sept. 30, 1999 and 1998.

Forward-Looking Statements
--------------------------

          This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission
(WUTC), with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies;
(ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation;
(vii) unanticipated changes in operating expenses and capital expenditures;
(viii) capital market conditions; (ix) competition for new energy development opportunities; (x) legal and administrative proceedings and settlements; and
(xi) estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described further herein. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

Earnings and Dividends
----------------------

          The Company incurred a loss of 17 cents a diluted share for the quarter ended Sept. 30, 1999, compared to a loss of 26 cents a diluted share in last year's third quarter. The loss applicable to common stock was $4.2 million in the third quarter of 1999 and $6.6 million in the third quarter of 1998. A third quarter loss is customary for NW Natural, reflecting low summertime use of natural gas.

          NW Natural lost 20 cents a diluted share from utility operations in the third quarter of 1999, compared to a loss of 28 cents a diluted share in the same period of 1998. The smaller loss is primarily due to the colder weather experienced during the third quarter of 1999 compared to the third quarter of 1998.

          The Company earned $29.4 million, or $1.17 a diluted share, and $19.4 million, or 80 cents a diluted share, for the nine months ended Sept. 30, 1999 and 1998, respectively. Year-to-date, NW Natural earned $1.12 a diluted share from utility operations compared to 67 cents a diluted share in the same period in 1998. Weather in the first nine months of the year was 17 percent colder in 1999 than in 1998, resulting in an increase in margin from residential and commercial customers equivalent to an estimated 39 cents a share.

          NW Natural's subsidiaries earned 3 cents a share during the third quarter of 1999 compared to 1 cent a share during the third quarter of 1998. Year-to-date subsidiary results were income of 4 cents a share for 1999 compared to a loss of 1 cent a share for 1998. See "Subsidiary Operations," below.

          Dividends paid on common stock were 30.5 cents a share for the three-month periods ended Sept. 30, 1999 and 1998. In October 1999, the Company's Board of Directors declared a quarterly dividend of 30.5 cents a share on the common stock, payable Nov. 15, 1999, to shareholders of record on Oct. 29, 1999. The current indicated annual dividend rate is $1.22 a share.

Results of Operations
---------------------

    Comparison of Gas Operations
    ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues:

                                                  Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                --------------------    ---------------------
                                                   1999       1998         1999         1998
                                                --------------------    ---------------------
Gas Sales and Transportation Volumes --
Therms (000's):
     Residential and commercial sales .......     54,335     48,337       456,868      388,468
     Unbilled volumes .......................      1,753      1,876       (45,246)     (37,426)
                                                --------   --------     ---------    ---------
         Weather-sensitive volumes ..........     56,088     50,213       411,622      351,042
     Industrial firm sales ..................     16,695     17,353        65,362       64,906
     Industrial interruptible sales .........     11,602     11,643        39,303       38,608
                                                --------   --------     ---------    ---------
         Total gas sales ....................     84,385     79,209       516,287      454,556
     Transportation deliveries ..............    107,146    106,644       324,555      340,690
                                                --------   --------     ---------    ---------
     Total volumes sold and delivered .......    191,531    185,853       840,842      795,246
                                                ========   ========     =========    =========

Utility Operating Revenues -- Dollars (000's):
     Residential and commercial revenues ....   $ 38,028   $ 33,403     $ 286,916    $ 227,713
     Unbilled revenues ......................      1,021      1,102       (25,422)     (17,769)
                                                --------   --------     ---------    ---------
         Weather-sensitive revenues .........     39,049     34,505       261,494      209,944
     Industrial firm sales revenues .........      7,071      7,056        27,489       25,233
     Industrial interruptible sales
         revenues ...........................      3,699      3,298        12,355       11,345
                                                --------   --------     ---------    ---------
         Total gas sales revenues ...........     49,819     44,859       301,338      246,522
     Transportation revenues ................      5,277      4,914        14,960       15,050
     Other revenues .........................        505        292         1,174        2,295
                                                --------   --------     ---------    ---------

     Total utility operating revenues .......   $ 55,601   $ 50,065     $ 317,472    $ 263,867
                                                ========   ========     =========    =========

Cost of Gas sold - Dollars (000's) ..........   $ 22,078   $ 19,303     $ 142,977    $ 110,257
                                                ========   ========     =========    =========
Total number of customers (end of period) ...    487,806    463,743       487,806      463,743
                                                ========   ========     =========    =========
Actual degree days ..........................        127         48         2,869        2,460
                                                ========   ========     =========    =========
20-year average degree days .................         92        100         2,598        2,617
                                                ========   ========     =========    =========


          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 38 percent colder than average in the third quarter of 1999 and 52 percent warmer than average in the third quarter of 1998.

          NW Natural continues to experience rapid customer growth, with 24,063 customers added since Sept. 30, 1998 for a growth rate of 5.2 percent. In the three years ended Dec. 31, 1998, more than 67,000 customers were added to the system, representing an average annual growth rate of 5.2 percent per year.

          Residential and commercial revenues in the three months and nine months ended Sept. 30, 1999 increased 13 percent and 25 percent, respectively, over the corresponding 1998 periods. The higher residential and commercial revenues in both 1999 periods over the comparable 1998 periods were due to increased volumes and to rate increases. Effective Jan. 1, April 1 and Dec. 1, 1998, the OPUC approved rate increases averaging 11.4 percent, 6.1 percent and
3.4 percent, respectively, for NW Natural's Oregon customers. These rate increases reflected changes in NW Natural's purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts and the removal of temporary rate adjustments in effect during 1997. Effective Dec. 1,

1998, the WUTC approved a rate increase averaging 5.8 percent primarily to pass through to Washington customers increases in purchased gas costs.

          Volumes of gas sold to residential and commercial customers were
5.9 million therms, or 12 percent, higher in the third quarter of 1999 than in the third quarter of 1998. Margin from these customer categories was $2.4 million, or 9 percent, higher primarily due to colder weather and customer growth. Sales volumes to these customers were $60.6 million, or 17 percent, higher in the first nine months of 1999 than in the first nine months of 1998; related margin increased by 13 percent.

          The Company previously reported that NW Natural filed a general rate case in Oregon in October 1998, proposing a revenue increase of $14.7 million per year from Oregon operations through rate increases averaging 3.8 percent. (See Part I, Item 2., "Results of Operations - Residential and Commercial," in the Company's Form 10-Q for the quarter ended March 31, 1999.) The OPUC is expected to make its decision in the rate case in November 1999.

          In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 0.2 million therms, or less than 1 percent, lower in the three months ended Sept. 30, 1999 than in the same period of 1998. Transportation volumes increased 0.5 million therms while gas sales to industrial firm and interruptible customers decreased 0.7 million therms as compared to the third quarter of 1998. Margin from these customers increased from $10.5 million in the third quarter of 1998 to $10.9 million in the third quarter of 1999. The primary factor contributing to the increase in industrial margin was a $0.8 million, or 59 percent, increase in margin from customers on an industrial schedule in which rates vary with oil prices, due to both higher oil prices and higher volumes delivered.

          For the current nine-month period, total volumes delivered to industrial and transportation customers decreased 15 million therms, or 3 percent, from 1998. Related margin from these customers decreased $0.7 million, or 2 percent, as compared to the first nine months of 1998.

          Other revenues, which relate primarily to accumulations or amortizations of regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statement," in the 1998 Form 10-K), were $0.2 million, or 73 percent, higher during the third quarter of 1999 and $1.1 million, or 49 percent, lower year-to-date compared to 1998. The principal factors affecting these results on a year-to-date basis were a decrease in amortization of property tax savings ($3.2 million) offset in part by the completion of amortizations of revenue reductions negotiated with the OPUC as part of the Jan. 1, 1998 rate change ($1.8 million) and an increase in miscellaneous gas revenues ($0.4 million).

          Cost of Gas
          -----------

          The cost per therm of gas purchased was 14 percent higher in the third quarter of 1999, and was 7 percent higher year-to-date, than in the same periods last year.

          The cost per therm of gas sold was 7 percent higher during the third quarter of 1999, and 14 percent higher year-to-date, than in the same periods of 1998. The cost of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization and regulatory deferrals less Company use. The cost of gas sold was reduced by non-regulated sales of $1.1 million and $1.7 million for the first nine months of 1999 and 1998, respectively. Under an agreement with the OPUC, net proceeds from these sales are treated as a reduction to cost of gas sold.

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

          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for the Company's consolidated subsidiaries:

                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                          ------------------------   ----------------------
                                              1999        1998        1999        1998
                                          ------------------------   ----------------------
Consolidated Subsidiaries (Thousands):
Net Operating Revenues .................   $  4,208    $  3,699    $ 11,291    $  9,160
Operations and Maintenance Expense .....      2,072       2,398       6,070       5,456
Depreciation, Depletion and
   Amortization.........................      1,978       2,481       6,305       5,458
                                           --------    --------    --------    --------
Income (Loss) from Operations ..........        158      (1,180)     (1,084)     (1,754)
Income from Financial Investments ......        826       1,228         552         399
Other Income and Interest Charges --
  net...................................        (24)         42       1,727         415
Minority Interest ......................        (25)        389         (83)        470
                                           --------    --------    --------    --------
Income (Loss) Before Income Taxes ......        935         479       1,112        (470)
Income Tax Expense (Benefit) ...........        193         138         153        (258)
                                           --------    --------    --------    --------
Net Income (Loss) ......................   $    742    $    341    $    959    $   (212)
                                           ========    ========    ========    ========


          Results of operations for the individual subsidiaries for the third quarter of 1999 were negligible net income for Canor compared to a loss of $0.8 million in the third quarter of 1998, and net income of $0.7 million for Financial Corporation compared to net income of $1.1 million in the third quarter of 1998. These combined results are equivalent to net income of 3 cents a share in 1999 and 1 cent a share in 1998.

          For the nine months ended Sept. 30, 1999, the subsidiaries' net results were income of $0.2 million for Canor and $0.8 million for Financial Corporation, compared to a net loss of $0.9 million for Canor and net income of $0.7 million for Financial Corporation in the first nine months of 1998. These combined results are equivalent to net income of 4 cents a share in 1999 compared to a loss of 1 cent a share in 1998.

          In the first quarter of 1998, NW Natural recorded a $3.5 million gain, equivalent to 15 cents a share, from the combination of Canor with Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (now NiSource Inc.). Canor purchased Southlake's stock in exchange for shares of Canor, with the resulting company owned 66 percent by NW Natural and 34 percent by an indirect subsidiary of NiSource Inc. The resulting gain was not subject to U.S. income tax. Canor had managed Southlake's assets since 1995 under a previous agreement.

    Operating Expenses
    ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $0.3 million, or less than 1 percent, lower in the nine months ended Sept. 30, 1999, compared to the same period in 1998. NW Natural's operations and maintenance expenses decreased $0.9 million reflecting reductions to the litigation reserve for the Chase Gardens case ($3.0 million) (see Part II, Item 1, "Legal Proceedings," below) offset by higher accruals for bonuses ($1.0 million), bad debt expense
($0.8 million) and costs of employee severance and special voluntary early retirement programs ($0.9 million). Subsidiary operations and maintenance expenses increased by $0.6 million primarily due to increased operating costs for Canor subsequent to the Canor/Southlake combination.

          Taxes Other than Income Taxes
          -----------------------------

          Taxes other than income taxes for the nine months ended Sept. 30, 1999 increased $2.6 million, or 16 percent, from the nine months ended Sept. 30, 1998. Franchise tax expense increased $1.5 million compared to the first nine months of 1998 as a result of higher revenues reflecting rate increases and colder weather. Property taxes increased $0.7 million due to higher utility plant balances while regulatory fees and other local business taxes increased a total of $0.4 million.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense for the nine months ended Sept. 30, 1999, increased $2.0 million, or 5 percent, compared to the first nine months of 1998. NW Natural's depreciation expense increased by $1.1 million primarily due to the placement into service in November 1998 of an expansion of its underground gas storage facility (Mist Phase II) and other utility plant investments. Subsidiary depreciation expense increased
$0.9 million in the first nine months of 1999 due to an increase in Canor's total assets following its combination with Southlake.

    Other Income
    ------------

          The Company's other income for the year to date was $1.6 million lower than in 1998. Results from 1998 included a $3.5 million gain from the combination of Canor with Southlake (see "Subsidiary Operations," above). The first nine months of 1999 included a gain on the sale of assets by Canor
($1.7 million) (see "Financial Condition -- Cash Flows -- Investing Activities," below) and an increase in income from Financial Corporation's alternative energy investments ($0.2 million).

    Interest Charges -- net
    -----------------------

          The Company's net interest expense was $0.9 million, or 4 percent, lower in the first nine months of 1999 than in the same period in 1998, reflecting reductions to interest expense of $1.1 million due to a decision in the Chase Gardens case (see Part II, Item 1, "Legal Proceedings," below). Increases in interest charges reflecting higher balances of long-term debt outstanding during the first nine months of 1999 were partially offset by a reduction in the average interest rate on long-term debt due to the redemption or maturity of higher-cost notes, and lower balances of short-term debt outstanding.

    Income Taxes
    ------------

          The effective corporate income tax rates for the nine months ended Sept. 30, 1999 and 1998 were 35.8 percent and 30.7 percent, respectively. The lower 1998 rate was due in part to the non-taxability of the $3.5 million gain from the Canor combination with Southlake. (See Part II, Item 8., Note 7, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K.)

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

    Cash Flows
    ----------

          Operating Activities
          --------------------

          Operating activities provided net cash of $113.5 million in the nine months ended Sept. 30, 1999 compared to $65.9 million in the first nine months of 1998. The $47.5 million, or 72 percent increase, was due to increased cash from operations ($15.2 million) and decreased working capital requirements ($32.3 million). The increase in cash from operations compared to 1998 was primarily due to an increase in net income ($9.9 million), lower deferred gas costs receivable ($7.8 million), a decrease in non-cash gains on the sale of assets ($2.1 million), an increase in depreciation, depletion and amortization ($2.0 million) and a decrease in the allowance for funds used during construction ($0.5 million), offset by a reduction in deferred income taxes and investment tax credits ($2.3 million) and an increase in regulatory accounts ($4.8 million). The decrease in working capital requirements was due to larger decreases in accounts receivable ($8.0 million) and accrued unbilled revenue ($9.5 million); accrued taxes and interest ($2.4 million); and a smaller decrease in accounts payable ($18.0 million); changes in other current assets and liabilities ($4.4 million), including the excess of progress payments received minus construction costs incurred for the construction of a building for the Port of Portland ($3.1 million), less an increase in inventory balances

($9.9 million). A non-cash gain of $3.5 million was recognized in the first quarter of 1998 from Canor's combination with Southlake.

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first nine months of 1999 totaled $78.7 million, up $22 million, or 39 percent, from the first nine months of 1998. The increase resulted largely from higher expenditures for the development of underground storage facilities ($20.9 million) and an increase in computer software related to the development of a new industrial billing system.

          NW Natural's construction expenditures are estimated to total
$110 million for 1999. Over the five-year period 1999 through 2003, these expenditures are estimated at between $450 million and $500 million. The projected level of capital expenditures during the next five years reflects projected customer growth, a major system reinforcement project and the development of additional underground storage facilities. It is anticipated that approximately 50 percent of the funds required for these expenditures will be internally generated, and that the remainder will be funded through the sale of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          In the first nine months of 1999, non-utility capital expenditures totaled $16.6 million, down from $17.6 million in the first nine months of 1998. Canor invested $6.9 million in Canadian exploration and production properties. Canor also realized proceeds of $3.9 million from the sale of interests in other exploration and production properties.

          NW Natural's non-utility expenditures totaled $9.7 million for the construction of a new headquarters building for the Port of Portland. The purchase and sale agreement between NW Natural and the Port of Portland provides for the Port to pay at closing, following completion of construction, an established purchase price for construction of the core and shell of the building plus NW Natural's costs for construction of tenant improvements. NW Natural anticipates that closing will occur during the fourth quarter of 1999 or the first quarter of 2000. In June and August 1999, the Port made construction progress payments in advance of closing totaling $18.8 million, which were used to pay off the balance outstanding under a line of credit used for construction of the building. See Part I, Item 1., Note 4, "Notes to Consolidated Financial Statements," above, and Part I, Item 2., "Financial Condition -- Lines of Credit," below.

          Financing Activities
          --------------------

          NW Natural had $12.1 million net cash used in financing activities in the first nine months of 1999, compared to $7.3 million net cash provided by financing activities in the first nine months of 1998. The primary factor contributing to the $19.4 million turnaround was that cash provided from common stock issued during the nine-month periods was $46.8 million lower in 1999 than in 1998, when NW Natural realized $44.7 million from the negotiated public offering of 1,725,000 shares of common stock. Offsetting this factor was that NW Natural's long-term debt program provided $10 million in cash in 1999 (debt issued net of debt retired), compared to $3 million cash used in 1998, and its short-term debt balances stayed about the same in 1999 compared to $14 million of cash used to pay down short-term balances in 1998.

    Lines of Credit
    ---------------

          NW Natural has available through Sept. 30, 2000, committed lines of credit with five commercial banks totaling $120 million, consisting of a primary fixed amount of $60 million plus an excess amount of up to $60 million available as needed, at NW Natural's option, on a monthly basis. Financial Corporation has available through Sept. 30, 2000, committed lines of credit with two commercial banks totaling $20 million, consisting of a primary fixed amount of $15 million plus an excess amount of up to $5 million available as needed, at Financial Corporation's option, on a monthly basis. Financial Corporation's lines are supported by the guaranty of NW Natural.

          Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Sept. 30, 1999 or 1998.

          In April 1998, NW Natural entered into an additional $18 million line of credit with a commercial bank for the purpose of constructing the new headquarters building for the Port of Portland (see Part I, Item 2, "Investing Activities," above, and Part I, Item 1., Note 4, "Notes to Consolidated Financial Statements," above). This line of credit is available through Nov. 30, 1999. There was no outstanding balance as of Sept. 30, 1999.

          Canor has a $24 million (Canadian) revolving credit facility available for its normal business operations through a Canadian commercial bank. The amount of the facility is subject to a re-setting annually either upward or downward, based upon an analysis of Canor's gas and oil reserves as of December 31 each year. Canor had $5.5 million (U.S.) outstanding on this line of credit at Sept. 30, 1999.

    Commercial Paper
    ----------------

          The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. The commercial paper is supported by lines of credit with commercial banks (see "Lines of Credit," above). Financial Corporation's commercial paper also is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1998 Form 10-K). NW Natural had $81.7 million of commercial paper notes outstanding at Sept. 30, 1999. Financial Corporation had no commercial paper notes outstanding at that date.

    Ratios of Earnings to Fixed Charges
    -----------------------------------

          For the 12 months ended Sept. 30, 1999 and Dec. 31, 1998, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.70 and 2.12, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

    Chase Gardens Litigation
    ------------------------

          In 1996, NW Natural recorded charges to operating expense and interest totaling $5.6 million as a reserve against payment of a judgment against it in the Chase Gardens litigation (see Part II, Item 1, "Legal Proceedings," below). Following a favorable decision by the Supreme Court of Oregon in May 1999, NW Natural reduced the litigation reserve by a total of $3.9 million, reducing operating expense for the second quarter of 1999 by $3.0 million and interest expense by $0.9 million. The balance in the reserve account as of Sept. 30, 1999, was $2.7 million, an amount the Company believes is adequate to cover any remaining liability it may have in the case.

    Year 2000 Readiness
    -------------------

          Overview
          --------

          The Company has identified and is in the process of completing corrections to the information technology (IT) and non-IT systems within its control that could be affected by the Year 2000 issue. In early 1997, NW Natural established a Year 2000 Project Office with technical specialists experienced in the Year 2000 issue, sponsored by two senior executives.

          The Company's objective in its Year 2000 project is to reduce the risk of business disruption or serious financial loss due to IT and non-IT systems failures relating to the Year 2000 issue. In November 1997, NW Natural replaced its largest application, its customer information system for residential and small commercial customers incorporating billing, customer order, credit and other programs, with a fully Year 2000-ready system. Additional project work includes maintaining and managing the inventory of its date-sensitive IT and non-IT systems; researching and evaluating the degree of Year 2000 readiness of IT and non-IT systems of suppliers and vendors; identifying and assessing the cost of renovating or replacing non-IT systems within its control that could be affected by the Year 2000 issue; assigning risk ratings to its IT and non-IT systems in order to prioritize renovation and replacement efforts; and developing contingency plans for high-risk systems or vendor products where products are known to be non-compliant or readiness levels cannot be independently verified.

          Readiness of Systems
          --------------------

          The Year 2000 project office has achieved various stages of correction for impacted IT systems and non-IT equipment and, overall, NW Natural has maintained and expects to continue its planned schedule for correction. For example, besides installing the new residential and commercial customer information system, NW Natural has completed renovations or Year 2000-ready upgrades of its gas supply and gas management systems, general ledger accounting system, distribution construction system, stockholder system and distributed facilities system. The Company also has completed replacements of several systems including its accounts payable, purchasing and inventory applications.

          As of Sept. 30, 1999, renovations of all high priority internal applications had been completed except for NW Natural's industrial billing system which is scheduled for replacement in November 1999. Upgrades of NW Natural's internal network (Unix) infrastructure also are scheduled to be completed in November 1999. NW Natural is developing appropriate plans to renovate or address risks of failure in its remaining lower-risk systems by the end of 1999.

          Suppliers and Vendors
          ---------------------

          NW Natural has evaluated the status of Year 2000 compliance efforts of critical suppliers and vendors. These contacts include written communication or face-to-face meetings with providers of interstate pipeline capacity and gas storage, natural gas suppliers, financial institutions and electric and telephone companies. In addition, the project office has investigated 563 vendor-supplied products. Of these products, as of Sept. 30, 1999, 501 products either have been determined to be compliant or have been represented by the vendors to be compliant if used in connection with other compliant systems. Another 61 products have been deemed non-compliant of which 36 have been determined to pose no significant risk to operations. One other product is still under active investigation. If warranted, the Company will identify alternative vendor sources for the non-compliant products to the extent alternatives are available, and develop contingency plans for any critical vendor products considered to pose a significant risk where alternatives are not available.

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

          Financial Impact
          ----------------

          NW Natural's total estimated cost for its Year 2000 readiness program is $7.6 million. This amount includes its costs of assessment, planning, vendor management, project management and other project costs as well as the costs of renovating and testing internal applications. NW Natural's costs for Year 2000 activities from 1997 through Sept. 30, 1999, totaled $6.6 million. Neither the total estimated cost nor the costs to date include the costs incurred in replacing NW Natural's customer information system or costs for other IT systems that are being replaced rather than renovated. In accordance with an order of the OPUC, NW Natural's incremental operating costs for Year 2000 readiness are being deferred and will be amortized over a five-year period.

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



                           PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). (See Part II,
Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 1998
Form 10-K.) In the fourth quarter of 1996, after the Oregon Court of Appeals affirmed the trial court decision, NW Natural recorded charges to operating expense and interest expense totaling $5.6 million as a reserve against payment of the judgment. NW Natural petitioned for review by the Oregon Supreme Court, which issued its opinion in May 1999 reversing the Court of Appeals' decision, overturning the trial court verdict on the larger of the two claims in the case and remanding the case to the Court of Appeals for further proceedings on NW Natural's appeal of the judgment on the smaller of the two claims. Reflecting that decision, NW Natural reduced the litigation reserve by a total of $3.9 million, reducing operating expense for the second quarter of 1999 by $3.0 million and interest expense by $0.9 million. The balance in the reserve account as of Sept. 30, 1999 was $2.7 million, an amount the Company believes is adequate to cover any remaining liability it may have in the case.

Item 5.   OTHER INFORMATION

    Rate Increase Filings
    ---------------------

          In October 1999, NW Natural filed its annual rate adjustments under its PGA tariffs in Oregon and Washington. These filings propose rate increases averaging 10.6 percent in Oregon and 11.1 percent in Washington. The increases are due to higher costs of natural gas to be purchased under contracts with gas producers during the coming year; increases in temporary rate surcharges for recovery of balances in deferred gas cost and other regulatory accounts; and the removal of temporary rate reductions for refunds of deferred account balances from prior years.

          NW Natural also filed for a rate increase in Oregon to recover its incremental cost of service relating to an expansion of the pipeline from its Mist Storage facility. The proposed rate increases, which are supported by a stipulation between NW Natural and the OPUC Staff, are 1.5 percent for residential customers, 2.0 percent for commercial customers and 1.0 percent for industrial firm customers.

          The filings in both states propose that rate increases go into effect on Dec. 1, 1999. NW Natural expects the OPUC and the WUTC to approve the PGA filings, and the OPUC to approve the filing relating to the expansion of the Mist Storage pipeline, on approximately the terms proposed.

          Even assuming the rates proposed to be effective as of Dec. 1, 1999, NW Natural would continue to enjoy a significant price advantage over competing fuels, including electricity provided by the investor-owned electric utilities in its service territory.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 11 -  Statement re: Computation of Per Share Earnings

      Exhibit 12 -  Computation of Ratio of Earnings to Fixed Charges.

      Exhibit 27 -  Financial Data Schedule

(b)   Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the quarter ended Sept. 30, 1999.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY
                                        (Registrant)


Dated:  November 4, 1999                /s/ Stephen P. Feltz
                                        --------------------------------------
                                        Stephen P. Feltz
                                        Principal Accounting Officer
                                        Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                               September 30, 1999


                                                                         Exhibit
Document                                                                 Number
                                                                         -------

Statement re: Computation of Per Share Earnings                             11

Computation of Ratios of Earnings to Fixed Charges                          12

Financial Data Schedule                                                     27