Form 10-K
period 1999-12-31
NORTHWEST NATURAL GAS CO
filed 2000-03-27
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Check One)
       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _________ to__________

                          Commission file number 0-994

                                   NW NATURAL

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

       Registrant's telephone number, including area code: (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
None                                                   None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class                    Shares outstanding on February 29, 2000
-------------------                    ---------------------------------------
Common Stock, $3 1/6 par value,
   and Common Share Purchase Rights                    25,154,849
Preference Stock, without par value                       250,000
Preferred Stock, without par value                        105,643

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

The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at February 29, 2000 was: $479,149,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, to be filed in connection with the 2000 Annual Meeting of Shareholders, are incorporated by reference in Part III.

                          NORTHWEST NATURAL GAS COMPANY

               Annual Report to Securities and Exchange Commission
                                  on Form 10-K
                                for the year 1999

                                TABLE OF CONTENTS



PART I                                                                     Page
------                                                                     ----

Item 1.   Business
               General.....................................................   3
               Gas Supply..................................................   3
               Regulation and Rates........................................   6
               Competition and Marketing...................................   8
               Environment.................................................  10
               Employees...................................................  10

Item 2.   Properties.......................................................  10

Item 3.   Legal Proceedings................................................  11

Item 4.   Submission of Matters to a Vote of Security Holders..............  12

Additional Item
          Executive Officers of the Registrant.............................  12

PART II

Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters.........................................  13

Item 6.   Selected Financial Data..........................................  15

Item 7.   Management's Discussion and Analysis of Results of Operations and
               Financial Condition.........................................  17

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ......  27

Item 8.   Financial Statements and Supplementary Data......................  30

Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure........................................  59

PART III

Items 10. - 13. Incorporated by Reference to Proxy Statement...............  59

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  59

SIGNATURES     ............................................................  65

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

         At year-end 1999, NW Natural had about 447,700 residential customers, 52,900 commercial customers and 600 industrial customers. Industries served include pulp, paper and other forest products; the manufacture of electronic, electrochemical and electrometallurgical products; the processing of farm and food products; the production of various mineral products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

         The Company operated two subsidiaries during 1999. NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary, is incorporated in Oregon. Financial Corporation holds financial investments as a limited partner in three solar electric generating plants, four windpower electric generation projects and a hydroelectric project, all located in California, and in two low-income housing projects in Portland. Financial Corporation also holds interests in certain gas producing properties in the western United States (See
Item 2, Properties, below). Canor Energy Ltd. (Canor) was a majority-owned subsidiary incorporated in Alberta, Canada. In January 2000, the Company sold its interest in Canor. For purposes of the accompanying consolidated financial statements, Canor has been reclassified as a discontinued segment (see Part II, Item 8, Notes 1 and 2 to the Consolidated Financial Statements). Prior to its sale, Canor was engaged in natural gas and oil exploration in Alberta and Saskatchewan, Canada.

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

         Natural gas for NW Natural's core market is transported over the interstate pipeline system of Williams Gas Pipeline - West (WGP), also known as Northwest Pipeline Corporation. Most supplies also move over other pipelines upstream of WGP's system in the U.S. and Canada. Rates for service under transportation agreements between NW Natural and the U. S. interstate pipelines are established by the Federal Energy Regulatory Commission (FERC), and by Canadian federal or provincial authorities for the Canadian pipelines over which NW Natural transports gas.

         The largest of the transportation agreements with WGP expires Sept. 30, 2013 and provides for firm transportation capacity of up to 2,160,440 therms1 per day. This agreement provides access to natural gas supplies in British Columbia and the U.S. Rocky Mountains.

         The Company's second largest transportation agreement with WGP expires on Nov. 30, 2011. It provides 1,020,000 therms per day of firm transportation capacity from the point of interconnection of the WGP and PG&E Gas Transmission Northwest (PG&E GT-NW) systems in eastern Oregon to NW Natural's service territory. PG&E GT-NW's pipeline runs from the U.S./Canadian border through northern Idaho, southeastern Washington and central Oregon to the California/Oregon border. NW Natural's total capacity on PG&E GT-NW and two upstream pipelines (Alberta Natural Gas Company and NOVA Corporation of Alberta, now both units of TransCanada PipeLines Limited) substantially matches this amount of WGP capacity northward into Alberta, Canada.

         NW Natural also has an agreement with WGP expiring Sept. 30, 2009, for 340,000 therms per day of firm transportation capacity for the Company's core market. This agreement accesses gas supplies in the U.S. Rocky Mountain region.

         The cost to NW Natural of gas to supply its core market consists of the purchase price paid to suppliers plus charges paid to pipelines to transport such gas to NW Natural's distribution system. While the rates for pipeline transportation and peaking services are subject to federal regulation, the purchase price of gas is not. Pipeline transportation rates have been relatively stable in the past three years, helping to mitigate the effect on core market customers of increases in gas commodity prices. Higher commodity prices also have been offset in part by credits in the form of revenues from off-system sales of commodity and released transportation capacity in periods when core market customers do not fully utilize firm pipeline capacity.

         NW Natural supplies many of its non-core customers (larger industrial interruptible customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers. (See "Transportation.")

Gas Supply -- Core Market Basic Supply
--------------------------------------

         NW Natural purchases gas for its core market from a variety of suppliers located in the western United States and Canada. About 80 percent of the annual supply comes from Canada, with most of the rest from the U.S. Rocky Mountain region. At Jan. 1, 2000, NW Natural had 22 firm contracts with 15 suppliers with original terms of from four months to 15 years, which provided for a maximum of 3,122,540 therms of firm gas per day during the peak winter season and 1,343,300 therms per day during the remainder of the year. These contracts have a variety of pricing structures and purchase obligations. NW Natural intends to enter into new short-term purchase agreements in 2000 for equivalent volumes of gas to replace similar agreements that expire after the end of the 1999-2000 winter season.



-----------------------------
     1 One therm is equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot.

         NW Natural's largest core market gas supply contract is an agreement expiring Nov. 1, 2003, with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada. This contract entitles NW Natural to purchase up to 960,000 therms of firm gas per day. The contract contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Westcoast Energy, Inc. pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in rate proceedings similar to those conducted in the United States by the FERC. The CanWest contract contains minimum purchase obligations.

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

Gas Supply -- Core Market Peaking Supply
----------------------------------------

         NW Natural supplements its firm gas supplies with gas from Company-owned or contracted peaking facilities in which gas is stored during periods of low demand for use during periods of peak demand. In addition to enabling NW Natural to meet its peak demand, these facilities make it possible to lower the annual average cost of gas by allowing NW Natural both to minimize its pipeline transportation contract demand and to purchase gas for storage during the summer months when prices are generally at their lowest.

         NW Natural has contracts with WGP which expire in 2004 for firm storage services from the underground gas storage field at Jackson Prairie near Centralia, Washington, and the liquefied natural gas (LNG) facility at Plymouth, Washington. Together, these facilities provide NW Natural with daily firm deliverability of 1,061,300 therms and total seasonal capacity of 15,991,880 therms. Separate contracts with WGP provide for the transportation of these storage supplies to NW Natural's service territory.

         NW Natural owns and operates two LNG plants which liquefy gas during the summer months for storage until the peak winter season. These two plants, one located in Portland and the other near Newport, Oregon, provide a maximum daily deliverability of 1.8 million therms and a total seasonal capacity of 17 million therms.

         NW Natural also owns and operates an underground gas storage facility at Mist, Oregon. This facility has a maximum daily deliverability of 1.9 million therms and a total seasonal working gas capacity of 85 million therms. NW Natural is engaged in a multi-year, major expansion of the Mist storage facility. A new pipeline placed into service in November 1999 increased the Mist facility's maximum daily deliverability by 0.45 million therms.

         NW Natural also has contracts with one electric generator, three industrial customers, two gas marketing companies and another local gas distribution company that together provide a total of 137,000 therms per day of year-round capacity, plus 660,000 therms per day of recallable capacity and supply. These contracts have remaining terms ranging from one to 10 years.

Gas Supply -- Transportation
----------------------------

         Since WGP opened its system to the transportation of customer-owned gas in the late 1980s, most of NW Natural's large industrial customers have switched from sales service to transportation service whereby they purchase gas directly from suppliers and ship the gas on the Company's system and those of its pipeline suppliers for a fee. The ability of industrial customers to switch between sales service and transportation service has made it possible for NW Natural to retain most of these customers. Because transportation charges typically have been the same as the margin on an equivalent sale of gas, switching between sales service and transportation service by industrial interruptible customers has not had a material effect on NW Natural's results of operations. (See "Competition and Marketing.")

Regulation and Rates
--------------------

         NW Natural is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 1999, 94 percent of NW Natural's gas deliveries and 93 percent of its utility operating revenues were derived from Oregon customers and the balance from Washington customers. The Company is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC).

         NW Natural's most recent general rate increase in Oregon, which was effective Dec. 1, 1999, authorized rates designed to produce a return on common shareholders' equity (ROE) of 10.25 percent. The OPUC approved a revenue increase of $0.2 million per year, or 0.1 percent of Oregon revenues. The most recent general rate increase in Washington, which was effective in 1997, authorized rates designed to produce an ROE of 11.25 percent. Actual revenues resulting from the OPUC's and the WUTC's general rate orders are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in NW Natural's service area. NW Natural's returns on average common equity from utility operations were 9.9 percent in 1998 and 10.8 percent in 1999. The Company's returns from consolidated operations, including subsidiary results, were 6.4 percent in 1998 and 10.2 percent in 1999.

         In January 2000, NW Natural filed a general rate case in Washington proposing a revenue increase of $6.2 million per year through rate increases averaging 18.8 percent for Washington customers. The increase is designed to cover utility plant investments in recent years and to implement the results of a collaborative study to allocate costs of service between Oregon and Washington. The WUTC suspended the filing for investigation and hearings. A decision in the case is expected in late 2000.

         In Oregon, NW Natural has a Purchased Gas Cost Adjustment (PGA) tariff under which net income derived from Oregon operations is affected only within defined limits by changes in purchased gas costs. The PGA tariff provides for periodic revisions in rates due to changes in the Company's cost of purchased gas. Costs included in the PGA adjustments are based on NW Natural's gas requirements for the 12-month period ended each June 30. Any resulting rate adjustments, derived from gas prices negotiated for the gas supply contract year commencing on the following Nov. 1, are made effective on the following Dec. 1.

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

         In Washington, NW Natural is permitted to track increases and decreases in gas commodity costs coincidental with their occurrence, with the result that net income is not directly affected by changes in commodity costs.

         In both Oregon and Washington, the PGA permits NW Natural to recover 100 percent of FERC-approved pipeline transportation cost increases.

         In October 1999, NW Natural filed under its Oregon PGA tariff to increase rates for Oregon customers by an average of 10.6 percent. The OPUC approved a substitute filing increasing rates by an average of 6.9 percent effective Dec. 1, 1999, with the balance of gas cost deferrals to be recovered in future filings. Also effective Dec. 1, 1999, the OPUC approved a $4.8 million rate increase to reflect the cost of service of the Company's investment in Phase III of its Mist underground gas storage facility.

         Effective Dec. 1, 1999, the WUTC approved rate increases for Washington customers averaging 11.1 percent under NW Natural's Washington PGA tariff.

         In a regulatory proceeding relating to the PGA tariff in Oregon, the OPUC issued an order in April 1999 formalizing a process that tests for "excessive earnings" in connection with gas utilities' annual filings of rate changes due to increases or decreases in gas commodity costs. Under the OPUC's order, NW Natural will be able to retain all of its earnings up to a threshold level equal to its authorized ROE plus 300 basis points. If earnings exceed the threshold, NW Natural will share one-third of the "excess" amount with customers. The OPUC confirmed NW Natural's ability to pass through 100 percent of its prudently incurred gas costs into rates. The excess earnings threshold is subject to adjustment up or down each year depending on movements in interest rates.

         The OPUC and WUTC have approved transportation tariffs under which NW Natural may contract with customers to deliver customer-owned gas. Under these tariffs, revenues from the transportation of customer-owned gas, except that of large industrial customers having the capability of bypassing NW Natural's system, generally are equivalent to the margins that would have been realized from sales of Company-owned gas. (See "Gas Supply - Transportation" and "Competition and Marketing.")

         The OPUC and WUTC have implemented "integrated resource planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 1996 and 1997, respectively, the OPUC and the WUTC acknowledged and accepted NW Natural's submission of its third Integrated Resource Plan. Elements of the Plan included an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy. Although the OPUC's order acknowledging the Integrated Resource Plan does not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC indicated that it would give considerable weight in prudency reviews to utility actions that are consistent with acknowledged plans. NW Natural's fourth Integrated Resource Plan filing, originally scheduled for 1998 and deferred until 1999, was further deferred until 2000.

Competition and Marketing
-------------------------

         NW Natural has no direct competition in its service area from other natural gas distributors. For residential customers' heating needs, however, NW Natural competes with electricity, fuel oil, and, to a lesser extent, wood. It also competes with electricity and fuel oil for commercial applications. Competition among these forms of energy is based on price, reliability, efficiency and performance. In 1999, NW Natural maintained its competitive price advantage over electricity and approximate price parity with fuel oil in both the residential and commercial markets. Throughout 1999, natural gas rates continued to be substantially lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in NW Natural's Oregon service area. NW Natural believes that this rate advantage will continue for the foreseeable future.

         The relatively low saturation of natural gas in residential single-family and attached dwellings in NW Natural's service territory, estimated at 35 to 40 percent, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential conversion market. In 1999, 22,053 net residential customers (after subtracting disconnected or terminated services) were added, including 8,998 units of existing residential housing which were reconnected to the system or were converted from oil or electric appliances to natural gas. Of the new heating conversions from other fuels, about 64 percent also converted to gas for water heating. In addition, 1,711 net commercial customers were connected in 1999. The net total of all new customers added in 1999, including industrial sales and transportation customers, was 23,756. This constituted a growth rate of 5.0 percent, about three times the national average for local distribution companies as reported by the American Gas Association.

         Due to weather which was about 6 percent colder than in 1998, natural gas sales volumes to residential and commercial customers in 1999 were up about 8 percent over 1998. Temperatures in NW Natural's service territory in 1999, based on heating degree days, were 2 percent colder than the 20-year average.

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

         Traditionally, LDCs have sold a "bundled" product which included the natural gas itself as well as delivery to the meter. Since the late 1980s, however, large customers have sought savings by procuring their own supplies of natural gas from producers and contracting with pipelines and LDCs for transportation. Since the cost of the gas commodity is passed through directly to LDC customers without markup, the effect on net income when a customer chooses transportation service has been negligible. While NW Natural's ability to obtain competitively-priced gas commodity has enabled it to retain its residential, commercial and many industrial customers as sales customers, further deregulation of the industry may bring an unbundled product offering to a greater number of customers, such that an increasing number of suppliers will actively compete for customers' gas commodity business. However, since the final delivery of customer-owned gas will continue to be through regulated distribution systems, no material impact on NW Natural's profitability is anticipated.

         Competition to serve the industrial and large commercial market in the Pacific Northwest has been relatively steady since the early 1990s in terms of numbers and types of competitors. Competitors consist of gas marketers, oil/propane sellers and electric utilities. Wood-based fuels continue to lose market share primarily due to environmental concerns and restrictions.

         Total industrial throughput, including both sales and transportation of firm and interruptible gas, was 617 million therms in 1999, up 5.5 percent from 585 million therms in 1998. This increase was primarily related to a temporary shift by an electric generation customer from a separate pipeline to transportation service on NW Natural's system. Excluding this factor, throughput for sales and transportation of industrial firm and interruptible gas was 584 million therms in 1999.

         Industrial firm gas sales and transportation deliveries during 1999 totaled 219 million therms, up 1 percent from 1998. Industrial interruptible gas sales and transportation deliveries during 1999 totaled 398 million therms, up 8 percent from 1998. In 1999, 4 percent of total utility operating revenues and 33 percent of total therms delivered were from sales and transportation deliveries to industrial interruptible customers.

         NW Natural and many of its largest industrial customers have entered into negotiated transportation service agreements. These agreements are designed to provide rates that are competitive with either the costs of alternative fuels, such as heavy oil, or the customer's bypass alternatives. The agreements generally prohibit bypass during their terms. Due to the cost pressures that confront a number of the Company's largest customers which compete globally, the risk of bypass continues to be a threat. Although NW Natural does not expect a significant number of its large customers to bypass its system in the foreseeable future, it may experience further deterioration of margin associated with customers' transfers to contracts with pricing designed to be competitive with the capital and operating costs of direct connections to WGP's system.

         Since 1994, NW Natural has been authorized by the OPUC to make upstream commodity sales and to release portions of its firm interstate pipeline capacity at discounted rates when seasonal demand is low. This authorization allows NW Natural to compete effectively with independent gas marketers. Sixty-seven percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these sales and capacity releases ($1.7 million in 1999) have been credited to Oregon core market customer gas costs, with the balance benefiting shareholders.

Environment
-----------

         NW Natural is subject to air, water, hazardous waste and other environmental regulation by state and federal authorities and has complied in all material respects with applicable regulations. Compliance with these regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position.

         NW Natural owns property in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956. In 1993, pursuant to Oregon Department of Environmental Quality (ODEQ) procedures, NW Natural submitted a notice of intent to participate in the ODEQ's Voluntary Cleanup Program and, in 1994, the site was listed on ODEQ's Confirmed Release List and Inventory. During 1995, initial tests revealed environmental contamination, but the extent or the estimated cost of remediation cannot yet be determined. During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5-mile segment of the Willamette River that includes the area adjacent to the site. Remediation of the site may be affected by the sediments management plan now being developed in response to the ODEQ/EPA sediments study.

         Since 1993, NW Natural has recorded expenses of $2.6 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and the voluntary investigation, plus an estimate for costs of the continuing investigation. NW Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

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

Employees
---------

         At year-end 1999, NW Natural had 1,275 employees, of which 929 were members of the Office and Professional Employees International Union, Local No.
11. These union employees are working under a seven-year Joint Accord covering wages, benefits and working conditions which will expire March 31, 2004.

ITEM 2.  PROPERTIES

         NW Natural's natural gas distribution system consists of 11,278 miles of mains, as well as service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. NW Natural also holds all necessary permits for the crossing of the Willamette River and a number of smaller rivers by its mains.

         NW Natural owns service facilities in Portland, as well as various satellite service centers, garages, warehouses and other buildings necessary and useful in the conduct of its business. It leases office space in Portland for its corporate headquarters. District offices are maintained on owned or leased premises at convenient points in the distribution system. NW Natural owns LNG facilities in Portland and near Newport, Oregon, and also owns underground natural gas storage facilities located near Mist, Oregon.

         NW Natural considers all of its properties currently used in its operations, both owned and leased, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs. In order to reduce risks associated with gas leakage in older parts of its system, NW Natural undertook an accelerated pipe replacement program in the 1980s under which it has reduced the amount of low pressure gas main (including cast iron and bare steel) in the system from 400 miles of main in 1985 to less than 25 miles at the end of 1999.

         NW Natural's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of the real property constituting its utility plant.

         NW Natural holds interests in 5,521 net acres of underground natural gas storage and 1,824 net acres of oil and gas leases in Oregon. Financial Corporation holds interests in oil and gas leases covering 4,500 net acres located in California, Wyoming and Colorado. NW Natural owns depleted gas reservoirs near Mist, Oregon, that are continuing to be developed as underground gas storage facilities. It also holds an option to purchase future storage rights in certain other areas of the Mist gas field. The Company also holds an equity investment in a Boeing 737-300 aircraft.

ITEM 3.  LEGAL PROCEEDINGS

         NW Natural recorded a charge of $5.6 million in the fourth quarter of 1996, equivalent to 15 cents a share, as a reserve against possible payment of the judgment, related costs and post-judgment interest in a case brought by a commercial customer in July 1995, Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). In the second quarter of 1999, the Oregon Supreme Court ruled in the Company's favor on the larger of the two claims in the suit, resulting in a credit to the litigation reserve of $3.9 million, equivalent to 9 cents a share. The remaining issues in the case were favorably resolved in a decision by the Oregon Court of Appeals, resulting in an additional credit to the litigation reserve of $2.7 million, equivalent to 8 cents a share, in the fourth quarter of 1999 (see Part II, Item 8, Note 12 to the Consolidated Financial Statements).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended Dec. 31, 1999.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Age at
            Name              December 31, 1999          Positions held during last five years
            ----              -----------------          -------------------------------------
Richard G. Reiten                     60                 President (1996-  ); Chief Executive Officer (1997-  );
                                                             Chief Operating Officer (1996); President and Chief
                                                             Operating Officer, Portland General Electric Company
                                                             (1992-95).

Michael S. McCoy                      56                 Executive Vice President, Customer and Utility Operations
                                                             (2000-  ); Senior Vice President, Customer and Utility
                                                             Operations (1999-00); Senior Vice President, Customer
                                                             Services (1992-99).

Bruce R. DeBolt                       52                 Senior Vice President, Finance, and Chief Financial Officer
                                                             (1990-  ).

Mark S. Dodson                        54                 Senior Vice President, Public Affairs and General Counsel
                                                             (1998-  ); Senior Vice President (1997); Partner, Ater
                                                             Wynne Hewitt Dodson & Skerritt LLP (1981-97).

Stephen P. Feltz                      44                 Treasurer and Controller (1999-  ); Assistant Treasurer
                                                             (1996-99); Manager, General Accounting (1996-99).

Dwayne L. Foley                       54                 Senior Vice President (1999-  );  Senior Vice President,
                                                             Operations Support, and Chief Engineer (1997-99); Senior
                                                             Vice President, Operations and Information Services
                                                             (1992-97).

W. Richard Harper, Jr.                46                 Vice President, Market Services (1999-  ); Vice President,
                                                             Energy Marketing and Supply (1997-99);
                                                             Vice President, Industrial and District Operations
                                                             (1995-97).

Diana J. Johnston                     55                 Vice President, Human Resources and Administrative Services
                                                             (1996-  ); Vice President, Human Resources (1992-96).

Gregg S. Kantor                       42                 Vice President, Public Affairs and Communications (1998-  );
                                                             Director, Public Affairs and Communications (1996-97);
                                                             Principal, Kantor & Associates (1994-96).

C. J. Rue                             54                 Secretary (1982-  ); Assistant Treasurer (1987-  ).


         Each executive officer serves successive annual terms; present terms end May 25, 2000.

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

         The quarterly high and low trades for NW Natural's common stock, as quoted on the Nasdaq National Market and published in The Wall Street Journal and on Nasdaq's World Wide Web site, were as follows:

                                  1999                             1998
                      --------------------------         -----------------------
Quarter Ended            High              Low             High             Low
-------------------------------------------------------------------------------

March 31                $27.00           $21.00           $30.75          $25.75
June 30                  27.00            19.50            28.25           26.38
September 30             27.88            23.31            28.00           24.25
December 31              27.00            21.13            30.25           25.75

         The closing quotation for the common stock on Dec. 31, 1999, was $21.9375. The closing quotation on Dec. 31, 1998, was $25.875.

         (B) As of Dec. 31, 1999, there were 11,511 holders of record of the Company's common stock.

         (C) NW Natural has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. In December 1999, the Company also paid a special dividend on its common stock. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

               Payment Date                       1999              1998
               ------------                       ----              ----

               February 15                      $0.305            $0.305
               May 15                           $0.305            $0.305
               August 15                        $0.305            $0.305
               November 15                      $0.305            $0.305
               December 15                      $0.005                 -
                                                ------            ------
               Total per share                  $1.225            $1.220

         It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon NW Natural's earnings, its financial condition and other factors.

         NW Natural's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of NW Natural's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 1999, dividend reinvestments and optional cash investments under the Plan aggregated $4.6 million and resulted in the issuance of 188,821 shares of common stock. During the 22 years the Plan has been available, the Company has issued and sold 3,783,766 shares of common stock which produced $80 million in additional capital.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.

Operating revenues and cost of sales ($000):          1999               1998            1997            1996          1995
                                                      ----               ----            ----            ----          ----
Sales revenues:
   Residential                                     $  242,952          $ 205,388         $177,835       $183,802       $165,662
   Commercial                                         139,425            117,889          100,677        104,582         99,079
   Industrial - firm                                   35,857             34,303           27,025         30,672         31,268
   Industrial - interruptible                          17,182             15,337           13,944         17,097         24,113
   Unbilled revenues                                   (2,671)             8,314            1,647          1,627          1,173
                                                  -----------        -----------      -----------    -----------    -----------
      Total gas sales revenues                        432,745            381,231          321,128        337,780        321,295
   Transportation                                      21,351             19,958           22,029         22,533         16,650
   Other                                                1,194              2,617            7,884          9,824          9,411
                                                  -----------        -----------      -----------    -----------    -----------
   Total utility operating revenues                   455,290            403,806          351,041        370,137        347,356
Cost of gas                                           212,021            173,242          130,381        141,789        142,025
                                                  -----------        -----------      -----------    -----------    -----------
   Net utility operating revenues                     243,269            230,564          220,660        228,348        205,331
Non-utility net operating revenues                        368                402              450            636          8,271
                                                  -----------        -----------      -----------    -----------    -----------
   Net operating revenues                          $  243,637          $ 230,966        $ 221,110       $228,984       $213,602
                                                  ===========        ===========      ===========    ===========    ===========
Net income                                        $    45,296           $ 27,301         $ 43,059        $46,793        $38,065
   Preferred and preference stock
   dividend requirements                                2,515              2,577            2,646          2,723          2,806
                                                  -----------        -----------      -----------    -----------    -----------
Earnings applicable to common stock               $    42,781           $ 24,724         $ 40,413        $44,070        $35,259
                                                  ===========        ===========      ===========    ===========    ===========
Average common shares outstanding (000)*               24,976             24,233           22,698         22,391         21,817
                                                  ===========        ===========      ===========    ===========    ===========
Basic earnings per share of common stock*               $1.71              $1.02            $1.78          $1.97          $1.62
                                                  ===========        ===========      ===========    ===========    ===========
Diluted earnings per share of common stock*             $1.70              $1.02            $1.76          $1.94          $1.60
                                                  ===========        ===========      ===========    ===========    ===========
Dividends per share of common stock*                   $1.225              $1.22           $1.205          $1.20          $1.18
                                                  ===========        ===========      ===========    ===========    ===========
Total assets - at end of period ($000)             $1,244,423         $1,191,736       $1,111,617       $988,869       $929,277
                                                  ===========        ===========      ===========    ===========    ===========
Ratio of Earnings to Fixed Charges**                     3.12               2.20             2.99           3.53           3.15
                                                        =====              =====            =====          =====          =====


* Data for 1995 have been restated to give effect to the three-for-two stock split in September 1996.

** Computed using the Securities and Exchange Commission method. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Capitalization - at end of period ($000):            1999            1998           1997           1996            1995
                                                     ----            ----           ----           ----            ----
    Common stock equity                           $429,596        $412,404        $366,265       $346,778        $323,552
    Redeemable preference stock                     25,000          25,000          25,000         25,000          25,000
    Redeemable preferred stock                      10,564          11,499          12,429         13,749          14,840
    Long-term debt                                 396,379         366,738         344,303        271,838         279,945
                                                ----------      ----------      ----------     ----------      ----------
        Total capitalization                      $861,539        $815,641        $747,997       $657,365        $643,337
                                                ==========      ==========      ==========     ==========      ==========

Gas sales and transportation deliveries (000 therms):
    Residential                                    352,969         315,686         306,356        306,310         256,462
    Commercial                                     252,382         229,124         225,249        225,115         196,723
    Industrial - firm                               84,630          87,275          84,523         91,122          82,958
    Industrial - interruptible                      52,938          51,521          53,929         63,261          84,173
    Unbilled therms                                 (9,343)          8,645           3,615          3,759           4,946
                                                ----------      ----------      ----------     ----------      ----------

        Total gas sales                            733,576         692,251         673,672        689,567         625,262

    Transportation                                 480,570         446,165         440,452        410,062         379,116
                                                ----------      ----------      ----------     ----------      ----------

        Total volumes delivered                  1,214,146       1,138,416       1,114,124      1,099,629       1,004,378
                                                ==========      ==========      ==========     ==========      ==========

Customers (average for period):
    Residential                                    435,959         413,714         394,415        374,558         355,427
    Commercial                                      52,029          50,469          48,232         46,355          44,740
    Industrial - firm                                  396             404             411            409             405
    Industrial - interruptible                         118             114             119            131             143
    Transportation                                     127             122             120            106              79
                                                ----------      ----------      ----------     ----------      ----------

        Total customers                            488,629         464,823         443,297        421,559         400,794
                                                ==========      ==========      ==========     ==========      ==========

Customer statistics:
    Heat requirements***
        Actual degree days                           4,256           4,011           4,092          4,427           3,779
        20-year average degree days                  4,193           4,234           4,264          4,273           4,306
    Average annual use per customer in therms:
        Residential                                    810             749             777            823             726
        Commercial                                   4,851           4,540           4,670          4,874           4,420

Gas purchased cost per therm - net (cents)           27.85           25.09           24.05          22.25           20.67
                                                     =====           =====           =====          =====           =====



  *** A degree day is the measure of the coldness of the weather experienced based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The consolidated financial statements include:
                  Regulated utility:
                           Northwest Natural Gas Company (NW Natural)
                  Non-regulated subsidiary businesses:
                           NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary
                           Canor Energy, Ltd. (Canor), a majority-owned
                           subsidiary reclassified as a discontinued segment in 1999

                  Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Note 2 to the Consolidated Financial Statements).

                  At Dec. 31, 1999, the Company's investment in Canor was reclassified to current assets and reported as a discontinued segment. In the income statements for 1999, 1998 and 1997, Canor's operating revenues and expenses are included in net income from discontinued segment. The balance sheets and statements of cash flows and capitalization for prior years have not been restated.

                  The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended Dec. 31, 1999.

Highlights and Outlook
----------------------

                  Among its accomplishments in 1999, NW Natural:

               o added 23,756 customers to the gas distribution system during the year, including the Company's 500,000th customer in December;
               o completed a critical phase in the expansion of the Mist gas storage system and placed it in service Dec. 1, 1999, on time and on budget;
               o wrapped up a major rate case in Oregon and secured fair regulatory treatment for the Mist storage project and annual gas cost changes; and
               o increased productivity while raising customer satisfaction ratings to record levels.

                    Among its corporate strategies for 2000, NW Natural will focus on:

                    o supporting and strengthening its core gas distribution business;
                    o sustaining profitable customer growth while providing outstanding customer service;
                    o enhancing service and creating shareholder value through gas storage development;
                    o improving efficiency through technological advancements and a high performance culture; and
                    o reinvesting the proceeds from the sale of the Company's investment in Canor.

Earnings and Dividends
----------------------

                  The Company's earnings applicable to common stock in 1999 were $42.8 million, up from $24.7 million in 1998 and $40.4 million in 1997. Earnings for 1999 and 1997 were the second and third highest on record for the Company, respectively. Earnings for 1998 were reduced by write-downs of subsidiary assets and by warmer than normal weather.

                  Diluted earnings per share from consolidated operations were $1.70 a share in 1999, compared to $1.02 a share in 1998 and $1.76 a share in 1997.

                  NW Natural earned $1.66 a diluted share from gas utility operations in 1999, compared to $1.43 in 1998 and $1.68 in 1997. Weather conditions in its service territory in 1999 were 6 percent colder than in 1998 and 2 percent colder than the 20-year average. Weather in 1998 was 2 percent warmer than in 1997 and 5 percent warmer than the 20-year average. The estimated weather-related increase in net operating revenues (margin) during 1999 was equivalent to about 16 cents a share compared to actual conditions during 1998. The weather-related decrease in margin in 1998 was equivalent to about 9 cents a share as compared to actual conditions in 1997.

                  Subsidiary results for 1999, excluding a discontinued segment, were earnings of 3 cents a share compared to a loss of 42 cents a share in 1998 and earnings of 7 cents a share in 1997 (see Note 2). The loss in 1998 included write-downs of subsidiary assets equivalent to 43 cents a share. 1997 results included a gain equivalent to 5 cents a share from the sale of an interest in a California solar electric partnership. Results from the discontinued segment for each of the years ended Dec. 31, 1999, 1998 and 1997 were equivalent to earnings of 1 cent a share (see Note 2). Results in 1998 included write-downs of assets equivalent to 7 cents a share and a gain equivalent to 15 cents a share from a transaction involving Canor (see "Discontinued Segment," below).

                  1999 was the 44th consecutive year in which the Company's dividends paid have increased. Dividends paid on common stock were $1.225 a share in 1999 compared to $1.22 a share in 1998 and $1.205 in 1997.

Results of Operations
---------------------

         Regulatory Matters
         ------------------

                  NW Natural provides gas utility service in Oregon and Washington, with Oregon representing approximately 93 percent of its revenues. Future earnings and cash flows from utility operations will be determined largely by the pace of continued growth in the residential and commercial markets and by NW Natural's ability to remain price competitive in the large industrial market, to control expenses, and to obtain reasonable and timely regulatory ratemaking treatment for investments made in utility plant.

                  In October 1998, NW Natural filed a general rate case in Oregon proposing a revenue increase of $14.7 million per year through rate increases averaging 3.8 percent. In November 1999, the Oregon Public Utility Commission (OPUC) issued an order authorizing a revenue increase of $0.2 million per year effective Dec. 1, 1999, through rate increases averaging 1.3 percent for residential customers, partially offset by rate decreases for certain commercial and large industrial customers. The OPUC authorized and based rates on a return on common equity (ROE) of 10.25 percent.

                  In an order issued in April 1999, the OPUC formalized a process that tests for excessive earnings in connection with gas utilities' annual filings of rate changes due to increases or decreases in gas costs. The OPUC confirmed NW Natural's ability to pass through 100 percent of its prudently incurred gas costs into rates. Under this order, NW Natural is authorized to retain all of its earnings up to a threshold level equal to its authorized ROE plus 300 basis points. One-third of any earnings above that level will be refunded to customers. In connection with the OPUC's order in the general rate case, this means that NW Natural can earn up to 13.25 percent on equity before sharing any additional earnings with customers. The excess earnings threshold is subject to adjustment up or down each year depending on movements in interest rates.

                  The OPUC approved rate increases averaging 9.1 percent effective Dec. 1, 1999, and increases averaging 3.4 percent, 6.1 percent and
11.4 percent effective Dec. 1, April 1 and Jan. 1, 1998, respectively. These rate changes reflected changes in NW Natural's purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts and the removal of temporary rate adjustments effective the previous year.

                  The Washington Utilities and Transportation Commission (WUTC) approved rate increases averaging 11.1 percent, 5.8 percent and 10.5 percent effective Dec. 1, 1999, 1998 and 1997, respectively. These rate changes primarily reflected changes in NW Natural's purchased gas costs. In October 1997, the WUTC approved a general rate increase averaging 3 percent for NW Natural's customers in Washington and authorized an ROE of 11.25 percent.

                  Comparison of Gas Operations
                  ----------------------------

                  The following table summarizes the composition of gas utility volumes and revenues for the three years ended Dec. 31:



Thousands                                               1999                    1998                          1997
(Except customers and degree days)
-------------------------------------------------------------------------------------------------------------------------
Gas Sales and Transportation Volumes (Therms):
Residential and commercial sales                  605,351                544,810                      531,605
Unbilled volumes                                   (9,343)                 8,645                        3,615
                                                ---------            -----------                    ----------
Weather-sensitive volumes                         596,008      49%       553,455         49%           535,220         48%
Industrial firm sales                              84,630       7%        87,275          8%            84,523          7%
Industrial interruptible sales                     52,938       4%        51,521          4%            53,929          5%
                                                ---------            -----------                    ----------
Total gas sales                                   733,576                692,251                       673,672

Transportation deliveries                         480,570      40%       446,165         39%           440,452         40%
                                                --------- -------  -------------    -------         ----------   --------
Total volumes sold and delivered                1,214,146     100%     1,138,416        100%         1,114,124        100%
                                                ========= =======  =============   ========         =========    ========
Utility Operating Revenues:
---------------------------
Residential and commercial
   sales                                         $382,377               $323,277                     $278,512
Unbilled revenues                                  (2,671)                 8,314                        1,647
                                                ---------            -----------                    ----------
Weather-sensitive revenues                        379,706      83%       331,591         82%           280,159         80%
Industrial firm sales                              35,857       8%        34,303          8%            27,025          8%
Industrial interruptible sales
                                                   17,182       4%        15,337          4%            13,944          4%
                                                ---------            -----------                    ----------
Total gas sales                                   432,745                381,231                      321,128

Transportation revenues                            21,351       5%        19,958          5%            22,029          6%
Other revenues                                      1,194       -          2,617          1%             7,884          2%
                                                --------- -------    -----------   --------         ----------   --------
Total utility operating revenues                 $455,290     100%      $403,806        100%          $351,041        100%
                                                ========= =======    ===========   ========         ==========   ========

Cost of gas sold                                 $212,021               $173,242                      $130,381
                                                =========            ===========                    ==========
Total number of customers
(end of period)                                   501,163                477,407                       458,021
                                                =========            ===========                    ==========
Actual degree days                                  4,256                  4,011                         4,092
                                                =========            ===========                    ==========
20-year average degree days                         4,193                  4,234                         4,264
                                                =========            ===========                    ==========


                  Residential and Commercial
                  --------------------------

                  NW Natural continues to experience rapid customer growth, with 23,756 customers added since Dec. 31, 1998. This represents a growth rate of 5 percent, compared to a 4.2 percent growth rate in 1998 and a record growth rate of 5.7 percent in 1997. In the three years ended Dec. 31, 1999, approximately 68,000 customers were added to the system, representing an average annual growth rate of 5 percent.

                  Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to and revenues derived from these customers.

                  Weather conditions were 2 percent colder than average in 1999, 5 percent warmer than average in 1998 and 4 percent warmer than average in 1997. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather in 1999 was 6 percent colder than in 1998 and 1998 was 2 percent warmer than 1997.

                  The volumes of gas sold to residential and commercial customers during 1999 increased 8 percent compared to 1998, reflecting the continued customer growth and colder weather. Related revenues increased 15 percent due to increased volumes and the rate increases effective in 1998 and late 1999. Revenue from residential and commercial customers was up 18 percent in 1998 due to increased volumes and rate increases effective in late 1997 and 1998.

                  In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

                  Industrial Sales, Transportation and Other Revenues
                  ---------------------------------------------------

                  Total volumes of gas delivered to industrial customers were 6 percent higher in 1999 than in 1998 and 1 percent higher in 1998 than in 1997. The combined margin from industrial sales and transportation increased slightly from 1998 and decreased by 7 percent in 1998 from 1997. The slight increase in industrial margin in 1999 and the decrease in 1998, despite increased volumes in both 1999 and 1998, primarily reflect the effect of low oil prices on an industrial schedule in which rates vary with oil prices, and transfers of some industrial customers to rate schedules or special contracts with lower margins.

                  Other revenues relate primarily to accumulations or adjustments to regulatory accounts (see Note 1) and to miscellaneous fees assessed to gas sales customers. In 1999, other revenues totaled $1.2 million, including fees assessed to customers ($1.6 million) partially offset by other regulatory account adjustments ($0.4 million).

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

                  Cost of Gas
                  -----------

                  NW Natural's cost per therm of gas sold was 15 percent higher in 1999 than in 1998, primarily due to higher prevailing prices in the natural gas commodity market. Its cost of gas sold was 29 percent higher in 1998 than in 1997. The cost per therm of gas sold includes current gas purchases, gas drawn from storage, demand cost equalization, regulatory deferrals and company use. The cost of gas sold was reduced by off-system gas sales of $1.7 million in 1999 compared to $4.6 million in 1998 and $2.3 million in 1997. Under an agreement with the OPUC, revenues from these sales are treated as a reduction of gas costs.

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

         Subsidiary Operations
         ---------------------

                  Results from continuing operations for Financial Corporation in 1999 were earnings equivalent to 3 cents a share, compared to losses of 42 cents a share in 1998 and earnings of 7 cents a share in 1997 (see Note 2).

                  Financial Corporation's operating results in 1999 were net income of $0.5 million, compared to $0.1 million in 1998 and $1.6 million in 1997. The increase in income from 1998 to 1999 was primarily due to stronger operating results from its investments in limited partnerships in solar electric, wind-power electric and hydroelectric generation projects in California. The decline in income from 1997 to 1998 was primarily due to weaker operating results from its investments in the limited partnerships. Its 1997 results included a $1.1 million gain from the sale of an interest in a solar electric partnership.

                  Financial Corporation recorded asset impairment charges in 1998 totaling $16.6 million, equivalent to 43 cents a share. The charges resulted from the application of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to Financial Corporation's limited partnership investments. The determinations of impairments for Financial Corporation's assets resulted from lower estimates of prices for future sales of electricity from the partnerships' power projects.

                  The Company's investment in Financial Corporation at Dec. 31, 1999, was $7.1 million, compared to $6.6 million at Dec. 31, 1998.

         Discontinued Segment
         --------------------

                  In the fourth quarter of 1999 the Company decided to sell its interests in Canor (see Note 2), with the effect that Canor has been reclassified as a discontinued segment.

                  Net income from the discontinued segment for 1999 and 1998 was $0.4 million in both years, compared to income of $0.2 million in 1997. Results for 1998 included asset write-downs totaling $2.8 million, equivalent to 7 cents a share, and a $3.5 million gain, equivalent to 15 cents a share, from a merger involving Canor. Approximately half of the write-downs were asset impairment charges due to the application of SFAS No. 121, resulting from the impact of low oil prices on Canor's oil properties in Alberta. The remaining write-downs were due to determinations that some oil and gas wells were no longer productive because of water encroachment. The gain from the merger was not subject to U.S. income tax. In 1997, Canor's results included a $0.9 million write-down of unproven properties under SFAS No. 121.

                  The Company's investment in Canor of $29.2 million at Dec. 31, 1999, is reported as an investment in discontinued segment in current assets. The Company's investment in Canor for the years ended Dec. 31, 1998 and 1997 was $31.9 million and $19.8 million, respectively. In 1998, the increase in the Company's investment in Canor included $11.8 million converted to equity from inter-company debt at the time of Canor's merger.

         Operating Expenses
         ------------------

                  Operations and Maintenance
                  --------------------------

                  Consolidated operations and maintenance expenses were $5 million, or 6 percent, lower in 1999 than in 1998. NW Natural's operations and maintenance expenses decreased $4.8 million, or 6 percent. The reduction was primarily due to credits to a litigation reserve totaling $4.9 million resulting from favorable decisions by the Oregon Supreme Court and the Oregon Court of Appeals in a case involving claims by a commercial customer (see Note 12). Lower expenses in 1999 for uncollectible accounts ($0.6 million), pensions ($0.4 million) and other miscellaneous operating costs ($2.0 million) were approximately offset by higher expenses for bonus accruals ($2.5 million) and early retirement and severance charges ($0.9 million).

                  Operations and maintenance expenses in 1998 were $4.4 million, or 6 percent, higher than in 1997 primarily due to higher accruals for uncollectible accounts ($1.4 million); maintenance expenses for a new customer information system (CIS) ($1.1 million); amortizations of Year 2000 costs ($0.8 million); higher market development expense ($0.4 million); and employee severance charges ($0.6 million).

                  Taxes Other Than Income
                  -----------------------

                  Taxes other than income, which are comprised of property, franchise, payroll and other taxes, increased $2.7 million, or 12 percent, in 1999. Property tax expense was $0.9 million, or 10 percent, higher than in 1998 due to more plant in service. Franchise taxes, which are based on gross revenues, increased $1.4 million, or 16 percent, reflecting higher revenues due to an increase in the Company's customer base and rate increases effective Dec. 1, 1998 and 1999.

                  Taxes other than income increased $2.0 million, or 10 percent, in 1998. NW Natural's property taxes increased $0.9 million, or 12 percent, due to more plant in service. Franchise taxes increased $1.1 million, or 14 percent, reflecting higher revenues due to rate increases effective Jan. 1, April 1 and Dec. 1, 1998.

                  Depreciation, Depletion and Amortization
                  ----------------------------------------

                  Depreciation, depletion and amortization expense increased $7.1 million, or 16 percent, in 1999 compared to 1998, and $4.9 million, or 13 percent, in 1998 compared to 1997. NW Natural's depreciation expense increased $7.1 million from 1998 to 1999, primarily due to an asset write-down of the CIS ($6.5 million) resulting from the OPUC's order in NW Natural's Oregon general rate case concluded in November (see "Results of Operations -- Regulatory Matters," above). The $4.9 million, or 13 percent, increase from 1997 to 1998 was due to additional utility plant placed in service.

         Other Income (Expense)
         ----------------------

                  The variations in other income (expense) during the past three years resulted primarily from non-recurring items. Other income for 1999 consisted primarily of interest income ($3.9 million). In 1998, other income (expense) reflected $16.6 million in asset write-downs recorded by Financial Corporation under SFAS No. 121 (see "Subsidiary Operations," above).

         Interest Charges - Net
         ----------------------

                  Interest charges decreased $1.5 million, or 5 percent, in 1999 compared to 1998 primarily due to the favorable decisions by the Oregon Supreme Court and the Oregon Court of Appeals in a case involving claims by a commercial customer (see Note 12).

                  Interest charges in 1998 increased $3.1 million, or 11 percent, compared to 1997. The 1998 increase resulted from increases in long-term debt and commercial paper due to higher gas costs, construction spending to fund customer growth and other spending for general corporate purposes.

                  Allowance for Funds Used During Construction (AFUDC) represents the cost of funds used during the construction of utility plant (see
Note 1). In 1999, AFUDC reduced interest expense by $1.2 million compared to $1.4 million in 1998 and $1.7 million in 1997. The weighted average AFUDC rates were 6.0 percent in 1999, 5.5 percent in 1998 and 5.8 percent in 1997 (see "Financing Activities," below).

         Income Taxes
         ------------

                  The effective corporate income tax rates for 1999, 1998 and 1997 were 35 percent, 35 percent and 33 percent, respectively. The effective tax rate in 1997 was lower than the statutory rate due to permanent tax savings from a change in book depreciation rates, an increase in tax credits and a reversal of amounts previously recorded for the California solar energy investment sold (see Note 8).

         Redeemable Preferred and Preference Stock Dividend Requirements
         ---------------------------------------------------------------

                  Redeemable preferred and preference stock dividend requirements for 1999 and 1998 were lower by $0.1 million, or 3 percent, due to sinking fund redemptions.

Financial Condition
-------------------

         Capital Structure
         -----------------

                  NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth, system improvements and the development of underground gas storage. NW Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of gas usage by NW Natural's residential and commercial customers influences the Company's financing requirements. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Note 6).

                  The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred and preference stock redemption requirements (see Notes 3 and 5).

         Cash Flows
         ----------

                  Operating Activities
                  --------------------

                  Operating activities provided net cash of $108.5 million in 1999 compared to $66.9 million in 1998. The 62 percent increase was due to increased cash from operations ($6.8 million) and lower working capital requirements ($34.8 million). The increase in cash from operations compared to 1998 was primarily due to higher net income from continuing operations ($18.0 million) and a greater reduction in deferred gas costs receivable ($6.0 million). The increase in cash from operations in 1999 ($16.1 million) was due to non-cash investment losses in 1998 including the asset write-downs by Financial Corporation. The decrease in working capital requirements in 1999 was primarily due to an increase in accounts payable compared to a decrease in 1998 ($19.6 million), and reductions in accrued unbilled revenue and accounts receivable compared to increases in 1998 ($13.1 million and $8.8 million, respectively). The decreases in working capital requirements were partially offset by a larger increase in inventories of gas, materials and supplies ($8.8 million).

                  Cash provided by operating activities in 1998 was $66.9 million compared to $45.8 million in 1997. The 46 percent increase was due to increased cash from operations ($26.6 million), offset in part by higher working capital requirements ($5.5 million). The increase in cash from operations compared to 1997 was primarily due to lower deferred gas costs receivable ($37.5 million), an increase in depreciation, depletion and amortization expense ($11.2 million) and non-cash investment losses in 1998 including the asset write-downs by Financial Corporation ($16.0 million). The increase in cash from operations was partially offset by lower net income from continuing operations ($15.9 million), a reduction in deferred taxes and investment tax credits ($17.0 million) and higher gains on sale of assets ($2.9 million). The increase in working capital requirements was due to an increase in accounts receivable in 1998 compared to a reduction in 1997 ($9.5 million), partially offset by a smaller reduction in accounts payable in 1998 ($3.3 million).

                  The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Note 12).

                  Investing Activities
                  --------------------

                  Cash used in investing activities increased $20.6 million, from $98.6 million in 1998 to $119.2 million in 1999. NW Natural's capital expenditures in 1999 totaled $109 million, up $29 million, or 36 percent, from 1998. The increase in cash requirements for utility construction in 1999 resulted from higher expenditures for gas storage development due to completion of a new phase of the Company's gas storage expansion project (Mist Storage
III)($23.9 million); higher expenditures for computer hardware and software ($2.3 million), communications technology ($0.8 million) and large system improvement projects ($1.3 million); and higher construction overhead ($2.0 million).

                  Cash requirements for NW Natural's capital program in 1998 totaled $80 million, down $36 million, or 31 percent, from 1997. The decrease in cash requirements for utility construction in 1998 resulted from lower expenditures for completion of the new CIS ($14.0 million), an earlier phase of the gas storage expansion project (Mist Storage II) ($5.2 million) and several large system improvement projects ($5.9 million); reduced expenditures for computer hardware and software ($1.1 million); and lower construction overhead ($2.0 million).

                  NW Natural's utility construction expenditures are estimated at $82 million for 2000. Over the five-year period 2000 through 2004, these expenditures are estimated at between $450 million and $500 million. The high level of capital expenditures over the next five years reflects projected high customer growth plus a major system reinforcement project and the development of additional underground gas storage facilities. An estimated 60 percent of the required funds is expected to be internally generated, with the remainder to be funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

                  NW Natural had non-utility capital expenditures of $10.7 million in 1999, primarily relating to a contract for the construction of a new headquarters building for the Port of Portland. The purchase and sale agreement between NW Natural and the Port of Portland provides for the Port to pay at closing an established purchase price for construction of the core and shell of the building plus NW Natural's costs for construction of tenant improvements. NW Natural anticipates that closing will occur during the first or second quarter of 2000. In June and August 1999, the Port made construction progress payments in advance of closing totaling $18.8 million, which were used to pay off the balance outstanding under a line of credit used for construction of the building.

                  There were no new capital investments in either of the Company's subsidiaries during 1999. Non-utility capital expenditures totaled $19.8 million in 1998, including Canor's investments of $13.5 million in Canadian exploration and production properties. NW Natural's non-utility expenditures in 1998 totaling $6.3 million included expenditures relating to the Port of Portland contract ($6.0 million) and additions to existing facilities ($0.3 million).

                  NW Natural invested $3.0 million in Canor's exploration and production program in 1997 to supplement Canor's internally generated funds.

                  Financing Activities
                  --------------------

                  Cash provided by financing activities in 1999 totaled $13.3 million, down from $32.3 million in 1998. The decrease was due to lower proceeds from sales of common stock, partially offset by higher net proceeds from the issuance and retirement of long-term debt and an increase in short-term debt. Proceeds from the sales of $20 million of Medium-Term Notes, Series B, in both September and December 1999, and $12.7 million from the increase in short-term debt, were used in part to reduce long-term debt ($10 million).

                  Cash provided by financing activities in 1998 was down $44.5 million from $76.8 million in 1997. This decrease was due to a $2 million reduction in short-term debt in 1998 compared to a $39 million increase in 1997, as the Company's higher proceeds from the sale of common stock in 1998 were approximately offset by lower net proceeds from the issuance and retirement of long-term debt. Proceeds from the sales of $22 million, $10 million and $20 million of Medium-Term Notes, Series B, in March, June and November 1998, respectively, and $44.7 million from the negotiated public offering and sale of 1,725,000 shares of NW Natural's common stock in April 1998, were used in part to reduce long-term debt ($35 million) and short-term debt ($2 million).

         Ratios of Earnings to Fixed Charges
         -----------------------------------

                  For the years ended Dec. 31, 1999, 1998 and 1997, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.12, 2.20 and 2.99, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges. Fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

         Year 2000 Readiness
         -------------------

                  During 1999 NW Natural completed corrections to the information technology (IT) and non-IT systems within its control that could be affected by the Year 2000 (Y2K) issue. Y2K project work included maintaining and managing the inventory of its date-sensitive IT and non-IT systems; renovating and testing high-priority internal IT systems; researching and evaluating the degree of Y2K readiness of IT and non-IT systems of suppliers and vendors; and developing contingency plans for high-risk systems or vendor products where products were known to be non-compliant or readiness levels could not be independently verified. NW Natural did not experience significant Y2K-related problems with its systems.

                  NW Natural's total cost for its Y2K readiness program was about $7 million. The total estimated cost does not include the costs incurred for IT systems that were replaced rather than renovated. In accordance with an order of the OPUC, NW Natural's incremental operating costs for Year 2000 readiness were deferred and will be amortized over a five-year period.

         Environmental Matters
         ---------------------

                  Since 1993, NW Natural has recorded expenses of $2.6 million for the costs of a continuing investigation of property it owns in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956 (see Note 12).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company's primary market risk exposures associated with activities involving derivative financial instruments and other financial instruments are natural gas commodity price risk, foreign currency risk and interest rate risk. NW Natural uses derivative financial instruments as tools to mitigate certain of these market risks (see Note 11). NW Natural enters into such instruments for hedging purposes, not for trading purposes. Market risks associated with the derivative financial instruments are monitored by management personnel who do not directly enter into these contracts and by a committee of the Board of Directors.

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

                  NW Natural historically has taken physical delivery of at least the minimum quantities specified in its natural gas purchase contracts. The contracts are subject to annual re-pricing, a process that is intended to reflect anticipated market price trends during the next year. NW Natural's PGA mechanism in Oregon provides for the recovery from customers of actual commodity costs in comparison with established benchmark costs, except that NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections.

                  At Dec. 31, 1999, differences between notional values and fair values with respect to NW Natural's open positions in derivative financial instruments were not material to the Company's financial position or results of operations. However, to the degree that market risks exist due to potential adverse changes in commodity prices and foreign exchange rates in relation to these financial and physical contracts, the Company considers the risks to be:

                  Commodity Price Risk
                  --------------------

                  The prices of natural gas commodity are subject to fluctuations due to unpredictable factors including weather, pipeline transportation congestion and other factors that affect short-term supply and demand. NW Natural uses natural gas commodity swap agreements to convert certain long-term gas purchase contracts from floating prices to fixed prices. As of Dec. 31, 1999, the Company had not entered into any natural gas commodity swaps or other derivative commodity instruments extending beyond the end of 2000. If all of the commodity swap agreements had been settled on Dec. 31, 1999, NW Natural would have realized a loss of $7.7 million.

                  Foreign Currency Risk
                  ---------------------

                  The costs of natural gas commodity and certain pipeline services are subject to changes in the value of Canadian currency in relation to
U. S. currency. NW Natural uses foreign currency forward contracts to hedge against fluctuations in currency values with respect to its purchases of at least 80 percent of its estimated daily requirements for natural gas purchased from suppliers in Canada. As of Dec. 31, 1999, the Company had not entered into any derivative financial instruments relating to foreign currency exchange rates extending beyond the end of 2000. If all of the contracts had been settled on Dec. 31, 1999, NW Natural would have realized a gain of $0.2 million.

                  Interest Rate Risk
                  ------------------

                  Interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to the issuance of commercial paper. NW Natural manages interest rate risk through the issuance of fixed-rate debt with varying maturities and the refunding of debt through optional redemption when interest rates are favorable. NW Natural had no derivative financial instruments to hedge interest rates in place at Dec. 31, 1999.

Forward-Looking Statements
--------------------------

                  This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the OPUC and the WUTC, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation;
(vii) unanticipated changes in operating expenses and capital expenditures;
(viii) capital market conditions; (ix) competition for new energy development opportunities; and (x) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

1.     Management's Responsibility for Financial Statements................  31

2.     Report of Independent Accountants...................................  32

3.     Consolidated Financial Statements:
       Consolidated Statements of Income for the Years Ended December 31,
       1999, 1998 and 1997.................................................  33

       Consolidated Statements of Earnings Invested in the Business for
       the Years Ended December 31, 1999, 1998 and 1997....................  34

       Consolidated Balance Sheets, December 31, 1999 and 1998.............  35

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 1998 and 1997....................................  37

       Consolidated Statements of Capitalization, December 31, 1999
       and 1998............................................................  38

       Notes to Consolidated Financial Statements..........................  39

4.     Quarterly Financial Information (unaudited).........................  57

5.     Supplementary Data:

       Financial Statement Schedules for the Years Ended December 31,
       1999, 1998 and 1997 Schedule II - Valuation and Qualifying
       Accounts and Reserves...............................................  58



                         Supplemental Schedules Omitted

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
              ----------------------------------------------------

                  The financial statements in this report were prepared by management, which is responsible for their objectivity and integrity. The statements have been prepared in conformity with generally accepted accounting principles and, where appropriate, reflect informed estimates based on judgments of management. The responsibility of the Company's independent accountants is to render an independent report on the financial statements.

                  The Company's system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorizations, that transactions are recorded to permit the preparation of financial statements in conformity with orders of regulatory authorities and generally accepted accounting principles and that accountability for assets is maintained. The Company's system of internal controls has provided such reasonable assurances during the periods reported herein. The system includes written policies, procedures and guidelines, an organization structure that segregates duties and an established program for monitoring the system by internal auditors. In addition, the Company has prepared and annually distributes to its employees a Code of Ethics covering its policies for conducting business affairs in a lawful and ethical manner. Ongoing review programs are carried out to ensure compliance with these policies.

                  The Board of Directors, through its Audit Committee, oversees management's financial reporting responsibilities. The Committee meets regularly with management, the internal auditors, and representatives of the Company's independent accountants. Both internal auditors and external accountants have free and independent access to the Committee and the Board of Directors. No member of the Committee is an employee of the Company. The Committee reports the results of its activities to the full Board of Directors. Annually, the Committee recommends the nomination of independent accountants to the Board of Directors for shareholder approval.


                                        /s/ Richard G. Reiten
                                        ----------------------------------
                                        Richard G. Reiten
                                        President and
                                        Chief Executive Officer


                                        /s/ Bruce R. DeBolt
                                        ----------------------------------
                                        Bruce R. DeBolt
                                        Senior Vice President, Finance,
                                        and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of NW Natural


In our opinion, the accompanying consolidated financial statements listed in the accompanying table of contents present fairly, in all material respects, the financial position of Northwest Natural Gas Company (doing business as NW Natural) and its subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying table of contents present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Portland, Oregon
February 18, 2000

                          NORTHWEST NATURAL GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, Except Per Share Amounts)


Year Ended December 31                               1999              1998             1997
----------------------------------------------------------------------------------------------
OPERATING REVENUES:
     Gross operating revenues                      $455,834          $404,390         $351,709
     Cost of sales                                  212,197           173,424          130,599
                                                    -------           -------          -------
              Net operating revenues                243,637           230,966          221,110

OPERATING EXPENSES:
     Operations and maintenance                      73,209            78,226           73,864
     Taxes other than income taxes                   24,652            21,939           19,952
     Depreciation, depletion and amortization        51,008            43,937           39,051
                                                    -------           -------          -------
              Total operating expenses              148,869           144,102          132,867
                                                    -------           -------          -------
INCOME FROM OPERATIONS                               94,768            86,864           88,243
                                                    -------           -------          -------
OTHER INCOME (EXPENSE)                                4,816           (13,723)           4,138

INTEREST CHARGES - net                               30,052            31,586           28,469
                                                    -------           -------          -------
INCOME BEFORE INCOME TAXES                           69,532            41,555           63,912

INCOME TAXES                                         24,591            14,604           21,034
                                                    -------           -------          -------
NET INCOME FROM CONTINUING OPERATIONS                44,941            26,951           42,878

NET INCOME FROM DISCONTINUED SEGMENT                    355               350              181
                                                    -------           -------          -------
NET INCOME                                           45,296            27,301           43,059

     Redeemable preferred and preference stock
       dividend requirements                          2,515             2,577            2,646
                                                    -------           -------          -------
EARNINGS APPLICABLE TO COMMON STOCK                 $42,781           $24,724          $40,413
                                                    =======           =======          =======
AVERAGE COMMON SHARES OUTSTANDING                    24,976            24,233           22,698
                                                    =======           =======          =======
BASIC EARNINGS PER SHARE OF COMMON STOCK:

     From continuing operations                       $1.70             $1.01            $1.77
     From discontinued segment                         0.01              0.01             0.01
                                                      -----             -----            -----
              Total basic earnings per share          $1.71             $1.02            $1.78
                                                      =====             =====            =====
DILUTED EARNINGS PER SHARE OF COMMON STOCK:

     From continuing operations                       $1.69             $1.01            $1.75
     From discontinued segment                         0.01              0.01             0.01
                                                       ----              ----             ----
              Total diluted earnings per share        $1.70             $1.02            $1.76
                                                      =====             =====            =====
DIVIDENDS PER SHARE OF COMMON STOCK                  $1.225             $1.22           $1.205
                                                     ======             =====           ======


                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS
                                   (Thousands)
                             Year Ended December 31,


                                                       1999                  1998                       1997
                                                  --------------------- ----------------------  ----------------------
Earnings invested  in the business:
Balance at beginning of year                         $106,513              $113,098               $ 100,026
Net income                                             45,296   $45,296      27,301    $27,301       43,059    $43,059
Cash dividends paid:
   Redeemable preferred and preference stock           (2,525)               (2,587)                 (2,660)
   Common stock                                       (30,569)              (29,615)                (27,321)
Common stock expense                                       (4)               (1,684)                     (6)
                                                  ------------            ----------             -----------
Balance at end of year                              $ 118,711              $106,513               $ 113,098
                                                  ============            ==========             ===========
Accumulated other comprehensive income (loss):
Balance at beginning of year                         $ (2,460)           $   (2,235)            $    (1,650)
  Other comprehensive income (loss)-
    Foreign currency translation adjustment from
       discontinued segment                              (721)     (721)       (225)      (225)        (585)      (585)
                                                  ------------ ---------  ----------  ---------  -----------  ---------
Comprehensive income                                            $44,575                $27,076                 $42,474
                                                               =========              =========               =========
Balance at end of year                             $   (3,181)            $  (2,460)             $   (2,235)
                                                  ============            ==========             ===========



                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)


December 31                                                                     1999                 1998
------------------------------------------------------------------------------------------------------------
ASSETS:
PLANT AND PROPERTY:
     Utility plant                                                            $1,331,415          $1,239,690
     Less accumulated depreciation                                               436,386             404,117
                                                                            ------------        ------------
              Utility plant - net                                                895,029             835,573
                                                                            ------------        ------------
     Non-utility property                                                          8,548              89,050
     Less accumulated depreciation and depletion                                   7,654              29,927
                                                                          --------------        ------------
              Non-utility property - net                                             894              59,123
                                                                          --------------        ------------
              Total plant and property                                           895,923             894,696

INVESTMENTS AND OTHER                                                             16,557              16,714

CURRENT ASSETS:
     Cash and cash equivalents                                                    10,013               7,383
     Accounts receivable, less allowances for uncollectible accounts
        of $1,669 in 1999 and $1,547 in 1998                                      43,349              47,476
     Accrued unbilled revenue                                                     31,550              34,258
     Inventories of gas, materials and supplies                                   33,919              21,258
     Investment in discontinued segment                                           29,163                   -
     Property held for sale                                                       16,712                   -
     Prepayments and other current assets                                         18,349              16,105
                                                                          --------------        ------------
              Total current assets                                               183,055             126,480
                                                                          --------------        ------------
REGULATORY TAX ASSETS                                                             51,060              56,860
                                                                          --------------        ------------
DEFERRED GAS COSTS RECEIVABLE                                                     20,950              27,795
                                                                          --------------        ------------
DEFERRED DEBITS AND OTHER                                                         76,878              69,191
                                                                          --------------        ------------
              TOTAL ASSETS                                                    $1,244,423          $1,191,736
                                                                          ==============        ============



                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)


December 31                                                                 1999                     1998
----------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization):
     Common stock                                                      $    79,458            $     78,701
     Premium on common stock                                               234,608                 229,650
     Earnings invested in the business                                     118,711                 106,513
     Accumulated other comprehensive income (loss)                          (3,181)                 (2,460)
                                                                      -------------           -------------

         Total common stock equity                                         429,596                 412,404

     Redeemable preference stock                                            25,000                  25,000
     Redeemable preferred stock                                             10,564                  11,499
     Long-term debt                                                        396,379                 366,738
                                                                      -------------           -------------

         Total capitalization                                              861,539                 815,641
                                                                      -------------           -------------

MINORITY INTEREST                                                                -                  16,322
                                                                      -------------           -------------

CURRENT LIABILITIES:
     Notes payable                                                          94,149                  87,264
     Accounts payable                                                       68,163                  56,039
     Long-term debt due within one year                                     10,000                  10,000
     Taxes accrued                                                           4,101                   7,486
     Interest accrued                                                        4,673                   6,204
     Other current and accrued liabilities                                  39,153                  23,477
                                                                      -------------           -------------

         Total current liabilities                                         220,239                 190,470
                                                                      -------------           -------------

DEFERRED INVESTMENT TAX CREDITS                                             10,393                  11,248
                                                                      -------------           -------------

DEFERRED INCOME TAXES                                                      136,150                 140,310
                                                                      -------------           -------------

REGULATORY LIABILITIES AND OTHER                                            16,102                  17,745
                                                                      -------------           -------------

COMMITMENTS AND CONTINGENCIES (Note 12)                                          -                       -
                                                                      -------------           -------------

         TOTAL CAPITALIZATION AND LIABILITIES                           $1,244,423              $1,191,736
                                                                      =============           =============



                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)


Year Ended December 31                                                              1999               1998            1997
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income from continuing operations                                         $ 44,941           $ 26,951         $ 42,878
    Adjustments to reconcile net income to net cash provided by operations:
        Depreciation, depletion and amortization                                    51,008             55,822           44,619
        Gain on sale of assets                                                           -             (3,782)            (849)
        Deferred income taxes and investment tax credits                            (5,015)              (344)          16,609
        Equity in (earnings) losses of investments                                    (490)            15,572             (468)
        Income from discontinued segment                                               355                350              181
        Allowance for funds used during construction                                (1,153)            (1,426)          (1,868)
        Deferred gas costs receivable                                                6,845                833          (36,686)
        Regulatory accounts and other - net                                         (3,795)            (8,109)          (5,159)
                                                                                  ---------          ---------        ---------
              Cash from operations before working capital changes                   92,696             85,867           59,257
        Changes in operating assets and liabilities:
              Accounts receivable, net                                                 792             (8,056)           1,413
              Accrued unbilled revenue                                               2,708            (10,347)          (1,571)
              Inventories of gas, materials and supplies                           (12,661)            (3,873)          (2,946)
              Accounts payable                                                      16,910             (2,736)          (6,020)
              Accrued interest and taxes                                            (4,916)             2,976            2,122
              Other current assets and liabilities                                  12,992              3,108           (6,439)
                                                                                  ---------          ---------        ----------
        CASH PROVIDED BY OPERATING ACTIVITIES                                      108,521             66,939           45,816
INVESTING ACTIVITIES:
    Acquisition and construction of utility plant assets                          (109,144)           (80,022)        (115,886)
    Investment in non-utility property                                             (10,713)           (19,780)          (9,229)
    Proceeds from sale of non-utility assets                                             -                  -            1,014
    Investments and other                                                              647              1,226              (35)
                                                                                  ---------          ---------        ---------
        CASH USED IN INVESTING ACTIVITIES                                         (119,210)           (98,576)        (124,136)
FINANCING ACTIVITIES:
    Common stock issued                                                              5,356             52,384            6,465
    Redeemable preferred stock retired                                                (935)              (930)          (1,320)
    Long-term debt:
        Issued                                                                      40,000             52,000           90,000
        Retired                                                                    (10,000)           (35,000)         (27,000)
    Change in short-term debt                                                       12,717             (2,054)          39,259
    Cash dividend payments:
        Redeemable preferred and preference stock                                   (2,525)            (2,587)          (2,660)
        Common stock                                                               (30,569)           (29,615)         (27,321)
    Foreign currency translation and capital stock expense                            (725)            (1,909)            (591)
                                                                                  ---------          ---------        ---------
        CASH PROVIDED BY FINANCING ACTIVITIES                                       13,319             32,289           76,832

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,630                652           (1,488)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                        7,383              6,731            8,219
                                                                                  ---------          ---------        ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                                           $ 10,013           $  7,383      $     6,731
                                                                                  =========          =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
           Interest                                                              $  30,506         $   32,323        $  28,756
           Income taxes                                                          $  27,302        $     8,205       $    7,288

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Conversion to common stock:
           7-1/4% Series of Convertible Debentures                             $       359        $       565      $       535



                      ------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                        (Thousands, Except Share Amounts)


December 31                                                                     1999                        1998
------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
     Common stock - par value $3-1/6 per share; authorized 60,000,000 shares:
         outstanding - 1999, 25,091,938 shares; 1998, 24,853,121 shares      $  79,458                    $  78,701
     Premium on common stock                                                   234,608                      229,650
     Earnings invested in the business                                         118,711                      106,513
     Accumulated other comprehensive income (loss)                              (3,181)                      (2,460)
                                                                             ----------                    ---------
              Total common stock equity                                        429,596        50%           412,404        51%
                                                                             ----------      ----          ---------      ----
REDEEMABLE PREFERENCE STOCK, authorized
     2,000,000 shares; $6.95 Series, stated value $100 per share;  outstanding -
         1999, 250,000 shares; 1998, 250,000 shares                             25,000                       25,000
                                                                             ----------                    ---------
              Total redeemable preference stock                                 25,000         3%            25,000         3%
                                                                             ----------      ----          ---------      ----
REDEEMABLE PREFERRED STOCK, authorized 1,500,000 shares; all outstanding series have a stated value of $100 per share:
     $4.75   Series, outstanding-1999, 643 shares; 1998, 2,458 shares               64                          249
     $7.125 Series, outstanding -1999, 105,000 shares; 1998, 112,500 shares     10,500                       11,250
                                                                             ----------                    ---------
             Total redeemable preferred stock                                   10,564         1%            11,499         1%
                                                                             ----------      ----          ---------      ----
LONG-TERM DEBT:
     First Mortgage Bonds
     --------------------
         9-3/4% Series due 2015                                                 50,000                       50,000

     Medium-Term Notes
     -----------------
     First Mortgage Bonds:
         7.69% Series A due 1999                                                     -                       10,000
         5.96% Series B due 2000                                                 5,000                        5,000
         5.98% Series B due 2000                                                 5,000                        5,000
         6.62% Series B due 2001                                                10,000                            -
         6.75% Series B due 2002                                                10,000                            -
         8.05% Series A due 2002                                                10,000                       10,000
         5.55% Series B due 2002                                                20,000                       20,000
         6.40% Series B due 2003                                                20,000                       20,000
         6.34% Series B due 2005                                                 5,000                        5,000
         6.38% Series B due 2005                                                 5,000                        5,000
         6.45% Series B due 2005                                                 5,000                        5,000
         6.80% Series B due 2007                                                10,000                       10,000
         6.50% Series B due 2008                                                 5,000                        5,000
         8.26% Series B due 2014                                                10,000                       10,000
         7.00% Series B due 2017                                                40,000                       40,000
         6.60% Series B due 2018                                                22,000                       22,000
         8.31% Series B due 2019                                                10,000                       10,000
         7.63% Series B due 2019                                                20,000                            -
         9.05% Series A due 2021                                                10,000                       10,000
         7.25% Series B due 2023                                                20,000                       20,000
         7.50% Series B due 2023                                                 4,000                        4,000
         7.52% Series B due 2023                                                11,000                       11,000
         6.52% Series B due 2025                                                10,000                       10,000
         7.05% Series B due 2026                                                20,000                       20,000
         7.00% Series B due 2027                                                20,000                       20,000
         6.65% Series B due 2027                                                20,000                       20,000
         6.65% Series B due 2028                                                10,000                       10,000
     Unsecured:
         8.47% Series A due 2001                                                10,000                       10,000
     Convertible Debentures
     ----------------------
         7-1/4% Series due 2012                                                  9,379                        9,738
                                                                             ----------                    ---------
                                                                               406,379                      376,738
Less long-term debt due within one year                                         10,000                       10,000
                                                                             ----------                    ---------
     Total long-term debt                                                      396,379        46%           366,738        45%
                                                                             ----------      ----          ---------      -----
              TOTAL CAPITALIZATION                                            $861,539       100%         $ 815,641       100%
                                                                             ==========      ====          =========      =====



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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

Organization and Principles of Consolidation
--------------------------------------------

         The consolidated financial statements include:

                  Regulated utility:
                  -Northwest Natural Gas Company (doing business as NW Natural)

                  Non-regulated subsidiary businesses:
                  -NNG Financial Corporation (Financial Corporation), a
                   wholly-owned subsidiary
                  -Canor Energy Ltd. (Canor), a majority-owned  subsidiary,
                   reclassified as a discontinued segment in 1999

         Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

         Investments in corporate joint ventures and partnerships in which the Company's ownership is 50 percent or less are accounted for by the equity method or the cost method (see Note 9).

         Certain amounts from prior years have been reclassified to conform with the 1999 presentation.

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

Utility Plant
-------------

         Utility plant for NW Natural is stated at cost (see table in Note 9). When a depreciable unit of property is retired, the cost is removed from both utility plant and the accumulated provision for depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

         NW Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 4.0 percent of average depreciable plant in 1999, 3.9 percent in 1998 and 3.8 percent in 1997. The rate of depreciation approximates the economic life of the utility property.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Certain additions to utility plant include an allowance for funds used during construction (AFUDC), a non-cash item. AFUDC represents the cost of funds borrowed during construction and is calculated using actual commercial paper interest rates. If commercial paper borrowings are insufficient to finance the total work in progress, then a composite rate of interest on all debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. NW Natural's weighted average AFUDC rates were
         6.0 percent for 1999, 5.5 percent for 1998 and 5.8 percent for 1997.

Regulatory Accounts
-------------------

         In applying SFAS No. 71, NW Natural has capitalized certain costs and benefits as regulatory assets and liabilities pursuant to orders of the state utility regulatory commissions, in general rate proceedings or expense deferral proceedings, in order to provide for recovery of revenues or expenses from, or refunds to, NW Natural's utility customers in future periods. At Dec. 31, 1999 and 1998, regulatory tax assets were $51.1 million and $56.9 million, respectively, while other regulatory assets and liabilities (net) were $37.4 million and $40.4 million, respectively.

         If NW Natural should determine in the future that all or a portion of these regulatory assets and liabilities no longer meet the criteria for continued application of SFAS No. 71, then NW Natural would be required to write off that portion which it could not recover or refund.

Cash and Cash Equivalents
-------------------------

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with expected maturity dates of three months or less.

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

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which postponed the effective date of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal years beginning after June 15, 2000 (Jan. 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded each period either in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so designated, what type of hedge transaction it is. The Company expects all of its derivative instruments and hedging activities to be classified as cash flow hedges. Changes in the fair market value of these cash flow hedges will be included in other comprehensive income in accordance with SFAS No. 133. The Company has not determined the impact that adoption of SFAS No. 133 will have on other comprehensive income or on its financial position.

Segment Reporting
-----------------

         The Company principally operates in a single line of business consisting of distribution of natural gas. Other segments are primarily investments in alternative energy projects in California and a discontinued oil and gas exploration business.

         The following table presents information about reportable segments for 1999, 1998 and 1997. Inter-segment transactions are insignificant.


         Thousands                                          Utility          Other         Total
         ---------                                          -------          -----         -----
         1999
         Net operating revenues                           $  243,269      $    368        $  243,637
         Income from operations                               94,744            24            94,768
         Income (loss) from financial investments                  -           (82)              (82)
         Net income from continuing operations                44,323           618            44,941
         Net income from discontinued segment                      -           355               355
         Assets                                            1,197,673        46,750         1,244,423

         1998
         Net operating revenues                           $  230,564        $  402       $   230,966
         Income (loss) from operations                        86,981          (117)           86,864
         Income (loss) from financial investments                  -       (17,192)          (17,192)
         Net income (loss) from continuing operations         37,530       (10,579)           26,951
         Net income from discontinued segment                      -           350               350
         Assets                                            1,120,706        71,030         1,191,736

         1997
         Net operating income                          $     220,660    $      450        $  221,110
         Income from operations                               88,127           116            88,243
         Income from financial investments                         -           468               468
         Net income from continuing operations                41,226         1,652            42,878
         Net income from discontinued segment                                  181               181
         Assets                                            1,049,289        62,328         1,111,617


Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Income Taxes
------------

         NW Natural uses the balance sheet method of accounting for deferred income taxes. Deferred tax liabilities and assets reflect the expected future tax consequences, based on enacted tax law, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts (see Note 8).

         Consistent with rate and accounting instructions of regulatory authorities, deferred income taxes are not currently collected for those temporary income tax differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. NW Natural has recorded a regulatory tax asset for amounts pending recovery from customers in future rates. These amounts are primarily differences between the book and tax basis of net utility plant in service. This asset balance was $51.1 million and $56.9 million at Dec. 31, 1999 and 1998, respectively.

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

Other Income (Expense)
----------------------

         Other income (expense) consists of interest income; gain on sale of assets; investment income (loss) of Financial Corporation, including write-downs due to asset impairments in 1998; and other miscellaneous income from merchandise sales, rents, an aircraft lease and other items.

Earnings Per Share
------------------

         Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Diluted earnings per share reflect the potential effects of the conversion of any outstanding convertible debentures and the exercise of outstanding stock options. Diluted earnings are calculated as follows:


         Thousands, except per share amounts                     1999              1998               1997
         -----------------------------------                     ----              ----               ----
         Earnings applicable to common stock                  $42,781           $24,724            $40,413
           Debenture interest less taxes                          415               431                455
                                                             --------          --------           --------
         Net income available for diluted common stock        $43,196           $25,155            $40,868
                                                              =======        ==========            =======

         Average common shares outstanding                     24,976            24,233             22,698
           Stock options                                           21                41                 32
           Convertible debentures                                 471               489                518
                                                             --------          --------            -------
         Diluted average common shares outstanding             25,468            24,763             23,248
                                                               ======            ======             ======
         Diluted earnings per share of common stock             $1.70             $1.02              $1.76
                                                                =====             =====              =====


2.       CONSOLIDATED SUBSIDIARY OPERATIONS AND DISCONTINUED SEGMENT:
--------------------------------------------------------------------

         At Dec. 31, 1999, the Company had one active subsidiary, Financial Corporation, a wholly-owned subsidiary, and one discontinued segment, Canor, a majority-owned subsidiary.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NNG Financial Corporation
-------------------------

         Financial Corporation provided short-term financing for Canor and has several financial investments, including investments as a limited partner in solar electric generating systems, windpower electric generating projects, a hydroelectric facility and low-income housing projects. It also holds interests in certain gas producing properties in the western United States (see Note 9). During the fourth quarter of 1998, Financial Corporation recorded asset impairment charges resulting from the application of an impairment model based on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to limited partnership investments in solar electric, wind-power electric and hydroelectric generation projects in California. The pre-tax write-down of $16.6 million is included in other income (expense) in the consolidated statements of income.

Canor Energy, Ltd.
------------------

         On Dec. 16, 1999, the Company decided to sell its interest in Canor, an Alberta, Canada corporation engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. Canor has been reclassified as a discontinued segment and its operating revenues and expenses are included in net income from a discontinued segment, net of tax of $0.3 million, $(2.4) million and $0.1 million for 1999, 1998 and 1997, respectively. The balance sheets and statements of cash flows and capitalization for prior years have not been restated. At Dec. 31, 1999, the Company's investment in Canor was $29.2 million and is shown as investment in discontinued segment (in current assets). Net assets of Canor at Dec. 31, 1998 and 1997 were $31.9 million and $19.8 million, respectively.

         Canor began operations in 1990 as a wholly-owned indirect subsidiary. In 1998, Canor acquired all of the capital stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc.
         (NI), in exchange for shares of common stock representing a 34 percent interest in Canor. Subsequent to year-end 1999, the Company acquired NI's interest in Canor and then sold 100 percent of Canor's stock. The sale of Canor in January 2000 will result in a estimated gain of $2.5 million, net of tax.

         During 1998, Canor recorded asset write-downs of $4.2 million for its oil and gas production properties. Approximately half of the write-downs were due to impairment charges under SFAS No. 121 resulting from the impact of low oil prices on Canor's oil properties in Canada. The additional write-downs were due to determinations that some of Canor's oil and gas wells were no longer productive due to water encroachment.

3.       CAPITAL STOCK:
-----------------------

Common Stock
------------

         At Dec. 31, 1999, NW Natural had reserved 36,925 shares of common stock for issuance under the Employee Stock Purchase Plan, 353,497 shares under its Dividend Reinvestment and Stock Purchase Plan, 787,337 shares under its 1985 Stock Option Plan (see Note 4), 531,636 shares for future conversions of its 7-1/4% Convertible Debentures and 3,000,000 shares under the Shareholder Rights Plan.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Redeemable Preference Stock
---------------------------

         The $6.95 Series of Preference Stock is not redeemable prior to Dec. 31, 2002, but is subject to mandatory redemption on that date.

Redeemable Preferred Stock
--------------------------

         The mandatory preferred stock redemption requirements aggregate $0.8 million in 2000, 2001, 2002, 2003 and 2004. These requirements are non-cumulative. At any time NW Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on common stock or preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

         The remaining shares of the $4.68 Series of redeemable preferred stock were redeemed on June 2, 1997.

         The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. At Dec. 31, 1999, the redemption price for the $4.75 Series was $100 per share. Shares of the $7.125 Series are redeemable on or after May 1, 2000 at a price of $103.80 per share decreasing each year thereafter to $100 per share on or after May 1, 2008.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The following table shows the changes in the number of shares of NW Natural's capital stock and the premium on common stock for the years 1999, 1998 and 1997:


                                                                                               Premium
                                           --------------------------- Shares ---------------- on
                                                            Redeemable        Redeemable       Common
                                                Common      Preference        Preferred        Stock
                                                 Stock        Stock            Stock           (Thousands)
       Balance, Dec. 31, 1996                  22,555,184     250,000         137,490         $176,977
       Sales to employees                          27,525           -               -              514
       Sales to stockholders                      211,532           -               -            4,561
       Exercise of stock options  - net            43,216           -               -              496
       Conversion of convertible
         debentures to common                      26,871           -               -              450
       Sinking fund purchases                           -           -         (13,205)               -
                                            -------------  ----------       ----------      ----------

Balance, Dec. 31, 1997                         22,864,328     250,000         124,285          182,998
       Sales to the public                      1,725,000           -               -           40,789
       Sales to employees                          17,637           -               -              366
       Sales to stockholders                      194,835           -               -            4,644
       Exercise of stock options  - net            22,946           -               -              377
       Conversion of convertible
        debentures to common                       28,375           -               -              475
       Sinking fund purchases                           -           -          (9,300)               1
                                            -------------  ----------       ----------      ----------

Balance, Dec. 31, 1998                         24,853,121     250,000         114,985          229,650
       Sales to employees                          13,619           -               -              295
       Sales to stockholders                      188,821           -               -            4,028
       Exercise of stock options  - net            18,355           -               -              334
       Conversion of convertible
        debentures to common                       18,022           -               -              301
       Sinking fund purchases                           -           -          (9,342)               -
                                            -------------  ----------       ----------      ----------

Balance, Dec. 31, 1999                         25,091,938     250,000         105,643         $234,608
                                            =============  ==========       ==========      ==========


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

         Since the Plan's inception in 1985, options on 769,173 shares of common stock have been granted at prices ranging from $11.75 to $27.875 per share, and options on 66,296 shares have expired. NW Natural applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for either the Plan or the Employee Stock Purchase Plan. If compensation cost for awards under NW Natural's two stock-based compensation plans had been determined based on the fair

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         value at the grant dates using the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1999         1998        1997
                                                   ----         ----        ----
Earnings applicable to common stock ($000):
------------------------------------------
         As reported                             $42,781      $24,724    $40,413
         Pro forma                                42,525       24,518     40,302
Basic earnings per share
------------------------
         As reported                               $1.71        $1.02      $1.78
         Pro forma                                  1.70         1.01       1.78
Diluted earnings per share
--------------------------
         As reported                               $1.70        $1.02      $1.76
         Pro forma                                  1.69         1.01       1.75

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

         Information regarding the Plan is summarized as follows:


                                                          Options
                                           -------------------------------------
                                                1999         1998        1997
                                                ----         ----        ----

         Outstanding, beginning of year      320,032      227,733      308,663

         $16.59 Options:
                Exchanged by holders               -       (2,608)     (20,598)
                Exercised                          -       (2,264)     (10,432)

         $24.00 Options:
                Exchanged by holders               -            -       (7,184)
                Exercised                     (7,500)      (8,082)     (12,243)
                Expired                            -            -       (4,773)

         $20.17 Options:
                Exchanged by holders          (1,465)           -            -
                Exercised                     (5,755)        (247)        (500)

         $20.92 Options:
                Exchanged by holders               -       (1,147)      (5,159)
                Exercised                     (5,100)     (12,353)     (20,041)

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                               Options
                                             -----------------------------------
                                                     1999         1998      1997
                                                     ----         ----      ----

         $27.875 Options:
                Granted                                 -      116,000         -
                Expired                           (10,000)      (1,000)        -

         $26.75 Options:
                Granted                                 -        4,000         -
                                                  -------      -------   -------

         Outstanding, end of year                 290,212      320,032   227,733
                                                  =======      =======   =======

         Available for grant, end of year         497,125      487,125   606,125
                                                  =======      =======   =======

--------------------------------------------------------------------------------

NW Natural's Employee Stock Purchase Plan allows employees to purchase common stock at 92 percent of the average bid and ask market price on the subscription date which is set annually. Each eligible employee may purchase up to 900 shares through payroll deduction over a six to 12 month period.

5.       LONG-TERM DEBT:
------------------------

         The issuance of first mortgage bonds, including secured medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by property, earnings and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on substantially all of NW Natural's utility property.

         The 7-1/4 % Series of Convertible Debentures may be converted at any time into 50-1/4 shares of common stock for each $1,000 face value ($19.90 per share).

         The maturities for the five years ending Dec. 31, 2004, on the long-term debt outstanding at Dec. 31, 1999 amount to: $10.0 million in 2000, $20.0 million in 2001, $40.0 million in 2002, $20.0 million in
         2003 and no maturity in 2004.

6.       NOTES PAYABLE AND LINES OF CREDIT:
-------------------------------------------

         NW Natural has available through Sept. 30, 2000, committed lines of credit with five commercial banks totaling $120 million, consisting of a primary fixed amount of $60 million plus an excess amount of up to $60 million available as needed. Financial Corporation has available through Sept. 30, 2000, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

         Under the terms of these lines of credit, which are used as backup lines for commercial paper programs, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on these lines of credit as of Dec. 31, 1999 or 1998.

         During 1998, NW Natural entered into an additional $18 million line of credit with a commercial bank for the purpose of constructing a new headquarters building for the Port of Portland on property owned by NW Natural. At Dec. 31, 1999, there was no outstanding balance. At Dec. 31, 1998, the outstanding balance was $6 million.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         NW Natural and Financial Corporation issue domestic commercial paper, which is supported by the committed bank lines, under agency agreements with a commercial bank. Financial Corporation's commercial paper is supported by the guaranty of NW Natural. The amounts and average interest rates of commercial paper outstanding were as follows at Dec. 31:

                                          1999                     1998
                               ------------------------  -----------------------

         Thousands                 Amount        Rate      Amount          Rate
         --------------------------------- ----------- ----------- -------------

         NW Natural               $94,149        5.8%     $75,400          5.2%
         Financial Corporation          -          -            -             -
                                  -------                 -------
              Total               $94,149                 $75,400
                                  =======                 =======

7.       PENSION AND OTHER POSTRETIREMENT BENEFITS:
---------------------------------------------------

         NW Natural has two qualified non-contributory defined benefit plans covering all regular employees with more than one year of service, a non-qualified supplemental pension plan for eligible executive officers and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the three-year period ended Dec. 31, 1999 and a statement of the funded status as of Dec. 31, 1999, 1998 and 1997:


                                                     Pension Benefits                            Other Benefits
                                          ----------------------------------------  -----------------------------------------

 Thousands                                       1999         1998          1997           1999           1998          1997
 ---------                                       ----         ----          ----           ----           ----          ----
 Change in benefit obligation:
   Benefit obligation at Jan. 1              $142,619     $127,879      $112,281         $15,717       $12,332       $10,863
   Service cost                                 4,259        3,430         2,858             162           288           238
   Interest cost                                9,379        9,282         8,424             715           891           844
   Expected benefits paid                      (6,911)      (6,762)       (6,041)           (766)         (578)         (570)
   Plan amendments                              4,057       (2,948)        3,175          (1,583)            -             -
   Net actuarial (gain) loss                  (17,205)      11,738         7,182          (2,343)        2,784           957
                                           -----------    ---------     ---------       ---------      --------      --------
   Benefit obligation at Dec. 31              136,198      142,619       127,879          11,902        15,717        12,332
                                           -----------    ---------     ---------       ---------      --------      --------

 Change in plan assets:
   Fair value of plan assets at Jan. 1        175,554      158,118       134,375               -             -             -
   Actual return on plan assets                24,104       23,532        29,298               -             -             -
   Employer contributions                         680          666           529             766           578           570
   Benefits paid                               (6,911)      (6,762)       (6,084)           (766)         (578)         (570)
                                           -----------    ---------     ---------       ---------      --------      --------
   Fair value of plan assets at Dec. 31       193,427      175,554       158,118               -             -             -
                                           -----------    ---------     ---------       ---------      --------      --------

 Funded status:
   Funded status at Dec. 31                    57,229       32,935        30,239         (11,902)      (15,717)      (12,332)
   Unrecognized transition obligation           1,035        1,072         1,027           5,667         7,896         8,460
   Unrecognized prior service cost              9,184        5,601        10,054             210             -             -
   Unrecognized net actuarial (gain)
      loss                                    (67,656)     (40,936)      (44,060)           (755)        1,553        (1,230)
                                           -----------    ---------     ---------       ---------      --------      --------
   Net amount recognized                    $    (208)    $ (1,328)     $ (2,740)        $(6,780)     $ (6,268)      $(5,102)
                                           ===========    =========     =========       =========      ========      ========

 Amounts recognized in the
   consolidated balance sheets:
   Prepaid benefit cost                       $ 7,712      $ 5,900       $ 3,271    $          -   $         -    $        -
   Accrued benefit liability                   (8,578)      (8,902)       (9,987)         (6,780)       (6,268)       (5,102)
   Intangible asset                               658        1,674         3,976               -             -             -
                                           -----------    ---------     ---------       ---------      --------      --------
   Net amount recognized                    $    (208)     $(1,328)      $(2,740)        $(6,780)      $(6,268)      $(5,102)
                                           ===========    =========     =========       =========      ========      ========

-----------------------------------------------------------------------------------------------------------------------------


Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The Company's non-qualified supplemental pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $9.8 million, $11.1 million and $13.5 million at Dec. 31, 1999, 1998 and 1997, respectively. There were no plan assets in the non-qualified plan due to the nature of the plan, but the Company funds its obligation with trust-owned life insurance. The amount of the life insurance coverage is designed to provide sufficient returns to recover all costs of the plan. The Company's plans for postretirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans is $11.9 million, $15.7 million and $12.3 million at Dec. 31, 1999, 1998 and 1997, respectively.

         The following tables provide the components of net periodic cost for the plans for the years ended Dec. 31, 1999, 1998 and 1997 and the assumptions used in the measurement of these costs and the Company's benefit obligations:


                                                    Pension Benefits                             Other Benefits
                                                    ----------------                             --------------

 Thousands                                     1999            1998        1997            1999          1998          1997
 ---------                                     ----            ----        ----            ----          ----          ----
   Service cost                            $   4,259       $  3,430    $  2,858          $   162      $   288       $   238
   Interest cost                               9,379          9,282       8,424              715          890           845
   Expected return on plan assets            (15,570)       (13,926)    (10,915)               -            -             -
   Amortization of transition (asset)
     obligation                                   37            (45)        (45)             436          564           564
   Amortization of prior service cost            827          1,481         865                -            -             -
   Recognized actuarial (gain) loss             (781)          (969)       (676)             (35)           2           (87)
   Special termination benefits                1,410              -           -                -            -             -
                                           ----------      ---------    --------        ---------     --------      --------
   Net periodic benefit cost               $    (439)       $  (747)    $   511           $1,278       $1,744        $1,560
                                           ==========      =========    ========        =========     ========       =======
 Weighted average assumptions as
  of  Dec. 31:
   Discount rate                                7.75%          6.75%       7.25%            7.75%        6.75%         7.25%
   Expected return on plan assets              10.00%         10.00%       9.00%              n/a          n/a           n/a
   Rate of compensation increase           4.25%-5.0%          4.50%       4.50%              n/a          n/a           n/a


         The assumed health care cost trend used in measuring the accumulated postretirement benefit obligation was 9.0 percent during 1999. These rates were assumed to decrease gradually each year to a rate of 4.5 percent for 2005 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1 percent change in assumed health care cost trend rates would have the following effects:

                                                        1% Increase  1% Decrease
                                                        -----------  -----------
         Effect on the total service and interest cost
         components of net periodic postretirement health
         care benefit cost                               $ 52,923     $ (49,392)

         Effect on the health care component of the
          accumulated postretirement benefit obligation  $446,471     $(407,863)

         NW Natural also has a qualified defined benefit contribution plan under Internal Revenue Code Section 401(k) and a non-qualified deferred compensation plan for eligible employees. These plans are designed to enhance the existing retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. NW Natural's contributions to these plans were $1.0 million in 1999 and $1.1 million in both 1998 and 1997.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.       INCOME TAXES:
----------------------

         A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:


Thousands                                                        1999             1998            1997
------------------------------------------------------------- ------------- --------------- -------------
Computed income taxes based on statutory federal income
tax rate of 35%
                                                               $24,336          $14,544         $22,369

Increase (reduction) in taxes resulting from:
      Differences between book and tax depreciation                222              310             221
      Current state income tax, net of federal tax benefit       2,450            1,976           1,944
      Federal income tax credits                                  (357)            (574)           (360)
      Restoration of investment and energy tax credits            (855)            (700)           (844)
      Removal costs                                               (485)            (424)           (544)
      Reversal of amounts provided in prior years                 (655)            (361)         (1,455)
      Gains on Company-owned life insurance                       (703)            (504)           (470)
      Other - net                                                  638              337             173
                                                               --------        ---------       ---------

Total provision for income taxes                               $24,591          $14,604         $21,034
                                                               ========        =========        ========


Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------

         The provision for income taxes consists of the following:

Thousands                                                1999             1998            1997
------------------------------------------------ ---------------- --------------- ----------------
Income taxes currently payable:
      Federal                                         $20,518          $13,004          $5,855
      State                                             3,288            1,790          (1,644)
                                                    ----------        ---------       ---------
           Total                                       23,806           14,794           4,211
                                                    ----------        ---------       ---------
Deferred taxes - net:
      Federal                                           1,283             (876)         13,032
      State                                               357            1,386           4,635
                                                    ----------        ---------       ---------
           Total                                        1,640              510          17,667
                                                    ----------        ---------       ---------

Investment and energy tax credits restored:
      From utility operations                            (800)            (645)           (800)
      From subsidiary operations                          (55)             (55)            (44)
                                                    ----------        ---------       ---------
           Total                                         (855)            (700)           (844)
                                                    ----------        ---------       ---------

      Total provision for income taxes                $24,591          $14,604         $21,034
                                                    ----------        ---------       ---------
      Percentage of pretax income                         35%              35%             33%
                                                    ==========        =========       =========

--------------------------------------------------------------------------------------------------

      Deferred tax assets and liabilities are comprised of the following:

Thousands                                                                 1999            1998
------------------------------------------------ --------------- --------------- -----------------

Deferred tax liabilities:
      Property, plant and equipment                                   $114,664        $112,495
      Regulatory asset                                                  15,894          21,388
                                                                     ---------        ---------
         Total                                                         130,558         133,883
                                                                     ---------        ---------

Deferred tax assets:
      Regulatory liability                                            (10,784)         (14,684)
      Other deferred assets                                             5,192            8,257
                                                                     ---------        ---------
         Total                                                         (5,592)          (6,427)
                                                                     ---------        ---------

Net accumulated deferred income tax liability                        $136,150         $140,310
                                                                     =========        =========

--------------------------------------------------------------------------------------------------


Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.       PROPERTY AND INVESTMENTS:
----------------------------------

         The following table sets forth the major classifications of NW Natural's utility plant and accumulated provision for depreciation at Dec. 31:


                                                        1999                                   1998
                                         ---------------------------------       -----------------------------------
                                                             Average                                   Average
                                                           Depreciation                              Depreciation
Thousands                                  Amount             Rate                     Amount           Rate
------------------------------------------------------- ------------------ ----- ---------------- ------------------
Transmission and distribution              $1,086,891          3.3%                 $  995,214           3.5%
Storage                                        98,750          2.6%                     98,172           2.1%
General                                        80,509          4.7%                     78,729           7.4%
Intangible and other                           45,173         21.1%                     49,628           8.6%
                                         ------------                              -----------
             Utility plant in service       1,311,323          4.0%                  1,221,743           3.9%
Gas stored long-term                           11,301                                   11,301
Work in progress                                8,791                                    6,646
                                         ------------                              -----------
             Total utility plant            1,331,415                                1,239,690
Less accumulated depreciation                 436,386                                  404,117
                                         ------------                              -----------

             Utility plant-net             $  895,029                               $  835,573
                                         ============                              ===========


          The following table summarizes the Company's investments in non-utility plant at Dec. 31:

Thousands                                                1999                              1998
----------------------------------------- ------------------------------ ------------------------------
Canadian oil and gas properties and other            $       -                          $74,503
Port of Portland building                                    -                            6,016
Dock, land and oil station                               3,565                            3,565
Other                                                    4,983                            4,966
                                                         -----                            -----
          Total non-utility plant                        8,548                           89,050
Less accumulated depreciation                            7,654                           29,927
                                                         -----                           ------
          Non-utility plant - net                       $  894                          $59,123
                                                        ======                          =======
-------------------------------------------------------------------------------------------------------


Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Investments in Canadian oil and gas properties and the Port of Portland building are included in current assets at Dec. 31, 1999. The Canadian oil and gas properties are included in investment in a discontinued segment and the Port of Portland building is classified as property held for sale.

         The following table summarizes the Company's investments in affiliated entities accounted for under the equity and cost methods, and its investment in a leveraged lease at Dec. 31:

Thousands                                     1999          1998
---------------------------------------- ------------- -------------
Electric generation                        $ 5,165       $ 5,509
Aircraft leveraged lease                     7,925         8,439
Gas pipeline and other                       2,919         1,950
Long-term notes receivable                     548           816
                                          --------      --------
          Total investments and other      $16,557       $16,714
                                          ========      ========
--------------------------------------------------------------------


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

         In 1987, the Company invested in a Boeing 737-300 aircraft which was leased to Continental Airlines for 20 years under a leveraged lease agreement.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS:
---------------------------------------------

         The estimated fair values of NW Natural's financial instruments have been determined using available market information and appropriate valuation methodologies. The following is a list of financial instruments whose carrying values are sensitive to market conditions:


                                               December 31, 1999                        December 31, 1998
                                      -------------------------------- ----------------------------------
                                          Carrying      Estimated           Carrying        Estimated
Thousands                                  Amount       Fair Value           Amount         Fair Value
------------------------------------- ------------- ------------------ ------------------ ---------------
Redeemable preference stock           $ 25,000            $  23,500          $  25,000       $  25,250
Redeemable preferred stock            $ 10,564            $   9,618          $  11,499       $  11,520
Long-term debt including amount due
 within one year                      $406,379             $415,412           $376,738        $436,224
------------------------------------- ------------- ------------------ ------------------ ---------------


         Fair value of the redeemable preference stock and the redeemable preferred stock was estimated using quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues.

         The carrying amount of long-term notes receivable was stated at estimated fair value at Dec. 31, 1999 and 1998.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.      USE OF FINANCIAL DERIVATIVES:
--------------------------------------

         In connection with its Canadian gas purchase commitments, NW Natural uses foreign currency forward contracts to hedge against fluctuations in currency values. The forward contracts have terms ranging up to 12 months. Such contracts are purchased in an amount up to 100 percent but not less than 80 percent of estimated daily requirements for commodity gas purchased in Canadian currency from gas suppliers in Canada. The notional amount of these contracts at Dec. 31, 1999 and 1998, totaled $8.6 million and $7.9 million, respectively, and, if settled on those dates, NW Natural would have realized a negligible gain in 1998 and a gain of $0.2 million in 1999.

         As part of an overall strategy to maintain an acceptable level of exposure to the risk of gas price fluctuation, NW Natural has developed a targeted mix of fixed-rate and cap-protected natural gas commodity contracts versus variable rate contracts. To efficiently manage this mix, NW Natural utilizes natural gas commodity swap and cap agreements to effectively convert the gas purchase commitments into an acceptable fixed-rate and capped rate mix. NW Natural uses natural gas commodity swap agreements to convert certain long-term gas purchase contracts from floating prices to fixed prices. Under the commodity swap agreements, NW Natural receives or makes payments based on the differential between a specified price and the actual price of natural gas as measured by price indices relating to the market area where it purchases the gas. The swap agreements have terms ranging up to 12 months. At Dec. 31, 1999 and 1998, the Company had swap agreements with broker-dealers to cover notional quantities of 100,000 and 136,741 MMBtu per day of gas, respectively. Under the swap agreements in effect at Dec. 31, 1999 and 1998, the Company paid fixed prices averaging $2.396 and $1.898 per MMBtu, respectively. In return, it received a price that varied from month to month with market conditions. The notional amounts of the swap agreements at Dec. 31, 1999 and 1998 were $57.7 million and $48.7 million, respectively, and, if settled on those dates, NW Natural would have realized a loss of $6.9 million and a gain of $0.6 million, respectively. (See Note 1 for a summary of accounting for gains and losses.)

         Canor, a discontinued segment, also manages its commodity price risk through the use of gas and oil commodity swaps and collars. At Dec. 31, 1999 and 1998, the notional amount of these contracts was $4.3 million and $1.4 million respectively, and, if settled on those dates, Canor would have realized a loss of $0.8 million in 1999 and a negligible gain in 1998.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.      COMMITMENTS AND CONTINGENCIES:
---------------------------------------

         Lease Commitments
         -----------------

         The Company leases land, buildings and equipment under agreements that expire in various years through 2004. Rental expense under operating leases was $5.2 million, $6.0 million and $6.4 million for the years ended Dec. 31, 1999, 1998 and 1997, respectively. The table below reflects the future minimum lease payments due under non-cancelable leases at Dec. 31, 1999. Such payments total $23.0 million for operating leases. The net present value of such payments on capital leases was $1.1 million after deducting imputed interest of $0.1 million. These commitments principally relate to the lease of the Company's office headquarters, underground gas storage facilities, vehicles and computer systems.

                                                                           Later
         Millions                2000     2001     2002    2003     2004   years
         ---------------------- ------ -------- -------- ------- -------- ------
         Operating leases        $4.5     $4.3     $4.0    $2.6     $2.0   $5.6
         Capital leases          $0.4     $0.4     $0.4       -        -      -
         Minimum lease
           payments              $4.9     $4.7     $4.4    $2.6     $2.0   $5.6

         Purchase Commitments
         --------------------

         NW Natural has signed agreements providing for the availability of firm pipeline capacity under which it must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. The aggregate amounts of these agreements were as follows at Dec. 31, 1999:

                                                       Capacity       Capacity
                                                       Purchase       Release
        Thousands                                     Agreements     Agreements
        -------------------------------------------- ----------- ---------------
        2000                                           $ 79,982        $ 3,870
        2001                                             79,299          3,870
        2002                                             76,359          3,870
        2003                                             71,967          3,870
        2004                                             49,664          3,870
        2005 through 2028                               358,488         22,575
                                                        -------         ------
               Total                                    715,759         41,925
               Less: Amount representing interest       210,748         11,566
                                                       --------        -------
               Total at present value                  $505,011        $30,359
                                                       ========        =======
        ------------------------------------------------------------------------

         NW Natural's total payments of fixed charges under capacity purchase agreements in 1999, 1998 and 1997 were $78.2 million, $76.2 million and $76.7 million, respectively. Included in the amounts for 1999, 1998 and 1997 were reductions for capacity release sales totaling $3.8 million, $3.9 million and $4.2 million, respectively. In addition, NW Natural is required to pay per-unit charges based on the actual quantities shipped under the agreements. In certain of NW Natural's take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         to recovery over a longer term if future purchases exceed the minimum annual requirements.

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

         Since 1993, NW Natural has recorded an expense of $2.6 million for the estimated costs of consultants' fees, ODEQ oversight cost reimbursements, and the voluntary investigation, plus an estimate for costs of the continuing investigation. NW Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

         Litigation
         ----------

         In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). In the fourth quarter of 1996, after the Oregon Court of Appeals affirmed the trial court decision, NW Natural recorded charges to operating expense and interest expense equivalent to 15 cents per share, as a reserve against payment of the judgment, related costs and post-judgment interest. NW Natural petitioned for review by the Oregon Supreme Court, which issued its opinion in May 1999 reversing the Court of Appeals' decision, overturning the trial court verdict on the larger of the two claims in the case and remanding the case to the Court of Appeals for further proceedings on NW Natural's appeal of the judgment on the smaller of the two claims. Reflecting the Supreme Court's decision, NW Natural reduced the litigation reserve by a total of $3.9 million in the second quarter of 1999, reducing operating expense by $3.0 million and interest expense by $0.9 million. The Court of Appeals subsequently issued an opinion in favor of NW Natural on the remaining issues in the case. Based on that decision, NW Natural reversed the remaining reserve balance of $2.7 million at Dec. 31, 1999, reducing operating expense for 1999 by $1.9 million and interest expense by $0.8 million.

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

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Dollars                                                                                 Quarter Ended
                                                   ------------------------------------------------------------------------------
(Thousands Except Per Share Amounts)                  Mar. 31          June 30       Sept. 30         Dec. 31         Total
-------------------------------------------------- --------------- -------------- --------------- --------------- ---------------
1999
      Operating Revenues                              167,873           94,252         55,737         137,972          455,834
      Net operating revenues                           85,905           55,241         33,605          68,886          243,637
      Net income from continuing
         operations                                    24,184           10,529         (3,608)         13,836           44,941
      Net income from discontinued
         segment                                         (141)             255             48             193              355
      Net income                                       24,043           10,784         (3,560)         14,029           45,296
      Basic earnings (loss) per share                    0.94             0.41          (0.17)           0.53             1.71*
      Diluted earnings (loss) per share                  0.93             0.40          (0.17)           0.53             1.70*

1998
      Operating revenues                              133,803           80,327         50,186         140,074          404,390
      Net operating revenues                           76,413           46,676         30,836          77,041          230,966
      Net income from continuing
         operations                                    19,693            4,248         (5,164)          8,174           26,951
      Net income from discontinued
         segment                                        3,493             (155)          (756)         (2,232)             350
      Net income                                       23,186            4,093         (5,920)          5,942           27,301
      Basic earnings (loss) per share                     .98             0.14          (0.26)           0.21**           1.02*
      Diluted earnings (loss) per share                   .97             0.14          (0.26)           0.21**           1.02*

---------------------------------------------------------------------------------------------------------------------------------


* Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding has increased in each quarter shown, the sum of quarterly earnings does not equal earnings per share for the year. Variations in earnings between quarterly periods are due primarily to the seasonal nature of the Company's business.

** Results for the fourth quarter of 1998 include a charge equivalent to 43 cents per share resulting from asset write-down charges by subsidiaries.

                          NORTHWEST NATURAL GAS COMPANY
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


---------------------------------------------------------------------------------------------------------------
          COLUMN A                     COLUMN B                 COLUMN C             COLUMN D       COLUMN E
---------------------------------------------------------------------------------------------------------------
                                                                Additions
                                      Balance at      --------------------------    Deductions       Balance
                                      beginning       Charged to      Charged to    ----------       at end
                                         of             costs           other          Net             of
                                       period        and expenses      accounts     write-offs       period
                                       ------        ------------      --------     ---------        ------
Thousands
---------
Years ended December 31:

1999
Reserves deducted in balance
sheet from assets to which they
apply:
    Reserve for doubtful accounts:     $1,547         $2,380          $    -          $2,258         $1,669

1998
Reserves deducted in balance
sheet from assets to which they
apply:
    Reserve for doubtful accounts:     $1,253         $3,005          $    -          $2,711         $1,547

1997
Reserves deducted in balance
sheet from assets to which they
apply:
    Reserve for doubtful accounts:     $1,057         $1,624          $    -          $1,428         $1,253


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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as part of this report:

         1. A list of all Financial Statements and Supplemental Schedules is incorporated by reference to Item 8.

         2.    List of Exhibits filed:

          *(3a.) Restated Articles of Incorporation, as filed and effective June 24, 1988 and amended December 8, 1992, December 1, 1993 and May 27, 1994 (incorporated herein by reference to Exhibit (3a.) to Form 10-K for 1994, File No. 0-994).

          *(3b.) Bylaws as amended February 25, 1999 (incorporated herein by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 1999, File No. 0-994).

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

          *(4f.(1)) Officers' Certificate dated January 15, 1999 relating to
                    Series B of the Company's Unsecured Medium-Term Notes and supplementing the Officers' Certificate dated June 18, 1993 (incorporated herein by reference to Exhibit (4f.(1)) to Form 10-K for 1998, File No. 0-994).

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

          (23)      Consent of PricewaterhouseCoopers LLP.

          (27)      Financial Data Schedule.

          Executive Compensation Plans and Arrangements:
          ---------------------------------------------

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

          *(10c). 1985 Stock Option Plan, as amended effective May 25, 1995 (incorporated herein by reference to Exhibit (10c.) to Form 10-K for 1995, File No. 0-994).

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

          (10f.-2) Amendment No. 2 to Directors Deferred Compensation Plan (December 1, 1997 Restatement).

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

          (10k.) Executive Annual Incentive Plan, effective March 1, 1990, as amended effective January 1, 1992, January 1, 1996 and January 1, 2000.

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

          *(10q.) Employment agreement dated October 19, 1998, between the Company and an executive officer (incorporated herein by reference to Exhibit (10q.) to Form 10-K for 1998, File No. 0-994).

          *(10r.) Employment agreement dated May 11, 1999 between the Company and an executive officer (incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 1999, File No. 0-994).

          The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

 (b)      Report on Form 8-K.

          On November 15, 1999, the Company filed a Current Report on Form 8-K relating to the issuance of an order of the Oregon Public Utility Commission in the Company's general rate case.

--------------------------------------------
*Incorporated herein by reference as indicated

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY


Date:  March 27, 2000                   By: /s/ Richard G. Reiten
                                           --------------------------------
                                            Richard G. Reiten, President
                                            and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         SIGNATURE                               TITLE                                   DATE
--------------------------------------------------------------------------------------------------
 /s/ Richard G. Reiten                  Principal Executive Officer and Director    March 27, 2000
----------------------------------
Richard G. Reiten, President
and Chief Executive Officer

/s/ Bruce R. DeBolt                     Principal Financial Officer                 March 27, 2000
----------------------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

/s/ Stephen P. Feltz                    Principal Accounting Officer                March 27, 2000
----------------------------------
Stephen P. Feltz
Treasurer and Controller

/s/ Mary Arnstad                        Director       )
----------------------------------                     )
Mary Arnstad                                           )
                                                       )
/s/ Thomas E. Dewey, Jr.                Director       )
----------------------------------                     )
Thomas E. Dewey, Jr.                                   )
                                                       )
/s/ Tod R. Hamachek                     Director       )
----------------------------------                     )
Tod R. Hamachek                                        )
                                                       )
/s/ Richard B. Keller                   Director       )
----------------------------------                     )
Richard B. Keller                                      )
                                                       )
/s/ Wayne D. Kuni                       Director       )
----------------------------------                     )
Wayne D. Kuni                                          )
                                                       )                             March 27, 2000
/s/ Randall C. Pape                     Director       )
----------------------------------                     )
Randall C. Pape                                        )
                                                       )
/s/ Robert L. Ridgley                   Director       )
----------------------------------                     )
Robert L. Ridgley                                      )
                                                       )
/s/ Dwight A. Sangrey                   Director       )
----------------------------------                     )
Dwight A. Sangrey                                      )
                                                       )
/s/ Melody C. Teppola                   Director       )
----------------------------------                     )
Melody C. Teppola                                      )
                                                       )
/s/ Russell F. Tromley                  Director       )
----------------------------------                     )
Russell F. Tromley                                     )
                                                       )
/s/ Benjamin R. Whiteley                Director       )
----------------------------------                     )
Benjamin R. Whiteley                                   )


                          NORTHWEST NATURAL GAS COMPANY
                          -----------------------------

                                  EXHIBIT INDEX
                                  -------------
                                       To
                           Annual Report on Form 10-K
                              For Fiscal Year Ended
                                December 31, 1999


                                                                        Exhibit
                         Document                                        Number
                         --------                                       --------

*    Restated Articles of Incorporation, as filed                      (3a.)
     June 24, 1988 and amended December 8, 1992,
     December 1, 1993 and May 27, 1994

*    Bylaws as amended February 25, 1999                               (3b.)

*    Mortgage and Deed of Trust, dated as of July 1,                   (4a.)
     1946, as supplemented by Supplemental Indenture
     Nos. 1 through 20

*    Indenture, dated as of June 1, 1991, between                      (4d.)
     the Company and Bankers Trust Company

*    Officers' Certificate, dated June 12, 1991,                       (4e.)
     creating Unsecured Medium-Term Notes Series A

*    Officers' Certificate, dated June 18, 1993,                       (4f.)
     creating Unsecured Medium-Term Notes Series B

*    Officers' Certificate, dated January 15, 1999,                    (4f.(1))
     relating to Series B of the Company's Unsecured
     Medium-Term Notes and supplementing the Officers'
     Certificate dated June 18, 1993

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

     Statement re computation of per share earnings                    (11)

     Statement re computation of ratios                                (12)

     Consent of PricewaterhouseCoopers LLP                             (23)

     Financial Data Schedule                                           (27)

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

*    Amendment No. 3 to Executive Deferred                             (10e.-3)
     Compensation Plan

*    Amendment No. 4 to Executive Deferred                             (10e.-4)
     Compensation Plan

*    Directors Deferred Compensation Plan,                             (10f.)
     effective June 1, 1981, restated as of
     December 1, 1997

*    Amendment No. 1 to Directors Deferred                             (10f.-1)
     Compensation Plan (December 1, 1997
     Restatement)

     Amendment No. 2 to Directors Deferred                             (10f.-2)
     Compensation Plan (December 1, 1997
     Restatement)

*    Form of Indemnity Agreement entered into                          (10g.)
     between the Company and each director and executive officer

*    Non-Employee Directors Stock Compensation                         (10i.)
     Plan, as amended effective January 1, 1998

     Executive Annual Incentive Plan, effective                        (10k.)
     March 1, 1990, as amended effective
     January 1, 1992, January 1, 1996 and
     January 1, 2000

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

*    Employment agreement dated October 19, 1998,                      (10q.)
     between the Company and an executive officer

*    Employment agreement dated May 11, 1999,                          (10r.)
     between the Company and an executive officer


----------------------------------
* Incorporated by reference