Form 10-Q
period 2000-03-31
NORTHWEST NATURAL GAS CO
filed 2000-05-12
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from         to
                                               -------    -------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 5, 2000, 25,171,469 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                 March 31, 2000

                         Summary of Information Reported



The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page
                                                                          Number
                                                                         -------

         (1)  Consolidated Statements of Income for the three-month
              periods ended March 31, 2000 and 1999                          3

         (2)  Consolidated Statements of Earnings Invested in the Business
              for the three-month periods ended March 31, 2000 and 1999      4

         (3)  Consolidated Balance Sheets at March 31, 2000 and 1999 and
              Dec. 31, 1999                                                  5

         (4)  Consolidated Statements of Cash Flows for the three-month
              periods ended March 31, 2000 and 1999                          6

         (5)  Consolidated Statements of Capitalization at March 31, 2000
              and 1999 and Dec. 31, 1999                                     7

         (6)  Notes to Consolidated Financial Statements                     8

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   18

         Signature                                                          18

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                     (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                             2000        1999
                                                             ----        ----
Operating Revenues:
     Gross operating revenues ........................   $ 186,649   $ 167,873
     Cost of sales ...................................      93,561      81,968
                                                         ---------   ---------
         Net operating revenues ......................      93,088      85,905

Operating Expenses:
     Operations and maintenance ......................      19,006      20,663
     Taxes other than income taxes ...................       8,664       8,402
     Depreciation, depletion and amortization ........      11,439      11,288
                                                         ---------   ---------
         Total operating expenses ....................      39,109      40,353
                                                         ---------   ---------
Income from Operations ...............................      53,979      45,552

Other Income .........................................         689         581
Interest Charges - net ...............................       8,565       8,087
                                                         ---------   ---------
Income Before Income Taxes ...........................      46,103      38,046
Income Taxes .........................................      16,911      13,862
                                                         ---------   ---------

Net Income from Continuing Operations ................      29,192      24,184

Discontinued Segment:
     Loss from discontinued segment - net of tax .....          --        (141)
     Gain on sale of discontinued segment - net of tax       2,470          --
                                                         ---------   ---------
Net Income ...........................................      31,662      24,043

Redeemable Preferred and Preference Stock
     Dividend Requirements ...........................         622         637
                                                         ---------   ---------

Earnings Applicable to Common Stock ..................   $  31,040   $  23,406
                                                         =========   =========

Average Common Shares Outstanding ....................      25,129      24,833

Basic earnings (loss) per share of common stock:
     From continuing operations ......................   $    1.14   $     .95
     From discontinued segment .......................          --        (.01)
     From gain on sale of discontinued segment .......         .10          --
                                                         ---------   ---------
         Total basic earnings per share ..............   $    1.24   $     .94
                                                         =========   =========

Diluted earnings (loss) per share of common stock:
     From continuing operations ......................   $    1.12   $     .94
     From discontinued segment .......................          --        (.01)
     From gain on sale of discontinued segment .......         .10          --
                                                         ---------   ---------
         Total diluted earnings per share ............   $    1.22   $     .93
                                                         =========   =========

Dividends Per Share of Common Stock ..................   $    0.31   $   0.305

                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
        (2) Consolidated Statements of Earnings Invested in the Business
                    (Thousands, Three Months Ended March 31)
                                   (Unaudited)


                                                          2000                      1999
                                                ----------------------    ----------------------
Earnings Invested in the Business:
Balance at Beginning of Period ..............   $ 118,711                 $ 106,513
Net Income ..................................      31,662    $  31,662       24,043    $  24,043
Dividends Declared or Paid:
   Redeemable preferred and preference stock         (622)                     (637)
   Common stock .............................      (7,782)                   (7,583)
                                                ---------                 ---------
Balance at End of Period ....................   $ 141,969                 $ 122,336
                                                =========                 =========

Accumulated Other Comprehensive Income
  (Loss):
Balance at Beginning of Period ..............   $  (3,181)                $  (2,460)
   Other comprehensive income-net of tax:
      Unrealized gain on securities .........          51           51           --           --
      Foreign currency translation adjustment          --           --         (433)        (433)
      Recognition of foreign currency
       translation adjustment included
       in gain on sale of discontinued
       segment ..............................       3,181        3,181           --           --
                                                ---------    ---------    ---------    ---------
Comprehensive Income ........................                $  34,894                 $  23,610
                                                             =========                 =========
Balance at End of Period ....................   $      51                 $  (2,893)
                                                =========                 =========


                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets
                             (Thousands of Dollars)


                                                    (Unaudited)   (Unaudited)
                                                     March 31,     March 31,      Dec. 31,
                                                       2000          1999           1999
                                                    -----------   -----------   -----------

Assets:
    Plant and Property: .........................   $ 1,347,485   $ 1,263,599    $ 1,331,415
    Utility plant
    Less accumulated depreciation ...............       446,419       413,763        436,386
                                                    -----------   -----------    -----------
         Utility plant - net ....................       901,066       849,836        895,029
                                                    -----------   -----------    -----------
    Non-utility property ........................         8,548        91,667          8,548
    Less accumulated depreciation and depletion .         7,676        31,170          7,654
                                                    -----------   -----------    -----------
         Non-utility property - net .............           872        60,497            894
                                                    -----------   -----------    -----------
         Total plant and property ...............       901,938       910,333        895,923
                                                    -----------   -----------    -----------

Investments and Other ...........................        16,087        15,495         16,557
Current Assets:
    Cash and cash equivalents ...................        24,749         8,921         10,013
    Accounts receivable - net ...................        56,895        53,025         43,349
    Accrued unbilled revenue ....................        19,289        16,424         31,550
    Inventories of gas, materials and supplies ..        17,717         9,833         33,919
    Investment in discontinued segment ..........            --            --         29,163
    Property held for sale ......................        16,712            --         16,712
    Prepayments and other current assets ........        16,350        14,413         18,349
                                                    -----------   -----------    -----------
         Total current assets ...................       151,712       102,616        183,055
Regulatory Tax Assets ...........................        51,060        56,860         51,060
Deferred Gas Costs Receivable ...................        17,472        22,171         20,950
Deferred Debits and Other .......................        75,820        75,047         76,878
                                                    -----------   -----------    -----------
         Total Assets ...........................   $ 1,214,089   $ 1,182,522    $ 1,244,423
                                                    ===========   ===========    ===========

Capitalization and Liabilities:
Capitalization:
    Common stock ................................   $   315,560   $   309,835    $   314,066
    Earnings invested in the business ...........       141,969       122,336        118,711
    Accumulated other comprehensive income (loss)            51        (2,893)        (3,181)
                                                    -----------   -----------    -----------
         Total common stock equity ..............       457,580       429,278        429,596
    Redeemable preference stock .................        25,000        25,000         25,000
    Redeemable preferred stock ..................        10,564        11,499         10,564
    Long-term debt ..............................       396,276       366,683        396,379
                                                    -----------   -----------    -----------
         Total capitalization ...................       889,420       832,460        861,539
                                                    -----------   -----------    -----------
Minority Interest ...............................            --        16,026             --
                                                    -----------   -----------    -----------
Current Liabilities:
    Notes payable ...............................        16,493        51,261         94,149
    Accounts payable ............................        63,294        51,981         68,163
    Long-term debt due within one year ..........        10,000        10,000         10,000
    Taxes accrued ...............................        23,101        19,106          4,101
    Interest accrued ............................         9,372        10,302          4,673
    Other current and accrued liabilities .......        40,408        23,762         39,153
                                                    -----------   -----------    -----------
         Total current liabilities ..............       162,668       166,412        220,239
Deferred Investment Tax Credits .................         9,932        10,725         10,393
Deferred Income Taxes ...........................       136,081       138,830        136,150
Regulatory Liabilities and Other ................        15,988        18,069         16,102
Commitments and Contingencies ...................            --            --             --
                                                    -----------   -----------    -----------
         Total Capitalization and Liabilities ...   $ 1,214,089   $ 1,182,522    $ 1,244,423
                                                    ===========   ===========    ===========


                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                   (4) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                             2000        1999
                                                                           --------    --------

Operating Activities:
     Net income from continuing operations .............................   $ 29,192    $ 24,184
     Adjustments to reconcile net income to cash provided by operations:
         Depreciation, depletion and amortization ......................     11,439      11,288
         Deferred income taxes and investment tax credits ..............       (530)     (2,003)
         Equity in (earnings) losses of investments ....................       (234)        341
         Allowance for funds used during construction ..................       (120)        (97)
         Deferred gas costs receivable .................................      3,478       5,624
         Regulatory accounts and other - net ...........................        944      (5,558)
                                                                           --------    --------
              Cash from operations before working capital changes ......     44,169      33,779
         Changes in operating assets and liabilities:
              Accounts receivable - net ................................    (13,546)     (6,220)
              Accrued unbilled revenue .................................     12,261      17,834
              Inventories of gas, materials and supplies ...............     16,202      11,425
              Accounts payable .........................................     (4,869)     (4,109)
              Accrued interest and taxes ...............................     23,699      15,718
              Other current assets and liabilities .....................        148       2,140
                                                                           --------    --------
         Cash Provided by Operating Activities .........................     78,064      70,567
                                                                           --------    --------
         Cash Provided by Discontinued Segment - net ...................     34,695          88
                                                                           --------    --------
Investing Activities:
     Acquisition and construction of utility plant assets ..............    (17,334)    (25,364)
     Investments in non-utility property ...............................         --      (2,518)
     Investments and other .............................................        749         737
                                                                           --------    --------
         Cash Used in Investing Activities .............................    (16,585)    (27,145)
                                                                           --------    --------
Financing Activities:
     Common stock issued ...............................................      1,391       1,429
     Change in short-term debt .........................................    (77,656)    (35,181)
     Cash dividend payments:
         Redeemable preferred and preference stock .....................       (622)       (637)
         Common stock ..................................................     (7,782)     (7,583)
     Foreign currency translation and capital stock expense ............      3,231          --
                                                                           --------    --------
         Cash Used in Financing Activities .............................    (81,438)    (41,972)
                                                                           --------    --------

Increase in Cash and Cash Equivalents ..................................     14,736       1,538
Cash and Cash Equivalents - Beginning of Period ........................     10,013       7,383
                                                                           --------    --------
Cash and Cash Equivalents - End of Period ..............................   $ 24,749    $  8,921
                                                                           ========    ========

===============================================================================================
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
         Interest ......................................................   $  3,806    $  3,984
         Income taxes ..................................................   $  4,342    $  3,950
===============================================================================================
Supplemental Disclosure of Non-cash Financing Activities:
     Conversion to common stock:
         7-1/4% Series of Convertible Debentures .......................   $    103    $     55
===============================================================================================

                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (5) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)


                                                        (Unaudited)         (Unaudited)
                                                      March 31, 2000      March 31, 1999     Dec. 31, 1999
                                                     ----------------   -----------------   ---------------
Common Stock Equity:
     Common stock - par value $3-1/6 per share ...   $  79,688          $  78,894           $  79,458
     Premium on common stock .....................     235,872            230,941             234,608
     Earnings invested in the business ...........     141,969            122,336             118,711
     Accumulated other comprehensive income (loss)          51             (2,893)             (3,181)
                                                     ---------          ---------           ---------

         Total common stock equity ...............     457,580    51%     429,278     52%     429,596   50%
                                                     ---------   ----   ---------    ----   ---------  ----

Redeemable Preference Stock:
     $6.95 Series, stated value $100 per share ...      25,000     3%      25,000      3%      25,000    3%
                                                     ---------   ----   ---------    ----   ---------  ----

Redeemable Preferred Stock:
  Stated value $100 per share:
     $4.75 Series ................................          64                249                  64
     $7.125 Series ...............................      10,500             11,250              10,500
                                                     ---------          ---------           ---------
         Total redeemable preferred stock ........      10,564     1%      11,499      1%      10,564    1%
                                                     ---------   ----   ---------    ----   ---------  ----
Long-Term Debt:
     First Mortgage Bonds
     --------------------
         9-3/4% Series due 2015 ..................      50,000             50,000              50,000
     Medium-Term Notes
     -----------------
     First Mortgage Bonds:
         7.69% Series A due 1999 .................          --             10,000                  --
         5.96% Series B due 2000 .................       5,000              5,000               5,000
         5.98% Series B due 2000 .................       5,000              5,000               5,000
         6.62% Series B due 2001 .................      10,000                 --              10,000
         8.05% Series A due 2002 .................      10,000             10,000              10,000
         6.75% Series B due 2002 .................      10,000                 --              10,000
         5.55% Series B due 2002 .................      20,000             20,000              20,000
         6.40% Series B due 2003 .................      20,000             20,000              20,000
         6.34% Series B due 2005 .................       5,000              5,000               5,000
         6.38% Series B due 2005 .................       5,000              5,000               5,000
         6.45% Series B due 2005 .................       5,000              5,000               5,000
         6.80% Series B due 2007 .................      10,000             10,000              10,000
         6.50% Series B due 2008 .................       5,000              5,000               5,000
         8.26% Series B due 2014 .................      10,000             10,000              10,000
         7.00% Series B due 2017 .................      40,000             40,000              40,000
         6.60% Series B due 2018 .................      22,000             22,000              22,000
         8.31% Series B due 2019 .................      10,000             10,000              10,000
         7.63% Series B due 2019 .................      20,000                 --              20,000
         9.05% Series A due 2021 .................      10,000             10,000              10,000
         7.25% Series B due 2023 .................      20,000             20,000              20,000
         7.50% Series B due 2023 .................       4,000              4,000               4,000
         7.52% Series B due 2023 .................      11,000             11,000              11,000
         6.52% Series B due 2025 .................      10,000             10,000              10,000
         7.05% Series B due 2026 .................      20,000             20,000              20,000
         7.00% Series B due 2027 .................      20,000             20,000              20,000
         6.65% Series B due 2027 .................      20,000             20,000              20,000
         6.65% Series B due 2028 .................      10,000             10,000              10,000
     Unsecured:
         8.47% Series A due 2001 .................      10,000             10,000              10,000
     Convertible Debentures
     ----------------------
         7-1/4% Series due 2012 ..................       9,276              9,683               9,379
                                                     ---------          ---------           ---------
                                                       406,276            376,683             406,379
Less long-term debt due within one year ..........      10,000             10,000              10,000
                                                     ---------          ---------           ---------
     Total long-term debt ........................     396,276    45%     366,683     44%     396,379   46%
                                                     ---------   ----   ---------    ----   ---------  ----
     Total Capitalization ........................   $ 889,420   100%   $ 832,460    100%   $ 861,539  100%
                                                     =========   ====   =========    ====   =========  ====

                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (6) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Financial Statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K (1999 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

          Certain amounts from prior periods have been reclassified to conform with the 2000 presentation.

2.   Segment Reporting

          The Company principally operates in a single line of business consisting of the distribution of natural gas, which constitutes the "utility" segment. The "other" segment consists primarily of investments in alternative energy projects in California and a discontinued gas and oil exploration business in Canada.

          The following table presents information about reportable segments for the three months ended March 31, 2000 and 1999. Inter-segment transactions are insignificant.

                                                Three Months Ended March 31,
                                           -------------------------------------
Thousands                                    Utility       Other         Total
--------------------------------------------------------------------------------
2000
Net operating revenues ..................  $   93,003   $     85    $    93,088
Income from operations ..................      53,857        122         53,979
Loss from financial investments .........          --        (78)           (78)
Net income from continuing operations ...      28,944        248         29,192
Net income from discontinued segment ....          --      2,470          2,470
Total assets ............................   1,192,887     21,202      1,214,089

1999
Net operating revenues ..................  $   85,802   $    103    $    85,905
Income from operations ..................      45,525         27         45,552
Loss from financial investments .........          --       (644)          (644)
Net income (loss) from continuing
    operations ..........................      24,409       (225)        24,184
Loss from discontinued segment ..........          --       (141)          (141)
Total Assets ............................   1,105,131     77,391      1,182,522

3.   Property Held for Sale

          Property held for sale is a new headquarters building which was constructed for the Port of Portland. This property has been classified as a current asset. See Part I, Item 2., "Financial Condition - Cash Flows - Investing Activities," below.

4.   Discontinued Segment

          On Jan. 26, 2000, the Company sold its interest in Canor Energy Ltd. (Canor), an Alberta, Canada corporation engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. The after-tax gain resulting from the sale of Canor was $2.5 million, net of Canadian tax on dividends ($0.6 million) and U.S. income tax ($2.8 million).

          The consolidated financial statements of the Company have been restated to reflect the reclassification of Canor as a discontinued segment. Accordingly, operating revenues and expenses of Canor are included in net income from discontinued segment for 1999, and cash flows of this segment have been reported as "Cash Provided by Discontinued Segment - net" for all periods presented.

5.   Other Comprehensive Income

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains or losses on debt and equity securities held and available-for-sale, with any resulting gain or loss included as a component of stockholders' equity. At March 31, 2000, the Company recorded an unrealized gain of $51,000, net of tax, from equity shares received in an insurance company as the result of a demutualization during 1999.

6.   Contingencies

          NW Natural owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956. The site has been under investigation by the Company in recent years under program oversight by the Oregon Department of Environmental Quality (ODEQ). During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the site. On March 31, 2000, Region 10 of the EPA reported that it would recommend the Portland Harbor for listing as a Superfund site and that it was seeking the concurrence of the governor of Oregon to propose such a listing to the EPA. Future remediation of NW Natural's Linnton site may be affected by any EPA management plan for the Portland Harbor. (See Part II, Item 8, Note 12, "Environmental Matters," in the 1999 Form 10-K).

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The consolidated financial statements include:
         Regulated utility:
             Northwest Natural Gas Company (NW Natural)
         Non-regulated subsidiary businesses:
             NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary
             Canor Energy, Ltd. (Canor), a majority-owned subsidiary,
                reclassified as a discontinued segment in 1999 and sold in the first quarter of 2000

                  Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations," below, and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 1999 Annual Report on Form 10-K (1999 Form 10-K)).

                  The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 2000 and 1999.

Earnings and Dividends
----------------------

                  The Company's earnings applicable to common stock were $31.0 million in the quarter ended March 31, 2000, up 33 percent from $23.4 million in the first quarter of 1999. Earnings from consolidated continuing operations were $1.12 a diluted share, compared to 94 cents a diluted share in last year's first quarter. In addition, the Company recorded a gain equivalent to 10 cents a diluted share from the sale of a discontinued segment (Canor) in the first quarter of 2000, compared to a loss of 1 cent a diluted share from Canor's operations in last year's first quarter.

                  NW Natural earned $1.11 a diluted share from utility operations in the first quarter of 2000, compared to 95 cents a diluted share in the same period in 1999. Weather conditions in NW Natural's service territory in the first quarter of 2000 were 7 percent colder than the first quarter of 1999. Weather conditions in the first quarter of 1999 were close to average.

                  NW Natural's subsidiaries, excluding the discontinued segment, earned 1 cent a share during the first quarter of 2000, compared to a loss of 1 cent a share during the first quarter of 1999. See "Subsidiary Operations," below.

                  Dividends paid on common stock were 31 cents a share and
30.5 cents a share for the three-month periods ended March 31, 2000 and 1999, respectively. In April 2000, the Company's Board of Directors declared a quarterly dividend of 31 cents a share on the common stock, payable May 15, 2000, to shareholders of record on April 28, 2000. The current indicated annual dividend rate is $1.24 a share.

Results of Operations
---------------------

         Comparison of Gas Operations
         ----------------------------

                  The following table summarizes the composition of gas utility volumes and revenues:

                                                     Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   2000             1999
                                               -----------------------------
Gas Sales and Transportation
 Volumes - Therms (000's):
     Residential and commercial sales              268,088         267,905
     Unbilled volumes                              (19,359)        (30,455)
                                               ------------    ------------
         Weather-sensitive volumes                 248,729         237,450
     Industrial firm sales                          24,066          27,312
     Industrial interruptible sales                 15,570          14,491
                                               -----------     -----------
         Total gas sales                           288,365         279,253
     Transportation deliveries                     127,831         107,010
                                               -----------     -----------

     Total volumes sold and delivered              416,196         386,263
                                               ===========     ===========

Utility Operating Revenues - Dollars (000's):
     Residential and commercial sales          $   178,352     $   163,856
     Unbilled revenues                             (12,649)        (17,276)
                                               -----------     -----------
         Weather-sensitive revenues                165,703         146,580
     Industrial firm sales                          10,959          11,464
     Industrial interruptible sales                  5,833           4,667
                                               -----------     -----------
         Total gas sales                           182,495         162,711
     Transportation revenues                         5,985           4,806
     Other revenues                                 (1,968)            213
                                               -----------     -----------

     Total utility operating revenues          $   186,512     $   167,730
                                               ===========     ===========

Cost of gas sold - Dollars (000's)             $    93,509     $    81,928
                                               ===========     ===========

Total number of customers (end of period)          507,756         485,297
                                               ===========     ===========
Actual degree days                                   1,979           1,855
                                               ===========     ===========
20-year average degree days                          1,835           1,848
                                               ===========     ===========

                  Residential and Commercial
                  --------------------------

                  Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 8 percent colder than average in the first quarter of 2000 and 7 percent colder than in the first quarter of 1999.

                  NW Natural continues to experience rapid customer growth, with 22,459 customers added since March 31, 1999 for a growth rate of 4.6 percent. In the three years ended Dec. 31, 1999, approximately 68,000 customers were added to the system, representing an average annual growth rate of 5 percent.

                  Volumes of gas sold to residential and commercial customers increased 11.3 million therms, or 5 percent, in the first quarter of 2000 compared to the first quarter of 1999. Related revenues increased $19.1 million, or 13 percent, due to increased volumes and rate increases effective during 1999. (See Part II, Item 7, "Results of Operations - Regulatory Matters," in the 1999 Form 10-K.) Customer growth in the residential and commercial segments since March 31, 1999, contributed an estimated $3.4 million of additional margin during the first quarter of 2000.

                  In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

                  Industrial, Transportation and Other Revenues
                  ---------------------------------------------

                  Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 18.7 million therms, or 13 percent, higher in the first quarter of 2000 than in the same period of 1999. Margin from these customers increased from $12.6 million in the first quarter of 1999 to $13.3 million in the first quarter of 2000. The primary factor contributing to the increase in industrial margin was a $1.0 million, or 56 percent, increase in margin from customers on an industrial schedule in which rates vary with oil prices.

                  Other revenues, which relate primarily to accumulations or amortizations of regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K), decreased $2.2 million during the first quarter of 2000 compared to the first quarter of 1999. In 2000, other revenues consisted of regulatory adjustments totaling $2.0 million, including amortizations relating to Y2K costs ($0.5 million) and conservation program costs ($1.3 million). Other revenue in the first three months of 1999 included customer fees ($0.4 million), offset in part by regulatory adjustments ($0.2 million).

                  Cost of Gas
                  -----------

                  The cost per therm of gas sold was 11 percent higher during the first quarter of 2000 than in the first quarter of 1999. The cost of gas sold includes current gas purchases, gas withdrawals from storage, system demand costs adjusted for seasonal volumes and regulatory deferrals. The cost of gas sold was reduced by non-regulated sales of $1.2 million and $0.4 million for the first quarters of 2000 and 1999, respectively. Under an agreement with the OPUC, net proceeds from these sales are treated as a reduction to cost of gas sold.

                  The cost per therm of gas purchased in the first quarter of 2000 was 15 percent higher than in the first three months of 1999, due to higher prevailing prices in the natural gas commodity market.

                  NW Natural has a Purchased Gas Adjustment (PGA) tariff in Oregon, under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. NW Natural recognizes 33 percent of the difference between actual and projected gas costs in current operating results while the remaining 67 percent is deferred for recovery from, or refund to, customers in future rates.

                  Subsidiary Operations
                  ---------------------

                  The following table summarizes financial information for Financial Corporation:

                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
                                                   2000         1999
                                              --------------------------
Consolidated Subsidiary (Thousands):
Net Operating Revenues                        $       85    $      103
Operations and Maintenance Expense                   (59)           54
Depreciation, Depletion and Amortization              22            22
                                              ----------    ----------
Income from Operations                               122            27
Loss from Financial Investments                      (78)         (644)
Other Income - net                                   123            68
                                              ----------    ----------
Income (Loss) Before Income Taxes                    167          (549)
Income Tax Expense (Benefit)                         (67)         (281)
                                              ----------    ----------
Net Income (Loss)                             $      234    $     (268)
                                              ==========    ==========

                  Results from Financial Corporation's operations in the first quarter of 2000 were earnings equivalent to 1 cent a share, compared to a loss of 1 cent a share for the first quarter of 1999.

                  Financial Corporation's net assets at March 31, 2000, were $7.4 million, compared to $6.4 million at March 31, 1999.

         Discontinued Segment
         --------------------

                  In the fourth quarter of 1999, the Company decided to sell its interest in Canor with the effect that Canor was reclassified as a discontinued segment. The Company sold Canor in the first quarter of 2000 and recorded a gain of $2.5 million, equivalent to 10 cents a share (see Part I, Note 4, above). Net income from the discontinued segment in the first quarter of 1999 was a loss of $0.1 million, net of tax, equivalent to 1 cent a share.

         Operating Expenses
         ------------------

                  Operations and Maintenance
                  --------------------------

                  Operations and maintenance expenses were $1.7 million, or 8 percent, lower in the first quarter of 2000 compared to the same period in 1999. NW Natural's expenses decreased $1.5 million, or 7 percent, primarily due to higher costs in the first quarter of 1999 from a special voluntary early retirement program ($0.8 million) and lower bad debt accruals in the first quarter of 2000 ($0.6 million).

                  Taxes Other than Income Taxes
                  -----------------------------

                  Taxes other than income taxes increased $0.3 million, or 3 percent, in the first quarter of 2000 compared to the first quarter of 1999. Franchise tax expense increased $0.1 million, property taxes increased $0.2 million, and regulatory fees increased $0.1 million, while payroll taxes decreased $0.1 million.

                  Depreciation, Depletion and Amortization
                  ----------------------------------------

                  The Company's depreciation, depletion and amortization expense increased $0.2 million, or 1 percent, compared to the first quarter of 1999. NW Natural's depreciation expense increased by $0.2 million primarily due to the placement into service in December 1999 of an expansion of its Mist underground gas storage facilities.

         Other Income
         ------------

                  The Company's other income increased $0.1 million in the first quarter of 2000 compared to the same period in 1999. The increase was primarily due to an increase in subsidiary investment income ($0.6 million), offset by a decrease in interest income from regulatory account balances ($0.5 million).

         Interest Charges - net
         ----------------------

                  The Company's net interest expense increased $0.5 million, or 6 percent, in the first quarter of 2000 compared to the same period in 1999 due to a $29.6 million increase in long-term debt outstanding.

         Income Taxes
         ------------

                  The effective corporate income tax rates from continuing operations during the three months ended March 31, 2000 and 1999 were 36.7 percent and 36.4 percent, respectively.

Financial Condition
-------------------

         Capital Structure
         -----------------

                  NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. NW Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of revenue derived from gas usage by NW Natural's residential and commercial customers influences the Company's financing requirements from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K).

                  The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K).

         Cash Flows
         ----------

                  Operating Activities
                  --------------------

                  Continuing operations provided net cash of $78.1 million in the three months ended March 31, 2000 compared to $70.6 million in the first three months of 1999. The 11 percent increase was due to increased cash from operations ($10.4 million) offset by higher working capital requirements ($2.9 million). The increase in cash from continuing operations compared to the first quarter of 1999 was primarily due a decrease in regulatory account net debit balances in 2000 compared to an increase in 1999 ($6.5 million), higher income from continuing operations ($5.0 million) and a smaller decrease in deferred income taxes and investment tax credits ($1.5 million), offset by a smaller decrease in deferred gas costs receivable ($2.1 million). The increase in working capital requirements was due to a larger increase in accounts receivable ($7.3 million), a smaller decrease in accrued unbilled revenues ($5.6 million), a smaller decrease in other current assets and liabilities ($2.0 million) and a larger decrease in accounts payable ($0.8 million); offset by a larger increase in accrued interest and taxes ($8.0 million) and a larger reduction of inventories of gas, materials and supplies ($4.8 million).

                  The discontinued segment provided net cash of $34.7 million in the first quarter of 2000, due to the sale of the Company's interest in Canor, compared to net cash provided by Canor of $0.1 million in the first quarter of 1999.

                  The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K).

                  Investing Activities
                  --------------------

                  Cash requirements for utility construction in the first quarter of 2000 totaled $17.3 million, down $8.0 million from the first quarter of 1999. The decrease was primarily due to the completion of additional underground storage facilities in 1999.

                  NW Natural's construction expenditures are estimated to total $82 million for 2000. Over the five-year period 2000 through 2004, these expenditures are estimated at between $450 million and $500 million. The level of capital expenditures over the next five years reflects projected high customer growth plus a major system reinforcement project and the development of additional underground gas storage facilities. An estimated 60 percent of the required funds is expected to be internally generated over the five-year period, with the remainder funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

                  There were no expenditures for non-utility assets during the first quarter of 2000, compared to expenditures totaling $2.5 million in the first quarter of 1999, primarily relating to a contract for the construction of a new headquarters building for the Port of Portland. The purchase and sale agreement between NW Natural and the Port of Portland provides for the Port to pay at closing an established purchase price for construction of the core and shell of the building plus NW Natural's costs for construction and tenant improvements. NW Natural anticipates that closing will occur during the current fiscal year. In June and August 1999, the Port made construction progress payments in advance of closing totaling $18.8 million, which were used to pay off the balance outstanding under a line of credit used for construction of the building.

                  There were no new capital investments by Financial Corporation during the first quarters of 2000 and 1999.

                  Financing Activities
                  --------------------

                  Internally generated cash was used to reduce short-term debt by $77.7 million in the first quarter of 2000, compared to a reduction of $35.2 million in the first quarter of 1999.

         Commercial Paper
         ----------------

                  The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. The commercial paper is supported by bank lines of credit (see "Lines of Credit," below). Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K). NW Natural had $16.5 million of commercial paper notes outstanding at March 31, 2000. Financial Corporation had no commercial paper notes outstanding at that date.

         Lines of Credit
         ---------------

                  NW Natural has available through Sept. 30, 2000, committed lines of credit with five commercial banks totaling $120 million which are used as backup lines for the commercial paper program. These credit lines consist of a primary fixed amount of $60 million plus an additional amount of up to $60 million available as needed, at NW Natural's option, on a monthly basis. In addition, Financial Corporation has available through Sept. 30, 2000, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

                  Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of March 31, 2000 or 1999.

         Ratios of Earnings to Fixed Charges
         -----------------------------------

                  For the 12 months ended March 31, 2000, and Dec. 31, 1999, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.42 and 3.12, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

         Environmental Matters
         ---------------------

                  NW Natural owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956. The site has been under investigation by the Company in recent years under program oversight by the Oregon Department of Environmental Quality (ODEQ). During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the site. On March 31, 2000, Region 10 of the EPA reported that it would recommend the Portland Harbor for listing as a Superfund site and that it was seeking the concurrence of the governor of Oregon to propose such a listing to the EPA. Future remediation of NW Natural's Linnton site may be affected by any EPA management plan for the Portland Harbor. (See Part II, Item 8, Note 12, "Environmental Matters," in the 1999 Form 10-K).

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  There have been no material changes to the information provided in Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," in the 1999 Form 10-K.

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 11 -          Statement re: Computation of Per Share Earnings

         Exhibit 12 -          Computation of Ratio of Earnings to Fixed Charges

         Exhibit 27 -          Financial Data Schedule

(b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTHWEST NATURAL GAS COMPANY
                                       (Registrant)


Dated:  May 12, 2000                   /s/ Stephen P. Feltz
                                       -------------------------------------
                                       Stephen P. Feltz
                                       Principal Accounting Officer
                                       Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                 March 31, 2000



                                                               Exhibit
Document                                                       Number
--------                                                       ------

Statement re: Computation of Per Share Earnings                    11

Computation of Ratios of Earnings to Fixed Charges                 12

Financial Data Schedule                                            27