Form 10-Q
period 2000-06-30
NORTHWEST NATURAL GAS CO
filed 2000-08-11
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition period from          to
                                                ---------   ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At August 7, 2000, 25,188,747 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                  June 30, 2000

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                            Page
                                                                         Number
                                                                         ------

          (1)  Consolidated Statements of Income for the three and
               six-month periods ended June 30, 2000 and 1999                3

          (2)  Consolidated Statements of Earnings Invested in the
               Business for the six-month periods ended June 30, 2000
               and 1999                                                      4

          (3)  Consolidated Balance Sheets at June 30, 2000 and 1999
               and Dec. 31, 1999                                             5

          (4)  Consolidated Statements of Cash Flows for the six-month
               periods ended June 30, 2000 and 1999                          6

          (5)  Consolidated Statements of Capitalization at June 30,
               2000 and 1999 and Dec. 31, 1999                               7

          (6)  Notes to Consolidated Financial Statements                    8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        18


                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               19

Item 5.   Other Information                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                  20

          Signature                                                         21

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                     (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                      --------              --------
                                                   2000      1999        2000        1999
                                                   ----      ----        ----        ----
Operating Revenues:
  Gross operating revenues                      $  86,064  $  94,252  $  272,713  $  262,125
  Cost of sales                                    40,250     39,011     133,811     120,979
                                                ---------- ---------- ----------- -----------
    Net operating revenues                         45,814     55,241     138,902     141,146
Operating Expenses:
  Operations and maintenance                       18,521     16,254      37,527      36,917
  Taxes other than income taxes                     5,722      5,613      14,386      14,015
  Depreciation, depletion and amortization         11,779     11,238      23,218      22,526
                                                ---------- ---------- ----------- -----------
    Total operating expenses                       36,022     33,105      75,131      73,458
                                                ---------- ---------- -----------  ----------
Income from Operations                              9,792     22,136      63,771      67,688

Other Income                                        1,448      1,353       2,137       1,934
Interest Charges - net                              7,936      6,591      16,501      14,678
                                                ---------- ---------- ----------- -----------
Income Before Income Taxes                          3,304     16,898      49,407      54,944
Income Taxes                                          806      6,369      17,717      20,231
                                                ---------- ---------- ----------- -----------
Net Income from Continuing Operations               2,498     10,529      31,690      34,713

Discontinued Segment:
  Income from discontinued segment -
    net of tax                                          -        255           -         114
  Gain (loss) on sale of discontinued segment -
    net of tax                                        (35)         -       2,435          -
                                                ---------- ---------- ----------- ----------
Net Income                                          2,463     10,784      34,125      34,827

Redeemable Preferred and Preference Stock
  Dividend Requirements                               622        633       1,244       1,270
                                                ---------- ---------- ----------- -----------
Earnings Applicable to Common Stock             $   1,841  $  10,151  $   32,881  $   33,557
                                                ========== ========== =========== ===========
Average Common Shares Outstanding                  25,195     24,946      25,162      24,915

Basic Earnings Per Share of Common Stock:
  From continuing operations                    $    0.07  $    0.40  $     1.21  $     1.34
  From discontinued segment                             -       0.01           -        0.01
  From gain on sale of discontinued segment             -          -        0.10          -
                                                ---------- ---------- ----------- ----------
    Total basic earnings per share              $    0.07  $    0.41  $     1.31  $     1.35
                                                ========== ========== =========== ===========
Diluted Earnings Per Share of Common Stock:
  From continuing operations                    $    0.07  $    0.39  $     1.19  $     1.32
  From discontinued segment                             -       0.01           -        0.01
  From gain on sale of discontinued segment             -          -        0.10           -
                                                ---------- ---------- ----------- -----------
    Total diluted earnings per share            $    0.07  $    0.40  $     1.29  $     1.33
                                                ========== ========== =========== ===========
Dividends Per Share of Common Stock             $    0.31  $   0.305  $      .62  $      .61


                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
        (2) Consolidated Statements of Earnings Invested in the Business
                      (Thousands, Six Months Ended June 30)
                                   (Unaudited)

                                                     2000                    1999
                                             ---------------------- ----------------------
Earnings Invested in the Business:
Balance at Beginning of Period               $  118,711             $  106,513
Net Income                                       34,125  $  34,125      34,827  $  34,827
Dividends Paid:
  Redeemable preferred and preference stock      (1,249)                (1,281)
  Common stock                                  (15,585)               (15,183)
Common Stock Repurchased                           (459)                     -
                                             -----------            -----------
Balance at End of Period                     $  135,543             $  124,876
                                             ===========            ===========
Accumulated Other Comprehensive Income
  (Loss):
Balance at Beginning of Period               $   (3,181)            $   (2,460)
  Other comprehensive income-net of tax:
    Unrealized gain on securities                    37         37           -          -
    Foreign currency translation adjustment           -          -        (516)      (516)
    Recognition of foreign currency
     translation adjustment included
     in gain on sale of discontinued
     segment                                      3,181      3,181           -          -
                                             ----------- ---------- ----------- ----------
Comprehensive Income                                     $  37,343              $  34,311
                                                         ==========             ==========
Balance at End of Period                     $       37             $   (2,976)
                                             ===========            ===========


                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                  (Unaudited)  (Unaudited)
                                                    June 30,     June 30,       Dec. 31,
                                                     2000          1999           1999
                                                   --------      --------        ------
Assets:
  Plant and Property:
  Utility plant                                  $  1,367,202  $  1,284,049  $  1,331,415
  Less accumulated depreciation                       457,040       423,704       436,386
                                                 ------------- ------------- -------------
    Utility plant - net                               910,162       860,345       895,029
                                                 ------------- ------------- -------------
  Non-utility property                                  8,532        84,577         8,548
  Less accumulated depreciation and depletion           7,706        32,179         7,654
                                                 ------------- ------------- -------------
  Non-utility property - net                              826        52,398           894
                                                 ------------- ------------- -------------
    Total plant and property                          910,988       912,743       895,923
                                                 ------------- ------------- -------------

Investments and Other                                  15,716        15,515        16,557
Current Assets:
  Cash and cash equivalents                            10,419        20,693        10,013
  Accounts receivable - net                            22,482        29,248        43,349
  Accrued unbilled revenue                              7,201         6,955        31,550
  Inventories of gas, materials and supplies           29,121        19,283        33,919
  Investment in discontinued segment                        -             -        29,163
  Property held for sale                               17,286        12,293        16,712
  Prepayments and other current assets                 14,054        11,099        18,349
                                                 ------------- ------------- -------------
    Total current assets                              100,563        99,571       183,055
Regulatory Tax Assets                                  51,060        56,860        51,060
Deferred Gas Costs Receivable                          17,520        19,744        20,950
Deferred Debits and Other                              76,330        78,467        76,878
                                                 ------------- ------------- -------------
    Total Assets                                 $  1,172,177  $  1,182,900  $  1,244,423
                                                 ============= ============= =============

Capitalization and Liabilities:
Capitalization:
  Common stock                                   $    316,347  $    311,247  $    314,066
  Earnings invested in the business                   135,543       124,876       118,711
  Accumulated other comprehensive income (loss)            37        (2,976)       (3,181)
                                                 ------------- ------------- -------------
    Total common stock equity                         451,927       433,147       429,596
  Redeemable preference stock                          25,000        25,000        25,000
  Redeemable preferred stock                            9,793        10,564        10,564
  Long-term debt                                      396,080       366,607       396,379
                                                 ------------- ------------- -------------
    Total capitalization                              882,800       835,318       861,539
                                                 ------------- ------------- -------------
Minority Interest                                           -        16,115             -
                                                 ------------- ------------- -------------
Current Liabilities:
  Notes payable                                        10,307        55,646        94,149
  Accounts payable                                     51,805        55,049        68,163
  Long-term debt due within one year                   10,000             -        10,000
  Taxes accrued                                         5,380        11,076         4,101
  Interest accrued                                      4,707         5,227         4,673
  Other current and accrued liabilities                39,899        35,798        39,153
                                                 ------------- ------------- -------------
    Total current liabilities                         122,098       162,796       220,239
Deferred Investment Tax Credits                         9,821        10,628        10,393
Deferred Income Taxes                                 140,828       139,676       136,150
Regulatory Liabilities and Other                       16,630        18,367        16,102
Commitments and Contingencies                               -             -             -
                                                 ------------- ------------- -------------
    Total Capitalization and Liabilities         $  1,172,177  $  1,182,900  $  1,244,423
                                                 ============= ============= =============


                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                   (4) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                       ---------------------
                                                                          2000      1999
                                                                       ---------- ----------
Operating Activities:
  Net income from continuing operations                                $  31,690  $  34,713
  Adjustments to reconcile net income to cash provided by operations:
    Depreciation, depletion and amortization                              23,218     22,635
    Deferred income taxes and investment tax credits                       4,106     (1,254)
    Equity in (earnings) losses of investments                               166       (103)
    Allowance for funds used during construction                            (251)      (278)
    Deferred gas costs receivable                                          3,430      8,051
    Regulatory accounts and other - net                                    1,076     (8,884)
                                                                       ---------- ----------
      Cash from operations before working capital changes                 63,435     54,880
    Changes in operating assets and liabilities:
      Accounts receivable - net                                           20,867     18,173
      Accrued unbilled revenue                                            24,349     27,303
      Inventories of gas, materials and supplies                           4,798      1,975
      Accounts payable                                                   (16,358)        27
      Accrued interest and taxes                                           1,313      2,613
      Other current assets and liabilities                                 5,041     17,242
                                                                       ---------- ----------
    Cash Provided by Continuing Operating Activities                     103,445    122,213
                                                                       ---------- ----------
    Cash Provided by Discontinued Segment - net                           34,779         96
                                                                       ---------- ----------
Investing Activities:
  Acquisition and construction of utility plant assets                   (38,005)   (46,942)
  Investments in non-utility property                                       (601)    (6,293)
  Investments and other                                                      675      1,416
                                                                       ---------- ----------
    Cash Used in Investing Activities                                    (37,931)   (51,819)
                                                                       ---------- ----------
Financing Activities:
  Common stock issued                                                      2,544      2,765
  Common stock repurchased                                                (1,021)         -
  Redeemable preferred stock retired                                        (771)      (935)
  Long-term debt retired                                                       -    (10,000)
  Change in short-term debt                                              (83,842)   (32,546)
  Cash dividend payments:
    Redeemable preferred and preference stock                             (1,249)    (1,281)
    Common stock                                                         (15,585)   (15,183)
  Capital stock expense and other                                             37          -
                                                                       ---------- ----------
    Cash Used in Financing Activities                                    (99,887)   (57,180)
                                                                       ---------- ----------
Increase in Cash and Cash Equivalents                                        406     13,310
Cash and Cash Equivalents - Beginning of Period                           10,013      7,383
                                                                       ---------- ----------
Cash and Cash Equivalents - End of Period                              $  10,419  $  20,693
                                                                       ========== ==========
============================================================================================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                           $  16,607  $  15,762
    Income taxes                                                       $  17,391  $  17,300
============================================================================================
Supplemental Disclosure of Non-cash Financing Activities:
  Conversion to common stock:
    7-1/4% Series of Convertible Debentures                            $     299  $     131
============================================================================================


                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (5) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)

                                            (Unaudited)         (Unaudited)
                                           June 30, 2000       June 30, 1999      Dec. 31, 1999
                                           -------------       -------------      -------------
Common Stock Equity:
  Common stock - par value $3-1/6 per share  $  79,750          $  79,094          $  79,458
  Premium on common stock                      236,597            232,153            234,608
  Earnings invested in the business            135,543            124,876            118,711
  Accumulated other comprehensive
    income (loss)                                   37             (2,976)            (3,181)
                                             ----------         ----------         ----------
       Total common stock equity                451,927    51%     433,147    52%     429,596    50%
                                             ----------  -----  ----------  -----  ----------  -----
Redeemable Preference Stock:
  $6.95 Series, stated value $100 per share     25,000     3%      25,000     3%      25,000     3%
                                             ----------  -----  ----------  -----   ---------  -----
Redeemable Preferred Stock:
  Stated value $100 per share:
  $4.75 Series                                      43                 64                 64
  $7.125 Series                                  9,750             10,500             10,500
                                             ----------         ----------         ----------
    Total redeemable preferred stock             9,793     1%      10,564     1%      10,564     1%
                                             ----------  -----  ----------  -----  ----------  -----
Long-Term Debt:
  First Mortgage Bonds
  --------------------
    9-3/4% Series due 2015                      50,000             50,000             50,000
  Medium-Term Notes
  -----------------
  First Mortgage Bonds:
    5.96% Series B due 2000                      5,000              5,000              5,000
    5.98% Series B due 2000                      5,000              5,000              5,000
    6.62% Series B due 2001                     10,000                  -             10,000
    8.05% Series A due 2002                     10,000             10,000             10,000
    6.75% Series B due 2002                     10,000                  -             10,000
    5.55% Series B due 2002                     20,000             20,000             20,000
    6.40% Series B due 2003                     20,000             20,000             20,000
    6.34% Series B due 2005                      5,000              5,000              5,000
    6.38% Series B due 2005                      5,000              5,000              5,000
    6.45% Series B due 2005                      5,000              5,000              5,000
    6.80% Series B due 2007                     10,000             10,000             10,000
    6.50% Series B due 2008                      5,000              5,000              5,000
    8.26% Series B due 2014                     10,000             10,000             10,000
    7.00% Series B due 2017                     40,000             40,000             40,000
    6.60% Series B due 2018                     22,000             22,000             22,000
    8.31% Series B due 2019                     10,000             10,000             10,000
    7.63% Series B due 2019                     20,000                  -             20,000
    9.05% Series A due 2021                     10,000             10,000             10,000
    7.25% Series B due 2023                     20,000             20,000             20,000
    7.50% Series B due 2023                      4,000              4,000              4,000
    7.52% Series B due 2023                     11,000             11,000             11,000
    6.52% Series B due 2025                     10,000             10,000             10,000
    7.05% Series B due 2026                     20,000             20,000             20,000
    7.00% Series B due 2027                     20,000             20,000             20,000
    6.65% Series B due 2027                     20,000             20,000             20,000
    6.65% Series B due 2028                     10,000             10,000             10,000
  Unsecured:
    8.47% Series A due 2001                     10,000             10,000             10,000
  Convertible Debentures
  ----------------------
    7-1/4% Series due 2012                       9,080              9,607              9,379
                                             ----------         ----------         ----------
                                               406,080            366,607            406,379
Less long-term debt due within one year         10,000                  -             10,000
                                             ----------         ----------         ----------
  Total long-term debt                         396,080    45%     366,607    44%     396,379    46%
                                             ----------  -----  ----------  -----  ----------  -----
  Total Capitalization                       $ 882,800   100%   $ 835,318   100%   $ 861,539   100%
                                             ==========  =====  ==========  =====  ==========  =====


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

2.   Segment Reporting

          The Company principally operates in a single line of business consisting of the distribution of natural gas, which constitutes the "utility" segment. The "other" segment consists primarily of investments in alternative energy projects in California, a discontinued natural gas and oil exploration business in Canada, a Boeing 737-300 aircraft which is leased to Continental Airlines and non-utility gas storage services.

          The following table presents information about reportable segments for the three and six months ended June 30, 2000 and 1999. Inter-segment transactions are insignificant.

                                       Three Months Ended June 30,          Six Months Ended June 30,
                                  --------------------------------- ----------------------------------
Thousands                           Utility     Other       Total      Utility     Other       Total
--------------------------------- ----------- ---------- ----------- ------------ --------- -----------
2000
Net operating revenues            $   45,724   $     90  $   45,814   $  138,727  $    175  $  138,902
Income from operations                 9,792          -       9,792       63,649       122      63,771
Loss from financial investments            -        (33)        (33)           -      (111)       (111)
Net income (loss) from
continuing operations                  2,867       (369)      2,498       31,811      (121)     31,690
Net income (loss) from
discontinued segment                       -        (35)        (35)           -     2,435       2,435
Total Assets                       1,151,221     20,956   1,172,177    1,151,221    20,956   1,172,177

1999
Net operating revenues            $   55,170   $     71  $   55,241   $  140,972  $    174  $  141,146
Income (loss) from operations         22,201        (65)     22,136       67,726       (38)     67,688
Income (loss) from financial
investments                                -        370         370            -      (274)       (274)
Net income from continuing
operations                            10,157        372      10,529       34,566       147      34,713
Net income from discontinued
segment                                    -        255         255            -       114         114
Total Assets                       1,103,831     79,069   1,182,900    1,103,831    79,069   1,182,900

3.   Property Held for Sale

          Property held for sale is a new headquarters building which was constructed for the Port of Portland. This property has been classified as a current asset.

4.   Discontinued Segment

          On Jan. 26, 2000, the Company sold its interest in Canor Energy Ltd. (Canor), an Alberta, Canada corporation engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. The after-tax gain from the sale was $2.4 million, net of Canadian tax on dividends ($0.6 million) and U.S. income tax ($2.8 million).

          The consolidated financial statements of the Company have been restated to reflect the reclassification as a discontinued segment. Accordingly, Canor's operating revenues and expenses are included in net income from discontinued segment for 1999, and cash flows of this segment have been reported as "Cash Provided by Discontinued Segment - net" for all periods presented.

5.   Other Comprehensive Income

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains or losses on debt and equity securities held and available for sale, with any resulting gain or loss included as a component of stockholders' equity.

6.   Stock Repurchase Program

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program to extend through May 2001. The purchases will be made in the open market or through privately negotiated transactions. As of June 30, 2000, the Company had repurchased 45,000 shares of common stock at a total cost of $1.0 million.

7.   Contingencies

          NW Natural owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956. The site has been under investigation by the Company in recent years under program oversight by the Oregon Department of Environmental Quality (ODEQ). During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a
5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the site. In March 2000, Region 10 of the EPA reported that it would recommend the Portland Harbor for listing as a Superfund site, and in July 2000, the governor of Oregon concurred with the EPA's proposal to move forward with the listing. Future remediation of NW Natural's Linnton site may be affected by any EPA management plan for the Portland Harbor. (See Part II, Item 8, Note 12, "Environmental Matters," in the 1999 Form 10-K.)

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

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 2000 and 1999.

Earnings and Dividends
----------------------

          The Company's earnings applicable to common stock were $1.8 million, or 7 cents a diluted share, in the quarter ended June 30, 2000, down from $10.2 million, or 40 cents a diluted share, in the second quarter of 1999.

          NW Natural earned 9 cents a diluted share from utility operations in the second quarter of 2000, compared to 38 cents a diluted share in the same period in 1999. Weather during the three months ended June 30, 2000 was 8 percent warmer than average and 31 percent warmer than the second quarter of 1999. NW Natural estimates that the weather related decrease in net operating revenues (margin) from sales to residential and commercial customers during the second quarter of 2000 was equivalent to earnings of 9 cents a share compared to a similar period with average weather, and 20 cents a share compared to the same period in 1999. Results for the second quarter of 1999 included reductions to the litigation and interest reserves for the Chase Gardens case equivalent to 9 cents a share (see Part I, Item 3., "Legal Proceedings," in the 1999 Form 10-K).

          The Company earned $32.9 million, or $1.29 a diluted share, and $33.6 million, or $1.33 a diluted share, for the six months ended June 30, 2000 and 1999, respectively. Year-to-date, NW Natural earned $1.20 a share from utility operations compared to $1.32 a share in the same period in 1999. Weather in the first half of the year was 5 percent warmer in 2000 than in 1999, resulting in a decrease in margin from residential and commercial customers equivalent to an estimated 19 cents a share of earnings.

          Financial Corporation incurred a loss of 2 cents a share during the second quarter of 2000, compared to income of 2 cents a share during the second quarter of 1999. For the six months ended June 30, 2000, Financial Corporation incurred a loss of 1 cent a share for 2000 compared to income of 1 cent a share for 1999. See "Subsidiary Operations," below.

          Dividends paid on common stock were 31 cents a share and 30.5 cents a share for the three-month periods ended June 30, 2000 and 1999, respectively. In July 2000, the Company's Board of Directors declared a quarterly dividend of 31 cents a share on the common stock, payable August 15, 2000, to shareholders of record on July 31, 2000. The current indicated annual dividend rate is $1.24 a share.

Results of Operations
---------------------

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues:

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                           ------------------------  ------------------------
                                               2000        1999         2000         1999
                                           -----------  -----------  ------------ -----------
Gas Sales and Transportation Volumes - Therms (000's):
    Residential and commercial sales          114,246      134,629      382,334      402,533
    Unbilled volumes                          (19,044)     (16,545)     (38,403)     (46,999)
                                           -----------  -----------  ------------ -----------
        Weather-sensitive volumes              95,202      118,084      343,931      355,534
    Industrial firm sales                      17,843       21,355       41,909       48,667
    Industrial interruptible sales             12,950       13,210       28,520       27,701
                                           -----------  -----------  ------------ -----------
        Total gas sales                       125,995      152,649      414,360      431,902
    Transportation deliveries                 109,829      110,399      237,660      217,409
                                           -----------  -----------  ------------ -----------

    Total volumes sold and delivered          235,824      263,048      652,020      649,311
                                           ===========  ===========  ===========  ===========

Utility Operating Revenues - Dollars (000's):
    Residential and commercial sales       $   79,995   $   85,032   $  258,347   $  248,888
    Unbilled revenues                         (11,687)      (9,167)     (24,336)     (26,443)
                                           -----------  -----------  ------------ -----------
        Weather-sensitive revenues             68,308       75,865      234,011      222,445
    Industrial firm sales                       8,099        8,954       19,058       20,418
    Industrial interruptible sales              4,861        3,989       10,694        8,656
                                           -----------  -----------  ------------ -----------
        Total gas sales                        81,268       88,808      263,763      251,519
    Transportation revenues                     5,208        4,877       11,193        9,683
    Other revenues                               (548)         456       (2,516)         669
                                           -----------  -----------  ------------ -----------

    Total utility operating revenues       $   85,928   $   94,141   $  272,440   $  261,871
                                           ===========  ===========  ===========  ===========

Cost of gas sold - Dollars (000's)         $   40,204   $   38,971   $  133,713   $  120,899
                                           ===========  ===========  ===========  ===========

Total number of customers (end of period)     508,795      487,516      508,795      487,516
                                           ===========  ===========  ===========  ===========
Degree days:
    Actual                                        616          887        2,595        2,742
    20-year average                               673          658        2,508        2,506

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 8 percent warmer than average in the second quarter of 2000 and 31 percent warmer than in the second quarter of 1999. For the first six months of 2000, weather was 3 percent colder than average but 5 percent warmer than the first six months of 1999.

          NW Natural continues to experience rapid customer growth, with 21,279 customers added since June 30, 1999 for a growth rate of 4.4 percent. In the three years ended Dec. 31, 1999, approximately 68,000 customers were added to the system, representing an average annual growth rate of 5 percent.

          Volumes of gas sold to residential and commercial customers were 22.9 million therms, or 19 percent, lower in the second quarter of 2000 than in the second quarter of 1999. Related revenues decreased $7.6 million, or 10 percent, due to the lower volumes, partially offset by rate increases effective during 1999. (See Part II, Item 7, "Results of Operations - Regulatory Matters," in the 1999 Form 10-K.) Customer growth in the residential and commercial segments since June 30, 1999, contributed an estimated $1.6 million of additional margin during the second quarter of 2000.

          Residential and commercial volumes were 11.6 million therms, or 3 percent, lower, while related revenues increased $11.6 million, or 5 percent, in the first six months of 2000 as compared to 1999. The effects on revenues of rate increases during 1999 more than offset the effects of decreased volumes due to warmer weather.

          In order to match revenues with related purchased gas costs, NW Natural records estimated unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 4.3 million therms, or 3 percent, lower in the second quarter of 2000 than in the same period of 1999. Margin from these customers decreased from $11.4 million in the second quarter of 1999 to $10.8 million in the second quarter of 2000. Transportation volumes decreased 0.6 million therms while gas sales to industrial firm and interrruptible customers decreased 3.7 million therms.

          For the current six-month period, total industrial sales and transportation volumes increased 14.3 million therms, or 5 percent, in 2000. Margin from these customers was $0.2 million, or 1 percent, higher than in the first six months of 1999.

          Other revenues, which relate primarily to accumulations or amortizations of regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K), decreased $1.0 million during the second quarter of 2000 compared to the second quarter of 1999. Year-to-date other revenue decreased $3.2 million compared to the first six months of 1999. In 2000, other revenues consisted of regulatory adjustments totaling $3.7 million, including amortizations relating to Y2K costs ($0.7 million) and conservation program costs ($3.0 million) offset by customer fees ($0.8 million) and miscellaneous revenues ($0.4 million). Other revenue in the first six months of 1999 included customer fees ($0.6 million) and miscellaneous revenues ($0.4 million), offset by regulatory adjustments ($0.2 million).

          Cost of Gas
          -----------

          The cost per therm of gas sold was 25 percent higher during the second quarter of 2000 than in the second quarter of 1999, and was 15 percent higher year-to-date. The cost of gas sold includes current gas purchases, gas withdrawals from storage, system demand costs adjusted for seasonal volumes and regulatory deferrals. The cost of gas sold was reduced by non-regulated sales of $1.4 million and $0.7 million for the first six months of 2000 and 1999, respectively. Under an agreement with the Oregon Public Utility Commission
(OPUC), net proceeds from these sales are treated as a reduction to cost of gas sold.

          The cost per therm of gas purchased was 45 percent higher in the second quarter of 2000 than in the second quarter of 1999, and was 27 percent higher year-to-date, due to higher prevailing prices in the natural gas commodity market. NW Natural was able to offset some of the negative earnings impact from higher gas prices through an active natural gas commodity hedge program. In the second quarter of 2000, NW Natural recorded a gain of $4.1 million from commodity swaps compared to a loss of $0.5 million in the same period of 1999. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas.

          NW Natural has a Purchased Gas Adjustment (PGA) tariff in Oregon, under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. NW Natural recognizes 33 percent of the difference between actual and projected gas costs in current operating results while the remaining 67 percent is deferred for recovery from, or refund to, customers in future periods. NW Natural deferred $1.0 million of higher gas costs in the second quarter of 2000 and $1.5 million year-to-date, and expects to begin recovering these amounts from customers later this year. Accordingly, the Company absorbed $0.5 million of the higher gas costs in the second quarter and $0.8 million year-to-date, reducing earnings by 1 cent a share and 2 cents a share, respectively.

          Subsidiary Operations
          ---------------------

          The following table summarizes financial information for Financial
Corporation:

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                           ---------------------   ---------------------
                                              2000        1999        2000        1999
                                           ---------   ---------   ---------   ---------
Consolidated Subsidiary (Thousands):
Net Operating Revenues                     $     90    $     71    $    175    $    174
Operations and Maintenance Expense               17          80         (42)        134
Depreciation, Depletion and Amortization         73          56          95          78
                                           ---------   ---------   ---------   ---------
Income from Operations                            -         (65)        122         (38)
Income (Loss) from Financial Investments        (33)        370        (111)       (274)
Other Income - net                               76         128         199         196
                                           ---------   ---------   ---------   ---------
Income (Loss) Before Income Taxes                43         433         210        (116)
Income Tax Expense (Benefit)                    443          62         376        (219)
                                           ---------   ---------   ---------   ---------
Net Income (Loss)                          $   (400)   $    371    $   (166)   $    103
                                           ==========  =========   ==========  =========

          Results from Financial Corporation's operations in the second quarter of 2000 were a loss equivalent to 2 cents a share, compared to income of 2 cents a share for the second quarter of 1999. Results were weaker in the current year primarily due to adjustments totaling $0.6 million to Financial Corporation's deferred income tax accounts recorded in the second quarter of 2000.

          For the six months ended June 30, 2000, Financial Corporation recorded a loss equivalent to 1 cent a share compared to income of 1 cent a share in the first six months of 1999.

          Financial Corporation's net assets at June 30, 2000, were $7.0 million, compared to $6.7 million at June 30, 1999.

     Discontinued Segment
     --------------------

          In the fourth quarter of 1999, the Company decided to sell its interest in Canor with the effect that Canor was reclassified as a discontinued segment. The Company sold Canor in the first quarter of 2000 and reported a gain equivalent to 10 cents a share (see Part I, Note 4, above). Net income from the discontinued segment for the six months ended June 30, 1999, was $0.1 million, net of tax, equivalent to 1 cent a share.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $0.6 million, or 2 percent, higher in the first six months of 2000 compared to the same period in 1999. NW Natural's expenses increased $0.8 million, or 2 percent, primarily due to reductions to the litigation reserve in the second quarter of 1999 due to an appellate court decision in the Company's favor in the Chase Gardens case ($3.0 million), offset by lower bad debt accruals ($0.7 million), reduced bonus accruals ($0.3 million) and lower marketing costs ($1.2 million) in the first six months of 2000.

          Taxes Other than Income Taxes
          -----------------------------

          Taxes other than income taxes increased $0.4 million, or 3 percent, in the first six months of 2000 compared to the first half of 1999. Property taxes increased $0.3 million and regulatory fees increased $0.1 million.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense increased $0.7 million, or 3 percent, compared to the first six months of 1999. NW Natural's depreciation expense increased by $0.7 million primarily due to the placement into service in December 1999 of additional Mist underground gas storage facilities.

     Other Income
     ------------

          The Company's other income for the year-to-date was $0.2 million higher than in 1999. The increase was primarily due to a development fee relating to construction of the Port of Portland Building ($0.3 million); a gain on the sale of shares in an insurance company received as the result of a demutualization ($0.2 million); and a smaller subsidiary investment loss ($0.2 million); partially offset by a decrease in interest income from regulatory account balances ($0.6 million).

     Interest Charges - net
     ----------------------

          The Company's net interest expense increased $1.8 million, or 12 percent, in the first six months of 2000 compared to the same period in 1999. The increase was due to a $39.5 million increase in long-term debt outstanding, and an adjustment relating to the Chase Gardens case that reduced interest expense by $0.9 million in the first half of 1999.

     Income Taxes
     ------------

          The effective corporate income tax rates from continuing operations during the six months ended June 30, 2000 and 1999, were 35.9 percent and 36.8 percent, respectively.

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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Continuing operations provided net cash of $103.4 million in the six months ended June 30, 2000, a 15 percent decrease from $122.2 million in the first six months of 1999. An increase in cash from operations ($8.6 million) was offset by higher working capital requirements ($27.3 million). The increase in cash from continuing operations compared to the first six months of 1999 was primarily due to a decrease in regulatory account net debit balances in 2000 ($10.0 million), an increase in deferred income taxes ($5.4 million) and higher depreciation, depletion and amortization ($0.6 million), offset by a smaller decrease in deferred gas costs receivable ($4.6 million) and lower net income from continuing operations ($3.0 million). The increase in working capital requirements was due to a larger decrease in accounts payable ($16.3 million), a smaller increase in other current net liabilities ($12.2 million), a smaller decrease in unbilled revenue ($3.0 million) and a smaller increase in accrued interest and taxes ($1.3 million); offset by a larger decrease in inventories ($2.8 million) and a larger reduction of accounts receivable ($2.7 million).

          The discontinued segment provided net cash of $34.8 million in the first six months of 2000, due to the sale of the Company's interest in Canor, compared to net cash provided by Canor of $0.1 million in the first six months of 1999.

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for year-to-date utility construction in 2000 totaled $38.0 million, down $8.9 million from the first six months of 1999. The decrease was primarily due to the completion of additional underground storage facilities in 1999.

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

          Investments in non-utility property in the first six months of 2000 consisted of final payments for the construction of the new headquarters building for the Port of Portland of $0.6 million, compared to $6.2 million invested in the Port of Portland Building during the first six months of 1999. The purchase and sale agreement between NW Natural and the Port of Portland provides for the Port to pay at closing an established purchase price for construction of the core and shell of the building plus NW Natural's costs for construction and tenant improvements. NW Natural anticipates that closing will occur during the current fiscal year. In June and August 1999, the Port made construction progress payments in advance of closing totaling $18.8 million, which were used to pay off the balance outstanding under a line of credit used for construction of the building.

          There were no new capital investments by Financial Corporation during the first six months of 2000 or 1999.

          Financing Activities
          --------------------

          Internally generated cash, including cash from the sale of Canor, was used to reduce short-term debt by $83.8 million in the first six months of 2000, compared to a reduction of $32.5 million in the first six months of 1999.

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program to extend through May 2001. The purchases will be made in the open market or through privately negotiated transactions. As of June 30, 2000, the Company had repurchased 45,000 shares of common stock at a total cost of $1.0 million.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. The commercial paper is supported by bank lines of credit (see "Lines of Credit," below). Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K). NW Natural had $10.3 million of commercial paper notes outstanding at June 30, 2000, compared to $48.9 million outstanding at June 30, 1999. Financial Corporation had no commercial paper notes outstanding at those dates.

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

          Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of June 30, 2000 or 1999.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 6 months and 12 months ended June 30, 2000, and the 12 months ended Dec. 31, 1999, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.95, 2.92 and 3.12, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

     Environmental Matters
     ---------------------

          NW Natural owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956. The site has been under investigation by the Company in recent years under program oversight by the Oregon Department of Environmental Quality (ODEQ). During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a
5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the site. In March 2000, Region 10 of the EPA reported that it would recommend the Portland Harbor for listing as a Superfund site, and in July 2000 the governor of Oregon concurred with the EPA's proposal to move forward with the listing. Future remediation of NW Natural's Linnton site may be affected by any EPA management plan for the Portland Harbor. (See Part II, Item 8, Note 12, "Environmental Matters," in the 1999 Form 10-K.)

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

                           PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NW Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 25, 2000. At the meeting, four Class I director-nominees were elected to three-year terms, as follows:

                           Term        Share Votes    Share Votes
     Director-nominee      Expiring    For            Withheld
     ------------------- ----------- --------------- ------------

     Richard B. Keller        2003      22,671,947     294,988

     Randall C. Pape          2003      22,688,833     278,102

     Robert L. Ridgley        2003      22,665,250     301,685

     Dwight A. Sangrey        2003      22,689,100     277,835

          The other eight directors whose terms of office as directors continued after the annual meeting are: Mary Arnstad, Thomas E. Dewey, Jr., Tod R. Hamachek, Wayne D. Kuni, Richard G. Reiten, Melody C. Teppola, Russell F. Tromley and Benjamin R. Whiteley.

          The shareholders reapproved the 1985 Stock Option Plan by the following vote: 21,654,192 shares voted for; 881,645 shares voted against; and 431,098 shares abstained from voting.

          The shareholders also approved amendments to the Employee Stock Purchase Plan to increase the number of shares authorized to be issued under that Plan from 600,000 to 800,000 shares, and to reduce the offering price from 92 to 85 percent of the fair market value on the offering date. The vote on these amendments was as follows: 21,489,564 shares voted for; 989,072 shares voted against; and 488,299 shares abstained from voting on this matter.

          The shareholders also elected PricewaterhouseCoopers LLP, certified public accountants, as NW Natural's auditors for the year 2000 by the following vote: 22,673,074 shares voted for; 91,817 shares voted against; and 202,044 shares abstained.

          There were no broker non-votes on any of the items voted on at the 2000 annual meeting.

Item 5.   OTHER INFORMATION

     Regulatory Developments
     -----------------------

          On July 31, 2000, the Washington Utilities and Transportation Commission approved, effective Aug. 1, 2000, a filing by NW Natural to increase rates by an average of 23 percent for the Company's Washington sales customers. The rate increases reflect increases in the cost of natural gas commodity purchased under contracts with gas producers (see Part I, Item 2., Results of Operations, "Comparison of Gas Operations--Cost of Gas," above).

          NW Natural intends to file with the OPUC for approval of rate increases in Oregon reflecting similar increases in gas commodity costs. This filing will be pursuant to NW Natural's Oregon PGA tariff which permits filings for out-of-cycle rate adjustments if the Company's cost of gas changes by 10 percent or more. The rate increases for the Company's Oregon customers will be proposed to be effective on Oct. 1, 2000, rather than on the normal rate change date of Dec. 1, 2000.

          Even assuming the rates approved in Washington and to be filed for approval in Oregon, NW Natural expects to continue to enjoy a price advantage over competing fuels, including heating oil as well as electricity provided by the investor-owned electric utilities in its service territory.

     Stock Listing
     -------------

          On July 27, 2000, the Company's Common Stock, $3-1/6 par value, and the Common Share Purchase Rights appurtenant thereto, began trading on the New York Stock Exchange, Inc. under the symbol "NWN." The stock previously traded on the Nasdaq National Market with the symbol NWNG.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11 -   Statement re: Computation of Per Share Earnings

     Exhibit 12 -   Computation of Ratio of Earnings to Fixed Charges

     Exhibit 27 -   Financial Data Schedule

(b)  Reports on Form 8-K

          On May 25, 2000, the Company filed its Current Report on Form 8-K relating to the listing of the Company's Common Stock on the New York Stock Exchange and announcing a share repurchase program.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY
                                        (Registrant)


Dated:  August 11, 2000                 /s/ Stephen P. Feltz
                                        ---------------------------------------
                                        Stephen P. Feltz
                                        Principal Accounting Officer
                                        Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                  June 30, 2000

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