Form 10-Q
period 2000-09-30
NORTHWEST NATURAL GAS CO
filed 2000-11-13
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition period from            to
                                            ----------    ----------

                            Commission File No. 0-994

                                [LOGO] NW NATURAL

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 6, 2000, 25,175,410 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                               September 30, 2000

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                             Page
                                                                          Number
                                                                          ------

          (1)  Consolidated Statements of Income for the three and
               nine-month periods ended Sept. 30, 2000 and 1999              3

          (2)  Consolidated Statements of Earnings Invested in the
               Business for the nine-month periods ended Sept. 30,
               2000 and 1999                                                 4

          (3)  Consolidated Balance Sheets at Sept. 30, 2000 and
               1999 and Dec. 31, 1999                                        5

          (4)  Consolidated Statements of Cash Flows for the
               nine-month periods ended Sept. 30, 2000 and 1999              6

          (5)  Consolidated Statements of Capitalization at Sept.
               30, 2000 and 1999 and Dec. 31, 1999                           7

          (6)  Notes to Consolidated Financial Statements                    8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        19


                           PART II. OTHER INFORMATION

Item 5.   Other Information                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                  19

          Signature                                                         20

                                         NORTHWEST NATURAL GAS COMPANY
                                         PART I. FINANCIAL INFORMATION
                                     (1) Consolidated Statements of Income
                                     (Thousands, Except Per Share Amounts)
                                                  (Unaudited)


                                                 Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                 ----------------------------  ---------------------------
                                                       2000          1999          2000          1999
                                                    ---------     ---------     ---------     ---------
Operating Revenues:
  Gross operating revenues                          $  61,187     $  55,737     $ 333,900     $ 317,862
  Cost of sales                                        25,689        22,132       159,500       143,111
                                                    ---------     ---------     ---------     ---------
    Net operating revenues                             35,498        33,605       174,400       174,751

Operating Expenses:
  Operations and maintenance                           18,756        17,986        56,283        54,903
  Taxes other than income taxes                         5,305         4,971        19,691        18,986
   Depreciation, depletion and amortization            12,173        11,406        35,391        33,932
                                                    ---------     ---------     ---------     ---------
     Total operating expenses                          36,234        34,363       111,365       107,821
                                                    ---------     ---------     ---------     ---------

Income (Loss) from Operations                            (736)         (758)       63,035        66,930

Other Income                                            1,322         2,012         3,459         3,946
Interest Charges - net                                  8,399         7,786        24,900        22,464
                                                    ---------     ---------     ---------     ---------
Income (Loss) Before Income Taxes                      (7,813)       (6,532)       41,594        48,412
                                                    ---------     ---------     ---------     ---------

Income Tax (Benefit) Expense                           (2,945)       (2,924)       14,772        17,307

Net Income (Loss) from Continuing Operations           (4,868)       (3,608)       26,822        31,105

Discontinued Segment:
  Income from discontinued segment -
    net of tax                                              -            48             -           162
  Gain (loss) on sale of discontinued segment -
    net of tax                                            (17)            -         2,418             -
                                                    ---------     ---------     ---------     ---------
Net Income (Loss)                                      (4,885)       (3,560)       29,240        31,267
Redeemable Preferred and Preference Stock
  Dividend Requirements                                   604           623         1,848         1,893
                                                    ---------     ---------     ---------     ---------
Earnings (Loss) Applicable to Common Stock          $  (5,489)    $  (4,183)    $  27,392     $  29,374
                                                    =========     =========     =========     =========

Average Common Shares Outstanding                      25,203        25,007        25,175        24,946

Basic Earnings (Loss) Per Share of Common Stock:
  From continuing operations                        $   (0.22)    $   (0.17)    $    0.99     $    1.17
  From discontinued segment                                 -             -             -          0.01
  From gain on sale of discontinued segment                 -             -          0.10             -
                                                    ---------     ---------     ---------     ---------
    Total basic earnings (loss) per share           $   (0.22)    $   (0.17)    $    1.09     $    1.18
                                                    =========     =========     =========     =========

Diluted Earnings (Loss) Per Share of Common Stock:
  From continuing operations                        $   (0.22)    $   (0.17)    $    0.99     $    1.16
  From discontinued segment                                 -             -             -          0.01
  From gain on sale of discontinued segment                 -             -          0.09             -
                                                    ---------     ---------     ---------     ---------
    Total diluted earnings (loss) per share         $   (0.22)    $   (0.17)    $    1.08     $    1.17
                                                    =========     =========     =========     =========

Dividends Per Share of Common Stock                 $    0.31     $   0.305     $    0.93     $   0.915


                 See Notes to Consolidated Financial Statements

                                         NORTHWEST NATURAL GAS COMPANY
                                         PART I. FINANCIAL INFORMATION
                       (2) Consolidated Statements of Earnings Invested in the Business
                                                  (Thousands)
                                                  (Unaudited)


                                                  Nine Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                              2000                       1999
                                                  ---------------------------  ---------------------------
Earnings Invested in the Business:
Balance at Beginning of Period                       $118,711                    $106,513
Net Income                                             29,240       $29,240        31,267       $31,267
Dividends Paid:
  Redeemable preferred and preference stock            (1,858)                     (1,904)
  Common stock                                        (23,393)                    (22,804)
Common Stock Repurchased                                 (674)                          -
                                                    ---------                   ---------
Balance at End of Period                             $122,026                    $113,072
                                                    =========                   =========
Accumulated Other Comprehensive Income
  (Loss):

Balance at Beginning of Period                        ($3,181)                    ($2,460)
  Other comprehensive income (loss) - net of tax:
    Recognition of foreign currency
     translation adjustment included
     in gain on sale of discontinued segment            3,181         3,181          (621)         (621)
                                                    ---------     ---------     ---------     ---------

Comprehensive Income                                                $32,421                     $30,646
                                                                  =========                   =========
Balance at End of Period                             $      -                     ($3,081)
                                                    =========                   =========


                 See Notes to Consolidated Financial Statements

                                    NORTHWEST NATURAL GAS COMPANY
                                    PART I. FINANCIAL INFORMATION
                                   (3) Consolidated Balance Sheets
                                             (Thousands)


                                                  (Unaudited)   (Unaudited)
                                                   Sept. 30,     Sept. 30,     Dec. 31,
                                                      2000          1999         1999
                                                  -----------   -----------   -----------
Assets:
Plant and Property :
  Utility plant                                   $ 1,387,887   $ 1,313,896   $ 1,331,415
  Less accumulated depreciation                       467,637       432,887       436,386
                                                  -----------   -----------   -----------
    Utility plant - net                               920,250       881,009       895,029
                                                  -----------   -----------   -----------
  Non-utility property                                  3,572        85,563         8,548
  Less accumulated depreciation and depletion           3,440        34,011         7,654
                                                  -----------   -----------   -----------
    Non-utility property - net                            132        51,552           894
                                                  -----------   -----------   -----------
    Total plant and property                          920,382       932,561       895,923
                                                  -----------   -----------   -----------
Investments and Other                                  14,999        16,352        16,557
Current Assets:
  Cash and cash equivalents                             9,472        17,961        10,013
  Accounts receivable - net                            19,387        21,842        43,349
  Accrued unbilled revenue                              8,655         8,005        31,550
  Inventories of gas, materials and supplies           49,237        37,121        33,919
  Investment in discontinued segment                        -             -        29,163
  Property held for sale                                  689        15,690        16,712
  Prepayments and other current assets                 24,881        21,647        18,349
                                                  -----------   -----------   -----------
    Total current assets                              112,321       122,266       183,055
Regulatory Tax Assets                                  51,060        56,860        51,060
Deferred Gas Costs Receivable                          17,610        19,902        20,950
Deferred Debits and Other                              76,901        79,975        76,878
                                                  -----------   -----------   -----------
    Total Assets                                  $ 1,193,273   $ 1,227,916   $ 1,244,423
                                                  ===========   ===========   ===========
Capitalization and Liabilities:
Capitalization:
  Common stock                                    $   317,179   $   312,809   $   314,066
  Earnings invested in the business                   122,026       113,072       118,711
  Accumulated other comprehensive income (loss)             -        (3,081)       (3,181)
                                                  -----------   -----------   -----------
    Total common stock equity                         439,205       422,800       429,596
  Redeemable preference stock                          25,000        25,000        25,000
  Redeemable preferred stock                            9,750        10,564        10,564
  Long-term debt                                      376,022       386,482       396,379
                                                  -----------   -----------   -----------
    Total capitalization                              849,977       844,846       861,539
                                                  -----------   -----------   -----------
Minority Interest                                           -        16,086             -
                                                  -----------   -----------   -----------
Current Liabilities:
  Notes payable                                        72,488        87,276        94,149
  Accounts payable                                     39,831        53,066        68,163
  Long-term debt due within one year                   30,000             -        10,000
  Taxes accrued                                         4,290         6,280         4,101
  Interest accrued                                      8,480         9,247         4,673
  Other current and accrued liabilities                21,740        40,922        39,153
                                                  -----------   -----------   -----------
    Total current liabilities                         176,829       196,791       220,239
Deferred Investment Tax Credits                         9,905        10,725        10,393
Deferred Income Taxes                                 140,171       140,817       136,150
Regulatory Liabilities and Other                       16,391        18,651        16,102
Commitments and Contingencies                               -             -             -
                                                  -----------   -----------   -----------
    Total Capitalization and Liabilities          $ 1,193,273   $ 1,227,916   $ 1,244,423
                                                  ===========   ===========   ===========


                 See Notes to Consolidated Financial Statements

                                    NORTHWEST NATURAL GAS COMPANY
                                    PART I. FINANCIAL INFORMATION
                              (4) Consolidated Statements of Cash Flows
                                             (Thousands)
                                             (Unaudited)


                                                                Nine Months Ended Sept. 30,
                                                                     2000          1999
                                                                  ---------     ---------
Operating Activities:
  Net income from continuing operations                           $  26,822     $  31,105
  Adjustments to reconcile net income to cash provided by
    continuing operations:
    Depreciation, depletion and amortization                         35,391        33,932
    Gain on sale of assets                                             (237)            -
    Deferred income taxes and investment tax credits                  3,533           (16)
    Equity in (earnings) losses of investments                           19          (552)
    Allowance for funds used during construction                       (471)         (567)
    Deferred gas costs receivable                                     3,340         7,893
    Regulatory accounts and other - net                                 266       (10,134)
                                                                  ---------     ---------
      Cash from operations before working capital changes            68,663        61,661
    Changes in operating assets and liabilities:
      Accounts receivable - net                                      23,962        25,396
      Accrued unbilled revenue                                       22,895        26,253
      Inventories of gas, materials and supplies                    (15,318)      (15,863)
      Accounts payable                                              (28,332)       (2,235)
      Accrued interest and taxes                                      3,996         1,837
      Other current assets and liabilities                          (23,945)       11,974
                                                                  ---------     ---------
    Cash Provided by Continuing Operating Activities                 51,921       109,023
                                                                  ---------     ---------
    Cash Provided by Discontinued Segment - net                      34,762            28
                                                                  ---------     ---------
Investing Activities:
  Acquisition and construction of utility plant assets              (60,141)      (78,685)
  Investment in non-utility property                                 (2,536)       (9,526)
  Proceeds from sale of assets                                       20,087             -
  Investments and other                                               1,010           865
                                                                  ---------     ---------
    Cash Used in Investing Activities                               (41,580)      (87,346)
                                                                  ---------     ---------
Financing Activities:
  Common stock issued                                                 3,590         4,202
  Common stock repurchased                                           (1,508)            -
  Redeemable preferred stock retired                                   (814)         (935)
  Long-term debt issued                                              50,000        20,000
  Long-term debt retired                                            (50,000)      (10,000)
  Change in short-term debt                                         (21,661)          314
  Cash dividend payments:
    Redeemable preferred and preference stock                        (1,858)       (1,904)
    Common stock                                                    (23,393)      (22,804)
                                                                  ---------     ---------
    Cash Used in Financing Activities                               (45,644)      (11,127)
                                                                  ---------     ---------

Increase (Decrease) in Cash and Cash Equivalents                       (541)       10,578
Cash and Cash Equivalents - Beginning of Period                      10,013         7,383
                                                                  ---------     ---------
Cash and Cash Equivalents - End of Period                         $   9,472     $  17,961
                                                                  =========     =========

=========================================================================================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                      $  21,017     $  19,748
    Income Taxes                                                  $  22,552     $  27,300
=========================================================================================
Supplemental Disclosure of Non-cash Financing Activities:
  Conversion to common stock:
    7-1/4 % Series of Convertible Debentures                      $     357     $     256
=========================================================================================


                 See Notes to Consolidated Financial Statements

                                         NORTHWEST NATURAL GAS COMPANY
                                         PART I. FINANCIAL INFORMATION
                                 (5) Consolidated Statements of Capitalization
                                     (Thousands, Except Per Share Amounts)


                                                      (Unaudited)        (Unaudited)
                                                     Sept. 30, 2000     Sept. 30, 1999     Dec. 31, 1999
                                                     --------------     --------------     -------------
Common Stock Equity:
  Common stock - par value $3-1/6 per share         $  79,831          $  79,296          $  79,458
  Premium on common stock                             237,348            233,513            234,608
  Earnings invested in the business                   122,026            113,072            118,711
  Accumulated other comprehensive income (loss)             -             (3,081)            (3,181)
                                                    ---------          ---------          ---------
      Total common stock equity                       439,205     52%    422,800     50%    429,596     50%
                                                    ---------  ------  ---------  ------  ---------  ------
Redeemable Preference Stock:
    $6.95 Series, stated value $100 per share          25,000      3%     25,000      3%     25,000      3%
                                                    ---------  ------  ---------  ------  ---------  ------
Redeemable Preferred Stock:
  Stated value $100 per share:
    $4.75  Series                                           -                 64                 64
    $7.125 Series                                       9,750             10,500             10,500
                                                    ---------          ---------          ---------
      Total redeemable preferred stock                  9,750      1%     10,564      1%     10,564      1%
                                                    ---------  ------  ---------  ------  ---------  ------
Long-Term Debt:
    First Mortgage Bonds
    --------------------
      9-3/4% Series due 2015                                -             50,000             50,000
    Medium-Term Notes
    -----------------
    First Mortgage Bonds:
      5.96% Series B due 2000                           5,000              5,000              5,000
      5.98% Series B due 2000                           5,000              5,000              5,000
      6.62% Series B due 2001                          10,000             10,000             10,000
      8.05% Series A due 2002                          10,000             10,000             10,000
      6.75% Series B due 2002                          10,000             10,000             10,000
      5.55% Series B due 2002                          20,000             20,000             20,000
      6.40% Series B due 2003                          20,000             20,000             20,000
      6.34% Series B due 2005                           5,000              5,000              5,000
      6.38% Series B due 2005                           5,000              5,000              5,000
      6.45% Series B due 2005                           5,000              5,000              5,000
      6.80% Series B due 2007                          10,000             10,000             10,000
      6.50% Series B due 2008                           5,000              5,000              5,000
      8.26% Series B due 2014                          10,000             10,000             10,000
      7.00% Series B due 2017                          40,000             40,000             40,000
      6.60% Series B due 2018                          22,000             22,000             22,000
      8.31% Series B due 2019                          10,000             10,000             10,000
      7.63% Series B due 2019                          20,000                  -             20,000
      9.05% Series A due 2021                          10,000             10,000             10,000
      7.25% Series B due 2023                          20,000             20,000             20,000
      7.50% Series B due 2023                           4,000              4,000              4,000
      7.52% Series B due 2023                          11,000             11,000             11,000
      7.72% Series B due 2025                          20,000                  -                  -
      6.52% Series B due 2025                          10,000             10,000             10,000
      7.05% Series B due 2026                          20,000             20,000             20,000
      7.00% Series B due 2027                          20,000             20,000             20,000
      6.65% Series B due 2027                          20,000             20,000             20,000
      6.65% Series B due 2028                          10,000             10,000             10,000
      7.74% Series B due 2030                          20,000                  -                  -
      7.85% Series B due 2030                          10,000                  -                  -
    Unsecured:
      8.47% Series A due 2001                          10,000             10,000             10,000
    Convertible Debentures
    ----------------------
      7-1/4% Series due 2012                            9,022              9,482              9,379
                                                    ---------          ---------          ---------
                                                      406,022            386,482            406,379
Less long-term debt due within one year                30,000                  -             10,000
                                                    ---------          ---------          ---------
    Total long-term debt                              376,022     44%    386,482     46%    396,379     46%
                                                    ---------  ------  ---------  ------  ---------  ------
    Total Capitalization                            $ 849,977    100%  $ 844,846    100%  $ 861,539    100%
                                                    =========  ======  =========  ======  =========  ======


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

          The following table presents information about reportable segments for the three and nine months ended Sept. 30, 2000 and 1999. Inter-segment transactions are insignificant.

                                            Three Months ended Sept. 30,        Nine Months ended Sept. 30,
                                            ----------------------------        ---------------------------
Thousands                                 Utility      Other       Total      Utility      Other       Total
---------------------------------------------------------------------------------------------------------------
2000
Net operating revenues                  $   35,434  $       64  $   35,498  $  174,161  $      239  $  174,400
Income (loss) from operations                 (862)        126        (736)     62,787         248      63,035
Income (loss) from financial investments         -          92          92           -         (19)        (19)
Net income (loss) from continuing
  operations                                (5,130)        262      (4,868)     26,681         141      26,822
Net income (loss) from discontinued
  segment                                        -         (17)        (17)          -       2,418       2,418
Total Assets                             1,172,879      20,394   1,193,273   1,172,879      20,394   1,193,273

1999

Net operating revenues                  $   33,523  $       82  $   33,605  $  174,495  $      256  $  174,751
Income (loss) from operations                 (780)         22        (758)     66,946         (16)     66,930
Income from financial investments                -         826         826           -         552         552
Net income (loss) from continuing
  operations                                (4,324)        716      (3,608)     30,242         863      31,105
Net income from discontinued
  segment                                        -          48          48           -         162         162
Total Assets                             1,134,154      93,762   1,227,916   1,134,154      93,762   1,227,916

3.   Property Held for Sale

          Property held for sale at Sept. 30, 2000, consists of oil and gas properties owned by NNG Financial Corporation. Property held for sale at Sept. 30, 1999, consisted of a new headquarters building which was constructed for the Port of Portland. Property held for sale is classified as a current asset.

4.   Discontinued Segment

          On Jan. 26, 2000, the Company sold its interest in Canor Energy Ltd. (Canor), an Alberta, Canada corporation engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. The after-tax gain from the sale was $2.4 million, net of Canadian tax on dividends ($0.6 million) and U.S. income tax ($2.8 million).

          The consolidated financial statements of the Company have been restated to reflect Canor as a discontinued segment. Accordingly, Canor's operating revenues and expenses are included in net income from discontinued segment for 1999, and its cash flows are reported as cash provided by discontinued segment for all periods presented.

5.   Other Comprehensive Income

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes the recognition of foreign currency translation adjustment losses which were accumulated in prior periods and realized in the gain on sale of discontinued segment.

6.   Stock Repurchase Program

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of its common stock through a repurchase program to extend through May 2001. Purchases are made in the open market or through privately negotiated transactions. As of Sept. 30, 2000, the Company had repurchased 66,800 shares of common stock at a total cost of $1.5 million.

7.   Contingencies

          The Company owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956. The site has been under investigation by the Company in recent years under program oversight by the Oregon Department of Environmental Quality (ODEQ). During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a
5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the site. In March 2000, Region 10 of the EPA reported that it would recommend the Portland Harbor for listing as a Superfund site, and in July 2000, the governor of Oregon concurred with the EPA's proposal to move forward with the listing. Future remediation of the Linnton site may be affected by any EPA management plan for the Portland Harbor. (See Part II, Item 8, Note 12, "Environmental Matters," in the 1999 Form 10-K.)

          The Company previously owned property adjacent to the Linnton site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (Wacker). On Oct. 4, 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker property. Both Wacker and NW Natural notified the ODEQ of their intent to comply with the order. The Company established a reserve of $0.3 million in the third quarter of 2000 for the estimated costs of the investigation. NW Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

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

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended Sept. 30, 2000 and 1999.

Earnings and Dividends
----------------------

          The Company incurred a loss of 22 cents a diluted share for the quarter ended Sept. 30, 2000, compared to a loss of 17 cents a share in last year's third quarter. The loss applicable to common stock was $5.5 million in the third quarter of 2000 and $4.2 million in the third quarter of 1999. A third quarter loss is customary for NW Natural, reflecting low summertime use of natural gas.

          NW Natural lost 23 cents a diluted share from utility operations in the third quarter of 2000, compared to a loss of 20 cents a share in the same period of 1999. The larger loss is primarily due to the warmer weather experienced during the third quarter of 2000, compared to the third quarter of 1999.

          The Company earned $27.4 million, or $1.08 a diluted share, and $29.4 million, or $1.17 a share, for the nine months ended Sept. 30, 2000 and 1999, respectively. Year-to-date, NW Natural earned 98 cents a diluted share from utility operations compared to $1.12 a share in the same period in 1999. Weather in the first nine months of 2000 was 6 percent warmer than in 1999, resulting in a decrease in margin from residential and commercial customers equivalent to an estimated 21 cents a share. The Company recorded a gain equivalent to 9 cents a diluted share from the sale of a discontinued segment (Canor) in the first nine months of 2000, compared to income of 1 cent a share from Canor's operations during the first nine months of 1999.

          Financial Corporation earned the equivalent of 1 cent a share and 3 cents a share, respectively, in both the third quarter and the first nine months of 2000. See "Subsidiary Operations," below.

          Dividends paid on common stock were 31 cents a share and 30.5 cents a share for the three-month periods ended Sept. 30, 2000 and 1999, respectively. In October 2000, the Company's Board of Directors declared a quarterly dividend of 31 cents a share on the common stock, payable Nov. 15, 2000, to shareholders of record on Oct. 31, 2000. The current indicated annual dividend rate is $1.24 a share.

Results of Operations
---------------------

     Regulatory Developments
     -----------------------

          On July 31, 2000, the Washington Utilities and Transportation Commission (WUTC) approved, effective Aug. 1, 2000, rate increases averaging 23 percent for NW Natural's Washington sales customers. On Sept. 28, 2000, the Oregon Public Utility Commission (OPUC) approved, effective Oct. 1, 2000, rate increases also averaging 23 percent for NW Natural's Oregon sales customers. These rate increases reflect increases in the cost of natural gas commodity purchased under contracts with gas producers (see Part I, Item 2., Results of Operations, "Comparison of Gas Operations--Cost of Gas," below).

          Even with the commodity-related rate increases approved in Washington and Oregon, NW Natural expects to continue to enjoy a price advantage over competing fuels, including heating oil as well as electricity provided by the investor-owned electric utilities in its service territory.

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues:

                                                          Three Months Ended       Nine Months Ended
                                                                Sept. 30,              Sept. 30,
                                                            2000        1999        2000       1999
                                                        ----------------------  ----------------------
Gas Sales and Transportation Volumes - Therms (000's):
  Residential and commercial sales                          53,886      54,335     436,220     456,868
  Unbilled volumes                                           2,036       1,753     (36,367)    (45,246)
                                                        ----------  ----------  ----------  ----------
    Weather-sensitive volumes                               55,922      56,088     399,853     411,622
  Industrial firm sales                                     14,632      16,695      56,541      65,362
  Industrial interruptible sales                            14,213      11,602      42,733      39,303
                                                        ----------  ----------  ----------  ----------
    Total gas sales                                         84,767      84,385     499,127     516,287
  Transportation deliveries                                102,085     107,146     339,745     324,555
                                                        ----------  ----------  ----------  ----------
  Total volumes sold and delivered                         186,852     191,531     838,872     840,842
                                                        ==========  ==========  ==========  ==========
Utility Operating Revenues - Dollars (000's):
  Residential and commercial sales                      $   42,319  $   38,028  $  300,666  $  286,916
  Unbilled revenues                                          1,412       1,021     (22,924)    (25,422)
                                                        ----------  ----------  ----------  ----------
    Weather-sensitive revenues                              43,731      39,049     277,742     261,494
  Industrial firm sales                                      6,747       7,071      25,805      27,489
  Industrial interruptible sales                             5,621       3,699      16,315      12,355
                                                        ----------  ----------  ----------  ----------
    Total gas sales                                         56,099      49,819     319,862     301,338
  Transportation revenues                                    5,039       5,277      16,232      14,960
  Other revenues                                               (26)        505      (2,542)      1,174
                                                        ----------  ----------  ----------  ----------
  Total utility operating revenues                      $   61,112  $   55,601  $  333,552  $  317,472
                                                        ==========  ==========  ==========  ==========
Cost of gas sold - Dollars (000's)                      $   25,678  $   22,078  $  159,391  $  142,977
                                                        ==========  ==========  ==========  ==========
Total number of customers (end of period)                  510,219     487,806     510,219     487,806
                                                        ==========  ==========  ==========  ==========
Degree Days:
  Actual                                                       107         127       2,702       2,869
  20-year average                                               96          92       2,604       2,598

          Residential and Commercial
          --------------------------

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather conditions were 11 percent colder than average in the third quarter of 2000 and 38 percent colder than average in the third quarter of 1999. For the first nine months of 2000, weather was 4 percent colder than average but 6 percent warmer than the first nine months of 1999.

          NW Natural continues to experience rapid customer growth, with 22,413 customers added since Sept. 30, 1999 for a growth rate of 4.6 percent. In the three years ended Dec. 31, 1999, approximately 68,000 customers were added to the system, representing an average annual growth rate of 5 percent.

          Residential and commercial sales volumes in the three months and nine months ended Sept. 30, 2000, were lower by 0.3 percent and 3 percent, respectively, compared to the corresponding 1999 periods, due to the warmer weather in the current year periods. Residential and commercial revenues in the three months and nine months increased, however, by $4.7 million, or 12 percent, and $16.2 million, or 6 percent, respectively, over the corresponding 1999 periods. The higher residential and commercial revenues in both 2000 periods over the comparable 1999 periods were due primarily to rate increases effective during 1999. (See Part II, Item 7, "Results of Operations - Regulatory Matters," in the 1999 Form 10-K.) Customer growth in the residential and commercial segments since Sept. 30, 1999, contributed an estimated $0.9 million of additional margin during the third quarter of 2000.

          In order to match revenues with related purchased gas costs, NW Natural records estimated unbilled revenues for gas delivered but not yet billed to customers through the end of the period.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 4.5 million therms, or 3 percent, lower in the third quarter of 2000 than in the same period of 1999. Transportation volumes decreased 5.0 million therms while gas sales to industrial firm and interrruptible customers increased 0.5 million therms. Margin from these customers decreased from $10.9 million in the third quarter of 1999 to $10.5 million in the third quarter of 2000.

          For the current nine-month period, total industrial sales and transportation volumes increased 9.8 million therms, or 2 percent, in 2000. Margin from these customers was $0.2 million, or less than 1 percent, lower than in the first nine months of 1999.

          The primary factor contributing to the decreases in industrial margin in the current three-month and nine-month periods was the migration of some customers from industrial firm to interruptible rate schedules.

          Other revenues, which relate primarily to accumulations or amortizations of regulatory accounts (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K), decreased $0.5 million during the third quarter of 2000 compared to the third quarter of 1999. Year-to-date other revenues decreased $3.7 million compared to the first nine months of 1999. In 2000, other revenues consisted of regulatory adjustments totaling $4.3 million, including amortizations relating to Y2K costs ($0.8 million) and conservation program costs ($3.5 million), offset by customer fees ($1.2 million) and miscellaneous revenues ($0.6 million). Other revenues in the first nine months of 1999 included customer fees ($0.7 million) and miscellaneous revenues ($0.5 million).

          Cost of Gas
          -----------

          The cost per therm of gas sold was 16 percent higher during the third quarter of 2000 than in the third quarter of 1999, and was 15 percent higher year-to-date. The cost of gas sold includes current gas purchases, gas withdrawals from storage, system demand costs adjusted for seasonal volumes and regulatory deferrals. The cost of gas sold was reduced by sales to off-system customers of $1.9 million and $1.1 million for the first nine months of 2000 and 1999, respectively. Under an agreement with the OPUC, net proceeds from these sales are treated as a reduction to cost of gas sold.

          The cost per therm of gas purchased was 32 percent higher in the third quarter of 2000 than in the third quarter of 1999, and was 28 percent higher year-to-date, due to higher prevailing prices in the natural gas commodity market. NW Natural was able to offset some of the negative earnings impact from higher gas prices through an active natural gas commodity hedge program. In the third quarter of 2000, NW Natural recorded gains of $7.3 million from commodity swaps compared to gains of $2.4 million in the same period of 1999. In the first nine months of 2000, NW Natural recorded gains from commodity swaps of $10.5 million, compared to $2.1 million in the first nine months of 1999. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas.

          NW Natural has a Purchased Gas Adjustment (PGA) tariff in Oregon, under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. NW Natural recognizes 33 percent of the difference between actual and projected gas costs in current operating results while the remaining 67 percent is deferred for recovery from, or refund to, customers in future periods. NW Natural deferred $0.2 million of higher gas costs in the third quarter of 2000 and $1.7 million year-to-date, and expects to begin recovering these amounts from customers later this year. Accordingly, NW Natural absorbed $0.1 million of the higher gas costs in the third quarter and $0.8 million year-to-date, reducing earnings by less than 1 cent a share and 3 cents a share, respectively.

     Subsidiary Operations
     ---------------------

          The following table summarizes financial information for Financial
Corporation:

                                         Three Months Ended    Nine Months Ended
                                              Sept. 30,             Sept. 30,
                                        -------------------   ------------------
                                          2000       1999       2000       1999
                                        -------------------   ------------------
Consolidated Subsidiary (Thousands):
Net Operating Revenues                  $    64    $    82    $   239    $   256
Operations and Maintenance Expense           33         22         (9)       156
Depreciation, Depletion and Amortization    (95)        38          -        116
                                        -------    -------    -------    -------
Income (Loss) from Operations               126         22        248        (16)
Income (Loss) from Financial Investments     92        826        (19)       552
Other Income - net                           83         77        282        273
                                        -------    -------    -------    -------
Income Before Income Taxes                  301        925        511        809
Income Tax Expense                           80        231        456         12
                                        -------    -------    -------    -------
Net Income                              $   221    $   694    $    55    $   797
                                        =======    =======    =======    =======

          Results from Financial Corporation's operations in the third quarter of 2000 were income equivalent to 1 cent a share, compared to income of 3 cents a share for the third quarter of 1999.

          For the nine months ended Sept. 30, 2000, Financial Corporation recorded break-even results compared to income of 3 cents a share in the first nine months of 1999. Results were weaker in the current year primarily due to adjustments totaling $0.6 million to Financial Corporation's deferred income tax accounts recorded in the second quarter of 2000.

          Financial Corporation's net assets at Sept. 30, 2000, were $7.8 million, compared to $7.7 million at Sept. 30, 1999.

     Discontinued Segment
     --------------------

          In the fourth quarter of 1999, the Company decided to sell its interest in Canor with the effect that Canor was reclassified as a discontinued segment. The Company sold Canor in the first quarter of 2000 and reported a gain equivalent to 9 cents a diluted share (see Item 1, Note 4, "Notes to Consolidated Financial Statements," above). Net income from the discontinued segment for the nine months ended Sept. 30, 1999, was $0.2 million, net of tax, equivalent to 1 cent a share.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $1.4 million, or 3 percent, higher in the first nine months of 2000 compared to the same period in 1999. NW Natural's expenses increased $1.5 million, or 3 percent, primarily due to a reduction in 1999 expense from a credit adjustment to a litigation reserve in the second quarter resulting from an appellate court decision in the Company's favor in the Chase Gardens case ($3.0 million), offset by lower advertising and other marketing expense ($1.1 million), bonus accruals ($0.3 million) and bad debt accruals ($0.2 million) in the first nine months of 2000.

          Operations and maintenance expenses were $0.8 million, or 4 percent, higher in the third quarter of 2000, primarily due to additions to the bad debt reserve ($0.5 million) and one-time costs relating to the Company's listing on the New York Stock Exchange ($0.2 million). Approximately half of the increase in bad debt accruals related to bankruptcies involving two small industrial customers; the other half was an additional accrual to the reserve for residential and commercial bad debts based on an estimate of requirements for bad debt write-offs from revenues in 2000.

          Taxes Other than Income Taxes
          -----------------------------

          Taxes other than income taxes increased $0.7 million, or 4 percent, in the first nine months of 2000 compared to the first nine months of 1999. Property taxes increased $0.4 million, regulatory fees increased $0.2 million and franchise taxes increased $0.1 million.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense increased $0.8 million, or 7 percent, in the third quarter and by $1.5 million, or 4 percent, compared to the first nine months of 1999. Depreciation expense was higher in the current year periods due to additional utility plant in service and a one-time asset write-down of $0.3 million in connection with NW Natural's Washington general rate case.

     Other Income
     ------------

          The Company's other income for the year-to-date was $0.5 million lower than in 1999. The decrease was primarily due to lower income from subsidiary investments ($0.6 million) and a decrease in interest income from regulatory account balances ($0.4 million), partially offset by a development fee relating to construction of the Port of Portland Building ($0.3 million) and a gain on the sale of shares in an insurance company received as the result of a demutualization ($0.2 million).

     Interest Charges - net
     ----------------------

          The Company's net interest expense increased $2.4 million, or 11 percent, in the first nine months of 2000 compared to the same period in 1999. The increase was due to an increase in long-term debt outstanding, and an adjustment relating to the Chase Gardens case that reduced interest expense by $0.9 million in the first nine months of 1999.

     Income Taxes
     ------------

          The effective corporate income tax rates from continuing operations during the nine months ended Sept. 30, 2000 and 1999, were 35.5 percent and 35.7 percent, respectively.

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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Continuing operations provided net cash of $51.9 million in the nine months ended Sept. 30, 2000, down from $109.0 million in the first nine months of 1999. An increase in cash from operations before working capital changes ($7.0 million) was offset by higher working capital requirements ($64.1 million). The increase in cash from continuing operations before working capital changes compared to the first nine months of 1999 was primarily due to a decrease in regulatory account net debit balances in 2000 ($10.4 million), an increase in the balance of deferred income taxes and investment tax credits ($3.5 million), and higher depreciation, depletion and amortization ($1.5 million), offset in part by a smaller decrease in deferred gas costs receivable ($4.5 million) and lower net income from continuing operations ($4.3 million). The increase in working capital requirements was due to changes in net balances of other current assets and liabilities ($35.9 million) (see "Port of Portland Building," below), a larger reduction in accounts payable ($26.1 million), a smaller reduction in accrued unbilled revenue ($3.4 million) and a smaller reduction in accounts receivable ($1.4 million), offset in part by a larger increase in accrued interest and taxes ($2.2 million) and a smaller increase in inventories of gas, materials and supplies ($0.5 million).

          The discontinued segment provided net cash of $34.8 million in the first nine months of 2000, due to the sale of the Company's interest in Canor.

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K).

               Port of Portland Building
               -------------------------

          A large portion of the change in cash from continuing operations in the first nine months of 2000, compared to the first nine months of 1999, was due to cash flows relating to NW Natural's development contract for construction of a new headquarters building for the Port of Portland. The Port made construction progress payments totaling $18.8 million in the second and third quarters of 1999. NW Natural recorded current liabilities in the amounts of these payments, pending closing on the sale of the building, with the effect of reducing working capital requirements in the first nine months of 1999. The Port made its final payment of $1.2 million at closing on the sale of the building in the third quarter of 2000. At that time NW Natural reversed the balance of current liabilities relating to the building ($19.3 million), with the effect of increasing working capital requirements by that amount in the first nine months of 2000.

          Cash used in construction of the building was recorded in both periods as an investment in non-utility property (see "Investing Activities," below). NW Natural used a portion of the Port's progress payments to pay off the balance outstanding under a bank line of credit arranged for construction of the building ($12.3 million), contributing to a reduction in short-term debt in the first nine months of 1999 (see "Financing Activities," below).

          Investing Activities
          --------------------

          Cash requirements for investing activities in the first nine months of 2000 were $41.6 million, down from $87.3 million in the first nine months of 1999.

          Cash requirements for year-to-date utility construction totaled $60.1 million, down $18.5 million from the first nine months of 1999. The decrease in utility construction was primarily due to the completion of additional underground storage facilities in 1999.

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

          Investments in non-utility property in the first nine months of 2000 included final payments of $2.6 million for the construction of the new headquarters building for the Port of Portland, compared to $9.7 million invested in the building during the first nine months of 1999. Total proceeds from the sale of the building ($20.0 million) were recognized as proceeds from sale of assets.

          There were no new capital investments by Financial Corporation during the first nine months of 2000 or 1999.

          Financing Activities
          --------------------

          Internally generated cash, including cash from the sale of Canor, was used to reduce short-term debt by $21.7 million in the first nine months of 2000, compared to an increase of $0.3 million in the first nine months of 1999. The Company issued the same amount of long-term debt as it retired during the first nine months of 2000, compared to its net issuance of $10 million of long-term debt during the first nine months of 1999.

          During the third quarter of 2000 the Company sold $50 million of secured Medium-Term Notes with an average weighted maturity of 28 years and an average weighted coupon rate of 7.754%. The proceeds from the sale of the notes were used to redeem, effective Sept. 29, 2000, all $50 million of the Company's 9-3/4% Series of First Mortgage Bonds due 2015. The refunding will save the Company about $0.8 million per year in future interest expense.

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program to extend through May 2001. The purchases are made in the open market or through privately negotiated transactions. As of Sept. 30, 2000, the Company had repurchased 66,800 shares of common stock at a total cost of $1.5 million.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. The commercial paper is supported by bank lines of credit (see "Lines of Credit," below). Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 1999 Form 10-K). NW Natural had $72.5 million of commercial paper notes outstanding at Sept. 30, 2000, compared to $81.7 million outstanding at Sept. 30, 1999. Financial Corporation had no commercial paper notes outstanding at those dates.

     Lines of Credit
     ---------------

          NW Natural has available through Sept. 30, 2001, committed lines of credit with four commercial banks totaling $120 million which are used as backup lines for the commercial paper program. In addition, Financial Corporation has available through Sept. 30, 2001, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

          Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Sept. 30, 2000 or 1999.

     Stock Listing
     -------------

          On July 27, 2000, the Company's Common Stock, $3-1/6 par value, and the Common Share Purchase Rights appurtenant thereto, began trading on the New York Stock Exchange, Inc. under the symbol "NWN." The stock previously traded on the Nasdaq National Market with the symbol NWNG.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the nine months and 12 months ended Sept. 30, 2000, and the 12 months ended Dec. 31, 1999, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.66, 2.86 and 3.12, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

     Environmental Matters
     ---------------------

          The Company owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956. The site has been under investigation by the Company in recent years under program oversight by the Oregon Department of Environmental Quality (ODEQ). During 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a
5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the site. In March 2000, Region 10 of the EPA reported that it would recommend the Portland Harbor for listing as a Superfund site, and in July 2000 the governor of Oregon concurred with the EPA's proposal to move forward with the listing. Future remediation of NW Natural's Linnton site may be affected by any EPA management plan for the Portland Harbor. (See Part II, Item 8, Note 12, "Environmental Matters," in the 1999 Form 10-K.)

          The Company previously owned property adjacent to the Linnton site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (Wacker). On Oct. 4, 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker property. Both Wacker and NW Natural notified the ODEQ of their intent to comply with the order. The Company established a reserve of $0.3 million in the third quarter of 2000 for the estimated costs of the investigation. NW Natural expects that its costs of investigation and any remediation for which it may be responsible should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

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

                           PART II. OTHER INFORMATION

Item 5.   OTHER INFORMATION

     Regulatory Developments
     -----------------------

          On Oct. 26, 2000, the WUTC issued a Second Supplemental Order in NW Natural's Washington general rate case, Docket No. UG-000073, adopting a settlement negotiated by the Company and the other parties in the case and authorizing a phased-in revenue increase of $4.3 million per year, or 12.1 percent. The first $3.0 million per year of the revenue increase was effective on Nov. 1, 2000, and the remaining $1.3 million per year will be effective on Oct. 1, 2001.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10(a) -   Employment Agreement dated September 20, 2000, between
                       the Company and an executive officer

     Exhibit 10(b) -   Amendment No. 3 to Directors Deferred Compensation Plan
                       (December 1, 1997 Restatement), dated September 28, 2000

     Exhibit 10(c) -   Amendment No. 5 to Executive Deferred Compensation Plan
                       (1990 Restatement), dated September 28, 2000

     Exhibit 10(d) -   Employment Agreement dated October 20, 2000, between the
                       Company and an executive officer

     Exhibit 11 -      Statement re: Computation of Per Share Earnings

     Exhibit 12 -      Computation of Ratio of Earnings to Fixed Charges

     Exhibit 27 -      Financial Data Schedule

(b)  Reports on Form 8-K

          No current reports on Form 8-K were filed during the quarter ended Sept. 30, 2000.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY
                                        (Registrant)


Dated: November 13, 2000                /s/ Stephen P. Feltz
                                        ---------------------------------------
                                        Stephen P. Feltz
                                        Principal Accounting Officer
                                        Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                               September 30, 2000

                                                                         Exhibit
Document                                                                 Number
--------                                                                 -------

Employment Agreement dated September 20, 2000, between the Company
and an executive officer                                                 10(a)

Amendment No. 3 to Directors Deferred Compensation Plan (December 1,
1997 Restatement), dated September 28, 2000                              10(b)

Amendment No. 5 to Executive Deferred Compensation Plan (1990
Restatement), dated September 28, 2000                                   10(c)

Employment Agreement dated October 20, 2000, between the Company
and an executive officer                                                 10(d)

Statement re: Computation of Per Share Earnings                          11

Computation of Ratios of Earnings to Fixed Charges                       12

Financial Data Schedule                                                  27