Form 10-K
period 2000-12-31
NORTHWEST NATURAL GAS CO
filed 2001-03-28
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Check One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

       Registrant's telephone number, including area code: (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $3 1/6 par value,
  and Common Share Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                      Shares outstanding on February 28, 2001
-------------------                      ---------------------------------------
Preference Stock, without par value                            250,000
Preferred Stock, without par value                              97,500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at February 28, 2001 was: $618,598,200.

Indicate number of shares outstanding of each of registrant's classes of common stock as of February 28, 2001:
Common Stock, $3 1/6 par value,
  and Common Share Purchase Rights                          25,230,166

                       DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, to be filed in connection with the 2001 Annual Meeting of Shareholders, are incorporated by reference in Part III.

                          NORTHWEST NATURAL GAS COMPANY

               Annual Report to Securities and Exchange Commission
                                  on Form 10-K
                                for the year 2000

                                TABLE OF CONTENTS

PART I                                                                     Page
------                                                                     ----

Item 1.        Business
                 General..................................................   3
                 Gas Supply...............................................   3
                 Regulation and Rates.....................................   7
                 Competition and Marketing................................   8
                 Environment..............................................  10
                 Employees................................................  11

Item 2.        Properties.................................................  11

Item 3.        Legal Proceedings..........................................  11

Item 4.        Submission of Matters to a Vote of Security Holders........  13

Additional Item
               Executive Officers of the Registrant.......................  13

PART II
-------

Item 5.        Market for the Registrant's Common Equity and Related
                 Stockholder Matters......................................  14

Item 6.        Selected Financial Data....................................  15

Item 7.        Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.......................  17

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.  28

Item 8.        Financial Statements and Supplementary Data................  30

Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................  59

PART III
--------

Items 10. - 13. Incorporated by Reference to Proxy Statement..............  59

PART IV
-------

Item 14.       Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.................................................  59

SIGNATURES  ..............................................................  65

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

     NW Natural is principally engaged in the distribution of natural gas. The Oregon Public Utility Commission (OPUC) has allocated to NW Natural as its exclusive service area a major portion of western Oregon, including the Portland metropolitan area, most of the Willamette Valley and the coastal area from Astoria to Coos Bay. NW Natural also holds certificates from the Washington Utilities and Transportation Commission (WUTC) granting it exclusive rights to serve portions of three Washington counties bordering the Columbia River. Gas service is provided in 96 cities, together with neighboring communities, in 17 Oregon counties, and in nine cities, together with neighboring communities, in three Washington counties. The city of Portland is the principal retail and manufacturing center in the Columbia River Basin, and is a major port and nucleus for trade with Pacific Rim nations such as Japan, Taiwan and Korea.

     At year-end 2000, NW Natural had about 468,100 residential customers, 54,700 commercial customers and 600 industrial customers. Industries served include pulp, paper and other forest products; the manufacture of electronic, electrochemical and electrometallurgical products; the processing of farm and food products; the production of various mineral products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

     The Company operated two subsidiaries during 2000. NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary, is incorporated in Oregon. Financial Corporation holds financial investments as a limited partner in three solar electric generating plants, four windpower electric generation projects and a hydroelectric project, all located in California, and in two low-income housing projects in Portland. In November 2000, Financial Corporation sold its interests in certain gas producing properties in the western United States. In January 2000, the Company sold its interest in Canor Energy Ltd. (Canor), a majority-owned subsidiary incorporated in Alberta, Canada, which previously was engaged in natural gas and oil exploration in Alberta and Saskatchewan, Canada. For purposes of the accompanying consolidated financial statements, Canor has been reclassified as a discontinued segment.

Gas Supply -- General
---------------------

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

     The largest of the transportation agreements with WGP expires in 2013 and provides for firm transportation capacity of up to 2,148,890 therms 1 per day. This agreement provides access to natural gas supplies in British Columbia and the U.S. Rocky Mountains. NOTE--FOOTNOTES HAVE TO BE PREPARED AS ON A TYPEWRITER FOR EDGAR PURPOSES.

     The Company's second largest transportation agreement with WGP expires in 2011. It provides 1,020,000 therms per day of firm transportation capacity from the point of interconnection of the WGP and PG&E Gas Transmission Northwest (PG&E GT-NW) systems in eastern Oregon to NW Natural's service territory. PG&E GT-NW's pipeline runs from the U.S./Canadian border through northern Idaho, southeastern Washington and central Oregon to the California/Oregon border. NW Natural's total capacity on PG&E GT-NW and two upstream pipelines (Alberta Natural Gas Company and NOVA Corporation of Alberta, now both units of TransCanada PipeLines Limited) substantially matches this amount of WGP capacity northward into Alberta, Canada.

     NW Natural also has an agreement with WGP expiring in 2009, for 351,550 therms per day of firm transportation capacity for the Company's core market. This agreement accesses gas supplies in the U.S. Rocky Mountain region.

     In addition, NW Natural entered into two agreements, one each with Alberta Natural Gas Company and NOVA Corporation of Alberta. These agreements expire in 2008 and provide for about 38,820 therms per day and 38,140 therms per day of firm transportation capacity, respectively. These agreements provide access to natural gas supplies in British Columbia.

     The cost to NW Natural of gas to supply its core market consists of the purchase price paid to suppliers plus charges paid to pipelines to transport such gas to NW Natural's distribution system. While the rates for pipeline transportation and peaking services are subject to federal regulation, the purchase price of gas is not. Although pipeline transportation rates have been relatively stable in recent years, natural gas commodity prices have increased dramatically over the past year. NW Natural mitigated the effect on core market customers of these increased costs, in part, through the use of its underground storage facilities, by entering into long-term supply contracts and gas commodity hedging contracts, and by credits in the form of revenues from off-system sales of commodity and released transportation capacity in periods when core market customers do not fully utilize firm pipeline capacity.

     NW Natural supplies many of its non-core customers (larger industrial interruptible customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers. (See "Gas Supply -- Transportation.")

Gas Supply -- Core Market Basic Supply
--------------------------------------

     NW Natural purchases gas for its core market from a variety of suppliers located in the western United States and Canada. About 80 percent of the annual supply comes from Canada, with most of the rest from the U.S. Rocky Mountain region. At Jan. 1, 2001, NW Natural had 17 firm contracts with 12 suppliers with remaining terms of from two months to four years, which provided for a maximum of 3,808,990 therms of firm gas per day during the peak winter season and 1,343,300 therms per day during the remainder of the year. These contracts have a variety of pricing structures and purchase obligations.


------------------------
     1 One therm is equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot.

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

     The terms of NW Natural's other principal gas purchase agreements are summarized as follows:

o An agreement also expiring Nov. 1, 2003 with Amoco Canada Petroleum Company, Ltd., on terms similar to the CanWest agreement, entitles NW Natural to purchase up to 83,300 therms of firm gas per day. This gas is aggregated from production in the Canadian province of Alberta and the Yukon and Northwest Territories. This contract contains minimum purchase obligations.

o An agreement expiring Sept. 30, 2003 with Poco Petroleums, Ltd., a Canadian producer, entitles NW Natural to purchase up to 155,160 therms per day during the winter and up to 110,000 therms per day during the remainder of the year of gas produced in Alberta.

o Two agreements expiring Sept. 30, 2003, with Engage Energy (formerly Westcoast Gas Services) entitle NW Natural to purchase up to 140,000 therms per day year-round, plus up to 92,750 therms per day as winter season supply, of gas produced in Alberta. Pricing for supplies under these agreements can be renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on the Canadian pipeline systems and a monthly reservation charge. The commodity pricing consists of a portion of the daily contract quantity at a fixed price and the remaining daily contract quantity tied to a monthly Canadian index.

o An agreement that expired on Oct. 31, 2000, with Summit Resources Ltd., which entitled NW Natural to purchase up to 77,580 therms per day during the winter and up to 50,000 therms per day during the remainder of the year of gas produced in Alberta. With this contract's expiration, NW Natural was assigned Summit's upstream capacity on the NOVA Corporation pipeline system in Alberta. NW Natural now uses this capacity to transport replacement supplies as needed and negotiated on a shorter-term basis.

     During 2000, new short-term (4, 5 or 6 month) purchase agreements for firm gas were entered into with seven suppliers, which provided for a total of 1,250,000 therms per day during the 2000-2001 heating season. These contracts have a variety of pricing structures and purchase obligations. NW Natural intends to enter into new short-term purchase agreements in 2001 for equivalent volumes of gas with these or other similar suppliers to be available during the 2001-2002 winter season.

     NW Natural also buys gas on the spot market (30 days or less) as needed to meet demand. Some flexibility is provided under the terms of NW Natural's firm supply contracts, permitting the purchase of spot gas in lieu of firm contract volumes and allowing NW Natural to take advantage of favorable pricing on the spot market from time to time.

     NW Natural continues to purchase gas from the Mist Gas Field in Oregon, located about 60 miles northwest of Portland. The production area is situated near NW Natural's existing underground gas storage facility. The price for this gas is tied to NW Natural's weighted average cost of gas. Current production is approximately 40,000 therms per day from about 18 wells, supplying about 2 percent of NW Natural's total annual purchase requirements. Production from these wells varies as existing wells are depleted and new wells are drilled.

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

     NW Natural also owns and operates an underground gas storage facility at Mist, Oregon. This facility has a maximum daily deliverability of 2.45 million therms and a total seasonal working gas capacity of 105 million therms. NW Natural is engaged in a multi-year, major expansion of the Mist storage facility. The plan for expansion of NW Natural's storage capability includes an extension of its South Mist Pipeline that is scheduled for construction between 2002 and 2004.

     NW Natural also has contracts with an electric generator, three industrial customers, a gas marketing company and another local gas distribution company that together provide a total of 137,000 therms per day of year-round capacity, plus 460,000 therms per day of recallable capacity and supply. These contracts have remaining terms ranging from one to nine years.

Gas Supply -- Hedge Program
---------------------------

     NW Natural has an active natural gas commodity hedge program which is intended to reduce commodity price risk. Under this program, the Company generally enters into commodity swap and cap agreements during the spring and summer seasons, when natural gas prices may be lower. Gains (losses) from commodity hedges are treated for accounting and rate purposes as reductions (increases) to the cost of gas. The intended effect of this program is to lock in the cost of a large portion of NW Natural's gas supply portfolio for the following year, at prevailing market prices at the time the swap and cap agreements are entered into.

Gas Supply -- Transportation
----------------------------

     Since WGP opened its system to the transportation of customer-owned gas in the late 1980s, most of NW Natural's large industrial customers have switched from sales service to transportation service whereby they purchase gas directly from suppliers and ship the gas on the Company's system and those of its pipeline suppliers for a fee. The ability of industrial customers to switch between sales service and transportation service has made it possible for NW Natural to retain most of these customers, and switching between sales and transportation service by these customers has not had a material effect on NW Natural's results of operations (see "Competition and Marketing"). Recently, NW Natural's ability to obtain competitively-priced gas commodity has resulted in a migration of some of these customers back to sales services and higher levels of transportation services.

Regulation and Rates
--------------------

     NW Natural is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 2000, 94 percent of NW Natural's gas deliveries and 92 percent of its utility operating revenues were derived from Oregon customers and the balance from Washington customers. The Company is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC).

     NW Natural's most recent general rate increase in Oregon, which was effective Dec. 1, 1999, authorized rates designed to produce a return on common shareholders' equity (ROE) of 10.25 percent. The OPUC approved a revenue increase of $0.2 million per year, or 0.1 percent of Oregon revenues. The most recent general rate increase in Washington, which was effective Nov. 1, 2000, authorized rates designed to produce an ROE of 10.8 percent. The WUTC approved a revenue increase of $3.0 million effective Nov. 1, 2000, and a subsequent revenue increase of $1.3 million effective Oct. 1, 2001. Actual revenues resulting from the OPUC's and the WUTC's general rate orders are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in NW Natural's service area. NW Natural's returns on average common equity from utility operations were 10.8 percent in 1999 and 10.6 percent in 2000. The Company's returns from consolidated operations, including subsidiary results, were 10.2 percent in 1999 and 10.8 percent in 2000.

     In Oregon, NW Natural has a Purchased Gas Adjustment (PGA) tariff under which net income derived from Oregon operations may be affected within defined limits by changes in purchased gas costs. The PGA tariff provides for periodic revisions in rates due to changes in the Company's cost of purchased gas. Costs included in the PGA adjustments are based on NW Natural's gas requirements for the 12-month period ended each June 30. Any resulting rate adjustments, derived from gas prices negotiated for the gas supply contract year commencing on the following Nov. 1, generally are made effective on the following Dec. 1. In August 2000, NW Natural filed under its Oregon PGA tariff to increase rates for Oregon customers by an average of 27.6 percent. The OPUC approved a substitute filing increasing rates by an average of 22.6 percent effective Oct. 1, 2000, with the balance of gas cost deferrals to be recovered in future filings.

     The Oregon PGA tariff provides that 67 percent of any difference between actual purchased gas costs and estimated purchased gas costs incorporated into rates will be deferred for amortization in subsequent periods. If actual gas commodity costs exceed those incorporated in rates, NW Natural subsequently will adjust its rates upward to recover 67 percent of the deficiency from core market customers. Similarly, if actual gas commodity costs are lower than those reflected in rates, rates will be adjusted downward to distribute to core market customers 67 percent of such gas commodity cost savings.

     In Washington, NW Natural is permitted to track increases and decreases in gas commodity costs coincidental with their occurrence, with the result that net income is not directly affected by changes in commodity costs. Effective Aug. 1, 2000, the WUTC approved rate increases for Washington customers averaging 22.9 percent under NW Natural's Washington PGA tariff.

     In both Oregon and Washington, the PGA permits NW Natural to recover 100 percent of FERC-approved pipeline transportation cost increases.

     In a regulatory proceeding relating to the PGA tariff in Oregon, the OPUC issued an order in April 1999 formalizing a process that tests for "excessive earnings" in connection with gas utilities' annual filings of rate changes due to increases or decreases in gas commodity costs. Under the OPUC's order, NW Natural retains all of its earnings up to a threshold level equal to its authorized ROE plus 300 basis points. If earnings exceed the threshold, NW Natural shares one-third of the "excess" amount with customers. The OPUC confirmed NW Natural's ability to pass through 100 percent of any changes from year to year in its prudently negotiated gas costs into rates. The excess earnings threshold is subject to adjustment up or down each year depending on movements in interest rates.

     The OPUC and WUTC have implemented "integrated resource planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 1997, the WUTC acknowledged and accepted NW Natural's submission of its third Integrated Resource Plan and, in 2000, the OPUC acknowledged and accepted NW Natural's submission of its fourth Integrated Resource Plan. Elements of these Plans include an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy. Although the OPUC's order acknowledging an earlier Integrated Resource Plan indicated the order did not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC did indicate that it would give considerable weight in prudency reviews to utility actions that are consistent with acknowledged plans. Elements of NW Natural's fourth Plan demonstrated that the continued development of the Mist underground gas storage facility is the least-cost option for serving customer growth. The OPUC's acceptance of the Plan indicates to the Oregon Energy Facility Siting Council (EFSC) that NW Natural requires the South Mist Pipeline Extension to best serve its customers, thereby satisfying the requirement that NW Natural prove the need for the facility in order to obtain the EFSC's approval to build the pipeline extension.

Competition and Marketing
-------------------------

     NW Natural has no direct competition in its service area from other natural gas distributors. For residential customers' heating needs, however, NW Natural competes with electricity, fuel oil, and, to a lesser extent, wood. It also competes with electricity and fuel oil for commercial applications. Competition among these forms of energy is based on price, reliability, efficiency and performance. In 2000, NW Natural maintained its competitive price advantage over electricity and fuel oil in both the residential and commercial markets. Throughout 2000, natural gas rates continued to be substantially lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in NW Natural's Oregon service area. NW Natural believes that this rate advantage will continue for the foreseeable future.

     The relatively low market saturation of natural gas in residential single-family and attached dwellings in NW Natural's service territory, estimated at 35 to 45 percent, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential conversion market. In 2000, 20,428 net residential customers (after subtracting disconnected or terminated services) were added, including 7,881 units of existing residential housing which were converted from oil or electric appliances to natural gas. Of the new heating conversions from other fuels, about 68 percent also converted to gas for water heating. In addition, 1,815 net commercial customers were connected in 2000. The net total of all new customers added in 2000, including industrial sales and transportation customers, was 22,243. This constituted a growth rate of 4.4 percent, about three times the national average for gas local distribution companies (LDCs) as reported by the American Gas Association.

     Due to weather which was about 4 percent colder than in 1999, and an offsetting decrease in temperature-sensitive consumption due to rate increases, natural gas sales volumes to residential and commercial customers in 2000 were about the same as in 1999. Temperatures in NW Natural's service territory in 2000, based on heating degree days, were 5 percent colder than the 20-year average.

     The Pacific Northwest has historically enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydropower facilities. Restructuring of the electric industry holds the prospect of changing the competitive landscape in the Northwest. Due to a number of environmental, economic and political limitations on the future use of the hydroelectric infrastructure that has dominated the Northwest energy supply for decades, several large gas-fired generation projects are being planned to meet the region's future electricity load growth. These projects could present opportunities for gas distributors to serve the new loads as well as challenges from gas marketers. The developers of generation projects often are affiliated with national multi-fuel marketers that hold strong positions in a number of geographical areas in both gas and electric markets. The availability of interstate pipeline capacity and gas storage capacity will play significant roles in the future development of generation projects.

     The current disruption in the western electricity markets, resulting from regional power supply shortages and lower hydroelectric energy availability due to drought conditions in the Northwest, could increase the level of conversions from electric heating and other appliance usage to natural gas.

     While the natural gas industry, including producers, interstate pipelines and LDCs, has undergone many changes in its history, perhaps no era has brought greater change than the past decade. These changes, brought about by the deregulation or restructuring of the energy markets, are intended to promote competition where it is economically beneficial to consumers. The changes are continuing, though at different rates among the various regulatory jurisdictions throughout the country.

     Traditionally, LDCs have sold a "bundled" product which included both the natural gas commodity and delivery to the meter. Since the late 1980s, however, large customers have sought savings by procuring their own supplies of natural gas from producers and contracting with pipelines and LDCs for transportation. However, due to NW Natural's ability to obtain competitively-priced gas commodity, combined with an increase in commodity prices on the spot market, some of these customers recently have migrated back to NW Natural for sales and transportation services. While NW Natural's ability to obtain competitively-priced gas commodity has enabled it to retain its residential, commercial and many industrial customers as sales customers, further deregulation of the industry may bring an unbundled product offering to a greater number of customers, such that an increasing number of suppliers will actively compete for customers' gas commodity business. However, since the final delivery of customer-owned gas will continue to be through regulated distribution systems, no material impact on NW Natural's profitability is anticipated.

     Competition to serve the industrial and large commercial market in the Pacific Northwest has been relatively steady since the early 1990s in terms of numbers and types of competitors. Competitors consist of gas marketers, oil/propane sellers and electric utilities. Wood-based fuels continue to lose market share primarily due to environmental concerns and restrictions.

     The OPUC and WUTC have approved transportation tariffs under which NW Natural may contract with customers to deliver customer-owned gas. Transportation tariffs are available to industrial customers and are priced at the Company's cost of providing transportation service. Generally, the Company is unaffected financially if industrial customers transport customer-owned gas rather than purchasing gas from NW Natural. However, industrial customers may choose different levels or qualities of service, and these choices can positively or negatively affect margin revenue from such customers. Higher prices in the natural gas commodity markets and limited interstate pipeline capacity have caused some customers to return to higher quality/higher margin service in some instances.

     Total industrial throughput, including both sales and transportation of firm and interruptible gas, was 564 million therms in 2000, down 9 percent from 617 million therms in 1999. This decrease was primarily related to a temporary shift in 1999 by an electric generation customer from a separate pipeline to transportation service on NW Natural's system. Excluding this factor, throughput for sales and transportation of industrial firm and interruptible gas was 584 million therms in 1999.

     Industrial firm gas sales and transportation deliveries during 2000 totaled 216 million therms, down 1 percent from 1999. Industrial interruptible gas sales and transportation deliveries during 2000 totaled 347 million therms, down 13 percent from 1999. In 2000, 29 percent of total therms delivered but only 7 percent of total utility operating revenues were from sales and transportation deliveries to industrial interruptible customers.

     NW Natural and many of its largest industrial customers have entered into negotiated transportation service agreements. These agreements are designed to provide rates that are competitive with either the costs of alternative fuels, such as heavy oil, or the customer's bypass alternatives. The agreements generally prohibit bypass during their terms. Due to the cost pressures that confront a number of the Company's largest customers which compete globally, bypass continues to be a threat. Although NW Natural does not expect a significant number of its large customers to bypass its system in the foreseeable future, it may experience further deterioration of margin associated with customers' transfers to contracts with pricing designed to be competitive with the capital and operating costs of direct connections to WGP's system.

     Since 1994, NW Natural has been authorized by the OPUC to make upstream commodity sales and to release portions of its firm interstate pipeline capacity at discounted rates when seasonal demand is low. This authorization allows NW Natural to compete effectively with independent gas marketers. Sixty-seven percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these sales and capacity releases ($2.0 million in 2000) have been credited to Oregon core market customer gas costs, with the balance benefiting shareholders.

Environment
-----------

     The Company owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Linnton site). The Linnton site has been under investigation by the Company in recent years under program oversight by the Oregon Department of Environmental Quality (ODEQ). Since 1993, NW Natural has recorded expenses of $2.6 million for its costs of the voluntary investigation, including consultants' fees, ODEQ oversight reimbursement and legal fees. In 2000, NW Natural recorded an additional accrued liability and corresponding receivable of $1.4 million, representing the estimated costs of further investigation and interim remediation of the site. The Company expects that it will be able to recover its costs of further investigation and any remediation for which it may be responsible with respect to the Linnton site from insurance or through future rates.

     The Company previously owned property adjacent to the Linnton site that now is the site of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). In October 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker site. The Company recorded a liability of $0.4 million for the estimated costs of the investigation and initial remediation on the Wacker site.

     In 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Linnton site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site and notified the Company that it is a potentially responsible party. In 2000, NW Natural recorded an expense of $0.6 million for its estimated share of the costs of remedial investigation of the Portland Harbor. Although available information is insufficient to determine either the total amount of liability for investigation and remediation of the Portland Harbor or the Company's share of that liability, this amount is an estimate of NW Natural's share of the lower end of a range of probable liability.

     In 1996, the Eugene Water and Electric Board (EWEB) asked NW Natural to participate in an investigation and potential remediation of a 1.5 acre site of a former manufactured gas plant in Eugene, Oregon. NW Natural purchased the property in 1958, after the plant had been converted to a liquid propane plant. NW Natural used the propane plant until 1960, when the distribution system was converted to natural gas, and continued to use the site as a service center until its sale in 1976. Although NW Natural never operated the manufactured gas plant, EWEB has contended that NW Natural's activities on the site may have exacerbated prior contamination. To date, NW Natural has not agreed to participate in an investigation of the site and has not obtained sufficient information to determine the extent of its responsibility, if any, for remediation of the site.

Employees
---------

     At year-end 2000, NW Natural had 1,315 employees, of which 944 were members of the Office and Professional Employees International Union, Local No. 11. These union employees are working under a seven-year Joint Accord covering wages, benefits and working conditions which will expire March 31, 2004.

ITEM 2.  PROPERTIES

     NW Natural's natural gas distribution system consists of 11,825 miles of mains, as well as service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. NW Natural also holds all necessary permits for the crossing of the Willamette River and a number of smaller rivers by its mains.

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

     NW Natural considers all of its properties currently used in its operations, both owned and leased, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs. In order to reduce risks associated with gas leakage in older parts of its system, NW Natural undertook an accelerated pipe replacement program in the 1980s under which it has reduced the amount of low pressure gas main (including cast iron and bare steel) in the system from 400 miles of main in 1985 to zero by the end of 2000.

     NW Natural's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of the real property constituting its utility plant.

     NW Natural holds interests in 5,521 net acres of underground natural gas storage and 2,078 net acres of oil and gas leases in Oregon. NW Natural owns depleted gas reservoirs near Mist, Oregon, that are continuing to be developed as underground gas storage facilities. It also holds an option to purchase future storage rights in certain other areas of the Mist gas field. The Company also holds an equity investment in a Boeing 737-300 aircraft.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). In 1996, after the Court of Appeals affirmed the trial court decision, NW Natural recorded charges to operating expense and interest expense equivalent to 15 cents a share as a reserve against payment of the judgment, related costs and post-judgment interest. In May 1999, the Oregon Supreme Court reversed the Court of Appeals' decision, overturned the trial court verdict on the larger of the two claims in the case and remanded the case to the Court of Appeals for further proceedings on NW Natural's appeal of the judgment on the smaller (contract) claims in the case. Reflecting the Supreme Court's decision, NW Natural reduced the litigation reserve by a total of $3.9 million in the second quarter of 1999, reducing operating expense by $3.0 and interest expense by $0.9 million. The Court of Appeals subsequently issued an opinion in favor of NW Natural on the contract claims. Based on that decision, NW Natural reversed the remaining reserve balance of $2.7 million at Dec. 31, 1999, further reducing operating expense for 1999 by $1.9 million and interest expense by $0.8 million. The Oregon Supreme Court initially declined to review the Court of Appeals' decision in favor of NW Natural on the contract claims, including a verdict against the Company in the amount of $2.0 million plus interest. On reconsideration, however, in December

2000 the Supreme Court agreed to review the Court of Appeals' decision on the contract claims and is expected to issue an opinion in 2001.

     The Company is party to certain other legal actions in which claimants seek material amounts. Although it is impossible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended Dec. 31, 2000.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

                         Age at
      Name           December 31, 2000    Positions held during last five years
      ----           -----------------    -------------------------------------
Richard G. Reiten           61            Chairman (2000-  ); President (1996-  ); Chief Executive
                                            Officer (1997-  ); Chief Operating Officer (1996);
                                            President and Chief Operating Officer, Portland
                                            General Electric Company (1992-95).

Michael S. McCoy            57            Executive Vice President, Customer and Utility
                                            Operations (2000-  ); Senior Vice President, Customer
                                            and Utility Operations (1999-00); Senior Vice
                                            President, Customer Services (1992-99).

Bruce R. DeBolt             53            Senior Vice President, Finance, and Chief Financial
                                            Officer (1990-  ).

Mark S. Dodson              55            Senior Vice President, Public Affairs and General
                                            Counsel (1998-  ); Senior Vice President (1997);
                                            Partner, Ater Wynne Hewitt Dodson & Skerritt LLP
                                            (1981-97).

W. Richard Harper, Jr.      47            Senior Vice President, Market Services and Gas Supply
                                            (2000-01); Vice President, Market Services (1999-2000);
                                            Vice President, Energy Marketing and Supply (1997-99);
                                            Vice President, Industrial and District Operations
                                            (1995-97).

Lea Anne Doolittle          45            Vice President, Human Resources (2000-   ); Director of
                                            Compensation (1993-2000) and Director of Human
                                            Resources, Planning and Development (1990-1993),
                                            PacifiCorp.

Stephen P. Feltz            45            Treasurer and Controller (1999-  ); Assistant Treasurer
                                            (1996-99); Manager, General Accounting (1996-99).

Gregg S. Kantor             43            Vice President, Public Affairs and Communications
                                            (1998-  ); Director, Public Affairs and
                                            Communications (1996-97); Principal, Kantor &
                                            Associates (1994-96).

C. J. Rue                   55            Secretary (1982-  ); Assistant Treasurer (1987-  ).

     Each executive officer serves successive annual terms; present terms end May 24, 2001.

     There are no family relationships among the Company's executive officers.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (A) Effective July 27, 2000, NW Natural's common stock was listed and began trading on the New York Stock Exchange under the symbol "NWN." Prior thereto, the common stock was traded on the National Market tier of the Nasdaq Stock Market under the symbol "NWNG."

     The quarterly high and low trades for NW Natural's common stock during the past two years were as follows:

                             2000                           1999
                    -----------------------       ------------------------
Quarter Ended        High           Low            High            Low
--------------------------------------------------------------------------

March 31            $22.50         $17.75         $27.00         $21.00
June 30              23.88          18.88          27.00          19.50
September 30         24.63          21.63          27.88          23.31
December 31          27.50          21.88          27.00          21.13

     The closing quotation for the common stock on Dec. 29, 2000, was $26.50. The closing quotation on Dec. 31, 1999, was $21.9375.

     (B) As of Dec. 29, 2000, there were 10,850 holders of record of the Company's common stock.

     (C) NW Natural has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. In December 1999, the Company also paid a special dividend on its common stock. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

          Payment Date             2000             1999
          ------------             ----             ----

          February 15             $0.31           $0.305
          May 15                  $0.31           $0.305
          August 15               $0.31           $0.305
          November 15             $0.31           $0.305
          December 15                 -           $0.005
                                  -----           ------
          Total per share         $1.24           $1.225

     It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon NW Natural's earnings, its financial condition and other factors.

     NW Natural's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of NW Natural's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 2000, dividend reinvestments and optional cash investments under the Plan aggregated $4.4 million and resulted in the issuance of 199,920 shares of common stock. During the 23 years the Plan has been available, the Company has issued and sold 3,983,686 shares of common stock which produced $84.4 million in additional capital.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.

                                                 2000          1999          1998          1997          1996
                                                 ----          ----          ----          ----          ----
Operating revenues and cost of sales ($000):
Sales revenues:
  Residential                                $  280,642    $  242,952    $  205,388    $  177,835    $  183,802
  Commercial                                    159,660       139,425       117,889       100,677       104,582
  Industrial - firm                              37,378        35,857        34,303        27,025        30,672
  Industrial - interruptible                     23,483        17,182        15,337        13,944        17,097
  Unbilled revenues                              12,661        (2,671)        8,314         1,647         1,627
                                             ----------    ----------    ----------    ----------    ----------
    Total gas sales revenues                    513,824       432,745       381,231       321,128       337,780
  Transportation                                 21,491        21,351        19,958        22,029        22,533
  Other                                          (3,976)        1,194         2,617         7,884         9,824
                                             ----------    ----------    ----------    ----------    ----------
  Total utility operating revenues              531,339       455,290       403,806       351,041       370,137
Cost of gas                                     273,978       212,021       173,242       130,381       141,789
                                             ----------    ----------    ----------    ----------    ----------
  Net utility operating revenues                257,361       243,269       230,564       220,660       228,348
Non-utility net operating revenues                  589           368           402           450           636
                                             ----------    ----------    ----------    ----------    ----------

  Net operating revenues                     $  257,950    $  243,637    $  230,966    $  221,110    $  228,984
                                             ==========    ==========    ==========    ==========    ==========

Net income                                   $   50,224    $   45,296    $   27,301    $   43,059    $   46,793
  Preferred and preference stock
  dividend requirements                           2,456         2,515         2,577         2,646         2,723
                                             ----------    ----------    ----------    ----------    ----------

Earnings applicable to common stock          $   47,768    $   42,781    $   24,724    $   40,413    $   44,070
                                             ==========    ==========    ==========    ==========    ==========

Average common shares outstanding (000)          25,183        24,976        24,233        22,698        22,391
                                             ==========    ==========    ==========    ==========    ==========

Basic earnings per share of common stock     $     1.90    $     1.71    $     1.02    $     1.78    $     1.97
                                             ==========    ==========    ==========    ==========    ==========

Diluted earnings per share of common stock   $     1.88    $     1.70    $     1.02    $     1.76    $     1.94
                                             ==========    ==========    ==========    ==========    ==========

Dividends per share of common stock          $     1.24    $    1.225    $     1.22    $    1.205    $     1.20
                                             ==========    ==========    ==========    ==========    ==========

Total assets - at end of period ($000)       $1,278,713    $1,244,423    $1,191,736    $1,111,617    $  988,869
                                             ==========    ==========    ==========    ==========    ==========

Ratio of Earnings to Fixed Charges*                3.14          3.12          2.20          2.99          3.53
                                             ==========    ==========    ==========    ==========    ==========

* Computed using the Securities and Exchange Commission method. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                                                 2000          1999          1998          1997          1996
                                                 ----          ----          ----          ----          ----
Capitalization - at end of period ($000):
  Common stock equity                        $  452,309    $  429,596    $  412,404    $  366,265    $  346,778
  Redeemable preference stock                    25,000        25,000        25,000        25,000        25,000
  Redeemable preferred stock                      9,750        10,564        11,499        12,429        13,749
  Long-term debt                                400,790       396,379       366,738       344,303       271,838
                                             ----------    ----------    ----------    ----------    ----------
    Total capitalization                     $  887,849    $  861,539    $  815,641    $  747,997    $  657,365
                                             ==========    ==========    ==========    ==========    ==========

Gas sales and transportation deliveries (000 therms):
  Residential                                   356,375       352,969       315,686       306,356       306,310
  Commercial                                    250,380       252,382       229,124       225,249       225,115
  Industrial - firm                              76,559        84,630        87,275        84,523        91,122
  Industrial - interruptible                     56,632        52,938        51,521        53,929        63,261
  Unbilled therms                                 8,691        (9,343)        8,645         3,615         3,759
                                             ----------    ----------    ----------    ----------    ----------

    Total gas sales                             748,637       733,576       692,251       673,672       689,567

  Transportation                                431,136       480,570       446,165       440,452       410,062
                                             ----------    ----------    ----------    ----------    ----------

    Total volumes delivered                   1,179,773     1,214,146     1,138,416     1,114,124     1,099,629
                                             ==========    ==========    ==========    ==========    ==========

Customers (average for period):
  Residential                                   456,449       435,959       413,714       394,415       374,558
  Commercial                                     53,617        52,029        50,469        48,232        46,355
  Industrial - firm                                 375           396           404           411           409
  Industrial - interruptible                        118           118           114           119           131
  Transportation                                    125           127           122           120           106
                                             ----------    ----------    ----------    ----------    ----------

    Total customers                             510,684       488,629       464,823       443,297       421,559
                                             ==========    ==========    ==========    ==========    ==========

Customer statistics:
  Heat requirements**
    Actual degree days                            4,418         4,256         4,011         4,092         4,427
    20-year average degree days                   4,197         4,193         4,234         4,264         4,273
  Average annual use per customer in therms:
    Residential                                     781           810           749           777           823
    Commercial                                    4,670         4,851         4,540         4,670         4,874

Gas purchased cost per therm - net (cents)        37.68         27.85         25.09         24.05         22.25
                                             ==========    ==========    ==========    ==========    ==========


** A degree day is the measure of the coldness of the weather experienced based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS

          The consolidated financial statements include:

          Regulated utility:
               Northwest Natural Gas Company (NW Natural)
          Non-regulated subsidiary businesses:
               NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary Canor Energy, Ltd. (Canor), a majority-owned subsidiary reclassified as a discontinued segment in 1999 and sold in the first quarter of 2000

          Together these businesses are referred to herein as the "Company" (see "Subsidiary Operations" below and Note 2 to the Consolidated Financial Statements).

          At Dec. 31, 1999, the Company's investment in Canor was reclassified to current assets and reported as a discontinued segment. In the consolidated statements of income for 1999 and 1998, Canor's operating revenues and expenses are included in net income from discontinued segment.

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended Dec. 31, 2000.

Highlights and Outlook
----------------------

          Among its accomplishments in 2000, NW Natural:

     o grew the customer base by more than 4 percent for the 12th year in a row, adding 22,243 customers to its gas distribution system during the year;
     o completed another phase in the expansion of the Mist gas storage system and placed it in service Dec. 1, 2000, on time and on budget;
     o filed and settled a general rate case in Washington and secured fair regulatory treatment in both Oregon and Washington for the Mist storage project, new state cost allocations and gas cost changes;
     o completed the replacement of the last remaining portion of its 100-year-old low-pressure gas distribution system;
     o sold its Canadian energy exploration and production subsidiary at a gain, redeploying $35 million in cash proceeds from the sale into the Company's growing operations in its core market;
     o increased productivity by 6 percent, reducing its ratio of expenses per customer from $188.56 in 1999 to $176.31 in 2000; and
     o    began trading its common stock on the New York Stock Exchange.

          Among its corporate strategies for 2001, NW Natural will focus on:

     o    supporting and strengthening its core gas distribution business;
     o sustaining profitable customer growth while providing excellent customer service;
     o enhancing service and creating shareholder value through further gas storage development; and
     o improving efficiency by managing costs, investments and utilization of assets.

Earnings and Dividends
----------------------

          The Company's earnings applicable to common stock in 2000 were $47.8 million, up from $42.8 million in 1999 and $24.7 million in 1998. Earnings for 2000 set a new record for the Company while earnings for 1999 were its third highest on record. Earnings for 1998 were reduced by write-downs of subsidiary assets and by warmer than normal weather.

          Diluted earnings per share from consolidated operations were $1.88 a share in 2000, compared to $1.70 a share in 1999 and $1.02 a share in 1998.

          NW Natural earned $1.78 a diluted share from gas utility operations in 2000, compared to $1.66 in 1999 and $1.43 in 1998. Weather conditions in its service territory in 2000 were 4 percent colder than in 1999 and 5 percent colder than the 20-year average. Weather in 1999 was 6 percent colder than in 1998 and 2 percent colder than the 20-year average. Weather in 1998 was 5 percent warmer than the 20-year average.

          Non-regulated operating results for 2000, excluding Canor, were earnings of 1 cent a share compared to earnings of 3 cents a share from these operations in 1999 and a loss of 42 cents a share in 1998 (see Note 2). The loss in 1998 included write-downs of subsidiary assets equivalent to 43 cents a share. The Company recognized a gain equivalent to 9 cents a share from the sale of Canor during the first quarter of 2000. Results from Canor for the years ended Dec. 31, 1999 and 1998 were equivalent to earnings of 1 cent a share (see
Note 2). Results in 1998 included write-downs of assets equivalent to 7 cents a share and a gain equivalent to 15 cents a share from a transaction involving Canor (see "Discontinued Segment," below).

          2000 was the 45th consecutive year in which the Company's dividends paid have increased. Dividends paid on common stock were $1.24 a share in 2000 compared to $1.225 a share in 1999 and $1.22 a share in 1998.

Results of Operations
---------------------

     Regulatory Matters
     ------------------

          NW Natural provides gas utility service in Oregon and Washington, with Oregon representing approximately 92 percent of its revenues. Future earnings and cash flows from utility operations will be determined largely by the pace of continued growth in the residential and commercial markets and by NW Natural's ability to remain price competitive in the large industrial market, to control expenses, and to obtain reasonable and timely regulatory ratemaking treatment for investments made in utility plant.

          In October 2000, the Washington Utilities and Transportation Commission (WUTC) authorized a general rate increase totaling $4.3 million per year, or 12.1 percent. The first $3.0 million per year of the revenue increase, relating to costs allocated to Washington under a new cost allocation study approved by the WUTC and the Public Utility Commission of Oregon (OPUC), was effective on Nov. 1, 2000. The remaining increase of $1.3 million per year will be effective on Oct. 1, 2001. The WUTC authorized and based rates on a return on common equity (ROE) of 10.8 percent.

          In November 1999, the OPUC authorized a general rate increase of $0.2 million per year effective Dec. 1, 1999. Higher revenues from rate increases averaging 1.3 percent for residential customers were partially offset by rate decreases for certain commercial and large industrial customers. The OPUC authorized and based rates on an ROE of 10.25 percent. On Dec. 1, 2000, NW Natural reduced rates in Oregon by $3.0 million per year to implement the cost allocation study that produced the equivalent rate increase in Washington.

          NW Natural applies rate changes each year reflecting changes in its purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts and the removal of temporary rate adjustments effective the previous year. On Sept. 28, 2000, the OPUC approved, effective Oct. 1, 2000, rate increases averaging 23 percent for NW Natural's Oregon sales customers. On July 31, 2000, the WUTC approved, effective Aug. 1, 2000, rate increases also averaging 23 percent for NW Natural's Washington sales customers. These rate increases reflect sizable increases in the cost of natural gas commodity purchased under contracts with gas producers (see "Comparison of Gas Operations--Cost of Gas," below).

          Also reflecting changes in NW Natural's purchased gas costs, the OPUC approved rate increases averaging 9.1 percent effective Dec. 1, 1999, and increases averaging 3.4 percent, 6.1 percent and 11.4 percent effective Dec. 1, April 1 and Jan. 1, 1998, respectively. The WUTC approved rate increases averaging 11.1 percent and 5.8 percent effective Dec. 1, 1999 and 1998, respectively.

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

          Even with the commodity-related rate increases approved in Washington and Oregon in recent years, NW Natural expects to maintain a price advantage over competing fuels, including heating oil as well as electricity provided by the investor-owned electric utilities in its service territory.

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues for the three years ended Dec. 31:


Thousands
(Except customers and degree days)                           2000                1999               1998
--------------------------------------------------------------------------------------------------------------

Gas Sales and Transportation Volumes - Therms (000's):
------------------------------------------------------
Residential and commercial sales                       606,755             605,351             544,810
Unbilled volumes                                         8,691              (9,343)              8,645
                                                   -----------         -----------         -----------
  Weather-sensitive volumes                            615,446     52%     596,008     49%     553,455     49%
Industrial firm sales                                   76,559      6%      84,630      7%      87,275      8%
Industrial interruptible sales                          56,632      5%      52,938      4%      51,521      4%
                                                   -----------         -----------         -----------
  Total gas sales                                      748,637             733,576             692,251
Transportation deliveries                              431,136     37%     480,570     40%     446,165     39%
                                                   -----------  ------ -----------  ------ -----------  ------

Total volumes sold and delivered                     1,179,773    100%   1,214,146    100%   1,138,416    100%
                                                   ===========  ====== ===========  ====== ===========  ======

Utility Operating Revenues - Dollars (000's):
---------------------------------------------
Residential and commercial sales                   $   440,302         $   382,377         $   323,277
Unbilled revenues                                       12,661              (2,671)              8,314
                                                   -----------         -----------         -----------
  Weather-sensitive revenues                           452,963     85%     379,706     83%     331,591     82%
Industrial firm sales                                   37,378      7%      35,857      8%      34,303      8%
Industrial interruptible sales                          23,483      5%      17,182      4%      15,337      4%
                                                   -----------         -----------         -----------
  Total gas sales                                      513,824             432,745             381,231
Transportation revenues                                 21,491      4%      21,351      5%      19,958      5%

Other revenues                                          (3,976)    (1%)      1,194       -       2,617      1%
                                                   -----------  ------ -----------  ------ -----------  ------

Total utility operating revenues                   $   531,339    100% $   455,290    100% $   403,806    100%
                                                   ===========  ====== ===========  ====== ===========  ======

Cost of gas sold                                   $   273,978         $   212,021         $   173,242
                                                   ===========         ===========         ===========

Total number of customers
  (end of period)                                      523,406             501,163             477,407
                                                   ===========         ===========         ===========

Actual degree days                                       4,418               4,256               4,011
                                                   ===========         ===========         ===========

20-year average degree days                              4,197               4,193               4,234
                                                   ===========         ===========         ===========

          Residential and Commercial
          --------------------------

          NW Natural continues to experience rapid customer growth, with 22,243 customers added since Dec. 31, 1999. This represents a growth rate of 4.4 percent, compared to 5 percent in 1999 and 4.2 percent in 1998. In the three years ended Dec. 31, 2000, more than 65,000 customers were added to the system, representing an average annual growth rate of 4.6 percent.

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to and revenues derived from these customers.

          Weather conditions were 5 percent colder than average in 2000, 2 percent colder than average in 1999 and 5 percent warmer than average in 1998. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather in 2000 was 4 percent colder than 1999 and 1999 was 6 percent colder than 1998.

          The volumes of gas sold to residential and commercial customers were 3 percent higher in 2000 than in 1999 and 8 percent higher in 1999 than in 1998, reflecting the continued customer growth and colder weather. Partially offsetting the effects of the customer growth and colder weather on sales to these customers in 2000, however, was a reduction from 1999 of about 7 percent in residential and commercial customers' consumption per heating degree day, probably due to the impact of gas commodity cost-related rate increases in recent years (see "Regulatory Matters," above). Revenue from residential and commercial customers was up 19 percent in 2000 due to increased volumes and the rate increases effective in 1999 and 2000, and up 15 percent in 1999 due to increased volumes and rate increases effective in 1998 and 1999.

          In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period. Amounts reported as unbilled revenues reflect the increase or decrease in the balance of unbilled revenues over the prior year end. Year-end balances are affected by weather conditions, rate changes and customer billing dates from one period to the next.

          Industrial Sales, Transportation and Other Revenues
          ---------------------------------------------------

          Total volumes of gas delivered to industrial customers were 9 percent lower in 2000 than in 1999 and 6 percent higher in 1999 than in 1998. During 1999, industrial transportation volumes included 33 million therms of deliveries to an electric generating plant during a temporary shutdown of its primary gas supply line. The combined margin from industrial sales and transportation decreased 2 percent in 2000 from 1999 and increased slightly in 1999 from 1998. The 2000 results include the positive effects on industrial margins of higher oil prices in an industrial schedule in which rates vary with oil prices. The slight increase in industrial margin in 1999 from 1998 reflected the effect of low oil prices on rates under this schedule, and transfers of some industrial customers to rate schedules or special contracts with lower margins.

          Other revenues include amortizations from regulatory accounts and miscellaneous fees charged to gas sales customers. Other revenues in 2000 amounted to a net reduction to utility operating revenues of $4.0 million, compared to a net increase of $1.2 million in 1999. Factors contributing to the reduction in 2000 were higher amortizations from regulatory accounts covering conservation programs ($1.9 million), property taxes ($1.7 million) and Year 2000 costs ($1.1 million), and lower miscellaneous revenues ($1.0 million), partially offset by higher revenues from customer late payment and reconnection fees ($0.6 million).

          In 1999, other revenues totaled $1.2 million, including fees assessed to customers ($1.6 million), partially offset by other regulatory account adjustments ($0.4 million). In 1998, other revenues included the deferral of $2.0 million in revenue reductions required under a settlement approved by the OPUC as part of the Jan. 1, 1998 rate changes, offset by $3.1 million from the amortization of property tax savings and $1.4 million from amortizations of other regulatory accounts.

          Cost of Gas
          -----------

          NW Natural's cost per therm of gas sold was 27 percent higher in 2000 than in 1999, primarily due to higher prevailing prices in the natural gas commodity market. Its cost of gas sold was 15 percent higher in 1999 than in 1998. The cost per therm of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, demand cost equalization, regulatory deferrals and company use.

          NW Natural was able to offset some of the impact of the higher gas prices during 2000 through an active natural gas commodity hedge program conducted under the terms of the Company's Derivatives Policy (see Note 1, "Derivatives Policy"). NW Natural recorded net gains from commodity swap and call option contracts of $56 million in 2000, compared to net gains of $4 million in 1999. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas. The cost of gas sold also was reduced by off-system gas sales of $3.0 million in 2000, compared to $1.7 million in 1999 and $4.6 million in 1998. Under an agreement with the OPUC, revenues from these sales are treated as a reduction of gas costs.

          NW Natural has a Purchased Gas Adjustment (PGA) tariff under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections. The remaining 67 percent of the higher or lower gas costs are recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. NW Natural deferred $6.1 million of higher gas costs in 2000 and expects to recover these amounts from customers during the next two years. The combined impact of NW Natural's higher gas costs and its partially offsetting off-system gas sales under the PGA sharing mechanism in 2000 was that the Company absorbed $2.0 million of its higher gas costs, reducing earnings by about 5 cents a share.

     Non-regulated Operations
     ------------------------

          Non-regulated operating results in 2000 were earnings of 1 cent a share, compared to earnings of 3 cents a share from these operations in 1999 and a loss of 42 cents a share in 1998 (see Note 2).

          Financial Corporation's operating results in 2000 were net income of $0.1 million, compared to $0.5 million in 1999 and $0.1 million in 1998. The decrease in income from 1999 to 2000 was primarily due to an adjustment to deferred taxes in 2000. The increase in income from 1998 to 1999 was primarily due to stronger operating results from Financial Corporation's investments in limited partnerships in solar electric, wind-power electric and hydroelectric generation projects in California.

          Financial Corporation recorded asset impairment charges in 1998 totaling $16.6 million, equivalent to 43 cents a share. The charges resulted from the application of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to Financial Corporation's limited partnership investments. The determinations of impairments for Financial Corporation's assets resulted from estimates in 1998 of lower prices for future sales of electricity from the partnerships' power projects.

          The Company's investment in Financial Corporation at Dec. 31, 2000, was $7.2 million, compared to $7.1 million at Dec. 31, 1999 and $6.6 million at Dec. 31, 1998.

          The Company realized income of $0.1 million in 2000 from non-utility gas storage, involving the sale of gas storage services to upstream customers using storage capacity not required from time to time for service to utility customers. NW Natural retains 80 percent of the revenues from the upstream storage services and credits the remaining 20 percent to its utility customers.

     Discontinued Segment
     --------------------

          On Jan. 26, 2000, the Company sold its interest in Canor at a gain of $2.4 million, equivalent to 9 cents a diluted share (see Note 2). Net income from Canor for 1999 and 1998 was $0.4 million in both years. Results for 1998 included asset write-downs totaling $2.8 million, equivalent to 7 cents a share, and a $3.5 million gain, equivalent to 15 cents a share, from a merger involving Canor. The gain from the merger was not subject to U.S. income tax in 1998, but it was effectively taxed upon disposition of Canor in 2000.

          The Company's investment in Canor of $29.2 million at Dec. 31, 1999, was reported in current assets as an investment in discontinued segment.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Consolidated operations and maintenance expenses were $4.6 million, or 6 percent, higher in 2000 than in 1999. The increase was primarily due to credits to a litigation reserve in 1999 totaling $4.9 million resulting from favorable decisions by the Oregon Supreme Court and the Oregon Court of Appeals in a case involving claims by a commercial customer (see Note 12), and to increased payroll costs ($0.9 million) and accruals for environmental claims ($0.6 million) in 2000, partially offset by a lower bonus accrual ($1.3 million) in 2000.

          Operations and maintenance expenses in 1999 were $5.0 million, or 6 percent, lower than in 1998. The decrease was primarily due to the $4.9 million credit to the litigation reserve (see above). Lower expenses in 1999 for uncollectible accounts ($0.6 million), pensions ($0.4 million) and other miscellaneous operating costs ($2.0 million) were approximately offset by higher expenses for bonus accruals ($2.5 million) and early retirement and severance charges ($0.9 million).

          Taxes Other Than Income
          -----------------------

          Taxes other than income, which are comprised of property, franchise, payroll and other taxes, increased $3.7 million, or 15 percent, in 2000. Franchise taxes, which are based on gross revenues, increased $2.6 million, or 25 percent, reflecting higher revenues due to an increase in the Company's customer base and rate increases effective in late 1999 and 2000. Property tax expense was $0.6 million, or 7 percent, higher than in 1999 due to more plant in service. Payroll tax expense was $0.3 million, or 9 percent, higher than in 1999 due to an increase in payroll expense.

          Taxes other than income increased $2.7 million, or 12 percent, in 1999. Property tax expense was $0.9 million, or 10 percent, higher than in 1998 due to more plant in service. Franchise taxes increased $1.4 million, or 16 percent, reflecting higher revenues due to rate increases effective Dec. 1, 1998 and 1999.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          Depreciation, depletion and amortization expense was $3.6 million lower in 2000 than in 1999. The reduction was due to charges to NW Natural's depreciation expense in both years relating to regulatory treatment of a new customer information system (CIS) completed in 1997. NW Natural wrote down its CIS assets by $6.5 million in 1999 pursuant to the OPUC's order in its Oregon general rate case concluded in November 1999, and by a further $0.4 million in 2000 pursuant to the WUTC's order in its Washington general rate case concluded in October 2000. (See "Results of Operations - Regulatory Matters," above.)

          Exclusive of these regulatory mandated charges, consolidated depreciation, depletion and amortization expense increased $2.6 million, or 6 percent, in 2000 compared to 1999 and $0.5 million, or 1 percent, in 1999 compared to 1998. As a percentage of average plant and property, depreciation, depletion and amortization expense was 3.5 percent for both 2000 and 1999.

     Other Income (Expense)
     ----------------------

          Other income was $3.9 million in 2000, $1.0 million lower than in 1999, primarily due to a reduction of interest income from $3.9 million to $3.1 million. Other income was $4.8 million in 1999, compared to Other expense of $13.7 million in 1998, reflecting $16.6 million in asset write-downs recorded by Financial Corporation in 1998 under SFAS No. 121 (see "Non-regulated Operations," above).

     Interest Charges - Net
     ----------------------

          Interest charges increased $3.5 million, or 12 percent, in 2000 compared to 1999, primarily due to an increase in long-term debt outstanding and an adjustment relating to the favorable decisions by the Oregon Supreme Court and the Oregon Court of Appeals in a case involving claims by a commercial customer that reduced interest expense by $1.7 million in 1999 (see Note 12).

          Interest charges decreased $1.5 million, or 5 percent, in 1999 compared to 1998, primarily due to reversals of interest charges recorded in prior years following the favorable decisions by the Oregon Supreme Court and the Oregon Court of Appeals in the case involving claims by a commercial customer (see Note 12).

          Allowance for Funds Used During Construction (AFUDC) represents the cost of funds used during the construction of utility plant (see Note 1). In 2000, AFUDC reduced interest expense by $0.8 million compared to $1.2 million in 1999 and $1.4 million in 1998. The weighted average AFUDC rates were 6.0 percent in 2000 and 1999 and 5.5 percent in 1998 (see "Financing Activities," below).

     Income Taxes
     ------------

          The effective corporate income tax rates for 2000, 1999 and 1998 were
35.9 percent, 35.4 percent and 35.1 percent, respectively.

     Redeemable Preferred and Preference Stock Dividend Requirements
     ---------------------------------------------------------------

          Redeemable preferred and preference stock dividend requirements for 2000 and 1999 were lower by $0.1 million, or 2 percent, in 2000 and 3 percent in 1999, due to sinking fund redemptions.

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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Continuing operations provided net cash of $87.2 million in 2000 compared to $108.2 million in 1999. An increase in cash from operations before working capital changes ($14.8 million) was offset by higher working capital requirements ($35.8 million). The increase in cash from continuing operations before working capital changes was primarily due to an increase in the balance of deferred income taxes and investment tax credits compared to a decrease in 1999 ($9.7 million), a decrease in regulatory account net debit balances compared to an increase in 1999 ($8.1 million) and higher net income from continuing operations ($2.9 million), offset in part by lower depreciation, depletion and amortization ($3.6 million) and a smaller decrease in deferred gas costs receivable ($2.9 million). The increase in working capital requirements was due to changes in net balances of other current assets and liabilities ($33.0 million) (see "Port of Portland Building," below), an increase in accounts receivable compared to a decrease in 1999 ($18.2 million) and an increase in accrued unbilled revenue compared to a decrease in 1999 ($16.8 million), offset in part by a larger increase in accounts payable ($25.6 million) and an increase in accrued interest and taxes compared to a decrease in 1999 ($6.9 million).

          Cash provided by continuing operations in 1999 was $108.2 million compared to $66.6 million in 1998. The 62 percent increase was due to increased cash from operations ($6.8 million) and lower working capital requirements ($34.8 million). The increase in cash from continuing operations before working capital changes compared to 1998 was primarily due to higher net income from continuing operations ($18.0 million) and a greater reduction in deferred gas costs receivable ($6.0 million), offset in part by non-cash investment losses in 1998 including the asset write-downs by Financial Corporation ($16.1 million). The decrease in working capital requirements in 1999 was primarily due to an increase in accounts payable compared to a decrease in 1998 ($19.6 million) and reductions in accrued unbilled revenue and accounts receivable compared to increases in 1998 ($13.1 million and $8.8 million, respectively). The decreases in working capital requirements were partially offset by a larger increase in inventories of gas, materials and supplies ($8.8 million).

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Note 12).

          Port of Portland Building
          -------------------------

          A large portion of the change in cash from continuing operations in 2000, compared to 1999, was due to cash flows relating to NW Natural's development contract for construction of a new headquarters building for the Port of Portland. The Port made construction progress payments totaling $18.8 million in the second and third quarters of 1999. NW Natural recorded current liabilities in the amounts of these payments, pending closing on the sale of the building, with the effect of reducing working capital requirements in the first nine months of 1999. The Port made its final payment of $1.2 million at closing on the sale of the building in the third quarter of 2000. At that time NW Natural reversed the balance of current liabilities relating to the building ($19.3 million), with the effect of increasing working capital requirements by that amount in 2000.

          Cash used in construction of the building was recorded in both periods as an investment in non-utility property (see "Investing Activities," below). NW Natural used a portion of the Port's progress payments to pay off the balance outstanding under a bank line of credit arranged for construction of the building ($12.3 million), contributing to a reduction in short-term debt in 1999.

          Investing Activities
          --------------------

          Cash requirements for investing activities in 2000 totaled $30.9 million, down from $118.9 million in 1999. Cash requirements for utility construction totaled $80.4 million, down $28.7 million from 1999. The decrease in cash requirements for utility construction in 2000 resulted from lower expenditures for completion of another phase of the Company's gas storage expansion project ($24.8 million); lower construction overhead ($1.9 million); and reduced expenditures for computer hardware and software ($1.6 million).

          Cash requirements for NW Natural's capital program in 1999 totaled $109.1 million, up $29.1 million from 1998. The increase in cash requirements for utility construction in 1999 resulted from higher expenditures for gas storage development ($23.9 million); higher expenditures for computer hardware and software ($2.3 million), communications technology ($0.8 million) and large system improvement projects ($1.3 million); and higher construction overhead ($2.0 million).

          NW Natural's construction expenditures are estimated to total $75 million for 2001. Over the five-year period 2001 through 2005, these expenditures are estimated at between $450 million and $500 million. The level of capital expenditures over the next five years reflects projected high customer growth plus a major system reinforcement project and the development of additional underground gas storage facilities. An estimated 60 percent of the required funds is expected to be internally generated over the five-year period, with the remainder funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          Investments in non-utility property in 2000 included expenditures for completion of the portion of the Company's gas storage expansion project utilized for interstate storage ($4.9 million) and final payments of $2.6 million for the construction of the Port of Portland building. Total proceeds from the sale of the building in 2000 ($20.0 million) were recognized as proceeds from sale of assets. Investments in non-utility property in 1999 were $10.7 million, including $9.7 million relating to the Port of Portland building.

          There were no new capital investments in either of the Company's subsidiaries during 1999. Non-utility capital expenditures totaled $19.8 million in 1998, including Canor's investments of $13.5 million in Canadian exploration and production properties. NW Natural's non-utility expenditures in 1998 totaling $6.3 million included expenditures relating to the Port of Portland building ($6.0 million) and additions to existing facilities ($0.3 million).

          The sale of Canor provided net cash of $34.8 million in 2000.

          Financing Activities
          --------------------

          Cash used in financing activities in 2000 totaled $55 million, compared to cash provided by financing activities in 1999 of $13 million. Factors contributing to the $68 million difference were retirements of long-term debt of $60 million in 2000 compared to $10 million in 1999, and a reduction in short-term debt ($38 million) in 2000 compared to an increase in short-term debt ($13 million) in 1999, partially offset by an increase in long-term debt issued ($35 million) in 2000.

          NW Natural sold $75 million of its Medium-Term Notes (MTNs) in 2000. It sold $50 million of secured MTNs with a weighted average maturity of 28 years and a weighted average coupon rate of 7.75% and used the proceeds to redeem all $50 million of the callable 9-3/4% Series of First Mortgage Bonds due 2015. The refunding will save the Company about $0.8 million per year (net) in future interest expense. NW Natural used $10 million from the remaining $25 million of proceeds from sales of secured MTNs in 2000 to refund maturing long-term debt, and $15 million to meet capital requirements for the Company's ongoing construction program or to reduce short-term debt.

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program to extend through May 2001. The purchases are made in the open market or through privately negotiated transactions. As of Dec. 31, 2000, the Company had repurchased 108,700 shares of common stock at a total cost of $2.4 million.

          Cash provided by financing activities in 1999 totaled $13 million, down from $32 million in 1998. The decrease was due to lower proceeds from sales of common stock ($47 million), partially offset by higher net proceeds from the issuance and retirement of long-term debt ($13 million) and an increase in short-term debt ($15 million). Proceeds from the sales of $20 million of secured MTNs were used in part to refund maturing long-term debt ($10 million).

     Stock Listing
     -------------

          On July 27, 2000, the Company's Common Stock, $3-1/6 par value, and the Common Share Purchase Rights appurtenant thereto, began trading on the New York Stock Exchange, Inc. under the symbol "NWN". The stock previously traded on the Nasdaq National Market with the symbol NWNG.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the years ended Dec. 31, 2000, 1999 and 1998, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.14, 3.12 and 2.20, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges. Fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

     Environmental Matters
     ---------------------

          Since 1993, NW Natural has recorded expenses of $2.6 million for the costs of a continuing investigation of property it owns in Linnton, Oregon, that is the site of a former gas manufacturing plant that was closed in 1956 (the Linnton site). In 2000, NW Natural recorded an additional accrued liability of $1.4 million representing the estimated costs of further investigation and interim remediation on this site. Correspondingly, the Company recorded a receivable for its estimated recovery of these additional costs from insurance or through future rates.

          Also in 2000, NW Natural recorded expenses of $0.4 million relating to an investigation of a site adjacent to the Linnton site that now is the location of a manufacturing plant (the Wacker site), and $0.6 million relating to a segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Linnton site and the Wacker site. See Note 12.

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

     Physical and Financial Commodity, Foreign Currency and Interest Rate
     --------------------------------------------------------------------
     Transactions
     ------------

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

          At Dec. 31, 2000, differences between notional values and fair values with respect to NW Natural's open positions in derivative financial instruments were not material to the Company's financial position or results of operations because of the treatment of these instruments in regulatory mechanisms relating to gas costs (see Item 7., Results of Operations, "Comparison of Gas Operations -- Cost of Gas," above). However, to the degree that market risks exist due to potential adverse changes in commodity prices and foreign exchange rates in relation to these financial and physical contracts, the Company considers the risks to be:

          Commodity Price Risk
          --------------------

          The prices of natural gas commodity are subject to fluctuations due to unpredictable factors including weather, pipeline transportation congestion and other factors that affect short-term supply and demand. NW Natural uses natural gas commodity swap and cap agreements to convert certain long-term gas purchase contracts from floating prices to fixed prices. At Dec. 31, 2000 and 1999, the Company had notional amounts under natural gas commodity swap and cap agreements totaling $157.8 million and $57.7 million, respectively. As of Dec. 31, 2000, the Company had not entered into any financial derivative commodity agreements extending beyond Dec. 31, 2001. If all of the commodity swap and cap agreements had been settled on Dec. 31, 2000, NW Natural would have realized a gain of $164.6 million.

          Foreign Currency Risk
          ---------------------

          The costs of natural gas commodity and certain pipeline services purchased from Canadian suppliers are subject to changes in the value of Canadian currency in relation to U. S. currency. NW Natural uses foreign currency forward contracts to hedge against fluctuations in currency values with respect to its purchases of natural gas from suppliers in Canada. At Dec. 31, 2000 and 1999, the Company had notional amounts under foreign currency forward contracts of $34.1 million and $8.6 million, respectively. As of Dec. 31, 2000, the Company had not entered into any foreign currency forward contracts extending beyond Dec. 31, 2001. If all of the foreign currency forward contracts had been settled on Dec. 31, 2000, NW Natural would have realized a gain of $0.4 million.

          Interest Rate Risk
          ------------------

          Interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to the issuance of commercial paper. NW Natural manages interest rate risk through the issuance of fixed-rate debt with varying maturities and the refunding of debt through optional redemption when interest rates are favorable. NW Natural had no derivative financial instruments to hedge interest rates in place at Dec. 31, 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

1.   Management's Responsibility for Financial Statements.................   31

2.   Report of Independent Accountants....................................   32

3.   Consolidated Financial Statements:
     Consolidated Statements of Income for the Years Ended December 31,
     2000, 1999 and 1998..................................................   33

     Consolidated Statements of Earnings Invested in the Business for the
     Years Ended December 31, 2000, 1999 and 1998.........................   34

     Consolidated Balance Sheets, December 31, 2000 and 1999..............   35

     Consolidated Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998..................................................   37

     Consolidated Statements of Capitalization, December 31, 2000 and
     1999.................................................................   38

     Notes to Consolidated Financial Statements...........................   39

4.   Quarterly Financial Information (unaudited)..........................   57

5.   Supplementary Data:

     Financial Statement Schedules for the Years Ended December 31, 2000,
     1999 and 1998: Schedule II - Valuation and Qualifying Accounts and
     Reserves.............................................................   58


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


                                        /s/ Richard G. Reiten
                                        ----------------------------------
                                        Richard G. Reiten
                                        President and
                                        Chief Executive Officer


                                        /s/ Bruce R. DeBolt
                                        ----------------------------------
                                        Bruce R. DeBolt
                                        Senior Vice President, Finance,
                                        and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of NW Natural


In our opinion, the consolidated financial statements listed in the accompanying table of contents present fairly, in all material respects, the financial position of Northwest Natural Gas Company (doing business as NW Natural) and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying table of contents presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and this financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 16, 2001

                          NORTHWEST NATURAL GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, Except Per Share Amounts)


Year Ended December 31                                               2000           1999           1998
---------------------------------------------------------------------------------------------------------
Operating Revenues:
  Gross operating revenues                                       $  532,110     $  455,834     $  404,390
  Cost of sales                                                     274,160        212,197        173,424
                                                                 ----------     ----------     ----------
    Net operating revenues                                          257,950        243,637        230,966

Operating Expenses:
  Operations and maintenance                                         77,817         73,209         78,226
  Taxes other than income taxes                                      28,351         24,652         21,939
  Depreciation, depletion and amortization                           47,440         51,008         43,937
                                                                 ----------     ----------     ----------
    Total operating expenses                                        153,608        148,869        144,102
                                                                 ----------     ----------     ----------
Income from Operations                                              104,342         94,768         86,864

Other Income (Expense)                                                3,860          4,816        (13,723)
Interest Charges - net                                               33,561         30,052         31,586
                                                                 ----------     ----------     ----------
Income Before Income Taxes                                           74,641         69,532         41,555
Income Taxes                                                         26,829         24,591         14,604
                                                                 ----------     ----------     ----------

Net Income from Continuing Operations                                47,812         44,941         26,951
Discontinued Segment:
  Income from discontinued segment - net of tax                           -            355            350
  Gain on sale of discontinued segment - net of tax                   2,412              -              -
                                                                 ----------     ----------     ----------
Net Income                                                           50,224         45,296         27,301
  Redeemable preferred and preference stock dividend requirements     2,456          2,515          2,577
                                                                 ----------     ----------     ----------
Earnings Applicable to Common Stock                              $   47,768     $   42,781     $   24,724
                                                                 ==========     ==========     ==========

Average Common Shares Outstanding                                    25,183         24,976         24,233
Basic Earnings Per Share of Common Stock:
  From continuing operations                                     $     1.80     $     1.70     $     1.01
  From discontinued segment                                               -           0.01           0.01
  From gain on sale of discontinued segment                            0.10              -              -
                                                                 ----------     ----------     ----------
    Total basic earnings per share                               $     1.90     $     1.71     $     1.02
                                                                 ==========     ==========     ==========
Diluted Earnings Per Share of Common Stock:
  From continuing operations                                     $     1.79     $     1.69     $     1.01
  From discontinued segment                                               -           0.01           0.01
  From gain on sale of discontinued segment                            0.09              -              -
                                                                 ----------     ----------     ----------
    Total diluted earnings per share                             $     1.88     $     1.70     $     1.02
                                                                 ==========     ==========     ==========
Dividends Per Share of Common Stock                              $     1.24     $    1.225     $     1.22
                                                                 ==========     ==========     ==========


                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS
                                   (Thousands)
                             Year Ended December 31,


                                                           2000                   1999                   1998
                                                  ---------------------  ---------------------  ---------------------
Earnings Invested in the Business:
Balance at Beginning of Year                      $  118,711             $  106,513             $  113,098
Net Income                                            50,224  $  50,224      45,296  $  45,296      27,301  $  27,301
Cash Dividends Paid:
  Redeemable preferred and preference stock           (2,466)                (2,525)                (2,587)
  Common stock                                       (31,198)               (30,569)               (29,615)
Common Stock Repurchased                              (1,080)                     -                      -
Common Stock Expense                                      (2)                    (4)                (1,684)
                                                  ----------             ----------
Balance at End of Year                            $  134,189             $  118,711             $  106,513
                                                  ==========             ==========             ==========


Accumulated Other Comprehensive Income (Loss):
Balance at Beginning of Year                      $   (3,181)             $  (2,460)            $   (2,235)
Other comprehensive income (loss) - net of tax:
  Foreign currency translation adjustments
    from discontinued segment                              -          -        (721)      (721)       (225)      (225)
  Recognition of foreign currency translation
    adjustment included in gain on sale of
    discontinued segment                               3,181      3,181           -          -           -          -
                                                  ----------  ---------  ----------  ---------  ----------  ---------
Comprehensive Income                                          $  53,405              $  44,575              $  27,076
                                                              =========              =========              =========
Balance at End of Year                            $        -             $   (3,181)            $   (2,460)
                                                  ==========             ==========             ==========


                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)


December 31                                                      2000             1999
-----------------------------------------------------------------------------------------
Assets:
Plant and Property:
  Utility plant                                             $  1,406,970     $  1,331,415
  Less accumulated depreciation                                  478,138          436,386
                                                            ------------     ------------
    Utility plant - net                                          928,832          895,029
                                                            ------------     ------------
  Non-utility property                                             8,649            8,548
  Less accumulated depreciation and depletion                      3,451            7,654
                                                            ------------     ------------
    Non-utility property - net                                     5,198              894
                                                            ------------     ------------
    Total plant and property                                     934,030          895,923
                                                            ------------     ------------

Investments and Other                                             14,526           16,557

Current Assets:
  Cash and cash equivalents                                       11,283           10,013
  Accounts receivable, less allowance for uncollectible
    accounts of $1,867 in 2000 and $1,669 in 1999                 60,753           43,349
  Accrued unbilled revenue                                        45,619           31,550
  Inventories of gas, materials and supplies                      46,883           33,919
  Investment in discontinued segment                                   -           29,163
  Property held for sale                                               -           16,712
  Prepayments and other current assets                            22,834           18,349
                                                            ------------     ------------
    Total current assets                                         187,372          183,055

Regulatory Tax Assets                                             49,515           51,060
                                                            ------------     ------------
Deferred Gas Costs Receivable                                     16,973           20,950
                                                            ------------     ------------
Deferred Debits and Other                                         76,297           76,878
                                                            ------------     ------------
  Total Assets                                              $  1,278,713     $  1,244,423
                                                            ============     ============


                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)


December 31                                                      2000             1999
-----------------------------------------------------------------------------------------
Capitalization and Liabilities:
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                              $     79,905     $     79,458
  Premium on common stock                                        238,215          234,608
  Earnings invested in the business                              134,189          118,711
  Accumulated other comprehensive income (loss)                        -           (3,181)
                                                            ------------     ------------
    Total common stock equity                                    452,309          429,596
  Redeemable preference stock                                     25,000           25,000
  Redeemable preferred stock                                       9,750           10,564
  Long-term debt                                                 400,790          396,379
                                                            ------------     ------------
    Total capitalization                                         887,849          861,539
                                                            ------------     ------------

Current Liabilities:
  Notes payable                                                   56,263           94,149
  Accounts payable                                               110,698           68,163
  Long-term debt due within one year                              20,000           10,000
  Taxes accrued                                                    8,066            4,101
  Interest accrued                                                 2,696            4,673
  Other current and accrued liabilities                           23,638           39,153
                                                            ------------     ------------
    Total current liabilities                                    221,361          220,239

Deferred Investment Tax Credits                                    9,538           10,393
                                                            ------------     ------------
Deferred Income Taxes                                            141,656          136,150
                                                            ------------     ------------
Regulatory Liabilities and Other                                  18,309           16,102
                                                            ------------     ------------
Commitments and Contingencies (see Note 12)                            -                -
                                                            ------------     ------------
    Total Capitalization and Liabilities                    $  1,278,713     $  1,244,423
                                                            ============     ============


                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)


Year Ended December 31                                                     2000          1999          1998
------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income from continuing operations                                $  47,812     $  44,941     $  26,951
  Adjustments to reconcile net income to cash provided by operations:
    Depreciation, depletion and amortization                              47,440        51,008        55,822
    Gain on sale of assets                                                  (491)            -        (3,782)
    Deferred income taxes and investment tax credits                       4,651        (5,015)         (344)
    Equity in (earnings) losses of investments                               221          (490)       15,572
    Allowance for funds used during construction                            (789)       (1,153)       (1,426)
    Deferred gas costs receivable                                          3,977         6,845           833
    Regulatory accounts and other - net                                    4,333        (3,795)       (8,109)
                                                                       ---------     ---------     ---------
      Cash from operations before working capital changes                107,154        92,341        85,517
    Changes in operating assets and liabilities:
      Accounts receivable - net                                          (17,404)          792        (8,056)
      Accrued unbilled revenue                                           (14,069)        2,708       (10,347)
      Inventories of gas, materials and supplies                         (12,964)      (12,661)       (3,873)
      Accounts payable                                                    42,535        16,910        (2,736)
      Accrued interest and taxes                                           1,988        (4,916)        2,976
      Other current assets and liabilities                               (20,000)       12,992         3,108
                                                                       ---------     ---------     ---------
    Cash Provided by Continuing Operating Activities                      87,240       108,166        66,589
                                                                       ---------     ---------     ---------
    Cash Provided by Operations of Discontinued Segment                        -            46         2,633
                                                                       ---------     ---------     ---------
Investing Activities:
  Acquisition and construction of utility plant assets                   (80,444)     (109,144)      (80,022)
  Investment in non-utility property                                      (6,923)      (10,713)      (19,780)
  Proceeds from sale of discontinued segment                              34,756             -             -
  Proceeds from sale of assets                                            21,012             -             -
  Investments and other                                                      610           956        (1,057)
                                                                       ---------     ---------     ---------
    Cash Used in Investing Activities                                    (30,989)     (118,901)     (100,859)
Financing Activities:
  Common stock issued                                                      4,826         5,356        52,384
  Common stock repurchased                                                (2,441)            -             -
  Redeemable preferred stock retired                                        (814)         (935)         (930)
  Long-term debt issued                                                   75,000        40,000        52,000
  Long-term debt retired                                                 (60,000)      (10,000)      (35,000)
  Change in short-term debt                                              (37,886)       12,717        (2,054)
  Cash dividend payments:
    Redeemable preferred and preference stock                             (2,466)       (2,525)       (2,587)
    Common stock                                                         (31,198)      (30,569)      (29,615)
  Foreign currency translation and capital stock expense                      (2)         (725)       (1,909)
                                                                       ---------     ---------     ---------
    Cash Provided by (Used in) Financing Activities                      (54,981)       13,319        32,289
Increase in Cash and Cash Equivalents                                      1,270         2,630           652
Cash and Cash Equivalents - Beginning of Year                             10,013         7,383         6,731
                                                                       ---------     ---------     ---------
Cash and Cash Equivalents - End of Year                                $  11,283     $  10,013     $   7,383
                                                                       =========     =========     =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                           $  35,592     $  30,506     $  32,323
    Income Taxes                                                       $  22,552     $  27,302     $   8,205
Supplemental Disclosure of Non-cash Financing Activities:
  Conversion to common stock:
      7-1/4 % Series of Convertible Debentures                         $     589     $     359     $     565


                      ------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                        (Thousands, Except Share Amounts)


December 31                                                                             2000               1999
--------------------------------------------------------------------------------------------------------------------
Common Stock Equity:
  Common stock - par value $3-1/6 per share; authorized 60,000,000 shares:
   outstanding - 2000, 25,233,424 shares; 1999, 25,091,938 shares               $  79,905           $  79,458
  Premium on common stock                                                         238,215             234,608
  Earnings invested in the business                                               134,189             118,711
  Accumulated other comprehensive income (loss)                                         -              (3,181)
                                                                                ---------           ---------
    Total common stock equity                                                     452,309    51%      429,596    50%
                                                                                ---------           ---------
Redeemable Preference Stock, authorized 2,000,000 shares; $6.95 Series, stated value $100 per share; outstanding - 2000, 250,000 shares;
  1999, 250,000 shares                                                             25,000              25,000
                                                                                ---------           ---------
    Total redeemable preference stock                                              25,000     3%       25,000     3%
Redeemable Preferred Stock, authorized 1,500,000 shares; all outstanding series have a stated value of $100 per share
  $4.75 Series, outstanding - 1999, 643 shares                                          -                  64
  $7.125 Series, outstanding - 2000, 97,500 shares; 1999, 105,000 shares            9,750              10,500
                                                                                ---------           ---------
    Total redeemable preferred stock                                                9,750     1%       10,564     1%
Long-Term Debt:
  First Mortgage Bonds
  --------------------
    9-3/4% Series due 2015                                                              -              50,000
  Medium-Term Notes
  -----------------
  First Mortgage Bonds:
    5.96% Series B due 2000                                                             -               5,000
    5.98% Series B due 2000                                                             -               5,000
    6.62% Series B due 2001                                                        10,000              10,000
    6.75% Series B due 2002                                                        10,000              10,000
    8.05% Series A due 2002                                                        10,000              10,000
    5.55% Series B due 2002                                                        20,000              20,000
    6.40% Series B due 2003                                                        20,000              20,000
    6.34% Series B due 2005                                                         5,000               5,000
    6.38% Series B due 2005                                                         5,000               5,000
    6.45% Series B due 2005                                                         5,000               5,000
    6.80% Series B due 2007                                                        10,000              10,000
    6.50% Series B due 2008                                                         5,000               5,000
    7.45% Series B due 2010                                                        25,000                   -
    8.26% Series B due 2014                                                        10,000              10,000
    7.00% Series B due 2017                                                        40,000              40,000
    6.60% Series B due 2018                                                        22,000              22,000
    8.31% Series B due 2019                                                        10,000              10,000
    7.63% Series B due 2019                                                        20,000              20,000
    9.05% Series A due 2021                                                        10,000              10,000
    7.25% Series B due 2023                                                        20,000              20,000
    7.50% Series B due 2023                                                         4,000               4,000
    7.52% Series B due 2023                                                        11,000              11,000
    7.72% Series B due 2025                                                        20,000                   -
    6.52% Series B due 2025                                                        10,000              10,000
    7.05% Series B due 2026                                                        20,000              20,000
    7.00% Series B due 2027                                                        20,000              20,000
    6.65% Series B due 2027                                                        20,000              20,000
    6.65% Series B due 2028                                                        10,000              10,000
    7.74% Series B due 2030                                                        20,000                   -
    7.85% Series B due 2030                                                        10,000                   -
  Unsecured:
    8.47% Series A due 2001                                                        10,000              10,000
  Convertible Debentures
  ----------------------
    7-1/4% Series due 2012                                                          8,790               9,379
                                                                                ---------           ---------
                                                                                  420,790             406,379
Less long-term debt due within one year                                            20,000              10,000
                                                                                ---------           ---------
  Total long-term debt                                                            400,790    45%      396,379    46%
                                                                                ---------  -----    ---------  -----
    Total capitalization                                                        $ 887,849   100%    $ 861,539   100%
                                                                                =========  =====    =========  =====


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

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

Organization and Principles of Consolidation
--------------------------------------------

     The consolidated financial statements include:

     Regulated utility:
         Northwest Natural Gas Company (NW Natural)
     Non-regulated subsidiary businesses:
         NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary
         Canor Energy, Ltd. (Canor), a majority-owned subsidiary reclassified as a discontinued segment in 1999 and sold in the first quarter of 2000

     Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

     Investments in corporate joint ventures and partnerships in which the Company's ownership is 50 percent or less are accounted for by the equity method or the cost method (see Note 9).

     Certain amounts from prior years have been reclassified to conform with the 2000 presentation. These reclassifications had no impact on prior year results of operations.

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

     NW Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 3.5 percent of average depreciable plant in 2000, 4.0 percent in 1999 and 3.9 percent in 1998. The rate of depreciation approximates the economic life of the utility property.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Certain additions to utility plant include an allowance for funds used during construction (AFUDC), a non-cash item. AFUDC represents the cost of funds borrowed during construction and is calculated using actual commercial paper interest rates. If commercial paper borrowings are insufficient to finance the total work in progress, then a composite rate of interest on all debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. NW Natural's weighted average AFUDC rates were 6.0 percent for both 2000 and 1999 and 5.5 percent for 1998.

Regulatory Accounts
-------------------

     In applying SFAS No. 71, NW Natural has capitalized certain costs and benefits as regulatory assets and liabilities pursuant to orders of the state utility regulatory commissions, in general rate proceedings or expense deferral proceedings, in order to provide for recovery of revenues or expenses from, or refunds to, NW Natural's utility customers in future periods. At Dec. 31, 2000 and 1999, regulatory tax assets were $49.5 million and $51.1 million, respectively, while other regulatory assets and liabilities (net) were $26.5 million and $37.4 million, respectively.

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

Derivatives Policy
------------------

     NW Natural's "Derivatives Policy" allows up to a 100 percent hedge position in currency derivatives to match and lock in prices on individual Canadian natural gas purchase transactions; interest rate derivatives to match specific outstanding debt instruments maturing in less than five years; and natural gas commodity derivatives to lock in or cap prices on gas purchased for a future period under contracts with market-indexed pricing. The policy requires derivatives to be used within prescribed limitations and only in order to reduce price risk, so as to qualify for hedge accounting treatment. The Company's derivatives policy also has specific requirements in terms of counterparty credit-worthiness. Changes in market values of foreign currency contracts, and gains or losses on commodity derivative contracts, are deferred and recognized as adjustments to gas purchase costs upon concurrent settlement of these contracts (see Note 11).

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedge accounting. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", amending portions of SFAS No. 133. Among other things, SFAS No. 138 provides an exception for contracts intended for the normal purchase and normal sale of something other than a financial instrument or derivative instrument, for which physical delivery is probable. Some of the Company's gas supply and transportation contracts are derivative instruments as defined under SFAS No. 133. These standards will be effective for the Company beginning Jan. 1, 2001. Adoption of these new accounting standards, as of Jan. 1, 2001, is not expected to have a material affect on net income or financial position. The Company's primary derivatives hedging activities will be accounted for as cash flow hedges under SFAS No. 133. Due to the nature of the Company's hedging strategy, cash flow hedges are expected to be highly effective. Furthermore, because the results of the Company's hedging program are included in the regulated cost of gas, unrealized hedging gains or losses will be tracked in deferred gas costs rather than other comprehensive income.

Segment Reporting
-----------------

     The Company principally operates in a single line of utility business consisting of distribution of natural gas. Other segments are primarily investments in alternative energy projects in California, the discontinued oil and gas exploration business, a Boeing 737-300 Aircraft which is leased to Continental Airlines and non-utility gas storage.

     The following table presents information about reportable segments for 2000, 1999 and 1998. Inter-segment transactions are insignificant.


     Thousands                                     Utility      Other        Total
     -------------------------------------------------------------------------------
     2000
     ----
     Net operating revenues                      $  257,361  $      589  $  257,950
     Income from operations                         103,902         440     104,342
     Net income from continuing operations           47,519         293      47,812
     Income from financial investments                    -         103         103
     Income from non-utility storage                      -         102         102
     Gain on sale of discontinued segment                 -       2,412       2,412
     Assets                                       1,260,013      18,700   1,278,713
     1999
     ----
     Net operating revenues                      $  243,269  $      368  $  243,637
     Income from operations                          94,744          24      94,768
     Net income from continuing operations           44,323         618      44,941
     Income (loss) from financial investments             -         (82)        (82)
     Net income from discontinued segment                 -         355         355
     Assets                                       1,197,673      46,750   1,244,423
     1998
     ----
     Net operating revenues                      $  230,564  $      402  $  230,966
     Income (loss) from operations                   86,981        (117)     86,864
     Net income (loss) from continuing operations    37,530     (10,579)     26,951
     Income (loss) from financial investments             -     (17,192)    (17,192)
     Net income from discontinued segment                 -         350         350
     Assets                                       1,120,706      71,030   1,191,736

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

     Consistent with rate and accounting instructions of regulatory authorities, deferred income taxes are not currently collected for those temporary income tax differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. NW Natural has recorded a regulatory tax asset for amounts pending recovery from customers in future rates. These amounts are primarily differences between the book and tax basis of net utility plant in service. This asset balance was $49.5 million and $51.1 million at Dec. 31, 2000 and 1999, respectively.

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

Earnings Per Share
------------------

     Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Diluted earnings per share reflect the potential effects of the conversion of any outstanding convertible debentures and the exercise of outstanding stock options. Diluted earnings are calculated as follows:


     Thousands, except per share amounts             2000        1999        1998
     ------------------------------------------------------------------------------
     Earnings applicable to common stock           $ 47,768    $ 42,781    $ 24,724
      Debenture interest less taxes                     389         415         431
                                                   --------    --------    --------
     Net income available for diluted common stock $ 48,157    $ 43,196    $ 25,155
                                                   ========    ========    ========


     Average common shares outstanding               25,183      24,976      24,233
      Stock options                                      13          21          41
      Convertible debentures                            442         471         489
                                                   --------    --------    --------
     Diluted average common shares outstanding       25,638      25,468      24,763
                                                   ========    ========    ========
     Diluted earnings per share of common stock    $   1.88    $   1.70    $   1.02
                                                   ========    ========    ========

2.   CONSOLIDATED SUBSIDIARY OPERATIONS AND DISCONTINUED SEGMENT:
-----------------------------------------------------------------

     At Dec. 31, 2000, the Company had one active subsidiary, Financial Corporation, a wholly-owned subsidiary. One discontinued segment, Canor, a majority-owned subsidiary, was sold in January 2000.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NNG Financial Corporation
-------------------------

     Financial Corporation provided short-term financing for Canor and has several financial investments, including investments as a limited partner in solar electric generating systems, windpower electric generating projects, a hydroelectric facility and low-income housing projects. It also held interests in certain gas producing properties in the western United States (see Note 9). During the fourth quarter of 1998, Financial Corporation recorded asset impairment charges resulting from the application of an impairment model based on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to limited partnership investments in solar electric, wind-power electric and hydroelectric generation projects in California. The pre-tax write-down of $16.6 million is included in other income (expense) in the consolidated statements of income.

Canor Energy, Ltd.
------------------

     On Jan. 26, 2000, the Company sold its interest in Canor Energy Ltd. (Canor), an Alberta, Canada corporation engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. The after-tax gain from the sale was $2.4 million, net of Canadian tax on dividends ($0.6 million) and U.S. income tax ($2.8 million) and is shown as gain on sale of discontinued segment.

     The consolidated financial statements of the Company have been restated to reflect Canor as a discontinued segment. Accordingly, Canor's operating revenues and expenses are included in net income from discontinued segment for 1999 and 1998, and its cash flows are reported as cash provided by discontinued segment for all periods presented. At Dec. 31, 1999, the Company's investment in Canor was $29.2 million and is shown as investment in discontinued segment (in current assets).

     Canor began operations in 1990 as a wholly-owned indirect subsidiary. In 1998, Canor acquired all of the capital stock of Southlake Energy, Inc. (Southlake), an indirect subsidiary of NIPSCO Industries, Inc. (NI), in exchange for shares of common stock representing a 34 percent interest in Canor. In January 2000, the Company acquired NI's interest in Canor and then sold 100 percent of Canor's stock.

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

3.   CAPITAL STOCK:
-------------------

Common Stock
------------

     At Dec. 31, 2000, NW Natural had reserved 222,229 shares of common stock for issuance under the Employee Stock Purchase Plan, 153,577 shares under its Dividend Reinvestment and Stock Purchase Plan, 781,347 shares under its 1985 Stock Option Plan (see Note 4), 502,056 shares for future conversions of its 7-1/4% Convertible Debentures and 3,000,000 shares under the Shareholder Rights Plan.

Redeemable Preference Stock
---------------------------

     The $6.95 Series of Preference Stock is not redeemable prior to Dec. 31, 2002, but is subject to mandatory redemption on that date.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Redeemable Preferred Stock
--------------------------

     The mandatory preferred stock redemption requirements aggregate $0.8 million in 2001, 2002, 2003, 2004 and 2005. These requirements are non-cumulative. At any time NW Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on common stock or preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

     The remaining shares of the $4.75 Series of redeemable preferred stock were redeemed on Sept. 1, 2000.

     The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. At Dec. 31, 2000, shares of the $7.125 Series are redeemable on or after May 1, 2001 at a price of $103.325 per share decreasing each year thereafter to $100 per share on or after May 1, 2008.

Stock Repurchase Program
------------------------

     In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of its common stock through a repurchase program to extend through May 2001. Purchases are made in the open market or through privately negotiated transactions. As of Dec. 31, 2000, the Company had repurchased 108,700 shares of common stock at a total cost of $2.4 million.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The following table shows the changes in the number of shares of NW Natural's capital stock and the premium on common stock for the years 2000, 1999 and 1998:


                                             -------------Shares-------------- Premium-on
                                                        Redeemable Redeemable    common
                                               Common   preference preferred      stock
                                                stock      stock     stock     (thousands)
                                             --------------------------------------------
Balance, Dec. 31, 1997                       22,864,328    250,000   124,285   $  182,998
     Sales to the public                      1,725,000          -         -       40,789
     Sales to employees                          17,637          -         -          366
     Sales to stockholders                      194,835          -         -        4,644
     Exercise of stock options - net             22,946          -         -          377
     Conversion of convertible
       debentures to common                      28,375          -         -          475
     Sinking fund purchases                           -          -    (9,300)           1
                                             ---------- ---------- ---------   ----------

Balance, Dec. 31, 1998                       24,853,121    250,000   114,985      229,650
     Sales to employees                          13,619          -         -          295
     Sales to stockholders                      188,821          -         -        4,028
     Exercise of stock options - net             18,355          -         -          334
     Conversion of convertible
       debentures to common                      18,022          -         -          301
     Sinking fund purchases                           -          -    (9,342)           -
                                             ---------- ---------- ---------   ----------

Balance, Dec. 31, 1999                       25,091,938    250,000   105,643      234,608
     Sales to employees                          14,696          -         -          278
     Sales to stockholders                      199,920          -         -        3,769
     Exercise of stock options - net              5,990          -         -           81
     Conversion of convertible
       debentures to common                      29,580          -         -          495
     Stock repurchase                          (108,700)         -         -       (1,016)
     Sinking fund purchases                           -          -    (8,143)           -
                                             ---------- ---------- ---------   ----------

Balance, Dec. 31, 2000                       25,233,424    250,000    97,500   $  238,215
                                             ========== ========== =========   ==========

4.  STOCK OPTION AND PURCHASE PLANS:
------------------------------------

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

     Since the Plan's inception in 1985, options on 922,171 shares of common stock have been granted at prices ranging from $11.75 to $27.875 per share, and options on 79,296 shares have expired. NW Natural applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for either the Plan or the Employee Stock Purchase Plan. If compensation cost for awards under NW Natural's two stock-based compensation plans had been determined based on the fair value at the grant dates using the method

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                            2000      1999      1998
                                                            ----      ----      ----
     Earnings applicable to common stock ($000):
     -------------------------------------------
          As reported                                     $ 47,768  $ 42,781  $ 24,724
          Pro forma                                         47,190    42,525    24,518
     Basic earnings per share
     ------------------------
          As reported                                     $   1.90  $   1.71  $   1.02
          Pro forma                                           1.87      1.70      1.01
     Diluted earnings per share
     --------------------------
          As reported                                     $   1.88  $   1.70  $   1.02
          Pro forma                                           1.86      1.69      1.01

     For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1998, respectively: a dividend yield of 5.2 and 4.7 percent; expected volatility of 31.4 and 27 percent; risk-free interest rates of 5 and 5 percent; and expected lives of seven years. There were no new grants during 1999.

     Information regarding the Plan is summarized as follows:

                                                                    Options
                                                          ----------------------------
                                                            2000      1999      1998
                                                            ----      ----      ----
     Outstanding, beginning of year                        290,212   320,032   227,733
     $16.59 Options:
     ---------------
          Exchanged by holder                                    -         -    (2,608)
          Exercised                                            (88)        -    (2,264)
     $24.00 Options:
     ---------------
          Exchanged by holder                               (6,305)        -         -
          Exercised                                         (2,320)   (7,500)   (8,082)
          Expired                                           (1,500)        -         -
     $20.17 Options:
     ---------------
          Exchanged by holder                               (1,912)   (1,465)        -
          Exercised                                           (582)   (5,755)     (247)
     $20.92 Options
     --------------
          Exchanged by holder                                    -         -    (1,147)
          Exercised                                         (3,000)   (5,100)  (12,353)
          Expired                                           (3,000)        -         -
     $27.875 Options
     ---------------
          Granted                                                -         -   116,000
          Expired                                           (6,000)  (10,000)   (1,000)
     $26.75 Options
     --------------
          Granted                                                -         -     4,000
     $20.25 Options
     --------------
          Granted                                          145,500         -         -
          Expired                                           (2,500)        -         -
     $21.625 Options
     ---------------
          Granted                                            2,500         -         -
     $22.875 Options
     ---------------
          Granted                                            5,000         -         -
                                                          --------  --------  --------
     Outstanding, end of year                              416,005   290,212   320,032
                                                          ========  ========  ========
     Available for grant, end of year                      357,125   497,125   487,125
                                                          ========  ========  ========

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     NW Natural's Employee Stock Purchase Plan, as amended in 2000, allows employees to purchase common stock at 85 percent of the average bid and ask market price on the subscription date which is set annually. Each eligible employee may purchase up to 900 shares through payroll deduction over a six to 12 month period.

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

     The maturities for the five years ending Dec. 31, 2005, on the long-term debt outstanding at Dec. 31, 2000 amount to: $20 million in 2001, $40 million in 2002, $20 million in 2003, no maturity in 2004 and $15 million in 2005.

6.   NOTES PAYABLE AND LINES OF CREDIT:
---------------------------------------

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

     Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Dec. 31, 2000 or 1999.

     The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. The commercial paper is supported by the Company's lines of credit. Financial Corporation's commercial paper is supported by the guaranty of NW Natural. The amounts and average interest rates of commercial paper outstanding were as follows at Dec. 31:

                                            --------2000------ --------1999-----
     Thousands                                 Amount   Rate      Amount   Rate

     NW Natural                               $ 56,263  6.5%     $ 94,149  5.8%
     Financial Corporation                           -                  -
                                            ----------         ----------
     Total                                    $ 56,263           $ 94,149
                                            ==========         ==========

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   PENSION AND OTHER POSTRETIREMENT BENEFITS:
-----------------------------------------------

     NW Natural has two qualified non-contributory defined benefit plans covering all regular employees with more than one year of service, a non-qualified supplemental pension plan for eligible executive officers and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the three-year period ended Dec. 31, 2000 and a statement of the funded status as of Dec. 31, 2000, 1999 and 1998:


                                                     Pension Benefits                    Other Benefits
                                           ----------------------------------  ----------------------------------

Thousands                                      2000        1999        1998        2000        1999        1998
---------                                      ----        ----        ----        ----        ----        ----
Change in benefit obligation:
  Benefit obligation at Jan. 1             $  136,198  $  142,619  $  127,879  $   11,902  $   15,717  $   12,332
  Service cost                                  3,475       4,259       3,430         234         162         288
  Interest cost                                10,312       9,379       9,282         995         715         891
  Expected benefits paid                       (8,035)     (6,911)     (6,762)       (878)       (766)       (578)
  Plan amendments                                  12       4,057      (2,948)          -      (1,583)          -
  Net actuarial (gain) loss                     4,840     (17,205)     11,738       1,816      (2,343)      2,784
                                           ----------  ----------  ----------  ----------  ----------  ----------
  Benefit obligation at Dec. 31               146,802     136,198     142,619      14,069      11,902      15,717
                                           ----------  ----------  ----------  ----------  ----------  ----------

Change in plan assets:
  Fair value of plan assets at Jan. 1         193,427     175,554     158,118           -           -           -
  Actual return on plan assets                  4,351      24,104      23,532           -           -           -
  Employer contributions                          708         680         666         878         766         578
  Benefits paid                                (8,035)     (6,911)     (6,762)       (878)       (766)       (578)
                                           ----------  ----------  ----------  ----------  ----------  ----------
  Fair value of plan assets at Dec. 31        190,451     193,427     175,554           -           -           -
                                           ----------  ----------  ----------  ----------  ----------  ----------

Funded status:
  Funded status at Dec. 31                     43,649      57,229      32,935     (14,069)    (11,902)    (15,717)
  Unrecognized transition obligation              701       1,035       1,072       5,232       5,667       7,896
  Unrecognized prior service cost               8,022       9,184       5,601         191         210           -
  Unrecognized net actuarial (gain) loss      (47,661)    (67,656)    (40,936)      1,061        (755)      1,553
                                           ----------  ----------  ----------  ----------  ----------  ----------
  Net amount recognized                    $    4,711   $    (208) $   (1,328) $   (7,585) $   (6,780) $   (6,268)
                                           ==========  ==========  ==========  ==========  ==========  ==========

Amounts recognized in the
    consolidated balance sheets:
  Prepaid benefit cost                     $   13,150   $   7,712  $    5,900  $        -  $        -  $        -
  Accrued benefit liability                    (8,932)     (8,578)     (8,902)     (7,585)     (6,780)     (6,268)
  Intangible asset                                493         658       1,674           -           -           -
                                           ----------  ----------  ----------  ----------  ----------  ----------
  Net amount recognized                    $    4,711  $     (208) $   (1,328) $   (7,585) $   (6,780)     (6,268)
                                           ==========  ==========  ==========  ==========  ==========  ==========

--------------------------------------------------------------------------------

     The Company's non-qualified supplemental pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $10.4 million, $9.8 million and $11.1 million at Dec. 31, 2000, 1999 and 1998, respectively. There were no plan assets in the non-qualified plan due to the nature of the plan, but the Company funds its obligation with trust-owned life insurance. The amount of the life insurance coverage is designed to provide sufficient returns to recover all costs of the plan. The Company's plans for postretirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans is $14.1 million, $11.9 million and $15.7 million at Dec. 31, 2000, 1999 and 1998, respectively.

     The following tables provide the components of net periodic cost (benefit) for the plans for the years ended Dec. 31, 2000, 1999 and 1998 and the assumptions used in the measurement of these costs and the Company's benefit obligations:

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
                                                  Pension Benefits                       Other Benefits
                                       ------------------------------------   ------------------------------------

Thousands                                  2000         1999         1998         2000        1999         1998
---------                                  ----         ----         ----         ----        ----         ----
  Service cost                         $    3,475   $    4,259   $    3,430   $      234   $      162   $      288
  Interest cost                            10,312        9,379        9,282          995          715          890
  Expected return on plan assets          (16,056)     (15,570)     (13,926)           -            -            -
  Amortization of transition (asset)
    obligation                                334           37          (45)         436          436          564
  Amortization of prior service cost        1,174          827        1,481           19            -            -
  Recognized actuarial (gain) loss         (3,449)        (781)        (969)           -          (35)           2
  Special termination benefits                  -        1,410            -            -            -            -
                                       ----------   ----------   ----------   ----------   ----------   ----------
  Net periodic cost (benefit)          $   (4,210)  $     (439)  $     (747)  $    1,684   $    1,278   $    1,744
                                       ==========   ==========   ==========   ==========   ==========   ==========

Weighted average assumptions as
  of Dec. 31:
  Discount rate                             7.50%        7.75%        6.75%        7.50%        7.75%        6.75%
  Expected return on plan assets            9.00%       10.00%       10.00%          n/a          n/a          n/a
  Rate of compensation increase        4.25%-5.0%   4.25%-5.0%        4.50%          n/a          n/a          n/a

------------------------------------------------------------------------------------------------------------------

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0 percent during 2000. The rate was assumed to decrease gradually each year to a rate of 4.5 percent for 2005 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

     Thousands                                    1% Increase       1% Decrease
     ---------                                    -----------       -----------

     Effect on the total service and interest
       cost components of net periodic
       postretirement health care benefit cost           $50            ($48)

     Effect on the health care component of the
       accumulated postretirement benefit obligation    $459           ($460)

     NW Natural also has a qualified defined benefit contribution plan under Internal Revenue Code Section 401(k) and a non-qualified deferred compensation plan for eligible employees. These plans are designed to enhance the retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. NW Natural's contributions to these plans were $1.3 million in 2000, $1.0 million in 1999 and $1.1 million in 1998.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.   INCOME TAXES:
------------------

     A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:


Thousands                                                    2000      1999      1998
---------------------------------------------------------------------------------------
Computed income taxes based on statutory federal income
tax rate of 35%                                            $ 26,124  $ 24,336  $ 14,544

Increase (reduction) in taxes resulting from:
 Difference between book and tax depreciation                   222       222       310
 Current state income tax, net of federal tax benefit         2,622     2,450     1,976
 Federal income tax credits                                    (357)     (357)     (574)
 Amortization of investment tax credits                        (855)     (855)     (700)
 Removal costs                                                 (480)     (485)     (424)
 Reversal of amounts provided in prior years                    (25)     (655)     (361)
 Gains on Company-owned life insurance                         (611)     (703)     (504)
 Other - net                                                    189       638       337
                                                           --------  --------  --------
Total provision for income taxes                           $ 26,829  $ 24,591  $ 14,604
                                                           ========  ========  ========

--------------------------------------------------------------------------------

     The provision for income taxes consists of the following:


Thousands                                                    2000      1999      1998
---------------------------------------------------------------------------------------
Income taxes currently payable:
     Federal                                               $ 18,228  $ 20,518  $ 13,004
     State                                                    2,444     3,288     1,790
                                                           --------  --------  --------
       Total                                                 20,672    23,806    14,794
                                                           --------  --------  --------
Deferred taxes - net:
     Federal                                                  7,495     1,283      (876)
     State                                                     (483)      357     1,386
                                                           --------  --------  --------
       Total                                                  7,012     1,640       510
                                                           --------  --------  --------

Investment and energy tax credits restored:
     From utility operations                                   (800)     (800)     (645)
     From subsidiary operations                                 (55)      (55)      (55)
                                                           --------  --------  --------
       Total                                                   (855)     (855)     (700)
                                                           --------  --------  --------

Total provision for income taxes                           $ 26,829  $ 24,591  $ 14,604
                                                           ========  ========  ========

Percentage of pretax income                                   35.9%     35.4%     35.1%
                                                           ========  ========  ========

---------------------------------------------------------------------------------------

     Deferred tax assets and liabilities are comprised of the following:


Thousands                                                     2000     1999      1998
---------------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment                         $123,559  $114,664  $112,495
     Regulatory asset                                        14,349    15,894    21,388
                                                           --------  --------  --------
       Total                                                137,908   130,558   133,883
                                                           --------  --------  --------

Deferred tax assets:
     Regulatory liability                                    (9,558)  (10,784)  (14,684)
     Other deferred assets                                    5,810     5,192     8,257
                                                           --------  --------  --------
       Total                                                 (3,748)   (5,592)   (6,427)
                                                           --------  --------  --------

Net accumulated deferred income tax liability              $141,656  $136,150  $140,310
                                                           ========  ========  ========

---------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

9.   PROPERTY AND INVESTMENTS:
------------------------------

     The following table sets forth the major classifications of NW Natural's utility plant and accumulated provision for depreciation at Dec. 31:

                                             2000                  1999
                                    ---------------------- ---------------------
                                                Average               Average
                                              Depreciation          Depreciation
Thousands                              Amount    Rate         Amount    Rate
---------------------------------------------------------- ---------------------

Transmission and distribution       $ 1,144,107    3.3%    $ 1,086,891    3.3%
Storage                                 103,506    2.7%         98,750    2.6%
General                                  82,723    6.3%         80,509    4.7%
Intangible and other                     46,344    5.5%         45,173   21.1%
                                    -----------            -----------
          Utility plant in service    1,376,680    3.5%      1,311,323    4.0%
Gas stored long-term                     11,301                 11,301
Work in progress                         18,989                  8,791
                                    -----------            -----------
          Total utility plant         1,406,970              1,331,415
Less accumulated depreciation           478,138                436,386
                                    -----------            -----------
          Utility plant - net       $   928,832            $   895,029
                                    ===========            ===========

     The following table summarizes the Company's investments in non-utility plant at Dec. 31:

Thousands                              2000                     1999
--------------------------------------------------------------------------------

Storage                             $     4,929            $         -
Dock, land and oil station                3,713                  3,565
Other                                         7                  4,983
                                    -----------            -----------
          Total non-utility plant         8,649                  8,548
Less accumulated depreciation             3,451                  7,654
                                    -----------            -----------
          Non-utility plant - net   $     5,198            $       894
                                    ===========            ===========

--------------------------------------------------------------------------------

     Investments in Canadian oil and gas properties and the Port of Portland building were included in current assets at Dec. 31, 1999. The Canadian oil and gas properties were included in investment in a discontinued segment (see Note 2) and the Port of Portland building was classified as property held for sale. Both were sold in 2000. Also in 2000, Financial Corporation sold domestic oil and gas properties that had been included among other non-utility plant as of Dec. 31, 1999 ($4.9 million).

     The following table summarizes the Company's investments in affiliated entities accounted for under the equity and cost methods, and its investment in an aircraft leveraged lease at Dec. 31:

Thousands                              2000                     1999
--------------------------------------------------------------------------------

Electric generation                 $     4,898            $     5,165
Aircraft leveraged lease                  7,479                  7,925
Gas pipeline and other                    1,776                  2,919
Long-term notes receivable                  373                    548
                                    -----------            -----------
        Total investments and other $    14,526                 16,557
                                    ===========            ===========

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

                                        December 31, 2000     December 31, 1999
                                    ----------------------- --------------------

                                     Carrying   Estimated    Carrying Estimated
     Thousands                        Amount    Fair Value    Amount  Fair Value
     ------------------------------------------------------ --------------------

     Redeemable preference stock       $ 25,000    $ 22,750   $ 25,000  $ 23,500
     Redeemable preferred stock        $  9,750    $  9,750   $ 10,564  $  9,618
     Long-term debt including amount
       due within one year             $420,790    $460,929   $406,379  $415,412

     ---------------------------------------------------------------------------

     Fair value of the redeemable preference stock and the redeemable preferred stock was estimated using quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues.

     The carrying amount of long-term notes receivable approximates fair value at Dec. 31, 2000 and 1999.

11.  USE OF FINANCIAL DERIVATIVES:
----------------------------------

     In connection with its Canadian gas purchase commitments, NW Natural uses foreign currency forward contracts to hedge against fluctuations in currency values. The forward contracts have terms ranging up to 12 months. Such contracts are purchased in an amount up to 100 percent of estimated daily requirements for commodity gas purchased in Canadian currency from gas suppliers in Canada. The notional amount of these contracts at Dec. 31, 2000 and 1999, totaled $34.1 million and $8.6 million, respectively, and, if settled on those dates, NW Natural would have realized a gain of $0.4 million in 2000 and a gain of $0.2 million in 1999.

     As part of an overall strategy to maintain an acceptable level of exposure to the risk of gas price fluctuation, NW Natural has developed a targeted mix of fixed-rate and cap-protected natural gas commodity contracts versus variable rate contracts. To efficiently manage this mix, NW Natural utilizes natural gas commodity swap and cap agreements to effectively convert the gas purchase commitments into an acceptable fixed-rate and capped rate mix. NW Natural uses natural gas commodity swap agreements to convert certain long-term gas purchase contracts from floating prices to fixed prices. Under the commodity swap agreements, NW Natural receives or makes payments based on the differential between a specified price and the actual price of natural gas as measured by price indices relating to the market area where it purchases the gas. The swap agreements have terms ranging up to 12 months. At Dec. 31, 2000 and 1999, the Company had swap agreements with broker-dealers to cover notional quantities of 30.9 million and 24.1 million MMBtu, respectively. Under the swap agreements in effect at Dec. 31, 2000 and 1999, the Company paid fixed prices averaging $3.457 and $2.396 per MMBtu, respectively. In return, it received a price that varied from month to month with market conditions. The notional amounts of the swap agreements at Dec. 31, 2000 and 1999 were $106.7 million and $57.7 million, respectively, and, if settled on those dates, NW Natural would have realized a gain of $122.6 million and a loss of $6.9 million, respectively. At Dec. 31, 2000, the Company had cap agreements with broker-dealers to cover notional quantities of 13.2 million MMBtu. Under the cap agreements in effect at Dec. 31, 2000, the Company paid fixed prices averaging $3.862 per MMBtu. The notional amounts of the cap agreements at Dec. 31, 2000 were $51.1 million, and, if settled on those dates, NW Natural would have realized a gain of $42.0 million. (See Note 1 for a summary of accounting for gains and losses.)

     Canor, a discontinued segment, also managed its commodity price risk through the use of gas and oil commodity swaps and collars. At Dec. 31, 1999, the notional amount of these contracts was $4.3 million and, if settled, Canor would have realized a loss of $0.8 million.

12.  COMMITMENTS AND CONTINGENCIES:
-----------------------------------

     Lease Commitments
     -----------------

     The Company leases land, buildings and equipment under agreements that expire in various years through 2006. Rental expense under operating leases was $4.9 million, $5.2 million and $6.0 million for the years ended Dec. 31, 2000, 1999 and 1998, respectively. The table below reflects the future minimum lease payments due under non-cancelable leases at Dec. 31, 2000. Such payments total $19.6 million for operating leases. The net present value of payments on capital leases was $1.6 million after deducting imputed interest of $0.1 million. These commitments principally relate to the lease of the Company's office headquarters, underground gas storage facilities, vehicles and computer systems.

                                                                           Later
     Millions                  2001     2002     2003     2004     2005    years
     ---------------------------------------------------------------------------

     Operating leases         $ 4.3    $ 4.0    $ 2.7    $ 2.3    $ 2.3    $ 4.0
     Capital leases           $ 0.8    $ 0.8    $ 0.1    $   -    $   -    $   -
     Minimum lease
       payments               $ 5.1    $ 4.8    $ 2.8    $ 2.3    $ 2.3    $ 4.0

     Purchase Commitments
     --------------------

NW Natural has signed agreements providing for the availability of firm pipeline capacity under which it must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. The aggregate amounts of these agreements were as follows at Dec. 31, 2000:

                                                  Capacity             Capacity
                                                  Purchase             Release
     Thousands                                   Agreements           Agreements
     --------------------------------------------------------------------------
     2001                                          $ 84,493            $  3,840
     2002                                            80,943               3,840
     2003                                            75,919               3,840
     2004                                            50,458               3,840
     2005                                            48,153               3,840
     2006 through 2023                              313,144              18,537
                                                   --------            --------
          Total                                     653,110              37,737
          Less: Amount representing interest        174,530               9,322
                                                   --------            --------
          Total at present value                   $478,580            $ 28,415
                                                   ========            ========

     NW Natural's total payments of fixed charges under capacity purchase agreements in 2000, 1999 and 1998 were $81.5 million, $78.2 million and $76.2 million, respectively. Included in the amounts for 2000, 1999 and 1998 were reductions for capacity release sales totaling $3.8 million, $3.8 million and $3.9 million, respectively. In addition, NW Natural is required to pay per-unit charges based on the actual quantities shipped under the agreements. In certain of NW Natural's take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

     Environmental Matters
     ---------------------

     The Company owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Linnton site). The Linnton site has been under investigation by the Company in recent years under program oversight by the Oregon Department of Environmental Quality
     (ODEQ). Since 1993, NW Natural has recorded expenses of $2.6 million for its costs of the voluntary investigation including consultants' fees, ODEQ oversight reimbursement and legal fees. In 2000, NW Natural recorded an additional accrued liability and corresponding receivable of $1.4 million representing the estimated costs of further investigation and interim remediation on this site. The Company expects that it will be able to recover its costs of further investigation and any remediation for which it may be responsible with respect to the Linnton site from insurance or through future rates.

     The Company previously owned property adjacent to the Linnton site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). In October 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker site. The Company recorded a liability of $0.4 million for the estimated costs of the investigation and initial remediation on the Wacker site.

     In 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Linnton site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site and notified the Company that it is a potentially responsible party. In 2000, NW Natural recorded an expense of $0.6 million for its estimated share of the costs of remedial investigation of the Portland Harbor. Although available information is insufficient to determine either the total amount of liability for investigation and remediation of the Portland Harbor or the Company's share of that liability, this amount is an estimate of NW Natural's share of the lower end of a range of probable liability.

     NW Natural expects that its costs of investigation and any remediation for which it may be responsible with respect to the Wacker site and the Portland Harbor Superfund site should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

     Litigation
     ----------

     In July 1995, a jury in an Oregon state court returned a verdict against NW Natural in the case of Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370). In 1996, after the Oregon Court of Appeals affirmed the trial court decision, NW Natural recorded charges to operating expense and interest expense equivalent to 15 cents per share as a reserve against payment of the judgment, related costs and post-judgment interest. In May 1999, the Oregon Supreme Court reversed the Court of Appeals' decision, overturned the trial court verdict on the larger of the two claims in the case and remanded the case to the Court of Appeals for further proceedings on NW Natural's appeal of the judgment on the smaller (contract) claims in the case. Reflecting the Supreme Court's decision, NW Natural reduced the litigation reserve by a total of $3.9 million in the second quarter of 1999, reducing operating expense by $3.0 million and interest expense by $0.9 million. The Court of Appeals subsequently issued an opinion in favor of NW Natural on the contract claims. Based on that decision, NW Natural reversed the remaining reserve balance of $2.7 million at Dec. 31, 1999, further reducing operating expense for 1999 by $1.9 million and interest expense by $0.8 million. The Oregon Supreme Court initially declined to review the Court of Appeals' decision in favor of NW Natural on the contract claims, including a verdict against the Company in the amount of $2.0 million plus interest. On reconsideration, however, in December 2000 the Supreme Court agreed to review the Court of Appeals' decision on the contract claims and is expected to issue an opinion in 2001.

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

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Dollars                                                           Quarter ended
                                  ---------------------------------------------------------------------

(Thousands Except Per Share Amounts)           March 31     June 30    Sept. 30     Dec. 31      Total
-------------------------------------------------------------------------------------------------------
2000
Operating revenues                              186,649      86,136      61,255     198,070     532,110
Net operating revenues                           93,088      45,886      35,566      83,410     257,950
Net income (loss) from continuing operations     29,192       2,498      (4,868)     20,990      47,812
Gain (loss) on sale of discontinued segment       2,470         (35)        (17)         (6)      2,412
Net income (loss)                                31,662       2,463      (4,885)     20,984      50,224
Basic earnings (loss) per share                    1.24        0.07       (0.22)       0.81        1.90  *
Diluted earnings (loss) per share                  1.22        0.07       (0.22)       0.80        1.88  *

1999
Operating revenues                              167,873      94,252      55,737     137,972     455,834
Net operating revenues                           85,905      55,241      33,605      68,886     243,637
Net income (loss) from continuing operations     24,184      10,529      (3,608)     13,836      44,941
Net income (loss) from discontinued segment        (141)        255          48         193         355
Net income (loss)                                24,043      10,784      (3,560)     14,029      45,296
Basic earnings (loss) per share                    0.94        0.41       (0.17)       0.53        1.71  *
Diluted earnings (loss) per share                  0.93        0.40       (0.17)       0.53        1.70  *

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

                          NORTHWEST NATURAL GAS COMPANY
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


-------------------------------------------------------------------------------------------------------
               COLUMN A                      COLUMN B           COLUMN C         COLUMN D    COLUMN E
-------------------------------------------------------------------------------------------------------

                                                                Additions        Deductions
                                             Balance at ------------------------ ----------   Balance
                                             beginning   Charged to  Charged to                at end
                                                 of        costs        other       Net          of
                                               period   and expenses  accounts   write-offs    period
                                               ------   ------------  --------   ----------    ------

Thousands
---------
Years ended December 31:

2000
Reserves deducted in balance
     sheet from assets to which they
     apply:
      Reserve for doubtful accounts:          $   1,669   $   2,344    $      -   $   2,146   $   1,867

1999
Reserves deducted in balance
     sheet from assets to which they
     apply:
      Reserve for doubtful accounts:          $   1,547   $   2,380    $      -   $   2,258   $   1,669

1998
Reserves deducted in balance
     sheet from assets to which they
     apply:
      Reserve for doubtful accounts:          $   1,253   $   3,005    $      -   $   2,711   $   1,547

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

          (4f.(2)) Officers' Certificate dated February 28, 2001 relating to Series B of the Company's Unsecured Medium-Term Notes and supplementing the Officers' Certificate dated June 18, 1993.

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

          (12) Statement re computation of ratios of earnings to fixed charges.

          (23)      Consent of PricewaterhouseCoopers LLP.

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

          *(10e.-5) Amendment No. 5 to Executive Deferred Compensation Plan
                    (1990 Restatement), dated September 28, 2000 (incorporated herein by reference to Exhibit 10(c) to Form 10-Q for quarter ended September 30, 2000, File No. 0-994).

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

          *(10f.-2) Amendment No. 2 to Directors Deferred Compensation Plan
                    (December 1, 1997 Restatement) (incorporated herein by reference to Exhibit (10f.-2) to Form 10-K for 1999, File No. 0-994).

          *(10f.-3) Amendment No. 3 to Directors Deferred Compensation Plan
                    (December 1, 1997 Restatement), dated September 28, 2000 (incorporated herein by reference to Exhibit 10(b) to Form 10-Q for quarter ended September 30, 2000, File No. 0-994).

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

          *(10k.) Executive Annual Incentive Plan, effective March 1, 1990, as amended effective January 1, 1992, January 1, 1996 and January 1, 2000 (incorporated herein by reference to Exhibit (10k.) to Form 10-K for 1999, File No. 0-994).

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

          *(10p.-2) Amendment dated September 24, 1998 to employment agreement dated July 2, 1997, as previously amended, between the Company and an executive officer (incorporated herein by reference to Exhibit 10(g) to Form 10-Q for the quarter ended September 30, 1998, File No. 0-994).

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

          *(10s.) Employment agreement dated September 20, 2000, between the Company and an executive officer (incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000, File No. 0-994).

          *(10t.) Employment agreement dated October 20, 2000 between the Company and an executive officer (incorporated herein by reference to Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 2000, File No. 0-994).

          (10u.) Separation Agreement and Mutual Release of All Claims between the Company and an executive officer, dated February 28, 2001.

          (10v.) Northwest Natural Gas Company Long-Term Incentive Plan, effective January 1, 2001.

          The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

     (b)  Report on Form 8-K.

          No Current Reports on Form 8-K were filed during the quarter ended December 31, 2000.


--------------------------------------------
*Incorporated herein by reference as indicated

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTHWEST NATURAL GAS COMPANY

Date:  March 27, 2001                  By:  /s/ Richard G. Reiten
                                          -------------------------------------
                                          Richard G. Reiten, Chairman, President
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        SIGNATURE                                TITLE                                 DATE
----------------------------------------------------------------------------------------------
  /s/ Richard G. Reiten            Principal Executive Officer and Director     March 27, 2001
--------------------------------
Richard G. Reiten, Chairman, President
and Chief Executive Officer

  /s/ Bruce R. DeBolt              Principal Financial Officer                  March 27, 2001
--------------------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

  /s/ Stephen P. Feltz             Principal Accounting Officer                 March 27, 2001
--------------------------------
Stephen P. Feltz
Treasurer and Controller

  /s/ Mary Arnstad                 Director       )
--------------------------------                  )
Mary Arnstad                                      )
                                                  )
  /s/ Thomas E. Dewey, Jr.         Director       )
--------------------------------                  )
Thomas E. Dewey, Jr.                              )
                                                  )
  /s/ Tod R. Hamachek              Director       )
--------------------------------                  )
Tod R. Hamachek                                   )
                                                  )
  /s/ Richard B. Keller            Director       )
--------------------------------                  )
Richard B. Keller                                 )
                                                  )
  /s/ Wayne D. Kuni                Director       )
--------------------------------                  )
Wayne D. Kuni                                     )
                                                  )
  /s/ Randall C. Pape              Director       )                             March 27, 2001
--------------------------------                  )
Randall C. Pape                                   )
                                                  )
  /s/ Robert L. Ridgley            Director       )
--------------------------------                  )
Robert L. Ridgley                                 )
                                                  )
  /s/ Dwight A. Sangrey            Director       )
--------------------------------                  )
Dwight A. Sangrey                                 )
                                                  )
  /s/ Melody C. Teppola            Director       )
--------------------------------                  )
Melody C. Teppola                                 )
                                                  )
  /s/ Russell F. Tromley           Director       )
--------------------------------                  )
Russell F. Tromley                                )
                                                  )
  /s/ Benjamin R. Whiteley         Director       )
--------------------------------                  )
Benjamin R. Whiteley                              )
                                                  )
  /s/ Richard L. Woolworth         Director       )
--------------------------------                  )
Richard L. Woolworth                              )

                          NORTHWEST NATURAL GAS COMPANY
                          -----------------------------

                                  EXHIBIT INDEX
                                  -------------
                                       To
                           Annual Report on Form 10-K
                              For Fiscal Year Ended
                                December 31, 2000

                                                                     Exhibit
                    Document                                          Number
                    --------                                      --------------

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

     Officers' Certificate, dated February 28, 2001,                  (4f.(2))
     relating to Series B of the Company's Unsecured
     Medium-Term Notes and supplementing the
     Officers' Certificate dated June 18, 1993

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

     Statement re computation of per share earnings                   (11)

     Statement re computation of ratios of earnings to fixed charges  (12)

     Consent of PricewaterhouseCoopers LLP                            (23)

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

*    Amendment No. 1 to Executive Deferred                            (10e.-1)
     Compensation Plan

*    Amendment No. 2 to Executive Deferred                            (10e.-2)
     Compensation Plan

*    Amendment No. 3 to Executive Deferred                            (10e.-3)
     Compensation Plan

*    Amendment No. 4 to Executive Deferred                            (10e.-4)
     Compensation Plan

*    Amendment No. 5 to Executive Deferred                            (10e.-5)
     Compensation Plan

*    Directors Deferred Compensation Plan,                            (10f.)
     effective June 1, 1981, restated as of
     December 1, 1997

*    Amendment No. 1 to Directors Deferred                            (10f.-1)
     Compensation Plan (December 1, 1997
     Restatement)

*    Amendment No. 2 to Directors Deferred                            (10f.-2)
     Compensation Plan (December 1, 1997
     Restatement)

*    Amendment No. 3 to Directors Deferred                            (10f.-3)
     Compensation Plan (December 1, 1997
     Restatement)

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

*    Employment agreement dated October 19, 1998,                     (10q.)
     between the Company and an executive officer

*    Employment agreement dated May 11, 1999,                         (10r.)
     between the Company and an executive officer

*    Employment agreement dated September 20, 2000,                   (10s.)
     between the Company and an executive officer

*    Employment agreement dated October 20, 2000,                     (10t.)
     between the Company and an executive officer

     Separation Agreement and Mutual Release of All                   (10u.)
     Claims between the Company and an executive officer

     Northwest Natural Gas Company Long-Term                          (10v.)
     Incentive Plan

------------------------------------
* Incorporated by reference