Form 10-Q
period 2001-03-31
NORTHWEST NATURAL GAS CO
filed 2001-05-14
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from _________ to _________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At May 8, 2001, 25,052,330 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                 March 31, 2001

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION
                                                                         Page
                                                                        Number
Item 1.   Financial Statements                                          ------

          (1)  Consolidated Statements of Income for the three-month
               periods ended March 31, 2001 and 2000                       3

          (2)  Consolidated Statements of Earnings Invested in the
               Business for the three-month periods ended
               March 31, 2001 and 2000                                     4

          (3)  Consolidated Balance Sheets at March 31, 2001 and 2000
               and Dec. 31, 2000                                           5

          (4)  Consolidated Statements of Cash Flows for the
               three-month periods ended March 31, 2001 and 2000           7

          (5)  Consolidated Statements of Capitalization at
               March 31, 2001 and 2000 and Dec. 31, 2000                   8

          (6)  Notes to Consolidated Financial Statements                  9

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                              13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      20


                           PART II. OTHER INFORMATION

Item 5.   Other Information                                               20

Item 6.   Exhibits and Reports on Form 8-K                                21

          Signature                                                       21

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                     (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)

Three Months Ended March 31,                              2001           2000
--------------------------------------------------------------------------------

Operating Revenues:
  Gross operating revenues                             $ 217,341      $ 186,649
  Cost of sales                                          125,688         93,561
                                                       ---------      ---------
    Net operating revenues                                91,653         93,088

Operating Expenses:
  Operations and maintenance                              21,043         19,006
  Taxes other than income taxes                            9,694          8,664
  Depreciation, depletion and amortization                12,128         11,439
                                                       ---------      ---------
    Total operating expenses                              42,865         39,109
                                                       ---------      ---------
Income from Operations                                    48,788         53,979

Other Income                                                 606            689
Interest Charges - net                                     8,260          8,565
                                                       ---------      ---------
Income Before Income Taxes                                41,134         46,103
Income Taxes                                              15,227         16,911
                                                       ---------      ---------

Net Income from Continuing Operations                     25,907         29,192
Discontinued Segment:
  Gain on sale of discontinued segment - net of tax            -          2,470
                                                       ---------      ---------
Net Income                                                25,907         31,662
  Redeemable preferred and preference stock dividend
    requirements                                             608            622
                                                       ---------      ---------
Earnings Applicable to Common Stock                    $  25,299      $  31,040
                                                       =========      =========

Average Common Shares Outstanding                         25,207         25,129
Basic Earnings Per Share of Common Stock:
  From continuing operations                           $    1.00      $    1.14
  From gain on sale of discontinued segment                    -           0.10
                                                       ---------      ---------
    Total basic earnings per share                     $    1.00      $    1.24
                                                       =========      =========

Diluted Earnings Per Share of Common Stock:
  From continuing operations                           $    0.99      $    1.12
  From gain on sale of discontinued segment                    -           0.10
                                                       ---------      ---------
    Total diluted earnings per share                   $    0.99      $    1.22
                                                       =========      =========
Dividends Per Share of Common Stock                    $    0.31      $    0.31
                                                       =========      =========


               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
        (2) Consolidated Statements of Earnings Invested in the Business
                             (Thousands of Dollars)
                                   (Unaudited)


Three Months Ended March 31,                     2001               2000
--------------------------------------------------------------------------------

Earnings Invested in the Business:
Balance at Beginning of Period            $ 134,189          $ 118,711
Net Income                                   25,907 $ 25,907    31,662  $ 31,662
Cash Dividends Paid:
  Redeemable preferred and preference stock    (608)              (622)
   Common stock                              (7,812)            (7,782)
Common Stock Repurchased                     (1,801)                 -
                                          ---------          ---------
Balance at End of Period                  $ 149,875          $ 141,969
                                          =========          =========

Accumulated Other Comprehensive Income (Loss):
Balance at Beginning of Period            $       -          $  (3,181)
Other comprehensive income - net of tax:
  Unrealized gain on securities                   -        -        51        51
  Recognition of foreign currency
   translation adjustment included
   in gain on sale of discontinued segment        -        -     3,181     3,181
                                          ------------------ -------------------
Comprehensive Income                               $  25,907          $   34,894
                                                   =========          ==========
Balance at End of Period                  $       -          $      51
                                          =========          =========


               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets
                             (Thousands of Dollars)


                                       (Unaudited)    (Unaudited)
                                         March 31,      March 31,     Dec. 31,
                                           2001           2000           2000
--------------------------------------------------------------------------------
Assets:
Plant and Property :
  Utility plant                      $  1,420,274   $  1,347,485   $  1,406,970
  Less accumulated depreciation           486,261        446,419        478,138
                                     ------------   ------------   ------------
    Utility plant - net                   934,013        901,066        928,832
                                     ------------   ------------   ------------

  Non-utility property                      8,648          8,548          8,649
  Less accumulated depreciation
   and depletion                            3,474          7,676          3,451
                                     ------------   ------------   ------------
    Non-utility property - net              5,174            872          5,198
                                     ------------   ------------   ------------
    Total plant and property              939,187        901,938        934,030
                                     ------------   ------------   ------------

Investments and Other                      14,310         16,087         14,526

Current Assets:
  Cash and cash equivalents                12,196         24,749         11,283
  Accounts receivable                      57,876         59,096         62,620
  Allowance for doubtful accounts          (2,708)        (2,201)        (1,867)
  Accrued unbilled revenue                 26,591         19,289         45,619
  Inventories of gas, materials
   and supplies                            19,562         17,717         46,883
  Property held for sale                        -         16,712              -
  Prepayments and other current assets     20,554         16,350         22,834
                                     ------------   ------------   ------------
    Total current assets                  134,071        151,712        187,372

Regulatory Income Tax Assets               49,515         51,060         49,515
                                     ------------   ------------   ------------
Deferred Gas Costs Receivable              16,491         17,472         16,973
                                     ------------   ------------   ------------
Regulatory Assets and Other                74,301         75,820         76,297
                                     ------------   ------------   ------------
    Total Assets                     $  1,227,875   $  1,214,089   $  1,278,713
                                     ============   ============   ============


               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (3) Consolidated Balance Sheets
                             (Thousands of Dollars)


                                           (Unaudited)  (Unaudited)
                                            March 31,     March 31,    Dec. 31,
                                              2001          2000         2000
--------------------------------------------------------------------------------
Capitalization and Liabilities:
Capitalization:
  Common stock                             $  317,565   $  315,560   $  318,120
  Earnings invested in the business           149,875      141,969      134,189
  Accumulated other comprehensive income            -           51            -
                                           ----------   ----------   ----------
    Total common stock equity                 467,440      457,580      452,309
  Redeemable preference stock                  25,000       25,000       25,000
  Redeemable preferred stock                    9,750       10,564        9,750
  Long-term debt                              400,664      396,276      400,790
                                           ----------   ----------   ----------
    Total capitalization                      902,854      889,420      887,849
                                           ----------   ----------   ----------

Current Liabilities:
  Notes payable                                22,470       16,493       56,263
  Accounts payable                             60,225       63,294      110,698
  Long-term debt due within one year           20,000       10,000       20,000
  Taxes accrued                                17,818       23,101        8,066
  Interest accrued                              9,904        9,372        2,696
  Other current and accrued liabilities        24,232       40,408       23,638
                                           ----------   ----------   ----------
    Total current liabilities                 154,649      162,668      221,361

Deferred Investment Tax Credits                 9,063        9,932        9,538
                                           ----------   ----------   ----------
Deferred Income Tax Liabilities               142,810      136,081      141,656
                                           ----------   ----------   ----------
Regulatory Liabilities and Other               18,499       15,988       18,309
                                           ----------   ----------   ----------
Commitments and Contingencies                       -            -            -
                                           ----------   ----------   ----------
    Total Capitalization and Liabilities   $1,227,875   $1,214,089   $1,278,713
                                           ==========   ==========   ==========


               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                         (NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                   (4) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)

Three Months Ended March 31,                                2001         2000
--------------------------------------------------------------------------------

Operating Activities:
  Net income from continuing operations                 $   25,907   $   29,192
  Adjustments to reconcile net income to cash provided
   by operations:
  Depreciation, depletion and amortization                  12,128       11,439
  Deferred income taxes and investment tax credits             679         (530)
  Equity in earnings of investments                           (142)        (234)
  Allowance for funds used during construction                (191)        (120)
  Deferred gas costs receivable                                482        3,478
  Regulatory accounts and other - net                        2,186          944
                                                        ----------   ----------
    Cash from operations before working capital changes     41,049       44,169
  Changes in operating assets and liabilities:
    Accounts receivable - net                                5,585      (13,546)
    Accrued unbilled revenue                                19,028       12,261
    Inventories of gas, materials and supplies              27,321       16,202
    Accounts payable                                       (50,473)      (4,869)
    Accrued interest and taxes                              16,960       23,699
    Other current assets and liabilities                     2,782          148
                                                        ----------   ----------
  Cash Provided By Continuing Operating Activities          62,252       78,064
                                                        ----------   ----------
Investing Activities:
  Acquisition and construction of utility plant assets     (17,095)     (17,334)
  Investment in non-utility property                             -            -
  Proceeds from sale of discontinued segment                     -       34,695
  Investments and other                                        451          749
                                                        ----------   ----------
  Cash Provided By (Used In) Investing Activities          (16,644)      18,110
                                                        ----------   ----------
Financing Activities:
  Common stock issued                                        1,290        1,391
  Common stock repurchased                                  (3,772)           -
  Change in short-term debt                                (33,793)     (77,656)
  Cash dividend payments:
    Redeemable preferred and preference stock                 (608)        (622)
    Common stock                                            (7,812)      (7,782)
  Foreign currency translation and capital stock expense         -        3,231
                                                        ----------   ----------
    Cash Used in Financing Activities                      (44,695)     (81,438)
                                                        ----------   ----------
Increase In Cash and Cash Equivalents                          913       14,736
Cash and Cash Equivalents - Beginning of Period             11,283       10,013
                                                        ----------   ----------
Cash and Cash Equivalents - End of Period               $   12,196   $   24,749
                                                        ==========   ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $    1,041   $    3,806
    Income Taxes                                        $    4,002   $    4,342

Supplemental Disclosure of Non-cash Financing Activities:
  Conversion to common stock:
    7-1/4 % Series of Convertible Debentures            $      126   $      103


               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                                    NORTHWEST NATURAL GAS COMPANY
                                    PART I. FINANCIAL INFORMATION
                           (5) Consolidated Statements of Capitalization
                                (Thousands, Except Per Share Amounts)

                                                  (Unaudited)        (Unaudited)
                                                 March 31, 2001     March 31, 2000     Dec. 31, 2000
-----------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
  Common stock - par value $3-1/6 per share    $  79,595          $  79,688          $  79,905
  Premium on common stock                        237,970            235,872            238,215
  Earnings invested in the business              149,875            141,969            134,189
  Accumulated other comprehensive income               -                 51                  -
                                               ---------          ---------          ---------
       Total common stock equity                 467,440    52%     457,580    51%     452,309    51%
                                               ---------          ---------          ---------
PREFERENCE STOCK:
  $6.95 Series, stated value $100 per share       25,000     3%      25,000     3%      25,000     3%
                                               ---------          ---------          ---------
       Total redeemable preference stock          25,000             25,000             25,000
REDEEMABLE PREFERRED STOCK:
  Stated value $100 per share:
  $4.75  Series                                        -                 64                  -
  $7.125 Series                                    9,750             10,500              9,750
                                               ---------          ---------          ---------
       Total redeemable preferred stock            9,750     1%      10,564     1%       9,750     1%
                                               ---------          ---------          ---------
LONG-TERM DEBT:
  First Mortgage Bonds
    9-3/4% Series due 2015                             -             50,000                  -
  Medium-Term Notes
  First Mortgage Bonds:
    5.96% Series B due 2000                            -              5,000                  -
    5.98% Series B due 2000                            -              5,000                  -
    6.62% Series B due 2001                       10,000             10,000             10,000
    8.05% Series A due 2002                       10,000             10,000             10,000
    6.75% Series B due 2002                       10,000             10,000             10,000
    5.55% Series B due 2002                       20,000             20,000             20,000
    6.40% Series B due 2003                       20,000             20,000             20,000
    6.34% Series B due 2005                        5,000              5,000              5,000
    6.38% Series B due 2005                        5,000              5,000              5,000
    6.45% Series B due 2005                        5,000              5,000              5,000
    6.80% Series B due 2007                       10,000             10,000             10,000
    6.50% Series B due 2008                        5,000              5,000              5,000
    7.45% Series B due 2010                       25,000                  -             25,000
    8.26% Series B due 2014                       10,000             10,000             10,000
    7.00% Series B due 2017                       40,000             40,000             40,000
    6.60% Series B due 2018                       22,000             22,000             22,000
    8.31% Series B due 2019                       10,000             10,000             10,000
    7.63% Series B due 2019                       20,000             20,000             20,000
    9.05% Series A due 2021                       10,000             10,000             10,000
    7.25% Series B due 2023                       20,000             20,000             20,000
    7.50% Series B due 2023                        4,000              4,000              4,000
    7.52% Series B due 2023                       11,000             11,000             11,000
    7.72% Series B due 2025                       20,000                  -             20,000
    6.52% Series B due 2025                       10,000             10,000             10,000
    7.05% Series B due 2026                       20,000             20,000             20,000
    7.00% Series B due 2027                       20,000             20,000             20,000
    6.65% Series B due 2027                       20,000             20,000             20,000
    6.65% Series B due 2028                       10,000             10,000             10,000
    7.74% Series B due 2030                       20,000                  -             20,000
    7.85% Series B due 2030                       10,000                  -             10,000
  Unsecured:
    8.47% Series A due 2001                       10,000             10,000             10,000
  Convertible Debentures
    7-1/4% Series due 2012                         8,664              9,276              8,790
                                               ---------          ---------          ---------
                                                 420,664            406,276            420,790
  Less long-term debt due within one year         20,000             10,000             20,000
                                               ---------          ---------          ---------
       Total long-term debt                      400,664    44%     396,276    45%     400,790    45%
                                               ---------   ----   ---------   ----   ---------   ----
TOTAL CAPITALIZATION                           $ 902,854   100%   $ 889,420   100%   $ 887,849   100%
                                               =========   ====   =========   ====   =========   ====


                        ----------------------------------------------------
                           See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (6) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Financial Statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K (2000 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

          Certain amounts from prior periods have been reclassified to conform with the 2001 presentation.

2.   Derivatives Policy

          NW Natural's Derivatives Policy allows up to a 100 percent hedge position in currency derivatives to match and lock in prices on individual Canadian natural gas purchase transactions; interest rate derivatives to match specific outstanding debt instruments maturing in less than five years; and natural gas commodity derivatives to lock in or cap prices on gas purchased for a future period under contracts with market-indexed pricing. The policy requires derivatives to be used within prescribed limitations and only in order to reduce price risk, so as to qualify for hedge accounting treatment. The policy also has specific requirements in terms of counterparty credit-worthiness. Changes in market values of foreign currency contracts, and gains or losses on commodity derivative contracts, are deferred and recognized as adjustments to gas purchase costs upon concurrent settlement of these contracts (see Part II, Item 8., Note 11, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K).

3.   New Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge accounting. It requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in current earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current earnings. Some of the Company's gas purchase, sales and transportation contracts are derivative instruments as defined under SFAS No. 133.

          In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," amending portions of SFAS No. 133. Among other things, SFAS No. 138 provides an exception for contracts intended for the normal purchase and normal sale of something other than a financial instrument or derivative instrument, for which physical delivery is probable.

4.   Adoption of New Accounting Standards

          The Company adopted SFAS No. 133, as amended, on Jan. 1, 2001. The Company's primary derivatives hedging activities are being accounted for as cash flow hedges under this statement. Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," effective portions of changes in the fair value of these derivative instruments are being deferred or accrued as a regulatory asset until realized, rather than recorded in OCI.

          As required upon adoption of SFAS No. 133, the Company recorded a one-time transition adjustment by debiting receivables from counterparties (a regulatory asset account) and crediting recoverable gas costs (an offsetting regulatory asset account) on the balance sheet for approximately $165 million. This transition adjustment on the balance sheet represents the initial recognition of the fair values of hedge derivatives outstanding on the adoption date. The fair value of these instruments at March 31, 2001 was $41.0 million, with all instruments maturing prior to Dec. 31, 2001. The net decrease in fair value between Jan. 1 and March 31, 2001 ($124 million), reflects gains of $74 million realized as reductions to the cost of gas upon settlement of cash flow hedges and an adjustment of $50 million due to changes in the market value of contracts outstanding at the end of the first quarter. If any portion of the hedge derivatives relating to gas commodity purchases or foreign currency had been determined to be ineffective, that portion would have been charged to cost of gas, but all outstanding derivative instruments in these categories at March 31, 2001 were determined to be 100 percent effective (see Part I, Item 2., "Results of Operations - Cost of Gas," below).

          The Company also recorded a $0.1 million loss in the first quarter of 2001, representing the change in value of an embedded derivative relating to a contract for an equipment financing program under which NW Natural guarantees a minimum level of return for the lender.

5.   Segment Reporting

          The Company principally operates in a segment of business ("Utility") consisting of the distribution of natural gas. Another segment ("Gas Storage"), which was immaterial prior to Jan. 1, 2001, represents natural gas storage services provided to upstream customers using storage capacity not required from time to time for service to utility customers. The remaining segment ("Other") primarily consists of non-regulated investments in alternative energy projects in California, the discontinued oil and gas exploration business and a Boeing 737-300 aircraft which is leased to Continental Airlines.

          The following table presents information about the reportable segments for the three months ended March 31, 2001 and 2000. Inter-segment transactions are insignificant.

                                                       Three Months Ended March 31,
                                               ---------------------------------------------
     Thousands                                   Utility  Gas Storage    Other      Total
     ---------------------------------------------------------------------------------------
     2001
     ----
     Net operating revenues                    $   90,384  $    1,223  $      46  $   91,653
     Depreciation, depletion and amortization      12,104          24          -      12,128
     Other operating expenses                      30,795          31        (89)     30,737
     Income from operations                        47,485       1,168        135      48,788
     Net income from continuing operations         25,059         693        155      25,907
     Income (loss) from financial investments           -           -       (142)       (142)
     Assets                                     1,201,355       4,895     21,625   1,227,875
     2000
     ----
     Net operating revenues                    $   93,003  $        -  $      85  $   93,088
     Depreciation, depletion and amortization      11,417           -         22      11,439
     0ther operating expenses                      27,729           -        (59)     27,670
     Income from operations                        53,857           -        122      53,979
     Net income from continuing operations         28,944           -        248      29,192
     Income (loss) from financial investments           -           -        (78)        (78)
     Gain on sale of discontinued segment               -           -      2,470       2,470
     Assets                                     1,192,887           -     21,202   1,214,089

6.   Property Held for Sale

          Property held for sale at March 31, 2000 consisted of a new headquarters building that was constructed for the Port of Portland. This property was subsequently sold during the third quarter of 2000 (see Part II, Item 7., "Financial Condition - Cash Flows - Port of Portland Building," in the 2000 Form 10-K).

7.   Discontinued Segment

          On Jan. 26, 2000, the Company sold its interest in Canor Energy, Ltd. (Canor), an Alberta, Canada corporation engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. As of March 31, 2000, the Company realized an after-tax gain resulting from the sale of Canor of $2.5 million, net of Canadian tax on dividends ($0.6 million) and U.S. income tax ($2.8 million). Additional closing costs were recorded during the fourth quarter of 2000, resulting in a year-end after-tax gain from the sale of Canor of $2.4 million (see Part II, Item 8., Note 2, "Canor Energy, Ltd.," in the 2000 Form 10-K).

          Proceeds from the sale of Canor are reflected in the statement of cash flows (Investing Activities) as proceeds from sale of discontinued segment.

8.   Contingencies

          Environmental Matters
          ---------------------

          The Company owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Linnton site). The Company previously owned property adjacent to the Linnton site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the

Wacker site). The Linnton site and the Wacker site have been under investigation by the Company under program oversight by the Oregon Department of Environmental Quality (ODEQ). In 1998, the ODEQ and the U.S. Environmental Protection Agency
(EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Linnton site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site. See Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K.

          NW Natural expects that its costs of investigation and any remediation for which it may be responsible with respect to the Linnton site, the Wacker site and the Portland Harbor Superfund site should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

          Litigation
          ----------

          NW Natural is party to a lawsuit, Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370), involving claims by a commercial customer. In 1999, the Oregon Supreme Court ruled in the Company's favor on the larger of the two claims in the case and the Oregon Court of Appeals ruled in the Company's favor on the smaller (contract) claims. The Oregon Supreme Court initially declined to review the Court of Appeals' decision on the contract claims, including a verdict against the Company in the amount of $2.0 million plus interest. On reconsideration, however, in December 2000 the Supreme Court agreed to review the Court of Appeals' decision on the contract claims and is expected to issue an opinion in 2001. See Part I, Item 3., "Legal Proceedings," in the 2000 Form 10-K.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:

          Regulated utility:
            Northwest Natural Gas Company (NW Natural)
          Non-regulated subsidiary businesses:
            NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary
            Canor Energy, Ltd. (Canor), a majority-owned subsidiary,
             reclassified as a discontinued segment and sold in the first quarter of 2000

          Together these businesses are referred to herein as the "Company" (see "Non-utility Operations," below, and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 2000 Annual Report on Form 10-K (2000 Form 10-K)).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 2001 and 2000.

Earnings and Dividends
----------------------

          The Company's earnings applicable to common stock were $25.3 million in the quarter ended March 31, 2001, down from $31.0 million in the first quarter of 2000. The results for the first quarter of 2000 included a gain of $2.5 million from the sale of a discontinued segment (Canor).

          Diluted earnings per share from consolidated continuing operations in the first quarter of 2001 were 99 cents a diluted share, compared to $1.12 in last year's first quarter. In addition, the Company recorded a gain equivalent to 10 cents a share from the sale of Canor in the first quarter of 2000.

          NW Natural earned 96 cents a diluted share from gas utility operations in the first quarter of 2001, compared to $1.11 in the same period in 2000. Weather conditions in its service territory in the first quarter of 2001 were 3 percent colder than the 20-year average but 4.5 percent warmer than the first quarter of 2000. Residential customers' consumptions per heating degree day were about 7 percent lower during the first quarter of 2001 than in the first quarter of 2000, while commercial customers' consumptions were about 5 percent lower. The Company estimates that the combination of warmer weather and lower consumptions per degree day reduced sales by about 22 million therms and margin revenues (gross revenues minus cost of sales) by about $7.1 million, equivalent to 17 cents a share.

          Non-utility operating results for the first quarter of 2001, excluding Canor, were earnings of 3 cents a share compared to earnings of 1 cent a share from these operations in 2000. See "Non-utility Operations," below.

            Dividends paid on common stock were 31 cents a share for each of the three-month periods ended March 31, 2001 and 2000. In April 2001, the Company's Board of Directors declared a quarterly dividend of 31 cents a share on the common stock, payable May 15, 2001, to shareholders of record on April 30, 2001. The current indicated annual dividend rate is $1.24 a share.

Results of Operations
---------------------

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues for the three months ended March 31:


Thousands
(Except customers and degree days)                            2001                    2000
--------------------------------------------------------------------------------------------------------

Gas Sales and Transportation Volumes - Therms (000's):
------------------------------------------------------
Residential and commercial sales                             258,873                 268,088
Unbilled volumes                                             (24,223)                (19,359)
                                                          ----------              ----------
  Weather-sensitive volumes                                  234,650         61%     248,729         60%
Industrial firm sales                                         23,464          6%      24,066          6%
Industrial interruptible sales                                13,798          4%      15,570          4%
                                                          ----------              ----------
  Total gas sales                                            271,912                 288,365
Transportation deliveries                                    112,473         29%     127,831         30%
                                                          ----------       -----  ----------       -----
Total volumes sold and delivered                             384,385        100%     416,196        100%
                                                          ==========       =====  ==========       =====

Utility Operating Revenues - Dollars (000's):
---------------------------------------------
Residential and commercial sales                          $  198,232              $  178,352
Unbilled revenues                                             (5,690)                (12,649)
                                                          ----------              ----------
  Weather-sensitive revenues                                 192,542         89%     165,703         89%
Industrial firm sales                                         13,658          6%      10,959          6%
Industrial interruptible sales                                 7,225          3%       5,833          3%
                                                          ----------              ----------
  Total gas sales                                            213,425                 182,495
Transportation revenues                                        4,419          2%       5,985          3%
Other revenues                                                (1,782)          -      (1,968)        (1%)
                                                          ----------       -----  ----------       -----
Total utility operating revenues                          $  216,062        100%  $  186,512        100%
                                                          ==========       =====  ==========       =====
Cost of gas sold                                          $  125,678              $   93,509
                                                          ==========              ==========
Total number of customers (end of period)                    528,008                 507,756
                                                          ==========              ==========
Actual degree days                                             1,890                   1,979
                                                          ==========              ==========
20-year average degree days                                    1,827                   1,835
                                                          ==========              ==========

          Residential and Commercial
          --------------------------

          NW Natural continues to experience rapid customer growth, with 20,252 customers added since March 31, 2000 for a growth rate of 4 percent. In the three years ended Dec. 31, 2000, more than 65,000 customers were added to the system, representing an average annual growth rate of 4.6 percent.

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days. Weather conditions were 3 percent colder than average in the first quarter of 2001 and 8 percent colder than average in the first quarter of 2000.

          Volumes of gas sold to residential and commercial customers decreased
14.1 million therms, or 6 percent, in the first quarter of 2001 compared to the first quarter of 2000. Related revenues increased $26.8 million, or 16 percent, primarily due to rate increases effective during 2000. (See Part II, Item 7, "Results of Operations - Regulatory Matters," in the 2000 Form 10-K.) Customer growth in the residential and commercial segments since March 31, 2000, contributed an estimated 8 million therms in sales volumes and $2.9 million in additional margin during the first quarter of 2001.

          NW Natural believes the recent reduction in its customers' gas consumption patterns (see "Earnings and Dividends," above) is caused by the Company's much higher cost of purchased gas, which NW Natural passed through to customers as rate increases last fall, and to efforts throughout the region to conserve energy. NW Natural is discussing with the Oregon Public Utility Commission (OPUC) new regulatory initiatives that would stabilize margin revenues in the face of variable consumption patterns, improve the Company's energy efficiency programs and help customers manage their energy bills. The Company's goal is to have a margin stabilization mechanism in place for the next heating season which starts in October 2001, thereby mitigating further losses during the current fiscal year.

          In order to match revenues with related purchased gas costs, NW Natural records "unbilled revenues" relating to gas delivered through the end of the period but not yet billed to customers.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 17.7 million therms, or 11 percent, lower in the first quarter of 2001 than in the same period of 2000. Margin from these customers decreased from $13.3 million in the first quarter of 2000 to $11.7 million in the first quarter of 2001. The primary factors contributing to the decrease in industrial margin were a $1.0 million decrease in margin from customers on an industrial schedule in which rates vary with oil prices and a $0.7 million decrease in margin from customers with special contracts, due to a combination of some customers' transferring to rate schedules with lower margins and other customers' use of oil rather than natural gas during the current period.

          Other revenues include amortizations from regulatory accounts and miscellaneous fees charged to gas sales customers (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K). Other revenues increased $0.2 million during the first quarter of 2001 compared to the first quarter of 2000. Factors contributing to the increase in the first three months of 2001 were lower property tax amortizations ($1.2 million) and higher revenues from customer late payment and reconnection fees ($0.7 million), offset by higher amortizations from regulatory accounts covering conservation programs ($1.7 million).

          Cost of Gas
          -----------

          The cost per therm of gas sold was 30 percent higher during the first quarter of 2001 than in the first quarter of 2000, primarily due to higher prevailing prices in the natural gas commodity market. The cost of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, demand cost equalization, regulatory deferrals and company use.

          NW Natural was able to offset some of the impact of the higher gas prices during the first quarter of 2001 through an active natural gas commodity hedge program conducted under the terms of the Company's Derivatives Policy (see
Item 1, Note 2., "Notes to Consolidated Financial Statements," above). NW Natural recorded net gains from commodity swap and call option contracts of $74 million in the first quarter of 2001, compared to net losses of $0.9 million in the first quarter of 2000. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas. The cost of gas sold also was reduced by off-system gas sales of $0.6 million and $1.2 million for the first quarters of 2001 and 2000, respectively. Under an agreement with the OPUC, revenues from these sales are treated as a reduction of gas costs.

          NW Natural has a Purchased Gas Adjustment (PGA) tariff under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections. The remaining 67 percent of the higher or lower gas costs are recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. NW Natural deferred $3.7 million of higher gas costs during the first quarter of 2001 and expects to recover these amounts from customers during the next two years. The combined impact of NW Natural's higher gas costs and its partially offsetting off-system gas sales under the PGA sharing mechanism during the first quarter of 2001 was that the Company absorbed $0.4 million of its higher gas costs, reducing earnings by about 1 cent a share.

     Non-utility  Operations
     -----------------------

          At March 31, 2001 and 2000, the Company had one active subsidiary, Financial Corporation, a wholly-owned subsidiary. One discontinued segment, Canor, a majority-owned subsidiary, was sold in January 2000 (see "Discontinued Segment," below).

          Financial Corporation
          ---------------------

          Financial Corporation's operating results for the three months ended March 31, 2001, were net income of $0.1 million, compared to income of $0.2 million for the first quarter of 2000. Diluted earnings per share were equivalent to 1 cent a share for each of the three-month periods ended March 31, 2001 and 2000. Financial Corporation's net assets at March 31, 2001 and 2000, were $7.4 million.

          Gas Storage Services
          --------------------

          The Company realized income of $0.7 million in the three months ended March 31, 2001, from gas storage services to upstream customers using storage capacity not required from time to time for service to utility customers. NW Natural retains 80 percent of the revenues from the upstream storage services and credits the remaining 20 percent to its utility customers. Earnings from storage services were equivalent to 2 cents a diluted share for the three months ended March 31, 2001. There were no revenues or earnings from storage services in the first quarter of 2000.

          Discontinued Segment
          --------------------

          During the first quarter of 2000, the Company sold its interest in Canor at a gain of $2.5 million, equivalent to 10 cents a diluted share (see
Item 1, Note 8., "Notes to Consolidated Financial Statements," above and Part II, Item 7., "Results of Operations - Discontinued Segment," in the 2000 Form 10-K).

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses were $2.0 million, or 11 percent, higher in the first quarter of 2001 compared to the same period in 2000. Key factors that contributed to the increase in expenses were higher accruals for employees' health and life insurance benefit plans ($0.7 million) due to increases in premiums for these benefit plans; higher accruals for uncollectible accounts expense ($0.7 million) due to increased utility revenues and the impact of higher customer gas bills; and higher payroll ($0.6 million) due to wage and salary increases. Expenses in the first quarter of 2001 included a charge of $0.1 million representing the change in value of an embedded derivative relating to a contract for an equipment financing program (see Item 1, Note 4., "Notes to Consolidated Financial Statements," above).

          Taxes Other than Income Taxes
          -----------------------------

          Taxes other than income taxes increased $1.0 million, or 12 percent, in the first quarter of 2001 compared to the first quarter of 2000. Franchise tax expense increased $0.3 million due to higher utility operating revenues. Payroll tax expense increased $0.3 million due to higher payroll. Property taxes increased $0.2 million and regulatory fees increased $0.2 million.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense increased $0.7 million, or 6 percent, compared to the first quarter of 2000. This increase is primarily due to a 5 percent increase in utility plant in service. As a percentage of average plant and property, depreciation, depletion and amortization expense was approximately 1 percent for the three months ended March 31, 2001 and 2000.

     Other Income
     ------------

          The Company's other income was approximately $0.1 million lower in the first quarter of 2001 compared to the first quarter of 2000. The decrease was primarily due to a decrease in income from Company-owned life insurance policies ($0.3 million), a decrease in earnings from Financial Corporation's investments, a decrease in merchandise income ($0.1 million) and higher charitable donations ($0.1 million), offset by an increase in net rental income ($0.4 million).

     Interest Charges - net
     ----------------------

          The Company's net interest expense decreased $0.3 million, or 4 percent, in the first quarter of 2001 compared to the first quarter of 2000. Interest expense on commercial paper was $0.3 million lower due to a lower average balance of commercial paper outstanding during the period.

     Income Taxes
     ------------

          The effective corporate income tax rates from continuing operations during the three months ended March 31, 2001 and 2000 were 37.0 percent and 36.7 percent, respectively.

Financial Condition
-------------------

     Capital Structure
     -----------------

          NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. NW Natural finances these expenditures from cash provided by operations and from short-term borrowings which are periodically refinanced through the sale of long-term debt or equity securities. In addition to its capital expenditures, the weather-sensitive nature of revenue derived from gas usage by NW Natural's residential and commercial customers influences the Company's financing requirements from one quarter to the next. Short-term liquidity is satisfied primarily through the sale of commercial paper, which is supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K).

          The Company's long-term goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, the Company issues debt or equity securities depending upon both the target capital structure and market conditions. The Company also uses these sources to meet long-term debt and preferred stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K).

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Continuing operations provided net cash of $62.2 million in the three months ended March 31, 2001, compared to $78.8 million in the first three months of 2000. The $15.8 million, or 20 percent, decrease was due to decreased cash from operations before working capital changes ($3.1 million) and higher working capital requirements ($12.7 million). The decrease in cash from continuing operations before working capital changes was due to lower income from continuing operations ($3.3 million) and a smaller reduction in deferred gas costs receivable ($3.0 million), partially offset by a larger reduction in the net asset balance in regulatory accounts ($1.2 million), a net increase in deferred income taxes and investment tax credits in the first quarter of 2001 compared to a net decrease in the first quarter of 2000 ($1.2 million), and an increase in depreciation, depletion and amortization ($0.7 million). The increase in working capital requirements was primarily due to a larger reduction in accounts payable ($45.6 million), partially offset by a reduction in accounts receivable in the first quarter of 2001 compared to an increase in the first quarter of 2000 ($19.1 million), and a larger reduction in inventories of gas, materials and supplies ($11.1 million).

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first quarter of 2001 totaled $17.1 million, down $0.2 million from the first quarter of 2000.

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

          Investments in non-utility property during the first quarter of 2001 and 2000 were negligible. The discontinued segment provided net cash of $34.7 million in the first quarter of 2000, due to the sale of the Company's interest in Canor.

     Financing Activities
     --------------------

          Internally generated cash was used to reduce short-term debt by $33.8 million in the first quarter of 2001, compared to a reduction of $77.7 million in the first quarter of 2000.

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program to extend through May 2001. The purchases are made in the open market or through privately negotiated transactions. The Company used $3.8 million for stock repurchases under the program in the first quarter of 2001. As of March 31, 2001, the Company had repurchased 265,900 shares of common stock at a total cost of $6.2 million.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. The commercial paper is supported by bank lines of credit (see "Lines of Credit," below). Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K). NW Natural had $22.5 million of commercial paper notes outstanding at March 31, 2001, compared to $16.5 million and $56.3 million at March 31 and Dec. 31, 2000, respectively. Financial Corporation had no commercial paper notes outstanding at March 31, 2001.

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

          Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of March 31, 2001 or 2000.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 12 months ended March 31, 2001, and Dec. 31, 2000, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.95 and 3.14, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes to the information provided in
Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," in the 2000 Form 10-K.

                           PART II. OTHER INFORMATION

Item 5.   OTHER INFORMATION

     Electric Generation Market
     --------------------------

          Besides its core market, another developing market for NW Natural is the market for delivery of natural gas for use in the generation of electricity. A number of generation projects are on a fast track in the Company's service area in order to help meet the immediate demand for power in the western United States. For example, NW Natural signed a letter of intent in April 2001 to provide gas service to Clark Public Utility District (Clark PUD) in Vancouver, Washington, for a year beginning July 1, 2001. Clark PUD will use the gas to produce up to 50 megawatts of electricity. NW Natural estimates that its service to this site could contribute 5 cents a share to earnings in 2001.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11  -  Statement re: Computation of Per Share Earnings

     Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the quarter ended March 31, 2001.


SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY
                                        (Registrant)


Dated:  May 14, 2001                    /s/ Stephen P. Feltz
                                        ---------------------------------------
                                        Stephen P. Feltz
                                        Principal Accounting Officer
                                        Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                 March 31, 2001

                                                                       Exhibit
Document                                                                Number
--------                                                                ------

Statement re: Computation of Per Share Earnings                           11

Computation of Ratios of Earnings to Fixed Charges                        12