Form 10-K/A
period 2000-12-31
NORTHWEST NATURAL GAS CO
filed 2001-08-10
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

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

                                Introductory Note
                                -----------------

     This Form 10-K/A amends Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - "Other Income (Expense)" and
Item 8. Financial Statements and Supplementary Data - Note 1, Note 2 and Note 4 to the Consolidated Financial Statements contained in the Annual Report on Form 10-K of Northwest Natural Gas Company.

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

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues for the three years ended Dec. 31:


Thousands
(Except customers and degree days)                2000            1999            1998
------------------------------------------------------------------------------------------
Gas Sales and Transportation Volumes - Therms (000's):
------------------------------------------------------
Residential and commercial sales             606,755         605,351         544,810
Unbilled volumes                               8,691          (9,343)          8,645
                                          ----------       ---------       ---------
  Weather-sensitive volumes                  615,446   52%   596,008   49%   553,455   49%
Industrial firm sales                         76,559    6%    84,630    7%    87,275    8%
Industrial interruptible sales                56,632    5%    52,938    4%    51,521    4%
                                          ----------       ---------       ---------
  Total gas sales                            748,637         733,576         692,251
Transportation deliveries                    431,136   37%   480,570   40%   446,165   39%
                                          ----------  ---- ---------  ---- ---------  ----

Total volumes sold and delivered           1,179,773  100% 1,214,146  100% 1,138,416  100%
                                          ==========  ==== =========  ==== =========  ====

Utility Operating Revenues - Dollars (000's):
---------------------------------------------
Residential and commercial sales          $  440,302       $ 382,377       $ 323,277
Unbilled revenues                             12,661          (2,671)          8,314
                                          ----------       ---------       ---------
  Weather-sensitive revenues                 452,963   85%   379,706   83%   331,591   82%
Industrial firm sales                         37,378    7%    35,857    8%    34,303    8%
Industrial interruptible sales                23,483    5%    17,182    4%    15,337    4%
                                          ----------       ---------       ---------
  Total gas sales                            513,824         432,745         381,231
Transportation revenues                       21,491    4%    21,351    5%    19,958    5%
Other revenues                                (3,976)  (1%)    1,194     -     2,617    1%
                                          ----------  ---- ---------  ---- ---------  ----

Total utility operating revenues          $  531,339  100% $ 455,290  100% $ 403,806  100%
                                          ==========  ==== =========  ==== =========  ====

Cost of gas sold                          $  273,978       $ 212,021       $ 173,242
                                          ==========       =========       =========

Total number of customers
  (end of period)                            523,406         501,163         477,407
                                          ==========       =========       =========

Actual degree days                             4,418           4,256           4,011
                                          ==========       =========       =========

20-year average degree days                    4,197           4,193           4,234
                                          ==========       =========       =========

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

Other Income (Expense)
----------------------

          Other income was $3.9 million in 2000, $1.0 million lower than in 1999, primarily due to a reduction of interest income from $3.9 million to $3.1 million. Other income was $4.8 million in 1999, compared to Other expense of $13.7 million in 1998, reflecting $16.6 million in asset write-downs recorded in 1998 related to Financial Corporation's limited partnership interests in solar electric, wind-power electric and hydroelectric generation projects in California (see "Non-regulated Operations," above). These asset write-downs resulted primarily from the effect of projected lower prices for future sales of electricity from these projects during the period of their expected remaining lives ranging from 18 to 20 years.

          As a result of the outlook for reduced cash flows due to lower energy prices in California, the Company investigated a potential sale of its interests in these projects and conducted an impairment analysis. The Company concluded that the aggregate fair value of these assets was potentially much lower than their book value, but that the market was limited and market prices were not readily available. The Company then determined these projects were held for use and did an impairment test on that basis.

          Impairment tests were conducted using a model based on SFAS No. 121. The assumptions used were determined to be reasonable based on historical data, best available information and previous analyses performed. The Company's cash flow projections focused primarily on future projected electricity prices. The projections also included assumptions related to project operating and maintenance costs, production availabilities, avoided power costs and discount rates.

          The impairment tests compared the undiscounted estimated future cash flows from the assets to their book value. Because the undiscounted future cash flows were less than the book value, the assets were deemed to be impaired, requiring write-downs by the amount of the difference between the book value and the discounted value of their estimated future cash flows. The SFAS No. 121 valuation model used, including key assumptions and present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, represented the best estimate of fair value for these projects.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

1.   Management's Responsibility for Financial Statements.................   15

2.   Report of Independent Accountants....................................   16

3.   Consolidated Financial Statements:
     Consolidated Statements of Income for the Years Ended December 31,
     2000, 1999 and 1998..................................................   17

     Consolidated Statements of Earnings Invested in the Business for the
     Years Ended December 31, 2000, 1999 and 1998.........................   18

     Consolidated Balance Sheets, December 31, 2000 and 1999..............   19

     Consolidated Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998..................................................   21

     Consolidated Statements of Capitalization, December 31, 2000 and
     1999.................................................................   22

     Notes to Consolidated Financial Statements...........................   23

4.   Quarterly Financial Information (unaudited)..........................   42

5.   Supplementary Data:

     Financial Statement Schedules for the Years Ended December 31, 2000,
     1999 and 1998: Schedule II - Valuation and Qualifying Accounts and
     Reserves.............................................................   43


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
                                                                 ==========     ==========     ==========


                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS
                                   (Thousands)
                             Year Ended December 31,


                                                           2000                   1999                   1998
                                                  ---------------------  ---------------------  ---------------------
Earnings Invested in the Business:
Balance at Beginning of Year                      $  118,711             $  106,513             $  113,098
Net Income                                            50,224  $  50,224      45,296  $  45,296      27,301  $  27,301
Cash Dividends Paid:
  Redeemable preferred and preference stock           (2,466)                (2,525)                (2,587)
  Common stock                                       (31,198)               (30,569)               (29,615)
Common Stock Repurchased                              (1,080)                     -                      -
Common Stock Expense                                      (2)                    (4)                (1,684)
                                                  ----------             ----------             ----------
Balance at End of Year                            $  134,189             $  118,711             $  106,513
                                                  ==========             ==========             ==========


Accumulated Other Comprehensive Income (Loss):
Balance at Beginning of Year                      $   (3,181)             $  (2,460)            $   (2,235)
Other comprehensive income (loss) - net of tax:
  Foreign currency translation adjustments
    from discontinued segment                              -          -        (721)      (721)       (225)      (225)
  Recognition of foreign currency translation
    adjustment included in gain on sale of
    discontinued segment                               3,181      3,181           -          -           -          -
                                                  ----------  ---------  ----------  ---------  ----------  ---------
Comprehensive Income                                          $  53,405              $  44,575              $  27,076
                                                              =========              =========              =========
Balance at End of Year                            $        -             $   (3,181)            $   (2,460)
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

Revenue Recognition
-------------------

     The Company's utility revenues are derived primarily from the sale and transportation of natural gas. The Company recognizes utility revenue from gas sales and transportation when the gas is delivered to customers. Estimated revenues are accrued for gas deliveries not billed to customers from meter reading dates to month end (unbilled revenue) and are reversed the following month when actual billings occur.

     Revenues from non-utility services, including gas storage services, are recognized upon delivery of the service to customers.

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

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

     During the fourth quarter of 1998, Financial Corporation recorded asset impairment charges resulting from the application of an impairment model based on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to limited partnership investments in solar electric, windpower electric and hydroelectric projects in California. The pre-tax write-down of $16.6 million is included in other income (expense) in the consolidated statements of income.

     These asset write-downs resulted primarily from the effect of projected lower prices for future sales of electricity from these projects during the period of their expected remaining lives ranging from 18 to 20 years. As a result of the outlook for reduced cash flows due to lower energy prices in California, the Company investigated a potential sale of its interests in these projects and conducted an impairment analysis. The Company concluded that the aggregate fair value of these assets was potentially much lower than their book value, but that the market was limited and market prices were not readily available. The Company then concluded that it would not currently sell its interests in the projects and determined that an impairment test would provide a best estimate of fair value.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Impairment tests were conducted using a model based on SFAS No. 121. The assumptions used were determined to be reasonable based on historical data, best available information and previous analyses performed. The Company's cash flow projections focused primarily on future projected electricity prices. However, the projections also included assumptions related to project operating and maintenance costs, production availabilities, avoided power costs and discount rates. The Company used a discount rate of 15 percent, a rate which was deemed to be commensurate with the risk that would be involved in similar investments with like risks. Production forecasts as well as projected operating, maintenance and other operating expenses used in the cash flow analyses were consistent on a project-by-project basis with historical data for the projects since their inception and estimates provided by the projects' operators, and also included a reasonable trend line for projected future costs.

     The impairment tests compared the undiscounted estimated future cash flows from the assets to their book value. Because the undiscounted future cash flows were determined to be less than the book value, the assets were determined to be impaired, requiring write-downs by the amount of the difference between the book value and the discounted value of their estimated future cash flows. The SFAS No. 121 valuation model used, including key assumptions and present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, represented the best estimate of fair value for these projects.

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

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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
                                                          ========  ========  ========

Northwest Natural Gas Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     The weighted average grant-date market value for options granted during 2000 was $20.36. For options outstanding at December 31, 2000, the range of exercise prices was $20.17 to $27.875, and the weighted average remaining contractual life was 6.9 years.

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

     The following table summarizes the Company's investments in affiliated entities accounted for under the equity and cost methods, and its investment in an aircraft leveraged lease at Dec. 31:

Thousands                              2000                     1999
--------------------------------------------------------------------------------

Electric generation                 $     4,898            $     5,165
Aircraft leveraged lease                  7,479                  7,925
Gas pipeline and other                    1,776                  2,919
Long-term notes receivable                  373                    548
                                    -----------            -----------
        Total investments and other $    14,526            $    16,557
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


          (23) Consent of PricewaterhouseCoopers LLP.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY

Date:  August 10, 2001                  By:  /s/ Richard G. Reiten
                                           -------------------------------
                                           Richard G. Reiten, Chairman
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           SIGNATURE                        TITLE                     DATE
--------------------------------------------------------------------------------

/s/ Richard G. Reiten              Principal Executive Officer   August 10, 2001
---------------------------------- and Director
Richard G. Reiten, Chairman
and Chief Executive Officer

 /s/ Bruce R. DeBolt               Principal Financial Officer   August 10, 2001
----------------------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

 /s/ Stephen P. Feltz              Principal Accounting Officer  August 10, 2001
----------------------------------
Stephen P. Feltz
Treasurer and Controller

 /s/ Mary Arnstad                  Director            )
----------------------------------                     )
Mary Arnstad                                           )
                                                       )
 /s/ Thomas E. Dewey, Jr.          Director            )
----------------------------------                     )
Thomas E. Dewey, Jr.                                   )
                                                       )
 /s/ Tod R. Hamachek               Director            )
----------------------------------                     )
Tod R. Hamachek                                        )
                                                       )
 /s/ Richard B. Keller             Director            )
----------------------------------                     )
Richard B. Keller                                      )
                                                       )
 /s/ Wayne D. Kuni                 Director            )
----------------------------------                     )
Wayne D. Kuni                                          )
                                                       )
 /s/ Randall C. Pape               Director            )         August 10, 2001
----------------------------------                     )
Randall C. Pape                                        )
                                                       )
 /s/ Robert L. Ridgley             Director            )
----------------------------------                     )
Robert L. Ridgley                                      )
                                                       )
 /s/ Dwight A. Sangrey             Director            )
----------------------------------                     )
Dwight A. Sangrey                                      )
                                                       )
 /s/ Melody C. Teppola             Director            )
----------------------------------                     )
Melody C. Teppola                                      )
                                                       )
 /s/ Russell F. Tromley            Director            )
----------------------------------                     )
Russell F. Tromley                                     )
                                                       )
 /s/ Benjamin R. Whiteley          Director            )
----------------------------------                     )
Benjamin R. Whiteley                                   )
                                                       )
 /s/ Richard L. Woolworth          Director            )
----------------------------------                     )
Richard L. Woolworth                                   )

                          NORTHWEST NATURAL GAS COMPANY
                          -----------------------------

                                  EXHIBIT INDEX
                                  -------------
                                       To
                           Annual Report on Form 10-K
                              For Fiscal Year Ended
                                December 31, 2000

                                                           Exhibit
               Document                                     Number
               --------                                  -------------

     Consent of PricewaterhouseCoopers LLP                   (23)