Form 10-Q
period 2001-06-30
NORTHWEST NATURAL GAS CO
filed 2001-08-13
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition period from ________ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At August 6, 2001, 25,115,249 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                  June 30, 2001

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                          Page
Item 1.   Financial Statements                                           Number
                                                                         ------
          (1)  Consolidated Statements of Income for the three and
               six-month periods ended June 30, 2001 and 2000              3

          (2)  Consolidated Statements of Earnings Invested in the
               Business for the six-month periods ended June 30, 2001
               and 2000                                                    4

          (3)  Consolidated Balance Sheets at June 30, 2001 and 2000
               and Dec. 31, 2000                                           5

          (4)  Consolidated Statements of Cash Flows for the
               six-month periods ended June 30, 2001 and 2000              7

          (5)  Consolidated Statements of Capitalization at
               June 30, 2001 and 2000 and Dec. 31, 2000                    8

          (6)  Notes to Consolidated Financial Statements                  9

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                              14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      22


                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders             22

Item 6.   Exhibits and Reports on Form 8-K                                23

          Signature                                                       23

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                     (1) Consolidated Statements of Income
                      (Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                           Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                          --------------------  --------------------

                                                            2001        2000       2001      2000
                                                            ----        ----       ----      ----
Operating Revenues:
  Gross operating revenues                                $ 114,717  $  86,136  $ 332,058  $ 272,785
  Cost of sales                                              59,991     40,250    185,679    133,811
                                                          ---------  ---------  ---------  ---------
    Net operating revenues                                   54,726     45,886    146,379    138,974

Operating Expenses:
  Operations and maintenance                                 20,986     18,571     42,029     37,577
  Taxes other than income taxes                               6,265      5,722     15,959     14,386
  Depreciation, depletion and amortization                   12,287     11,779     24,415     23,218
                                                          ---------  ---------  ---------  ---------
    Total operating expenses                                 39,538     36,072     82,403     75,181
                                                          ---------  ---------  ---------  ---------
Income from Operations                                       15,188      9,814     63,976     63,793

Other Income (Expense)                                           (9)     1,426        597      2,115
Interest Charges - net                                        7,926      7,936     16,186     16,501
                                                          ---------  ---------  ---------  ---------
Income Before Income Taxes                                    7,253      3,304     48,387     49,407
Income Taxes                                                  2,388        806     17,615     17,717
                                                          ---------  ---------  ---------  ---------

Net Income from Continuing Operations                         4,865      2,498     30,772     31,690
Discontinued Segment:
  Gain (loss) on sale of discontinued segment - net of tax        -        (35)         -      2,435
                                                          ---------  ---------  ---------  ---------
Net Income                                                    4,865      2,463     30,772     34,125
  Redeemable preferred and preference stock
    dividend requirements                                       604        622      1,212      1,244
                                                          ---------  ---------  ---------  ---------
Earnings Applicable to Common Stock                       $   4,261  $   1,841  $  29,560  $  32,881
                                                          =========  =========  =========  =========

Average Common Shares Outstanding                            25,103     25,195     25,155     25,162
Basic Earnings Per Share of Common Stock:
  From continuing operations                              $    0.17  $    0.07  $    1.18  $    1.21
  From gain on sale of discontinued segment                       -          -          -       0.10
                                                          ---------  ---------  ---------  ---------
    Total basic earnings per share                        $    0.17  $    0.07  $    1.18  $    1.31
                                                          =========  =========  =========  =========
Diluted Earnings Per Share of Common Stock:
  From continuing operations                              $    0.17  $    0.07  $    1.16  $    1.19
  From gain on sale of discontinued segment                       -          -          -       0.10
                                                          ---------  ---------  ---------  ---------
    Total diluted earnings per share                      $    0.17  $    0.07  $    1.16  $    1.29
                                                          =========  =========  =========  =========

Dividends Per Share of Common Stock                       $    0.31  $    0.31  $    0.62  $    0.62
                                                          =========  =========  =========  =========

                 ----------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
        (2) Consolidated Statements of Earnings Invested in the Business
                             (Thousands of Dollars)
                                   (Unaudited)


Six Months Ended June 30,                               2001                 2000
----------------------------------------------------------------------------------------
Earnings Invested in the Business:
Balance at Beginning of Period                  $ 134,189            $ 118,711
Net Income                                         30,772  $ 30,772     34,125  $ 34,125
Cash Dividends Paid:
  Redeemable preferred and preference stock        (1,221)              (1,249)
  Common stock                                    (15,592)             (15,585)
Common Stock Repurchased                           (2,688)                (459)
                                                ---------            ---------
Balance at End of Period                        $ 145,460            $ 135,543
                                                =========            =========

Accumulated Other Comprehensive Income (Loss):
Balance at Beginning of Period
                                                $       -            $  (3,181)
Other comprehensive income - net of tax:
  Unrealized gain on securities
                                                        -         -         37        37
  Recognition of foreign currency
   translation adjustment included
   in gain on sale of discontinued segment              -         -      3,181     3,181
                                                -------------------  -------------------
Comprehensive Income                                       $ 30,772             $ 37,343
                                                           ========             ========
Balance at End of Period                        $       -            $      37
                                                =========            =========

                 ----------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                               (Unaudited)  (Unaudited)
                                                 June 30,     June 30,     Dec. 31,
                                                   2001         2000         2000
------------------------------------------------------------------------------------
Assets:
Plant and Property :
  Utility plant                                $ 1,438,183  $ 1,367,202  $ 1,406,970
  Less accumulated depreciation                    497,489      457,040      478,138
                                               -----------  -----------  -----------
    Utility plant - net                            940,694      910,162      928,832
                                               -----------  -----------  -----------

  Non-utility property                               8,653        8,532        8,649
  Less accumulated depreciation and depletion        3,499        7,706        3,451
                                               -----------  -----------  -----------
    Non-utility property - net                       5,154          826        5,198
                                               -----------  -----------  -----------
    Total plant and property                       945,848      910,988      934,030

Investments and Other                               13,877       15,716       14,526

Current Assets:
  Cash and cash equivalents                         17,812       10,419       11,283
  Accounts receivable                               30,698       24,145       62,620
  Allowance for doubtful accounts                   (2,257)      (1,663)      (1,867)
  Accrued unbilled revenue                          10,346        7,201       45,619
  Inventories of gas, materials and supplies        32,274       29,121       46,883
  Property held for sale                                 -       17,286            -
  Prepayments and other current assets              19,683       14,054       22,834
                                               -----------  -----------  -----------
    Total current assets                           108,556      100,563      187,372

Regulatory Assets:
  Income tax asset                                  49,515       51,060       49,515
  Deferred gas costs receivable                     15,244       17,520       16,973
  Non-trading derivative assets                     76,502            -            -
  Unamortized loss on debt redemption                7,202        4,934        7,433
  Other                                              6,585       14,345        9,524
                                               -----------  -----------  -----------
    Total regulatory assets                        155,048       87,859       83,445
                                               -----------  -----------  -----------
Other Assets:
  Investment in life insurance                      51,098       47,075       49,112
  Other                                             10,998        9,976       10,228
                                               -----------  -----------  -----------
    Total other assets                              62,096       57,051       59,340
                                               -----------  -----------  -----------
    Total Assets                               $ 1,285,425  $ 1,172,177  $ 1,278,713
                                               ===========  ===========  ===========

                 ----------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (3) Consolidated Balance Sheets
                             (Thousands of Dollars)

                                               (Unaudited)  (Unaudited)
                                                 June 30,     June 30,     Dec. 31,
                                                   2001         2000         2000
------------------------------------------------------------------------------------
Capitalization and Liabilities:
Capitalization:
  Common stock                                 $   317,748  $   316,347  $   318,120
  Earnings invested in the business                145,460      135,543      134,189
  Accumulated other comprehensive income                 -           37            -
                                               -----------  -----------  -----------
    Total common stock equity                      463,208      451,927      452,309
  Redeemable preference stock                       25,000       25,000       25,000
  Redeemable preferred stock                         9,000        9,793        9,750
  Long-term debt                                   408,498      396,080      400,790
                                               -----------  -----------  -----------
    Total capitalization                           905,706      882,800      887,849
                                               -----------  -----------  -----------

Current Liabilities:
  Notes payable                                     17,961       10,307       56,263
  Accounts payable                                  47,692       51,805      110,698
  Long-term debt due within one year                30,000       10,000       20,000
  Taxes accrued                                     10,020        5,380        8,066
  Interest accrued                                   2,689        4,707        2,696
  Other current and accrued liabilities             24,825       39,899       23,638
                                               -----------  -----------  -----------
    Total current liabilities                      133,187      122,098      221,361

Regulatory Liabilities                               1,766        1,743        1,720

Other Liabilities:
  Deferred income tax liabilities                  142,185      140,828      141,656
  Deferred investment tax credits                    8,983        9,821        9,538
  Other                                             93,598       14,887       16,589
                                               -----------  -----------  -----------
    Total other liabilities                        244,766      165,536      167,783
                                               -----------  -----------  -----------
Commitments and Contingencies                            -            -            -
                                               -----------  -----------  -----------
  Total Capitalization and Liabilities         $ 1,285,425  $ 1,172,177  $ 1,278,713
                                               ===========  ===========  ===========

                 ----------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (4) Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)


Six Months Ended June 30,                                                 2001         2000
---------------------------------------------------------------------------------------------
Operating Activities:
 Net income from continuing operations                                  $ 30,772     $ 31,690
 Adjustments to reconcile net income to cash provided by operations:
  Depreciation, depletion and amortization                                24,415       23,218
  Deferred income taxes and investment tax credits                           (26)       4,106
  Equity in (earnings) losses of investments                                (233)         166
  Allowance for funds used during construction                              (414)        (251)
  Deferred gas costs receivable                                            1,729        3,430
  Regulatory accounts and other - net                                        967        1,076
                                                                        --------     --------
   Cash from continuing operations before working capital changes         57,210       63,435
  Changes in operating assets and liabilities:
   Accounts receivable - net                                              32,312       20,867
   Accrued unbilled revenue                                               35,273       24,349
   Inventories of gas, materials and supplies                             14,609        4,798
   Accounts payable                                                      (63,006)     (16,358)
   Accrued interest and taxes                                              1,947        1,313
   Other current assets and liabilities                                    4,338        5,041
                                                                        --------     --------
  Cash Provided By Continuing Operating Activities                        82,683      103,445
                                                                        --------     --------
Investing Activities:
 Acquisition and construction of utility plant assets                    (35,815)     (38,005)
 Investment in non-utility property                                           (4)        (601)
 Proceeds from sale of discontinued segment                                    -       34,779
 Investments and other                                                       882          675
                                                                        --------     --------
  Cash Used In Investing Activities                                      (34,937)      (3,152)
                                                                        --------     --------
Financing Activities:
 Common stock issued                                                       2,440        2,544
 Common stock repurchased                                                 (5,792)      (1,021)
 Redeemable preferred stock retired                                         (750)        (771)
 Long-term debt issued                                                    18,000            -
 Change in short-term debt                                               (38,302)     (83,842)
 Cash dividend payments:
  Redeemable preferred and preference stock                               (1,221)      (1,249)
  Common stock                                                           (15,592)     (15,585)
 Foreign currency translation and capital stock expense                        -           37
                                                                        --------     --------
  Cash Used in Financing Activities                                      (41,217)     (99,887)
                                                                        --------     --------
Increase In Cash and Cash Equivalents                                      6,529          406
Cash and Cash Equivalents - Beginning of Period                           11,283       10,013
                                                                        --------     --------
Cash and Cash Equivalents - End of Period                               $ 17,812     $ 10,419
                                                                        ========     ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                              $ 16,213     $ 16,607
  Income Taxes                                                          $ 13,402     $ 17,391
Supplemental Disclosure of Non-cash Financing Activities:
 Conversion to common stock:
 7-1/4 % Series of Convertible Debentures                               $    292     $    299

                 ----------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (5) Consolidated Statements of Capitalization
                      (Thousands, Except Per Share Amounts)


                                                  (Unaudited)      (Unaudited)
                                                 June 30, 2001    June 30, 2000   Dec. 31, 2000
------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
  Common stock - par value $3-1/6 per share     $ 79,502         $ 79,750         $ 79,905
  Premium on common stock                        238,246          236,597          238,215
  Earnings invested in the business              145,460          135,543          134,189
  Accumulated other comprehensive income               -               37                -
                                                --------         --------         --------
      Total common stock equity                  463,208   51%    451,927   51%    452,309   51%
                                                --------         --------         --------
PREFERENCE STOCK:
  $6.95 Series, stated value $100 per share       25,000    3%     25,000    3%     25,000    3%
                                                --------         --------         --------
      Total redeemable preference stock           25,000           25,000           25,000
REDEEMABLE PREFERRED STOCK:
  Stated value $100 per share:
    $4.75  Series                                      -               43                -
    $7.125 Series                                  9,000            9,750            9,750
                                                --------         --------         --------
      Total redeemable preferred stock             9,000    1%      9,793    1%      9,750    1%
                                                --------         --------         --------
LONG-TERM DEBT:
  First Mortgage Bonds
    9-3/4% Series due 2015                             -           50,000                -
  Medium-Term Notes
  First Mortgage Bonds:
    5.960% Series B due 2000                           -            5,000                -
    5.980% Series B due 2000                           -            5,000                -
    6.620% Series B due 2001                      10,000           10,000           10,000
    8.050% Series A due 2002                      10,000           10,000           10,000
    6.750% Series B due 2002                      10,000           10,000           10,000
    5.550% Series B due 2002                      20,000           20,000           20,000
    6.400% Series B due 2003                      20,000           20,000           20,000
    6.340% Series B due 2005                       5,000            5,000            5,000
    6.380% Series B due 2005                       5,000            5,000            5,000
    6.450% Series B due 2005                       5,000            5,000            5,000
    6.050% Series B due 2006                       8,000                -                -
    6.800% Series B due 2007                      10,000           10,000           10,000
    6.500% Series B due 2008                       5,000            5,000            5,000
    7.450% Series B due 2010                      25,000                -           25,000
    6.665% Series B due 2011                      10,000                -                -
    8.260% Series B due 2014                      10,000           10,000           10,000
    7.000% Series B due 2017                      40,000           40,000           40,000
    6.600% Series B due 2018                      22,000           22,000           22,000
    8.310% Series B due 2019                      10,000           10,000           10,000
    7.630% Series B due 2019                      20,000           20,000           20,000
    9.050% Series A due 2021                      10,000           10,000           10,000
    7.250% Series B due 2023                      20,000           20,000           20,000
    7.500% Series B due 2023                       4,000            4,000            4,000
    7.520% Series B due 2023                      11,000           11,000           11,000
    7.720% Series B due 2025                      20,000                -           20,000
    6.520% Series B due 2025                      10,000           10,000           10,000
    7.050% Series B due 2026                      20,000           20,000           20,000
    7.000% Series B due 2027                      20,000           20,000           20,000
    6.650% Series B due 2027                      20,000           20,000           20,000
    6.650% Series B due 2028                      10,000           10,000           10,000
    7.740% Series B due 2030                      20,000                -           20,000
    7.850% Series B due 2030                      10,000                -           10,000
  Unsecured:
    8.47% Series A due 2001                       10,000           10,000           10,000
  Convertible Debentures
    7-1/4% Series due 2012                         8,498            9,080            8,790
                                                --------         --------         --------
                                                 438,498          406,080          420,790
  Less long-term debt due within one year         30,000           10,000           20,000
                                                --------         --------         --------
      Total long-term debt                       408,498   45%    396,080   45%    400,790   45%
                                                --------  ----   --------  ----   --------  ----
TOTAL CAPITALIZATION                            $905,706  100%   $882,800  100%   $887,849  100%
                                                ========  ====   ========  ====   ========  ====

                 ----------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (6) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Financial Statements

          The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K, as amended (2000 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

          Certain amounts from prior periods have been reclassified to conform with the 2001 presentation. These reclassifications had no impact on prior period results of operations.

2.   Revenue Recognition

          The Company's utility revenues are derived primarily from the sale and transportation of natural gas. The Company recognizes utility revenue from gas sales and transportation when the gas is delivered to customers. Estimated revenues are accrued for gas deliveries not billed to customers from meter reading dates to month end (unbilled revenue) and are reversed in the following month when actual billings occur.

          Revenues from non-utility services, including gas storage services, are recognized upon delivery of the service to customers. Guaranteed minimum obligations for gas storage services are recognized over the term of the contract.

3.   Derivatives Policy

          NW Natural's Derivatives Policy allows the use of selected financial derivative products to support prudent risk management strategies within designated parameters for natural gas commodity prices, for foreign currency exchange rates related to the Company's natural gas purchase commitments, for oil or propane commodity prices related to natural gas sales or transportation under rate schedules pegged to commodities other than natural gas, and for interest rates on outstanding long-term debt instruments maturing in less than five years. The objective is to use derivative products to structure "hedge" positions as defined by the policy. Use of derivatives is permitted only after the purchase price, exchange rate, oil or propane index price, and interest rate exposures that have been identified are determined to exceed defined tolerance levels and are considered to be unavoidable because they are necessary or support normal business activities.

          The Derivatives Policy is intended to decrease the Company's net exposures to commodity price, exchange rate and interest rate risks (market risks) by using hedging strategies and derivative structures within certain limitations. The policy is intended to prevent speculative risk. The Company believes that any increase in market risk created by the use of the derivatives should be offset by the exposures they modify.

4.   New Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedge accounting. It requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. If the derivative is designated as a fair value hedge, the net changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in current earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI), or in deferred asset accounts for regulated activities (see Note 5, below), and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current earnings. Some of the Company's gas purchase, sales and transportation contracts are derivative instruments as defined under SFAS No. 133.

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

5.   Adoption of New Accounting Standard

          The Company adopted SFAS No. 133, as amended, on Jan. 1, 2001. The Company's primary derivatives hedging activities are being accounted for as cash flow hedges under this statement. Unrealized gains or losses resulting from mark-to-market valuations of the underlying hedge contracts are subject to deferral under the Company's tariffs with the Oregon Public Utility Commission
(OPUC) and the Washington Utilities and Transportation Commission (WUTC). Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," contracts representing unrealized gain or loss positions are reported as derivative assets or liabilities and are offset by a corresponding deferred account included under "Regulatory Assets" or "Regulatory Liabilities." Due to their regulatory deferral treatment, effective portions of changes in the fair value of these derivatives are not recorded in OCI, but are deferred as a regulatory asset or liability. Effectiveness is measured by comparing changes in cash flows of the hedged item to gains or losses on derivative instruments.

          The Company formally documents all relationships between hedging contracts and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging contract and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be measured. Both at the inception of the hedge and on an ongoing basis, the Company measures effectiveness of the derivatives used in hedging transactions.

          NW Natural enters into short-term and long-term natural gas purchase contracts with demand and commodity fixed-price and variable-price components, along with associated short-term and long-term natural gas transportation contracts. The prices of natural gas commodity are subject to fluctuations due to unpredictable factors including weather, pipeline transportation congestion and the economy, each of which affects short-term supply and demand. NW Natural uses natural gas commodity swap and cap agreements to convert certain of its long-term purchase contracts from floating prices to fixed prices.

          Many of the purchases made under these gas purchase contracts are priced in Canadian dollars. The costs of natural gas commodity and pipeline services purchased from certain Canadian suppliers are subject to changes in the value of Canadian currency in relation to U.S. currency. NW Natural uses foreign currency forward contracts to hedge against fluctuations in currency exchange rates with respect to its purchases of natural gas from suppliers in Canada.

          The adoption of SFAS No. 133 effective Jan. 1, 2001 resulted in the Company recording a one-time transition adjustment by debiting a derivative asset account and crediting an offsetting regulatory asset account on the balance sheet for approximately $165 million. This transition adjustment represented the initial recognition of the fair values of hedge derivatives outstanding on the adoption date.

          At June 30, 2001, the Company had two types of natural gas commodity cash flow hedges open: a series of 17 natural gas price swap agreements and four call option agreements. The net decrease in the fair value of these hedge derivatives for the six months ended June 30, 2001 ($241.5 million), included net gains of $86.9 million realized as reductions to the cost of gas upon settlement of various cash flow hedges. During the six months ended June 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was negligible. All remaining outstanding derivative instruments in these categories at June 30, 2001, were determined to be 100 percent effective (see Part I, Item 2., "Results of Operations - Cost of Gas," below).

          The estimated fair values for these derivative hedge instruments at Jan. 1 and June 30, 2001 are presented below:

                                                         Jan. 1,      June 30,
                                                        ---------    ---------
                                                           2001         2001
                                                        ---------    ---------
Non-trading derivative assets ($000):
  Fixed-price natural gas commodity swaps               $ 122,588    $     404
  Fixed-price natural gas call options                     41,980          152
  Foreign currency forward contracts                          405           79
Non-trading derivative liabilities ($000):
  Fixed-price natural gas commodity swaps                       -      (77,137)
  Fixed-price natural gas call options                          -            -
  Foreign currency forward contracts                            -            -
                                                        ---------    ---------
  Total non-trading derivative assets (liabilities)     $ 164,973    $ (76,502)
                                                        =========    =========

          The fair value of fixed-price contracts as of June 30, 2001 was estimated based on market prices for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, where applicable, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. As of June 30, 2001, a total of nine natural gas price swap agreements have contract periods that extend beyond Dec. 31, 2001. As of June 30, 2001, the Company had not entered into any natural gas call option contracts extending beyond Dec. 31, 2001.

          The Company recorded a $0.1 million loss for the first six months of 2001, representing the change in value of an embedded derivative relating to a contract for an equipment financing program under which NW Natural guarantees a minimum level of return for the lender.

          The Derivatives Implementation Group (DIG), a group sponsored by the FASB, continues to develop interpretive guidance relating to SFAS No. 133.

Future interpretations of SFAS No. 133 by the DIG or the FASB could impact the Company's application of the standard and, thereby, its financial statement disclosures.

6.   Segment Reporting

          The Company principally operates in a segment of business consisting of the distribution of natural gas ("Utility"). Another segment, which was immaterial prior to Jan. 1, 2001, represents natural gas storage services provided to upstream customers using storage capacity not required from time to time for service to utility customers ("Gas Storage"). The remaining segment primarily consists of non-regulated investments in alternative energy projects in California, the oil and gas exploration properties sold in 2000 and a Boeing 737-300 aircraft which is leased to Continental Airlines ("Other").

          The following table presents information about the reportable segments for the three and six months ended June 30, 2001 and 2000. Inter-segment transactions are insignificant.

                                      Three Months Ended June 30,                 Six Months Ended June 30,
                             ------------------------------------------ --------------------------------------------
Thousands                     Utility   Gas Storage   Other     Total     Utility  Gas Storage    Other     Total
----------------------------------------------------------------------- --------------------------------------------
2001
----
Net operating revenues       $   53,936    $  769    $    21 $   54,726 $  144,320   $ 1,992     $    67  $  146,379
Depreciation, depletion
  and amortization               12,263        24          -     12,287     24,367        48           -      24,415
Other operating expenses         27,179        53         19     27,251     57,972        86         (70)     57,988
Income from operations           14,494       692          2     15,188     61,981     1,858         137      63,976
Net income from continuing
  operations                      4,246       392        227      4,865     29,305     1,085         382      30,772
Income (loss) from financial
  investments                         -         -        (91)       (91)         -         -        (233)       (233)
Total assets                  1,259,914     4,871     20,640  1,285,425  1,259,914     4,871      20,640   1,285,425
2000
----
Net operating revenues       $   45,724    $   72    $    90 $   45,886 $  138,727   $    72     $   175  $  138,974
Depreciation, depletion
  and amortization               11,706         -         73     11,779     23,123         -          95      23,218
Other operating expenses         24,226        50         17     24,293     51,955        50         (42)     51,963
Income from operations            9,792        22          -      9,814     63,649        22         122      63,793
Net income (loss) from
  continuing operations           2,849        22       (373)     2,498     31,821        22        (153)     31,690
Income (loss) from financial
  investments                         -         -        (33)       (33)         -         -        (111)       (111)
Gain (loss) on sale of
  discontinued segment                -         -        (35)       (35)         -         -       2,435       2,435
Total assets                  1,151,221         -     20,956  1,172,177  1,151,221         -      20,956   1,172,177

7.   Property Held for Sale

          Property held for sale at June 30, 2000 consisted of a new headquarters building that was constructed for the Port of Portland. This property was sold during the third quarter of 2000 (see Part II, Item 7., "Financial Condition - Cash Flows - Port of Portland Building," in the 2000 Form 10-K).

8.   Discontinued Segment

          On Jan. 26, 2000, the Company sold its interest in Canor Energy, Ltd. (Canor), an Alberta, Canada corporation engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. As of March 31, 2000, the Company realized an after-tax gain from the sale of Canor of $2.4 million, net of Canadian tax on dividends ($0.6 million) and U.S. income tax ($2.8 million) (see Part II, Item 8., Note 2, "Canor Energy, Ltd.," in the 2000 Form 10-K).

          Proceeds from the sale of Canor are reflected in the statement of cash flows (Investing Activities) as proceeds from sale of discontinued segment.

9.   Contingencies

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

          NW Natural has accrued all material loss contingencies which it believes to be probable of assertion, including those relating to the Linnton site, the Wacker site and the Portland Harbor Superfund site. However, due to the preliminary nature of these environmental investigations, the range of any additional possible loss cannot be presently estimated. The Company expects that its costs of investigation and any remediation for which it may be responsible with respect to the Linnton site, the Wacker site and the Portland Harbor Superfund site should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

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

          Together these businesses are referred to herein as the "Company" (see "Non-utility Operations," below, and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 2000 Annual Report on Form 10-K, as amended (2000 Form 10-K)).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 2001 and 2000.

Earnings and Dividends
----------------------

          The Company's earnings applicable to common stock were $4.3 million or 17 cents a diluted share in the quarter ended June 30, 2001, up from $1.8 million or 7 cents a diluted share in the second quarter of 2000.

          NW Natural earned 14 cents a diluted share from gas utility operations in the second quarter of 2001, compared to 9 cents in the same period in 2000. Weather conditions in its service territory in the second quarter of 2001 were 19 percent colder than the 20-year average and 29 percent colder than the second quarter of 2000. Sales to residential customers were 12 percent higher in the second quarter of 2001 than in the second quarter of 2000. However, reflecting the effect of recent tracking rate increases to recover higher gas costs (see "Results of Operations - Comparison of Gas Operations - Residential and Commercial," below), residential customers' consumptions per heating degree day were about 10 percent lower during the second quarter of 2001 than in the second quarter of 2000. Sales to commercial customers were 9 percent higher in the second quarter of 2001 than in the second quarter of 2000, but their consumptions per heating degree day were about 11 percent lower.

          The Company earned $29.6 million, or $1.16 a diluted share, and $32.9 million, or $1.29 a diluted share, for the six months ended June 30, 2001 and 2000, respectively. Year-to-date, NW Natural earned $1.10 a share from utility operations compared to $1.20 a share in the same period in 2000. Weather in the first half of the year was 8 percent colder than the 20-year average and 3.5 percent colder than in 2000. Residential customers' consumptions per heating degree day were about 9 percent lower during the first six months of 2001 than in the first half of 2000, while commercial customers' consumptions were about
8.5 percent lower.

          Non-utility operating results for the second quarter of 2001 were earnings of 3 cents a share compared to a loss of 2 cents a share from these operations in 2000. Non-utility operating results year-to-date were earnings of 6 cents a share compared to a loss of 1 cent a share from these operations during the comparable period in 2000. See "Non-utility Operations," below.

          Dividends paid on common stock were 31 cents a share for each of the three-month periods ended June 30, 2001 and 2000. In July 2001, the Company's Board of Directors declared a quarterly dividend of 31 cents a share on the common stock, payable Aug. 15, 2001, to shareholders of record on July 31, 2001. The current indicated annual dividend rate is $1.24 a share.

Results of Operations
---------------------

     Comparison of Gas Operations
     ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues:


Thousands                                         Three Months Ended         Six Months Ended
(Except customers and degree days)                     June 30,                  June 30,
                                                ----------------------    ----------------------
                                                   2001         2000         2001        2000
                                                ----------------------    ----------------------
Gas Sales and Transportation Volumes - Therms:
----------------------------------------------
Residential and commercial sales                  127,105      114,246      385,978      382,334
Unbilled volumes                                  (20,678)     (19,044)     (44,901)     (38,403)
                                                ---------    ---------    ---------    ---------
  Weather-sensitive volumes                       106,427       95,202      341,077      343,931
Industrial firm sales                              18,830       17,843       42,294       41,909
Industrial interruptible sales                     14,761       12,950       28,559       28,520
                                                ---------    ---------    ---------    ---------
  Total gas sales                                 140,018      125,995      411,930      414,360
Transportation deliveries                          91,866      109,829      204,339      237,660
                                                ---------    ---------    ---------    ---------

Total volumes sold and delivered                  231,884      235,824      616,269      652,020
                                                =========    =========    =========    =========

Utility Operating Revenues - Dollars:
-------------------------------------
Residential and commercial sales                $ 107,406    $  79,995    $ 318,287    $ 258,347
Unbilled revenues                                 (15,645)     (11,687)     (33,984)     (24,336)
                                                ---------    ---------    ---------    ---------
  Weather-sensitive revenues                       91,761       68,308      284,303      234,011
Industrial firm sales                              11,008        8,099       24,666       19,058
Industrial interruptible sales                      7,273        4,861       14,498       10,694
                                                ---------    ---------    ---------    ---------
  Total gas sales                                 110,042       81,268      323,467      263,763
Transportation revenues                             4,299        5,208        8,718       11,193
Other revenues                                       (466)        (548)      (2,248)      (2,516)
                                                ---------    ---------    ---------    ---------

Total utility operating revenues                $ 113,875    $  85,928    $ 329,937    $ 272,440
                                                =========    =========    =========    =========

Cost of gas sold                                $  59,942    $  40,204    $ 185,620    $ 133,713
                                                =========    =========    =========    =========

Total number of customers (end of period)         528,602      508,795      528,602      508,795
                                                =========    =========    =========    =========

Actual degree days                                    796          616        2,686        2,595
                                                =========    =========    =========    =========

20-year average degree days                           670          673        2,497        2,508
                                                =========    =========    =========    =========

          Residential and Commercial
          --------------------------

          NW Natural continues to experience rapid customer growth, with 19,807 customers added since June 30, 2000, for a growth rate of 3.9 percent. In the three years ended Dec. 31, 2000, more than 65,000 customers were added to the system, representing an average annual growth rate of 4.6 percent.

          Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days. Weather conditions in the second quarter of 2001 were 19 percent colder than average and 29 percent colder than in the second quarter of 2000. For the first six months of 2001, weather was 8 percent colder than average and 3.5 percent colder than in the first six months of 2000.

          Volumes of gas sold to residential and commercial customers increased
11.2 million therms, or 12 percent, in the second quarter of 2001 compared to the second quarter of 2000. Related revenues increased $23.5 million, or 34 percent, due to the higher volumes of gas sold and to rate increases averaging 23 percent during 2000. (See Part II, Item 7, "Results of Operations - Regulatory Matters," in the 2000 Form 10-K.) Customer growth in the residential and commercial segments since June 30, 2000 contributed an estimated 3 million therms in sales volumes and $1.4 million in additional margin during the first six months of 2001.

          NW Natural believes the recent reductions in its customers' gas consumptions per degree day (see "Earnings and Dividends," above) are caused by the Company's much higher cost of purchased gas, which NW Natural passed through to customers as rate increases last fall, and to efforts throughout the region to conserve energy. NW Natural has filed with the Oregon Public Utility Commission (OPUC) for approval of a new regulatory mechanism that is intended to stabilize margin revenues in the face of variable consumption patterns. If approved, this mechanism would increase margin revenues during periods when residential and commercial customers' consumptions are less than the average assumed in the Company's 1998 general rate case. Conversely, margin revenues would be reduced when consumptions were higher than the average. The mechanism also would allow the Company to be more proactive in encouraging customers' efforts to use energy efficiently in their homes and businesses and to manage their energy bills. The Company's goal is to have such a mechanism in place before the next heating season starts in October, thereby reducing future earnings volatility.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 11 percent lower in the second quarter of 2001 than in the same period of 2000. Margin from these customers decreased from $10.8 million in the second quarter of 2000 to $10.3 million in the second quarter of 2001. The primary factor contributing to this decrease was a $0.5 million decrease in margin from customers who used oil during this period because the cost of oil was lower than the cost of natural gas purchased on the spot market.

          Besides its core market, another developing market for NW Natural is the delivery of natural gas for use in the generation of electricity. A number of generation projects are being developed in the Company's service area in order to help meet the demand for power in the western United States. NW Natural commenced gas deliveries in July 2001 to Clark Public Utility District (Clark
PUD) in Vancouver, Washington, for a one-year term of service. Clark PUD will use the gas to produce up to 50 megawatts of electricity.

          Other revenues include amortizations from regulatory accounts and miscellaneous fees charged to gas sales customers (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K). Other revenues increased $0.1 million during the second quarter of 2001 compared to the second quarter of 2000. Year-to-date, other revenues increased $0.3 million compared to the first six months of 2000. Factors contributing to the increase in the first six months of 2001 were higher amortizations from regulatory accounts covering conservation programs ($2.6 million), partially offset by higher property tax amortizations ($1.7 million) and higher revenues from customer late payment and reconnection fees ($1.1 million).

          Cost of Gas
          -----------

          The cost per therm of gas sold was 34 percent higher during the second quarter of 2001 than in the second quarter of 2000, primarily due to higher prices in the natural gas commodity market. The cost of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, demand cost equalization, regulatory deferrals and company use.

          Results for the three months ended June 30, 2001 include an adjustment reducing the cost of gas and a partially offsetting adjustment reducing interest income (see "Other Income (Expense)," below). These adjustments were based on a clarification of the treatment of gas storage inventory, approved by the OPUC effective June 30, 2001, under NW Natural's Purchased Gas Adjustment (PGA) mechanism in Oregon. Excluding this adjustment ($3.0 million), the cost per therm of gas sold was 41 percent higher during the second quarter of 2001 than in the second quarter of 2000 and was 40 percent higher year-to-date. Of the total adjustment to the cost of gas, $1.6 million applied to deferrals in the first and second quarters of 2001 and $1.4 million applied to a prior period from Dec. 1, 1999 through Dec. 31, 2000. Under an agreement between the Company and the OPUC staff, the methodology applied in this adjustment to cost of gas will continue to be applied in the future.

          NW Natural offset some of the impact of its higher gas costs during the second quarter of 2001 through an active natural gas commodity hedge program conducted under the terms of the Company's Derivatives Policy (see Item 1, Note 3., "Notes to Consolidated Financial Statements," above). NW Natural recorded net gains from commodity swap and call option contracts of $13.4 million in the second quarter of 2001, compared to net gains of $4.1 million in the second quarter of 2000. Year-to-date, NW Natural recorded net gains of $86.9 million, compared to net gains of $3.2 million during the first six months of 2000. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas. The cost of gas sold also was reduced by off-system gas sales of $1.2 million and $1.4 million for the first six months of 2001 and 2000, respectively. Under an agreement with the OPUC, revenues from these sales are treated as a reduction of gas costs.

          NW Natural has a PGA tariff in Oregon under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections. The remaining 67 percent of the higher or lower gas costs is recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. NW Natural deferred $2.3 million of higher gas costs during the second quarter of 2001 and $6.2 million year-to-date, and expects to recover these amounts from customers during the next two years. The combined impact of NW Natural's higher gas costs and its partially offsetting off-system gas sales under the PGA sharing mechanism during the second quarter of 2001 was that the Company absorbed $0.7 million of its higher gas costs, reducing earnings by about 2 cents a share.

     Non-utility Operations
     ----------------------

          At June 30, 2001 and 2000, the Company had one active subsidiary, Financial Corporation, a wholly-owned subsidiary. One discontinued segment, Canor, a majority-owned subsidiary, was sold in January 2000 (see "Discontinued Segment," below).

          Financial Corporation
          ---------------------

          Financial Corporation's operating results for the three months ended June 30, 2001 were net income of $0.2 million, equivalent to 1 cent a share, compared to a loss of $0.4 million, or 2 cents a share, for the second quarter of 2000. Year-to-date, operating results were net income of $0.3 million, compared to a loss of $0.2 million for the comparable period in 2000. Results were weaker for the six months ended June 30, 2000 due to adjustments totaling $0.6 million to Financial Corporation's deferred income tax accounts recorded in the second quarter of 2000. Financial Corporation's net assets at June 30, 2001 were $7.6 million, compared to $7.0 million at June 30, 2000.

          Discontinued Segment
          --------------------

          During the first quarter of 2000, the Company sold its interest in Canor at a gain of $2.5 million, equivalent to 10 cents a share (see Item 1, Note 8., "Notes to Consolidated Financial Statements," above, and Part II, Item 7., "Results of Operations - Discontinued Segment," in the 2000 Form 10-K).

          Gas Storage Services
          --------------------

          The Company realized net income after-tax of $0.4 million, or 1 cent a share, in the three months ended June 30, 2001 and $1.1 million, or 4 cents a share, year-to-date, from gas storage services to customers using storage capacity not required from time to time for utility services. Gas storage net income for the three and six months ended June 30, 2000 was negligible.

     Operating Expenses
     ------------------

          Operations and Maintenance
          --------------------------

          Operations and maintenance expenses increased $2.4 million, or 13 percent, and $4.5 million, or 12 percent, in the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. Key factors that contributed to the increases in the current year periods were higher employees' health and life insurance benefit costs, higher uncollectible accounts expense, higher payroll costs due to wage and salary increases and increases in weatherization program costs.

          Taxes Other than Income Taxes
          -----------------------------

          Taxes other than income taxes increased $1.6 million, or 11 percent, in the first six months of 2001 compared to the first half of 2000. Franchise tax expense increased $0.9 million due to higher utility operating revenues and property taxes increased $0.4 million due to utility plant additions. Also, regulatory fees and payroll tax expenses increased slightly.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense increased $1.2 million, or 5 percent, compared to the first six months of 2000. The increase was primarily due to a 5 percent increase in utility plant in service. Depreciation, depletion and amortization expense was approximately 2 percent of average plant and property for the six months ended June 30, 2001 and 2000.

     Other Income (Expense)
     ----------------------

          The Company's other income (expense) decreased $1.4 million and $1.5 million in the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The decreases in both periods were primarily due to lower interest income on deferred regulatory account balances, miscellaneous non-operating income and investment income from Company-owned life insurance policies, offset by higher net rental income. During the three months ended June 30, 2001, an adjustment relating to the treatment of gas storage inventory under NW Natural's PGA mechanism reduced interest income by $0.4 million (see "Cost of Gas," above).

     Interest Charges - net
     ----------------------

          The Company's net interest expense decreased by $0.3 million, or 2 percent, in the six months ended June 30, 2001 compared to the same period in 2000 due to lower average balances of short term debt and lower average interest rates.

     Income Taxes
     ------------

          The effective corporate income tax rates from continuing operations for the three months ended June 30, 2001 and 2000, were 32.9 percent and 24.4 percent, respectively. The difference in tax rates between the respective quarters was primarily due to a reduction in income tax expense ($0.2 million) at June 30, 2000 as a result of true-up adjustments to the 1999 federal and state income tax returns. Year-to-date, the effective corporate income tax rates from continuing operations was 36.4 percent, compared to 35.9 percent at June 30, 2000.

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

     Cash Flows
     ----------

          Operating Activities
          --------------------

          Continuing operations provided net cash of $82.7 million in the six months ended June 30, 2001, compared to $103.4 million in the first six months of 2000. The 20 percent decrease was due to decreased cash from operations before working capital changes ($6.2 million) and higher working capital requirements ($14.5 million). The decrease in cash from continuing operations before working capital changes was due to a larger increase in deferred income taxes and investment tax credits in 2001 ($4.1 million), lower income from continuing operations ($0.9 million) and smaller reductions in deferred gas cost receivable ($1.7 million) and earnings of equity investments ($0.4 million) in 2001, partially offset by an increase in depreciation, depletion and amortization in 2001 ($1.2 million). The increase in working capital requirements was primarily due to a larger reduction in accounts payable ($46.6 million), partially offset by larger reductions in accounts receivable ($11.4 million), accrued unbilled revenues ($10.9 million) and inventories of gas, materials and supplies ($9.8 million).

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for utility construction in the first six months of 2001 totaled $35.8 million, down $2.2 million from the first six months of 2000.

          NW Natural's construction expenditures for 2001 were initially estimated at $75 million. In April 2001, however, the Company accelerated plans for an additional $10 million investment in storage facilities, increasing the projected total construction budget for 2001 to $85 million. Over the five-year period 2001 through 2005, these expenditures are estimated at between $450 million and $500 million. The level of capital expenditures over the next five years reflects projected high customer growth plus a major system reinforcement project and the development of additional underground gas storage facilities. An estimated 60 percent of the required funds is expected to be internally generated over the five-year period, with the remainder funded through a combination of long-term debt and equity securities, with short-term debt providing liquidity and bridge financing.

          Investments in non-utility property during the first six months of 2001 were negligible. The $0.6 million investment in non-utility property in the first six months of 2000 consisted of final costs for the construction of the new headquarters building for the Port of Portland (see Item 1, Note 7, "Notes to Consolidated Financial Statements," above). The discontinued segment provided net cash of $34.8 million in the first quarter of 2000 from sale of the Company's interest in Canor.

          Financing Activities
          --------------------

          Cash used for financing activities in the first six months of 2001 totaled $41.2 million, a decrease of $58.7 million from the first six months of 2000. Proceeds from the sales of $18 million of Medium-Term Notes, Series B, in June 2001, together with internally generated cash, were used to reduce short-term debt ($38.3 million). Internally generated cash, including proceeds from the sale of Canor ($34.8 million), was used to reduce short-term debt ($83.8 million) in the first six months of 2000.

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program which has been extended through May 2002. The purchases are made in the open market or through privately negotiated transactions. The Company used $5.8 million for the repurchase of 246,700 shares under the program in the first six months of 2001. The Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million from the program's inception through June 30, 2001.

     Commercial Paper
     ----------------

          The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. The commercial paper is supported by bank lines of credit (see "Lines of Credit," below). Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K). NW Natural had $18.0 million of commercial paper notes outstanding at June 30, 2001, compared to $10.3 million and $56.3 million at June 30 and Dec. 31, 2000, respectively. Financial Corporation had no commercial paper notes outstanding at Dec. 31, 2000, or June 30, 2001 or 2000.

     Lines of Credit
     ---------------

          NW Natural has available through Sept. 30, 2001 committed lines of credit with four commercial banks totaling $120 million which are used as backup lines for the commercial paper program. In addition, Financial Corporation has available through Sept. 30, 2001 committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

          Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Dec. 31, 2000, or June 30, 2001 or 2000.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

          For the 6 months and 12 months ended June 30, 2001, and the 12 months ended Dec. 31, 2000, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.77, 3.05 and 3.14, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

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

                           PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NW Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 24, 2001. At the meeting, one Class I director-nominee was elected to a two-year term and four Class II director-nominees were elected to three-year terms, as follows:

                                Term      Share Votes      Share Votes
     Director-nominee         Expiring       For            Withheld
     ------------------------------------------------------------------

     Richard L. Woolworth       2003      21,573,535         395,214

     Tod R. Hamachek            2004      21,579,293         389,456

     Wayne D. Kuni              2004      21,562,407         406,342

     Melody C. Teppola          2004      21,584,761         383,988

     Russell F. Tromley         2004      21,589,296         379,453

          The other seven directors whose terms of office as directors continued after the Annual Meeting are: Mary Arnstad, Thomas E. Dewey, Jr., Randall C. Pape, Richard G. Reiten, Robert L. Ridgley, Dwight A. Sangrey and Benjamin R. Whiteley. In accordance with the Company's Bylaws, Richard B. Keller retired as a director at the conclusion of the meeting following 18 years of distinguished service.

          The shareholders approved the Company's Long-Term Incentive Plan by the following vote: 19,252,474 shares voted for; 2,195,521 shares voted against; and 520,453 shares abstained from voting.

          The shareholders also elected PricewaterhouseCoopers LLP, certified public accountants, as NW Natural's independent auditors for the year 2001 by the following vote: 21,716,631 shares for; 99,495 against; and 152,623 abstained.

          There were no broker non-votes on either the election of directors or auditors at the 2001 annual meeting. There were 301 shares that were broker non-votes with respect to the approval of the Company's Long-Term Incentive Plan.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10(a) -  Form of amended and restated executive change in control severance agreement as entered into between the Company and each executive officer

     Exhibit 10(b) -  Restricted stock retention agreement, dated August 1,
                      2001, as entered into between the Company and an executive officer

     Exhibit 10(c) -  Long-Term Incentive Plan as amended and restated
                      July 26, 2001

     Exhibit 11  -    Statement re: Computation of Per Share Earnings

     Exhibit 12  -    Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

          On April 5, 2001 and May 24, 2001, the Company filed its Current Reports on Form 8-K relating, respectively, to (a) estimated first quarter 2001 earnings and the potential effect on earnings for the year 2001 of declining customer consumptions, and (b) the appointment of a new president and chief operating officer.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY
                                        (Registrant)


Dated:  August 13, 2001                 /s/ Stephen P. Feltz
                                        --------------------------------------
                                        Stephen P. Feltz
                                        Principal Accounting Officer
                                        Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                  June 30, 2001


                                                                        Exhibit
                                                                         Number
                                                                        -------

Document
--------

Form of amended and restated executive change in control severance
agreement as entered into between the Company and each executive officer   10(a)

Restricted stock retention agreement, dated August 1, 2001, as entered
into between the Company and an executive officer                          10(b)

Long-Term Incentive Plan as amended and restated July 26, 2001             10(c)

Statement re: Computation of Per Share Earnings                            11

Computation of Ratios of Earnings to Fixed Charges                         12