Form 10-Q
period 2001-09-30
NORTHWEST NATURAL GAS CO
filed 2001-11-14
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR
         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from _______ to _______

                            Commission File No. 0-994

                          [GRAPHIC OMITTED] NW NATURAL

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 6, 2001, 25,173,403 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                        September 30, 2001

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                             Page
                                                                          Number


          (1)       Consolidated Statements of Income for the
                    three and nine-month periods ended Sept. 30,
                    2001 and 2000                                              3

          (2)       Consolidated Statements of Earnings Invested
                    in the Business for the nine-month periods
                    ended Sept. 30, 2001 and 2000                              4

          (3)       Consolidated Balance Sheets at Sept. 30, 2001
                    and 2000 and Dec. 31, 2000                                 5

          (4)       Consolidated Statements of Cash Flows for the
                    nine-month periods ended Sept. 30, 2001 and
                    2000                                                       7

          (5)       Consolidated Statements of Capitalization at
                    Sept. 30, 2001 and 2000 and Dec. 31, 2000                  8

          (6)       Notes to Consolidated Financial Statements                 9

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                             16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          26


                           PART II. OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds                           26

Item 5.   Other Information                                                   26

Item 6.   Exhibits and Reports on Form 8-K                                    28

          Signature                                                           28

                  NORTHWEST NATURAL GAS COMPANY
                  PART I. FINANCIAL INFORMATION
              (1) Consolidated Statements of Income
              (Thousands, Except Per Share Amounts)
                           (Unaudited)


                                                                     Three Months Ended            Nine Months Ended
                                                                         Sept. 30,                      Sept. 30,
                                                               -----------------------------      ---------------------

                                                                  2001                2000           2001        2000
                                                                  ----                ----           ----        ----

Operating Revenues:
  Gross operating revenues                                     $ 78,359             $ 61,255      $413,850     $334,040
  Cost of sales                                                  41,292               25,689       230,404      159,500
                                                               --------             --------      --------     --------
        Net operating revenues                                   37,067               35,566       183,446      174,540


Operating Expenses:
  Operations and maintenance                                     18,749               18,770        60,778       56,347
  Taxes other than income taxes                                   6,265                5,305        22,224       19,691
  Depreciation, depletion and amortization                       12,567               12,173        36,982       35,391
                                                               --------             --------      --------     --------
        Total operating expenses                                 37,581               36,248       119,984      111,429
                                                               --------             --------      --------     --------
Income (Loss) from Operations                                      (514)                (682)       63,462       63,111

Other Income                                                        240                1,268           837        3,383
Interest Charges - net                                            8,306                8,399        24,492       24,900
                                                               --------             --------      --------     --------
Income (Loss) Before Income Taxes                                (8,580)              (7,813)       39,807       41,594
Income Tax (Benefit) Expense                                     (3,604)              (2,945)       14,011       14,772
                                                               --------             --------      --------     --------
Net Income (Loss) from Continuing Operations                     (4,976)              (4,868)       25,796       26,822
Discontinued Segment:
  Gain (loss) on sale of discontinued segment - net of tax           --                  (17)           --        2,418
                                                               --------             --------      --------     --------
Net Income (Loss)                                                (4,976)              (4,885)       25,796       29,240
  Redeemable preferred and preference stock
     dividend requirements                                          595                  604         1,807        1,848
                                                               --------             --------      --------     --------
Earnings (Loss) Applicable to Common Stock                     $ (5,571)            $ (5,489)     $ 23,989     $ 27,392
                                                               ========             ========      ========     ========

Average Common Shares Outstanding                                25,133               25,203        25,148       25,175
Basic Earnings (Loss) Per Share of Common Stock:
  From continuing operations                                   $  (0.22)            $  (0.22)     $   0.95     $   0.99
  From gain on sale of discontinued segment                          --                   --            --         0.10
                                                               --------             --------      --------     --------
     Total basic earnings (loss) per share                     $  (0.22)            $  (0.22)     $   0.95     $   1.09
                                                               ========             ========      ========     ========
Diluted Earnings (Loss) Per Share of Common Stock:
  From continuing operations                                   $  (0.22)            $  (0.22)     $   0.95     $   0.99
  From gain on sale of discontinued segment                          --                   --            --         0.09
                                                               --------             --------      --------     --------
     Total diluted earnings (loss) per share                   $  (0.22)            $  (0.22)     $   0.95     $   1.08
                                                               ========             ========      ========     ========

Dividends Per Share of Common Stock                            $   0.31             $   0.31      $   0.93     $   0.93
                                                               ========             ========      ========     ========


                         ------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
        (2) Consolidated Statements of Earnings Invested in the Business
                                   (Thousands)
                                   (Unaudited)



Nine Months Ended Sept. 30,                                      2001                             2000
-----------------------------------------------------------------------------------------------------------------------

Earnings Invested in the Business:
Balance at Beginning of Period                        $ 134,189                           $ 118,711
Net Income                                               25,796           $   25,796         29,240           $ 29,240
Cash Dividends Paid:
   Redeemable preferred and preference stock             (1,816)                             (1,858)
   Common stock                                         (23,377)                            (23,393)
Common Stock Repurchased                                 (2,688)                               (674)
                                                      ----------                          ----------
Balance at End of Period                              $ 132,104                           $ 122,026
                                                      ==========                          ==========

Accumulated Other Comprehensive Income (Loss):
Balance at Beginning of Period                        $      --                           $  (3,181)
Other comprehensive income - net of tax:
   Recognition of foreign currency
     translation adjustment included
     in gain on sale of discontinued segment                 --                   --          3,181              3,181
                                                      ------------------------------      ----------------------------
Comprehensive Income                                                      $   25,796                           $32,421
                                                                          ==========                           =======
Balance at End of Period                              $      --                           $      --
                                                      =========                           =========




                             -----------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets
                                   (Thousands)

                                                  (Unaudited)      (Unaudited)
                                                    Sept. 30,        Sept. 30,        Dec. 31,
                                                      2001             2000             2000
-----------------------------------------------------------------------------------------------
 Assets:
 Plant and Property :
   Utility plant                                  $ 1,455,695      $ 1,387,887      $ 1,406,970
   Less accumulated depreciation                      507,284          467,637          478,138
                                                  -----------      -----------      -----------
        Utility plant - net                           948,411          920,250          928,832
                                                  -----------      -----------      -----------

  Non-utility property                                  8,653            3,572            8,649
  Less accumulated depreciation and depletion           3,523            3,440            3,451
                                                  -----------      -----------      -----------
        Non-utility property - net                      5,130              132            5,198
                                                  -----------      -----------      -----------
        Total plant and property                      953,541          920,382          934,030
                                                  -----------      -----------      -----------

Investments                                            13,978           14,999           14,526

Current Assets:
   Cash and cash equivalents                            8,074            9,472           11,283
   Accounts receivable                                 29,072           20,792           62,620
   Allowance for doubtful accounts                     (1,290)          (1,405)          (1,867)
   Accrued unbilled revenue                            10,152            8,655           45,619
   Inventories of gas, materials and supplies          54,492           49,237           46,883
   Prepayments and other current assets                33,289           25,570           22,834
                                                  -----------      -----------      -----------
        Total current assets                          133,789          112,321          187,372

Regulatory Assets:
   Income tax asset                                    49,515           51,060           49,515
   Deferred gas costs receivable                        8,464           17,610           16,973
   Unrealized loss on non-trading derivatives         119,700               --               --
   Unamortized loss on debt redemption                  7,086            7,556            7,433
   Other                                                5,824           12,431            9,524
                                                  -----------      -----------      -----------
        Total regulatory assets                       190,589           88,657           83,445
                                                  -----------      -----------      -----------

Other Assets:
   Investment in life insurance                        51,281           47,625           49,112
   Other                                               11,885            9,289           10,228
                                                  -----------      -----------      -----------
        Total other assets                             63,166           56,914           59,340
                                                  -----------      -----------      -----------
        Total Assets                              $ 1,355,063      $ 1,193,273      $ 1,278,713
                                                  ===========      ===========      ===========



                             -----------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets
                                   (Thousands)

                                                 (Unaudited)    (Unaudited)
                                                  Sept. 30,      Sept. 30,      Dec. 31,
                                                     2001           2000          2000
-----------------------------------------------------------------------------------------
 Capitalization and Liabilities:
 Capitalization:
   Common stock                                  $  319,022     $  317,179     $  318,120
   Earnings invested in the business                132,104        122,026        134,189
                                                 ----------     ----------     ----------
        Total common stock equity                   451,126        439,205        452,309
   Redeemable preference stock                       25,000         25,000         25,000
   Redeemable preferred stock                         9,000          9,750          9,750
   Long-term debt                                   398,449        376,022        400,790
                                                 ----------     ----------     ----------
        Total capitalization                        883,575        849,977        887,849
                                                 ----------     ----------     ----------
Current Liabilities:
   Notes payable                                     78,862         72,488         56,263
   Accounts payable                                  39,900         39,831        110,698
   Long-term debt due within one year                20,000         30,000         20,000
   Taxes accrued                                      8,113          4,290          8,066
   Interest accrued                                   9,690          8,480          2,696
   Other current and accrued liabilities             24,309         21,740         23,638
                                                 ----------     ----------     ----------
        Total current liabilities                   180,874        176,829        221,361

Regulatory Liabilities                                1,956          1,698          1,720

Other Liabilities:
   Deferred income tax liabilities                  142,485        140,171        141,656
   Non-trading derivative liabilities               119,700             --             --
   Deferred investment tax credits                    9,081          9,905          9,538
   Other                                             17,392         14,693         16,589
                                                 ----------     ----------     ----------
        Total other liabilities                     288,658        164,769        167,783
                                                 ----------     ----------     ----------
Commitments and Contingencies                            --             --             --
                                                 ----------     ----------     ----------
        Total Capitalization and Liabilities     $1,355,063     $1,193,273     $1,278,713
                                                 ==========     ==========     ==========



                             -----------------------
                 See Notes to Consolidated Financial Statements

                         NORTHWEST NATURAL GAS COMPANY
                         PART I. FINANCIAL INFORMATION
                   (4) Consolidated Statements of Cash Flows
                                  (Thousands)
                                  (Unaudited)

Nine Months Ended Sept. 30,                                                                     2001        2000
-----------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income from continuing operations                                                      $ 25,796    $ 26,822
  Adjustments to reconcile net income to cash provided by operations:
    Depreciation, depletion and amortization                                                   36,982      35,391
     Gain on sale of assets                                                                        --        (237)
     Deferred income taxes and investment tax credits                                             372       3,533
     Equity in losses of investments                                                              182          19
     Allowance for funds used during construction                                                (667)       (471)
     Deferred gas costs receivable                                                              8,509       3,340
     Regulatory accounts and other - net                                                        1,260         266
                                                                                             --------    --------

     Cash from continuing operations before working capital changes                            72,434      68,663
    Changes in operating assets and liabilities:
     Accounts receivable - net                                                                 32,971      23,962
     Accrued unbilled revenue                                                                  35,467      22,895
     Inventories of gas, materials and supplies                                                (7,609)    (15,318)
     Accounts payable                                                                         (70,798)    (28,332)
     Accrued interest and taxes                                                                 7,041       3,996
     Other current assets and liabilities                                                      (9,784)    (23,945)
                                                                                             --------    --------
    Cash Provided By Continuing Operating Activities                                           59,722      51,921
                                                                                             --------    --------
Investing Activities:
  Acquisition and construction of utility plant assets                                        (55,822)    (60,141)
  Investment in non-utility property                                                               --      (2,536)
  Proceeds from sale of discontinued segment                                                       --      34,762
  Proceeds from sale of assets                                                                     --      20,087
  Investments                                                                                     362       1,010
                                                                                             --------    --------
    Cash Used In Investing Activities                                                         (55,460)     (6,818)
                                                                                             --------    --------
Financing Activities:
  Common stock issued                                                                           3,665       3,590
  Common stock repurchased                                                                     (5,792)     (1,508)
  Redeemable preferred stock retired                                                             (750)       (814)
  Long-term debt issued                                                                        18,000      50,000
  Long-term debt retired                                                                      (20,000)    (50,000)
  Change in short-term debt                                                                    22,599     (21,661)
  Cash dividend payments:
    Redeemable preferred and preference stock                                                  (1,816)     (1,858)
    Common stock                                                                              (23,377)    (23,393)
                                                                                             --------    --------
    Cash Used in Financing Activities                                                          (7,471)    (45,644)
                                                                                             --------    --------
Decrease In Cash and Cash Equivalents                                                          (3,209)
                                                                                                             (541)
Cash and Cash Equivalents - Beginning of Period                                                11,283      10,013
                                                                                             --------    --------
Cash and Cash Equivalents - End of Period                                                    $  8,074    $  9,472
                                                                                             ========    ========
_________________________________________________________________________________________________________________
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                                 $ 17,582    $ 21,017
    Income Taxes                                                                             $ 25,202    $ 22,552
_________________________________________________________________________________________________________________
Supplemental Disclosure of Non-cash Financing Activities:
  Conversion to common stock:
     7-1/4 % Series of Convertible Debentures                                                $    341         357


                             -----------------------
                 See Notes to Consolidated Financial Statements

                         NORTHWEST NATURAL GAS COMPANY
                         PART I. FINANCIAL INFORMATION
                 (5) Consolidated Statements of Capitalization
                     (Thousands, Except Per Share Amounts)


                                                       (Unaudited)     (Unaudited)
                                                      Sept. 30, 2001  Sept. 30, 2000   Dec. 31, 2000
-------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY:
   Common stock - par value $3-1/6 per share             $ 79,671     $   79,831         $ 79,905
   Premium on common stock                                239,351        237,348          238,215
   Earnings invested in the business                      132,104        122,026          134,189
                                                         --------       --------         --------
             Total common stock equity                    451,126 51%    439,205   52%     452,309  51%
REDEEMABLE PREFERENCE STOCK:
      $6.95 Series, stated value $100 per share            25,000  3%     25,000    3%      25,000   3%
REDEEMABLE PREFERRED STOCK:
      $7.125 Series, stated value $100 per share            9,000  1%      9,750    1%       9,750   1%
LONG-TERM DEBT:
   Medium-Term Notes
      First Mortgage Bonds:
      5.960% Series B due 2000                                 --          5,000               --
      5.980% Series B due 2000                                 --          5,000               --
      6.620% Series B due 2001                                 --         10,000           10,000
      8.050% Series A due 2002                             10,000         10,000           10,000
      6.750% Series B due 2002                             10,000         10,000           10,000
      5.550% Series B due 2002                             20,000         20,000           20,000
      6.400% Series B due 2003                             20,000         20,000           20,000
      6.340% Series B due 2005                              5,000          5,000            5,000
      6.380% Series B due 2005                              5,000          5,000            5,000
      6.450% Series B due 2005                              5,000          5,000            5,000
      6.050% Series B due 2006                              8,000             --               --
      6.800% Series B due 2007                             10,000         10,000           10,000
      6.500% Series B due 2008                              5,000          5,000            5,000
      7.450% Series B due 2010                             25,000             --           25,000
      6.665% Series B due 2011                             10,000             --               --
      8.260% Series B due 2014                             10,000         10,000           10,000
      7.000% Series B due 2017                             40,000         40,000           40,000
      6.600% Series B due 2018                             22,000         22,000           22,000
      8.310% Series B due 2019                             10,000         10,000           10,000
      7.630% Series B due 2019                             20,000         20,000           20,000
      9.050% Series A due 2021                             10,000         10,000           10,000
      7.250% Series B due 2023                             20,000         20,000           20,000
      7.500% Series B due 2023                              4,000          4,000            4,000
      7.520% Series B due 2023                             11,000         11,000           11,000
      7.720% Series B due 2025                             20,000         20,000           20,000
      6.520% Series B due 2025                             10,000         10,000           10,000
      7.050% Series B due 2026                             20,000         20,000           20,000
      7.000% Series B due 2027                             20,000         20,000           20,000
      6.650% Series B due 2027                             20,000         20,000           20,000
      6.650% Series B due 2028                             10,000         10,000           10,000
      7.740% Series B due 2030                             20,000         20,000           20,000
      7.850% Series B due 2030                             10,000         10,000           10,000
      Unsecured:
      8.47% Series A due 2001                                  --         10,000           10,000
   Convertible Debentures
      7-1/4% Series due 2012                                8,449          9,022            8,790
                                                         --------       --------          --------
                                                          418,449        406,022          420,790
   Less long-term debt due within one year                 20,000         30,000           20,000
                                                         --------       --------          --------
             Total long-term debt                         398,449  45%   376,022   44%     400,790   45%
                                                         -------- ---   --------  ---     --------  ---
TOTAL CAPITALIZATION                                     $883,575 100%  $849,977  100%    $887,849  100%
                                                         ======== ===   ========  ===     ========  ===


                            -----------------------
                 See Notes to Consolidated Financial Statements

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

         As referred to herein, the "Company" consists of Northwest Natural Gas Company (NW Natural), a regulated utility, and non-regulated subsidiary businesses, NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary, and Canor Energy, Ltd. (Canor), a majority owned subsidiary that was reclassified as a discontinued segment and sold in the first quarter of 2000.

2.   Revenue Recognition

         NW Natural's utility revenues are derived primarily from the sale and transportation of natural gas. NW Natural recognizes utility revenue from gas sales and transportation when the gas is delivered to customers. Estimated revenues are accrued for gas deliveries not billed to customers from meter reading dates to month end (unbilled revenue) and are reversed in the following month when actual billings occur.

         Revenues from non-utility services, including gas storage services, are recognized upon delivery of the service to customers. Guaranteed minimum obligations for gas storage services are recognized over the term of the contract.

3.   Derivatives Policy

         NW Natural's Derivatives Policy allows the use of selected financial derivative products to support prudent risk management strategies within designated parameters for natural gas commodity prices, for foreign currency exchange rates related to NW Natural's natural gas purchase commitments, for oil or propane commodity prices related to natural gas sales or transportation under rate schedules pegged to commodities other than natural gas, and for interest rates on outstanding long-term debt instruments maturing in less than five years. The objective is to use derivative products to structure "hedge" positions as defined by the policy. Use of derivatives is permitted only after the purchase price, exchange rate, oil or propane index price, and interest rate exposures have been identified, are determined to exceed defined tolerance levels and are considered to be unavoidable because they are necessary or support normal business activities.

         The Derivatives Policy is intended to decrease NW Natural's net exposures to commodity price, exchange rate and interest rate risks (market risks) by using hedging strategies and derivative structures within certain limitations. The policy is intended to prevent speculative risk. NW Natural believes that any increase in market risk created by the use of the derivatives should be offset by the exposures they modify.

4.  New Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill and other intangibles with indefinite lives to be tested for impairment at least annually rather than being amortized as previously required. SFAS No. 142 is effective for fiscal years beginning after Dec. 15, 2001. Implementation of these statements is not expected to have a material impact on the Company's financial position or results of operations upon adoption effective January 1, 2002; the Company is evaluating the impact they may have on its financial condition or results of operations in light of the pending acquisition of Portland General Electric Company (see Note 10, below).

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. The liability for the asset retirement obligation is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently evaluating the impact of this statement upon its financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after Dec. 15, 2001. SFAS No. 144 develops a single accounting model for all long-lived assets disposed of and requires that these assets be measured at the lower of book value or fair value less selling costs. SFAS No. 144 also expands the scope of discontinued operations to include all components of an entity that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. Implementation of this statement is not expected to have a material impact upon the Company's financial position or results of operations.

5.  Adoption of New Accounting Standard

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge accounting. It requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. If the derivative is designated as a fair value hedge, the net changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in current earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI), or in deferred asset accounts for regulated activities, and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current earnings. Some of NW Natural's gas purchase, sales and transportation contracts are derivative instruments as defined under SFAS No. 133. However, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended portions of SFAS No. 133. Among other things, SFAS

No. 138 provides an exception for contracts intended for the normal purchase and normal sale of something other than a financial instrument or derivative instrument, for which physical delivery is probable.

         The Company adopted SFAS No. 133, as amended, on Jan. 1, 2001. NW Natural's primary derivatives hedging activities are being accounted for as cash flow hedges under this statement. Unrealized gains or losses resulting from mark-to-market valuations of the underlying hedge contracts are subject to deferral under NW Natural's tariffs with the Oregon Public Utility Commission
(OPUC) and the Washington Utilities and Transportation Commission (WUTC). Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," contracts representing unrealized gain or loss positions are reported as derivative assets or liabilities and are offset by a corresponding deferred account included under "Regulatory Assets" or "Regulatory Liabilities." Due to their regulatory deferral treatment, effective portions of changes in the fair value of these derivatives are not recorded in OCI, but are deferred as a regulatory asset or liability. Ineffective portions of changes in the fair value are recognized in earnings. Effectiveness is measured by comparing changes in cash flows of the hedged item to gains or losses on derivative instruments.

         NW Natural formally documents all relationships between hedging contracts and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging contract and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be measured. Both at the inception of the hedge and on an ongoing basis, NW Natural measures effectiveness of the derivatives used in hedging transactions.

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

         The adoption of SFAS No. 133 effective Jan. 1, 2001, resulted in the Company recording a one-time transition adjustment by debiting a derivative asset account and crediting an offsetting regulatory asset account on the balance sheet for approximately $165 million. This transition adjustment represented the initial recognition of the fair values of hedge derivatives outstanding on the adoption date.

         At Sept. 30, 2001, NW Natural had two types of natural gas commodity cash flow hedges open: a series of 18 natural gas price swap agreements and five call option agreements. NW Natural realized net losses from commodity swap and call option contracts of $8.7 million in the third quarter of 2001, compared to net gains of $7.3 million in the third quarter of 2000. The net decrease in the fair value of these hedge derivatives for the nine months ended Sept. 30, 2001 was $284.7 million, including net gains of $78.2 million realized as reductions to the cost of gas upon settlement of certain cash flow hedges, compared to net gains of $10.5 million during the first nine months of 2000. During the nine months ended Sept. 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that were designated and qualify as cash flow hedges was negligible. All remaining outstanding derivative instruments in these categories at Sept. 30, 2001 were determined to be 100 percent effective (see
Part I, Item 2., "Results of Operations - Cost of Gas," below).

         The estimated fair values of derivative hedge instruments outstanding at Jan. 1 and Sept. 30, 2001 are presented below:

                                                                        Jan. 1,      Sept. 30,
                                                                        --------     ---------
                                                                          2001          2001
                                                                        --------     ---------
Unrealized fair market value gain (loss) ($000)
       Fixed-price natural gas commodity price swaps                   $ 122,588     $(119,632)
       Fixed-price natural gas call options                               41,980             9
       Foreign currency forward contracts                                    405           (77)
                                                                       ---------     ----------

Total unrealized gain (loss) on non-trading derivative instruments     $ 164,973     $(119,700)
                                                                       =========     ==========

         The fair value of fixed-price contracts as of Sept. 30, 2001 was estimated based on market prices for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, where applicable, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. As of Sept. 30, 2001, a total of 11 natural gas price swap contracts and two natural gas call option contracts have periods that extend beyond Sept. 30, 2002, but none extends longer than Sept. 30, 2003.

         NW Natural did not have any hedge contracts outstanding at Sept. 30, 2001, relating to interest rates or to oil or propane prices.

         NW Natural recorded a $0.1 million loss for the first nine months of 2001, representing the change in value of an embedded derivative relating to a contract for an equipment financing program under which NW Natural guarantees a minimum level of return for the lender.

6.  Segment Reporting

         The Company principally operates in a business segment consisting of the distribution of natural gas ("Utility"). Another segment, which was immaterial prior to Jan. 1, 2001, represents natural gas storage services provided to upstream customers using storage capacity not required from time to time for service to utility customers ("Gas Storage"). The remaining segment primarily consists of non-regulated investments in alternative energy projects in California, oil and gas exploration properties which were sold in 2000 and a Boeing 737-300 aircraft leased to Continental Airlines ("Other").

         The following table presents information about the reportable segments for the three and nine months ended Sept. 30, 2001 and 2000. Inter-segment transactions are insignificant.


                                        Three Months Ended Sept. 30,                          Nine Months Ended Sept. 30,
                                -------------------------------------------     -----------------------------------------------
Thousands                       Utility     Gas Storage   Other     Total          Utility    Gas Storage    Other        Total
---------------------------------------------------------------------------     -----------------------------------------------
2001
----
Net operating revenues         $   36,351     $   662    $   54   $  37,067       $  180,671    $ 2,654    $   121     $  183,446
Depreciation, depletion
  and amortization                 12,543          24        --      12,567           36,910         72         --         36,982
Other operating expenses           24,891         130        (7)     25,014           82,863        216        (77)        83,002
Income (loss) from operations      (1,083)        508        61        (514)          60,898      2,366        198         63,462
Income (loss) from financial
  investments                          --          --        51          51               --         --       (182)          (182)
Net income (loss) from
  continuing operations            (5,537)        280       281      (4,976)          23,762       1,365       669         25,796
Total assets                    1,330,137       4,847    20,079   1,355,063        1,330,137       4,847    20,079      1,355,063
2000
----
Net operating revenues         $   35,434     $    68   $    64   $  35,566       $  174,161    $    140   $   239     $  174,540
Depreciation, depletion
  and amortization                 12,268          --       (95)     12,173           35,391          --        --         35,391
Other operating expenses           24,028          14        33      24,075           75,983          64        (9)        76,038
Income (loss) from operations        (862)         54       126        (682)          62,787          76       248         63,111
Income (loss) from financial
  investments                          --          --        92          92               --          --       (19)           (19)
Net income (loss) from
  continuing operations            (5,128)         24       236      (4,868)          26,660          46       116         26,822
Gain (loss) on sale of
  discontinued segment                 --          --       (17)        (17)              --          --     2,418          2,418
Total assets                    1,172,879          --    20,394    1,193,273       1,172,879          --    20,394      1,193,273


7.   Discontinued Segment

         In January 2000, the Company sold its interest in Canor, an Alberta, Canada corporation that had been engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. The Company realized an after-tax gain from the sale of Canor of $2.4 million, net of Canadian tax on dividends ($0.6 million) and U.S. income tax ($2.8 million) (see
Part II, Item 8., Note 2, "Canor Energy, Ltd.," in the 2000 Form 10-K).

         Proceeds from the sale of Canor are reflected in the Consolidated Statement of Cash Flows for 2000 (Investing Activities) as proceeds from sale of discontinued segment.

8.   Lines of Credit

         Effective Oct. 1, 2001, NW Natural has available through Sept. 30, 2002, committed lines of credit with four commercial banks totaling $150 million which are used as backup lines for NW Natural's commercial paper program. In addition, Financial Corporation has available through Sept. 30, 2002, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

9.   Contingencies

         Environmental Matters
         ---------------------

         NW Natural owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Linnton site). NW Natural previously owned property adjacent to the Linnton site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). The Linnton site and the Wacker site have been under investigation by NW Natural under program oversight by the Oregon Department of Environmental Quality (ODEQ). In 1998, the ODEQ and the U.S. Environmental Protection Agency
(EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Linnton site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site. See Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K.

                  The Company has accrued all material loss contingencies which it believes to be probable of assertion, including those relating to the Linnton site, the Wacker site and the Portland Harbor Superfund site. However, due to the preliminary nature of these environmental investigations, the range of any additional possible loss cannot be currently estimated. NW Natural expects that its costs of investigation and any remediation for which it may be responsible with respect to the Linnton site, the Wacker site and the Portland Harbor Superfund site should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

         Litigation
         ----------

         NW Natural is party to a lawsuit, Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370), involving claims by a commercial customer. In 1999, the Oregon Supreme Court ruled in NW Natural's favor on the larger of the two claims in the case, and the Oregon Court of Appeals ruled in NW Natural's favor on the smaller (contract) claims. The Oregon Supreme Court initially declined to review the Court of Appeals' decision on the contract claims, including a verdict against NW Natural in the amount of $2.0 million plus interest. On reconsideration, however, in December 2000 the Supreme Court agreed to review the Court of Appeals' decision on the contract claims and is expected to issue an opinion in 2001. See Part I, Item 3., "Legal Proceedings," in the 2000 Form 10-K.

10.      Subsequent Events

         On Oct. 5, 2001, NW Natural and Enron Corp., an Oregon corporation (Enron), entered into a Stock Purchase Agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly-owned subsidiary of NW Natural formed to serve as a holding company (Holding Company), of all of the issued and outstanding common stock of Portland General Electric Company, an Oregon corporation and wholly-owned subsidiary of Enron (PGE). The transaction is expected to close in the fourth quarter of 2002, following the receipt of required regulatory approvals as well as the approval of NW Natural's shareholders.

         To facilitate this transaction, NW Natural, Holding Company and a wholly-owned subsidiary of Holding Company have entered into an Agreement and Plan of Merger and Reorganization (the Plan of Merger) whereby NW Natural will become a subsidiary of Holding Company. Following the establishment of the holding company structure, Holding Company will acquire the PGE Shares, and, as a result, will own two operating utilities - PGE and NW Natural. Pursuant to the Plan of Merger, each outstanding share of common stock of NW Natural will be converted into one share of common stock of Holding Company. NW Natural's outstanding shares of preferred stock and preference stock will remain outstanding. Holding Company will have two classes of common equity - common stock and Class B common stock. Each class of common equity will have identical rights in all respects except that the Class B common stock is non-voting. Each share of Class B common stock will be convertible at any time into one share of common stock except that the conversion cannot result in any holder of such converted stock beneficially owning 5 percent or more of the outstanding shares of common stock.

         Under the terms of the Stock Purchase Agreement, Enron will sell PGE to Holding Company for $1.8 billion, comprised of $1.55 billion in cash and $250 million of equity securities to be issued to Enron ($50 million in the form of common stock and Class B common stock of Holding Company and $200 million in the form of FELINE PRIDES(SM) of Holding Company). In addition, a $75 million payment obligation from Enron to PGE, remaining from Enron's purchase of PGE in 1996, will be cancelled. PGE will retain its approximately $1.1 billion in existing debt and preferred stock.

         The cash portion of the purchase price will be raised through loans to Holding Company from commercial banks and institutional lenders arranged, pursuant to a written financing commitment (the Financing Commitment), by Merrill Lynch and Credit Suisse First Boston. The Stock Purchase Agreement provides that, if the closing has not occurred by Dec. 8, 2002, NW Natural and Holding Company have the obligation to use their best efforts to obtain an extension of the Financing Commitment or enter into or extend a new financing commitment which provides for similar financing, and Holding Company shall accept any such extended Financing Commitment or new financing commitment if the funding conditions and other terms are not materially adverse to Holding Company in comparison to the Financing Commitment originally issued.

         The proposed transaction is subject to certain customary closing conditions, including, without limitation, (i) the absence of any injunction, order, law or regulation preventing consummation of the sale of the PGE Shares,
(ii) receipt by Enron, NW Natural and Holding Company of required regulatory approvals, (iii) the approval of NW Natural's shareholders, (iv) the availability of the debt financing described above on the conditions stated in the Stock Purchase Agreement, (v) performance of obligations of Enron and NW Natural pursuant to the Stock Purchase Agreement, and (vi) the accuracy of Enron's and NW Natural's representations and warranties. Required regulatory approvals include the Oregon Public Utility Commission, the Washington Utilities and Transportation Commission, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission and the Securities and Exchange Commission. Holding Company will be exempt from registration under the Public Utility Holding Company Act of 1935, as amended.

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

         The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended Sept. 30, 2001 and 2000.

Earnings and Dividends
----------------------

         The Company incurred a loss of 22 cents a diluted share for each of the quarters ended Sept. 30, 2001 and 2000. The loss applicable to common stock was $5.6 million in the third quarter of 2001 and $5.5 million in the third quarter of 2000. A third quarter loss is customary for NW Natural, reflecting low summertime use of natural gas.

         NW Natural lost 24 cents a diluted share from gas utility operations in the third quarter of 2001, compared to a loss of 23 cents a share in the same period in 2000. Operating margin from gas utility operations was $0.9 million, or 3 percent, higher in the third quarter of 2001, but this improvement was more than offset by higher utility operating expenses. Non-utility operating results for the third quarter of 2001 were earnings of 2 cents a share compared to earnings of 1 cent a share from these operations in 2000.

         The Company earned $24.0 million, or 95 cents a diluted share, in the nine months ended Sept. 30, 2001, compared to $27.4 million, or $1.08 a diluted share, in the same period in 2000. Year-to-date, NW Natural earned 87 cents a share from utility operations compared to 98 cents a share in the same period in 2000. Weather in the first nine months of the year was 7 percent colder than the 20-year average and 2 percent colder than in 2000. However, reflecting the effect of rate increases in the fall of 2000 to recover higher gas costs, residential and commercial customers' consumptions per heating degree day were about 9 percent lower during the first nine months of 2001 than in the same period of 2000 and, as a result, gas deliveries to these customers were 1 percent lower. Operating expenses in the first nine months of 2001 were up 8 percent over the equivalent period in 2000 due to higher costs for payroll, depreciation, health and pension benefits, franchise taxes and uncollectible accounts.

         Non-utility operating results for the nine months ended Sept. 30, 2001, were earnings of 8 cents a share, including 5 cents a share from gas storage services. Non-utility operating results for the first nine months of 2000 were negligible, but the Company recorded a gain equivalent to 9 cents a diluted share from the sale of a discontinued segment (Canor). See "Non-utility Operations," below.

         Dividends paid on common stock were 31 cents a share for each of the three-month periods ended Sept. 30, 2001 and 2000. In October 2001, the Company's Board of Directors declared a quarterly dividend of 31.5 cents a share on the common stock, payable Nov. 15, 2001, to shareholders of record on Oct. 31, 2001. With this increase, the current indicated annual dividend rate is $1.26 a share.

Results of Operations
---------------------

         Regulatory Developments
         -----------------------

         On Sept. 25, 2001, the Oregon Public Utility Commission (OPUC) approved, effective Oct. 1, 2001, rate increases averaging 21.7 percent for NW Natural's Oregon sales customers. On Sept. 26, 2001, the Washington Utilities and Transportation Commission (WUTC) approved, effective Oct. 1, 2001, rate increases averaging 21.3 percent for NW Natural's Washington sales customers. These rate increases reflect increases in the costs of natural gas commodity purchased under contracts with gas producers. On Sept. 21, 2001, the WUTC approved, effective Oct. 1, 2001, rate increases averaging 2.6 percent for NW Natural's Washington customers representing the remaining portion of a general rate increase authorized in October 2000.

         Even with the commodity-related increases approved in Oregon and Washington, and the general rate increase approved in Washington, NW Natural expects to continue to enjoy a price advantage as compared to electricity provided by the investor-related electric utilities in its service territory.

         Comparison of Gas Operations
         ----------------------------

         The following table summarizes the composition of gas utility volumes and revenues:


Thousands                                                              Three Months Ended                   Nine Months Ended
(Except customers and degree days)                                          Sept. 30,                           Sept. 30,
                                                                 ----------------------------          -----------------------------
                                                                     2001               2000               2001             2000
                                                                 ----------------------------          -----------------------------
Gas Sales and Transportation Volumes - Therms:
Residential and commercial sales                                    54,505             53,886            440,483            436,220
Unbilled volumes                                                      (485)             2,036            (45,386)           (36,367)
                                                                 ---------          ---------          ---------          ---------
   Weather-sensitive volumes                                        54,020             55,922            395,097            399,853
Industrial firm sales                                               17,962             14,632             60,256             56,541
Industrial interruptible sales                                      18,969             14,213             47,528             42,733
                                                                 ---------          ---------          ---------          ---------
   Total gas sales                                                  90,951             84,767            502,881            499,127
Transportation deliveries                                           85,328            102,085            289,667            339,745
                                                                 ---------          ---------          ---------          ---------

Total volumes sold and delivered                                   176,279            186,852            792,548            838,872
                                                                 =========          =========          =========          =========

Utility Operating Revenues - Dollars:
Residential and commercial sales                                 $  50,830          $  42,319          $ 369,117          $ 300,666
Unbilled revenues                                                     (179)             1,412            (34,163)           (22,924)
                                                                 ---------          ---------          ---------          ---------
   Weather-sensitive revenues                                       50,651             43,731            334,954            277,742
Industrial firm sales                                               10,451              6,747             35,117             25,805
Industrial interruptible sales                                       9,347              5,621             23,845             16,315
                                                                                                       ---------          ---------
   Total gas sales                                                  70,449             56,099            393,916            319,862
Transportation revenues                                              5,777              5,039             14,495             16,232
Other revenues                                                         (41)               (26)            (2,289)            (2,542)
                                                                                                       ---------          ---------

Total utility operating revenues                                 $  76,185          $  61,112          $ 406,122          $ 333,552
                                                                 =========          =========          =========          =========

Cost of gas sold                                                 $  39,834          $  25,678          $ 225,451          $ 159,391
                                                                 =========          =========          =========          =========

Total number of customers (end of period)                          527,719            510,219            527,719            510,219
                                                                 =========          =========          =========          =========

Actual degree days                                                      82                107              2,768              2,702
                                                                 =========          =========          =========          =========

20-year average degree days                                             98                 96              2,595              2,604
                                                                 =========          =========          =========          =========



         Residential and Commercial
         --------------------------

         NW Natural continues to experience solid customer growth, with 17,500 customers added since Sept. 30, 2000, for a growth rate of 3.4 percent. In the three years ended Dec. 31, 2000, more than 65,000 customers were added to the system, representing an average annual growth rate of 4.6 percent.

         Typically, 75 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days. Weather conditions in the third quarter of 2001 were 16 percent warmer than average and 23 percent warmer than in the third quarter of 2000. For the first nine months of 2001, weather was 7 percent colder than average and 2 percent colder than in the first nine months of 2000.

         Volumes of gas sold to residential and commercial customers were 1.9 million therms, or 3 percent, lower in the third quarter of 2001 than in the third quarter of 2000. Related revenues increased $6.9 million, or 16 percent, primarily due to rate increases averaging 23 percent during 2000. (See Part II, Item 7, "Results of Operations - Regulatory Matters," in the 2000 Form 10-K.) Customer growth in the residential and commercial segments since Sept. 30, 2000 contributed an estimated $0.8 million in additional margin revenues during the third quarter of 2001.

         NW Natural believes the recent reductions in its customers' gas consumptions per degree day are caused by NW Natural's higher cost of purchased gas, which it passed on to customers as rate increases last fall, and to efforts throughout the region to conserve energy. NW Natural has filed with the OPUC for approval of a new regulatory mechanism that is intended to stabilize margin revenues in the face of variable consumption patterns, thereby reducing future earnings volatility. If approved, this mechanism would increase margin revenues during periods when residential and commercial customers' consumptions are less than the average assumed in the Company's 1998 general rate case. Conversely, margin revenues would be reduced when consumptions are higher than that average. The mechanism also would allow NW Natural to be more proactive in encouraging customers' efforts to use energy efficiently in their homes and businesses and in managing their energy bills. NW Natural expects the OPUC to rule on its filing by the end of 2001.

         Industrial, Transportation and Other Revenues
         ---------------------------------------------

         Total volumes delivered to industrial firm, industrial interruptible, and transportation customers were 7 percent lower in the third quarter of 2001 than in the same period of 2000. Margin from these customers decreased from $10.5 million in the third quarter of 2000 to $10.3 million in the third quarter of 2001. The primary factor contributing to this decrease was a $0.3 million decrease in margin from customers who used oil during this period because the cost of oil was lower than the cost of natural gas purchased on the spot market.

         Besides its core market, another developing market for NW Natural is the delivery of natural gas for use in the generation of electricity. A number of new generation projects are in service or are being developed in NW Natural's service area in order to help meet the demand for power in the western United States. NW Natural commenced gas deliveries in July 2001 to Clark Public Utility District in Vancouver, Washington, for a one-year term of service.

         Other revenues include amortizations from regulatory accounts and miscellaneous fees charged to gas sales customers (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K). Other revenues decreased slightly during the third quarter of 2001 compared to the third quarter of 2000. Year-to-date, other revenues increased $0.3 million compared to the first nine months of 2000.

         Cost of Gas
         -----------

         The cost per therm of gas sold was 45 percent higher during the third quarter of 2001 than in the third quarter of 2000, primarily due to higher prices in the natural gas commodity market. The cost of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, demand cost equalization, regulatory deferrals and company use.

         Results for the nine months ended Sept. 30, 2001 include an adjustment reducing the cost of gas and a partially offsetting adjustment reducing interest income (see "Other Income (Expense)," below). These adjustments were based on a clarification of the treatment of gas storage inventory, approved by the OPUC effective June 30, 2001, under NW Natural's Purchased Gas Adjustment (PGA) mechanism in Oregon. Excluding this year-to-date adjustment ($1.4 million), the cost per therm of gas sold was 41 percent higher during the first nine months of 2001, compared to the same period in 2000.

         NW Natural has continued to use an active natural gas commodity hedge program conducted under the terms its Derivatives Policy (see Item 1, Note 3., "Notes to Consolidated Financial Statements," above) to help manage its gas commodity costs. NW Natural realized net losses from commodity swap and call option contracts of $8.7 million in the third quarter of 2001, compared to net gains of $7.3 million in the third quarter of 2000. Year-to-date, NW Natural realized net gains of $78.2 million, compared to net gains of $10.5 million during the first nine months of 2000. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas. The cost of gas sold also was reduced by off-system gas sales of $1.6 million and $1.9 million for the first nine months of 2001 and 2000, respectively. Under an agreement with the OPUC, revenues from these sales are treated as a reduction of gas costs.

         NW Natural has a PGA tariff in Oregon under which its net income from Oregon operations is affected only within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections. The remaining 67 percent of the higher or lower gas costs is recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. NW Natural deferred $7.4 million of higher gas costs during the first nine months of 2001 and expects to recover these amounts from customers during the next two years. The combined impact of NW Natural's higher gas costs and its partially offsetting off-system gas sales under the PGA sharing mechanism reduced year-to-date 2001 earnings by about 1 cent a share.

         Non-utility Operations
         ----------------------

         At Sept. 30, 2001 and 2000, the Company had one active wholly-owned subsidiary, Financial Corporation. One discontinued segment, Canor, a majority-owned subsidiary, was sold in January 2000 (see "Discontinued Segment," below).

         Financial Corporation
         ---------------------

         Financial Corporation's operating results for the three months ended Sept. 30, 2001 were net income of $0.3 million, equivalent to 1 cent a share, compared to income of $0.2 million, or 1 cent a share, for the third quarter of 2000. Year-to-date, operating results were net income of $0.6 million compared to income of $0.1 million for the comparable period in 2000. Nine-month results were weaker last year due to adjustments totaling $0.6 million to Financial Corporation's deferred income tax accounts recorded in the second quarter of 2000. Financial Corporation's net assets at Sept. 30, 2001 were $7.8 million compared to $7.2 million at Sept. 30, 2000.

         Discontinued Segment
         --------------------

         During 2000, the Company sold its interest in Canor at a gain of $2.4 million, equivalent to 9 cents a diluted share (see Item 1, Note 7., "Notes to Consolidated Financial Statements," above, and Part II, Item 7., "Results of Operations - Discontinued Segment," in the 2000 Form 10-K).

         Gas Storage Services
         --------------------

         NW Natural realized net income from gas storage services of $0.3 million, or 1 cent a share, in the three months ended Sept. 30, 2001, and $1.4 million, or 5 cents a share, year-to-date. NW Natural provides gas storage services to customers using storage capacity not required from time to time for utility services. Net income from gas storage services for the three and nine months ended Sept. 30, 2000 was negligible.

         Operating Expenses
         ------------------

               Operations and Maintenance
               --------------------------

               Operations and maintenance expenses increased $4.4 million, or 8 percent, in the nine months ended Sept. 30, 2001, compared to the same period in 2000. Key factors that contributed to the increases in the current year-to-date period were higher costs for employees' health and pension benefits ($1.5 million), higher uncollectible accounts expense ($1.0 million), higher payroll costs due to wage and salary increases ($1.9 million) and increases in weatherization program costs ($0.3 million).

               Taxes Other than Income Taxes
               -----------------------------

               Taxes other than income taxes increased $2.5 million, or 13 percent, in the first nine months of 2001, compared to the same period in 2000. Franchise tax expense increased $1.1 million due to higher utility operating revenues and property taxes increased $1.0 million due to utility plant additions. Regulatory fees and payroll tax expenses also increased slightly.

               Depreciation, Depletion and Amortization
               ----------------------------------------

               The Company's depreciation, depletion and amortization expense in the nine months ended Sept. 30, 2001, increased $1.6 million, or 4 percent, compared to the first nine months of 2000. The increase was primarily due to a 5 percent increase in utility plant in service. Depreciation, depletion and amortization expense was approximately 3 percent of average plant and property for each of the nine month periods ended Sept. 30, 2001 and 2000.

         Other Income (Expense)
         ----------------------

         The Company's other income (expense) decreased $1.0 million and $2.5 million in the three and nine month periods ended Sept. 30, 2001, respectively, compared to the same periods in 2000. The decreases in both periods were primarily due to lower interest income on deferred regulatory account balances and lower miscellaneous non-operating income and investment income from Company-owned life insurance policies. An adjustment in June 2001, relating to the treatment of gas storage inventory under NW Natural's PGA mechanism, reduced interest income for the first nine months of 2001 by $0.4 million (see "Cost of Gas," above).

         Interest Charges - net
         ----------------------

         The Company's net interest expense decreased by $0.4 million, or 2 percent, in the nine months ended Sept. 30, 2001, compared to the same period in 2000, due to lower average balances of short term debt outstanding and lower average interest rates.

         Income Taxes
         ------------

         The effective corporate income tax rates from continuing operations for the three months ended Sept. 30, 2001 and 2000, were 42.0 percent and 37.7 percent, respectively. Year-to-date, the effective corporate income tax rate from continuing operations was 35.2 percent, compared to 35.5 percent for the first nine months of 2000.

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

         Cash Flows
         ----------

               Operating Activities
               --------------------

               Continuing operations provided net cash of $59.7 million in the nine months ended Sept. 30, 2001, compared to $51.9 million in the first nine months of 2000. The 15 percent increase was due to increased cash from operations before working capital changes ($3.8 million) and lower working capital requirements ($4.0 million). The increase in cash from continuing operations before working capital changes was due to a larger decrease in deferred gas costs ($5.2 million), an increase in depreciation, depletion and amortization in 2001 ($1.6 million) and a larger decrease in regulatory accounts and other ($1.0 million), partially offset by a smaller decrease in deferred investment tax credits and income taxes ($3.2 million) and lower income from continuing operations ($1.0 million). The decrease in working capital requirements was due to a larger decrease in accounts payable ($42.5 million), partially offset by a smaller increase in other current assets and liabilities ($14.1 million) and larger decreases in accrued unbilled revenues ($12.6 million) and accounts receivable ($9.0 million), and a larger increase in accrued interest and taxes ($3.0 million).

               The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K).

               Investing Activities
               --------------------

               Cash requirements for utility construction in the first nine months of 2001 totaled $55.8 million, down $4.3 million from the first nine months of 2000.

               NW Natural's construction expenditures for 2001 were initially estimated at $75 million. In April 2001, however, the Company accelerated plans for an additional $10 million investment in storage facilities, increasing the projected total construction budget for 2001 to $85 million. Over the five-year period 2001 through 2005, these expenditures are estimated at between $450 million and $500 million. The level of capital expenditures over the next five years reflects projected high customer growth, a major system reinforcement project and the development of additional underground gas storage facilities. An estimated 60 percent of the required funds is expected to be internally generated over the five-year period, with the remainder funded through a combination of long-term debt and equity securities, with short-term debt providing liquidity and bridge financing.

               No investments in non-utility property were made during the first nine months of 2001. The $2.5 million investment in non-utility property in the first nine months of 2000 consisted of final costs for the construction of the new headquarters building for the Port of Portland. The discontinued segment provided net cash of $34.8 million in the first quarter of 2000 from sale of the Company's interest in Canor.

               Financing Activities
               --------------------

               Cash used for financing activities in the first nine months of 2001 totaled $7.5 million, a reduction of $38.2 million from the first nine months of 2000. Proceeds from the sales of $18 million of Medium-Term Notes, Series B, in June 2001, together with a $22.6 million increase in short-term borrowings year-to-date, were used to reduce long-term debt ($20 million) and provide cash for investments in utility plant. Internally generated cash, including proceeds from the sale of Canor ($34.8 million), was used to reduce short-term debt ($21.7 million) in the first nine months of 2000. The Company issued $50 million of long-term debt and retired the same amount during the first nine months of 2000.

               In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program which has been extended through May 2002. The purchases are made in the open market or through privately negotiated transactions. The Company used $5.8 million for the repurchase of 246,700 shares under the program in the first nine months of 2001. There were no shares repurchased during the three months ended Sept. 30, 2001, while the Company was negotiating for the purchase of Portland General Electric Company (see "Acquisition of Portland General Electric Company," below). The Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million from the program's inception through Sept. 30, 2001.

         Commercial Paper
         ----------------

         The Company's primary source of short-term funds is commercial paper. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. The commercial paper is supported by bank lines of credit (see "Lines of Credit," below). Financial Corporation's commercial paper is supported by the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 2000 Form 10-K). NW Natural had $78.9 million of commercial paper notes outstanding at Sept. 30, 2001, compared to $72.5 million and $56.3 million at Sept. 30 and Dec. 31, 2000, respectively. Financial Corporation had no commercial paper notes outstanding at Dec. 31, 2000, or Sept. 30, 2001 or 2000.

         Lines of Credit
         ---------------

         NW Natural has available through Sept. 30, 2002, committed lines of credit with four commercial banks totaling $150 million which are used as backup lines for the commercial paper program. In addition, Financial Corporation has available through Sept. 30, 2002, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

         Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Dec. 31, 2000, or Sept. 30, 2001 or 2000.

         Ratios of Earnings to Fixed Charges
         -----------------------------------

         For the nine months and 12 months ended Sept. 30, 2001, and the 12 months ended Dec. 31, 2000, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.51, 3.04 and 3.14, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

         New Accounting Standards
         ------------------------

         In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In August 2001 the FASB adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." In October 2001 the FASB adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Item 1, Note 4., "Notes to Consolidated Financial Statements," above. SFAS Nos. 141, 142 and 144 will be effective for the Company for fiscal years beginning after Dec. 15, 2001, and SFAS No. 143 will be effective for the Company for fiscal years beginning after June 15, 2002. The Company is evaluating the impact SFAS Nos. 141, 142 and 143 may have on its financial position in light of its proposed acquisition of Portland General Electric Company (see "Acquisition of Portland General Electric Company," below). Implementation of SFAS No. 144 is not expected to have a material impact on the Company's financial position.

         Acquisition of Portland General Electric Company
         ------------------------------------------------

         On Oct. 5, 2001, the Company and Enron Corp., an Oregon corporation (Enron), entered into a Stock Purchase Agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly-owned subsidiary of the Company (now named Northwest Energy Corporation, but which will be finally named at a later date) formed to serve as a holding company (Holding Company), of all of the issued and outstanding common stock (the PGE Shares) of Portland General Electric Company, an Oregon corporation and wholly-owned subsidiary of Enron
(PGE). The transaction is expected to close in the fourth quarter of 2002, following the receipt of required regulatory approvals as well as the approval of the Company's shareholders.

         To facilitate this transaction, NW Natural, Holding Company and a wholly-owned subsidiary of Holding Company have entered into an Agreement and Plan of Merger and Reorganization (the Plan of Merger) whereby NW Natural will become a subsidiary of Holding Company. Following the establishment of the holding company structure, Holding Company will acquire the PGE Shares, and, as a result, will own two operating utilities - PGE and NW Natural. Pursuant to the Plan of Merger, each outstanding share of common stock of NW Natural will be converted into one share of common stock of Holding Company. NW Natural's outstanding shares of preferred stock and preference stock will remain outstanding. Holding Company will have two classes of common equity - common stock and Class B common stock. Each class of common equity will have identical rights in all respects except that the Class B common stock is non-voting. Each share of Class B common stock will be convertible at any time into one share of common stock except that the conversion cannot result in any holder of such converted stock beneficially owning 5 percent or more of the outstanding shares of common stock.

         Under the terms of the Stock Purchase Agreement, Enron will sell PGE to Holding Company for $1.8 billion, comprised of $1.55 billion in cash and $250 million of equity securities to be issued to Enron ($50 million in the form of common stock and Class B common stock of Holding Company and $200 million in the form of FELINE PRIDES(SM) of Holding Company). In addition, a $75 million payment obligation from Enron to PGE, remaining from Enron's purchase of PGE in 1996, will be cancelled. PGE will retain its approximately $1.1 billion in existing debt and preferred stock.

         The cash portion of the purchase price will be raised through loans to Holding Company from commercial banks and institutional lenders arranged, pursuant to a written financing commitment (the Financing Commitment), by Merrill Lynch and Credit Suisse First Boston. The Stock Purchase Agreement provides that, if the closing has not occurred by Dec. 8, 2002, NW Natural and Holding Company have the obligation to use their best efforts to obtain an extension of the Financing Commitment or enter into or extend a new financing commitment which provides for similar financing and Holding Company shall accept any such extended Financing Commitment or new financing commitment if the funding conditions and other terms are not materially adverse to Holding Company in comparison to the Financing Commitment originally issued.

         The proposed transaction is subject to certain customary closing conditions, including, without limitation, (i) the absence of any injunction, order, law or regulation preventing consummation of the sale of the PGE Shares,
(ii) receipt by Enron, NW Natural and Holding Company of required regulatory approvals, (iii) the approval of NW Natural's shareholders, (iv) the availability of the debt financing described above on the conditions stated in the Stock Purchase Agreement, (v) performance of obligations of Enron and NW Natural pursuant to the Stock Purchase Agreement, and (vi) the accuracy of Enron's and NW Natural's representations and warranties. Required regulatory approvals include the Oregon Public Utility Commission, the Washington Utilities and Transportation Commission, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission and the Securities and Exchange Commission. Holding Company will be exempt from registration under the Public Utility Holding Company Act of 1935, as amended.

Forward-Looking Statements
--------------------------

         This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements which are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the OPUC and the WUTC, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) risks and uncertainties relating to delays in obtaining, or adverse conditions contained in, regulatory approvals necessary for the plan of reorganization and acquisition of PGE; (iii) failure to realize the synergies and other benefits expected from the acquisition of PGE; (iv) weather conditions and other natural phenomena; (v) unanticipated population growth or decline, and changes in market demand and demographic patterns; (vi) competition for retail and wholesale customers; (vii) pricing of natural gas relative to other energy sources; (viii) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (ix) unanticipated changes in operating expenses and capital expenditures; (x) capital market conditions; (xi) competition for new energy development opportunities; and (xii) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         See "Item 5, Other Information - Amendment to Rights Agreement," below, for a description of an amendment to the Rights Agreement, dated Feb. 27, 1996 (the Rights Agreement), with Mellon Investor Services LLC, as successor Rights Agent, relating to the Company's common share purchase rights.

Item 5.  OTHER INFORMATION

         Acquisition of Portland General Electric Company
         ------------------------------------------------

         As previously reported, on Oct. 5, 2001, the Company and Enron Corp., an Oregon corporation (Enron), entered into a Stock Purchase Agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly-owned subsidiary of the Company (now named Northwest Energy Corporation, but which will be finally named at a later date) formed to serve as a holding company (Holding Company), of all of the issued and outstanding common stock (the PGE Shares) of PGE. The transaction is expected to close in the fourth quarter of 2002, following the receipt of required regulatory approvals as well as the approval of the Company's shareholders.

         To facilitate this transaction, NW Natural, Holding Company and a wholly-owned subsidiary of Holding Company (Merger Sub) have entered into an Agreement and Plan of Merger and Reorganization (the Plan of Merger) whereby NW Natural will become a subsidiary of Holding Company. Following the establishment of the holding company structure, Holding Company will acquire the PGE Shares, and, as a result, will own two operating utilities - PGE and NW Natural. Pursuant to the Plan of Merger, each outstanding share of common stock of NW Natural will be converted into one share of common stock of Holding Company. NW Natural's outstanding shares of preferred stock and preference stock will remain outstanding. Holding Company will have two classes of common equity - common stock and Class B common stock. Each class of common equity will have identical rights in all respects except that the Class B common stock is non-voting. Each share of Class B common stock will be convertible at any time into one share of common stock except that the conversion cannot result in any holder of such converted stock beneficially owning 5 percent or more of the outstanding shares of common stock.

         Under the terms of the Stock Purchase Agreement, Enron will sell PGE to Holding Company for $1.8 billion, comprised of $1.55 billion in cash and $250 million of equity securities to be issued to Enron ($50 million in the form of common stock and Class B common stock of Holding Company and $200 million in the form of FELINE PRIDES(SM) of Holding Company). In addition, a $75 million payment obligation from Enron to PGE, remaining from Enron's purchase of PGE in 1996, will be cancelled. PGE will retain its approximately $1.1 billion in existing debt and preferred stock.

         The cash portion of the purchase price will be raised through loans to Holding Company from commercial banks and institutional lenders arranged, pursuant to a written financing commitment (the Financing Commitment), by Merrill Lynch and Credit Suisse First Boston. The Stock Purchase Agreement provides that, if the closing has not occurred by Dec. 8, 2002, NW Natural and Holding Company have the obligation to use their best efforts to obtain an extension of the Financing Commitment or enter into or extend a new financing commitment which provides for similar financing, and Holding Company shall accept any such extended Financing Commitment or new financing commitment if the funding conditions and other terms are not materially adverse to Holding Company in comparison to the Financing Commitment originally issued.

         The proposed transaction is subject to certain customary closing conditions, including, without limitation, (i) the absence of any injunction, order, law or regulation preventing consummation of the sale of the PGE Shares,
(ii) receipt by Enron, NW Natural and Holding Company of required regulatory approvals, (iii) the approval of NW Natural's shareholders, (iv) the availability of the debt financing described above on the conditions stated in the Stock Purchase Agreement, (v) performance of obligations of Enron and NW Natural pursuant to the Stock Purchase Agreement, and (vi) the accuracy of Enron's and NW Natural's representations and warranties. Required regulatory approvals include the Oregon Public Utility Commission, the Washington Utilities and Transportation Commission, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission and the Securities and Exchange Commission. Holding Company will be exempt from registration under the Public Utility Holding Company Act of 1935, as amended.

         Amendment to Rights Agreement
         -----------------------------

         The Company also amended the Rights Agreement, which establishes the terms and conditions of the Company's common share purchase rights, to confirm that neither the Plan of Merger nor the agreement of Holding Company in the Stock Purchase Agreement to issue equity securities to Enron and its affiliates will cause the rights to be exercisable. In particular, the amendment provides that, for purposes of the Rights Agreement, neither Holding Company nor Merger Sub will be deemed to be an "Acquiring Person" (as defined in the Rights Agreement) and that no "Shares Acquisition Date" or "Distribution Date" (as both such terms are defined in the Rights Agreement) shall be deemed to have occurred by reason of the execution and delivery of the Plan of Merger. The amendment also provides that for purposes of the Rights Agreement, neither Enron, Enron NW Assets LLC, a Delaware limited liability company, nor any Designated Transferee (as such term is defined in the Stock Purchase Agreement) shall be deemed to be an "Acquiring Person" and that no "Shares Acquisition Date" or "Distribution Date" for purposes of the Rights Agreement shall be deemed to have occurred by reason of the execution and delivery of the Stock Purchase Agreement.

         Interstate Storage Service
         --------------------------

         On Nov. 5, 2001, the Federal Energy Regulatory Commission (FERC) authorized NW Natural to provide interstate gas storage services from its Mist underground gas storage field under cost-based rates, subject to refund upon further review of these rates. The FERC had granted a certificate for the services in May 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 4 - Amendment No. 1, dated as of October 5, 2001, to Rights Agreement, dated as of February 27, 1996, between the Company and Boatmen's Trust Company (Mellon Investor Services LLC, successor)

         Exhibit 10(a) - Form of change in control letter agreement as entered into between the Company and each executive officer

         Exhibit 10(b) - Executive Deferred Compensation Plan, 2001
                         Restatement

         Exhibit 11 -    Statement re: Computation of Per Share Earnings

         Exhibit 12  -   Computation of Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K

              No Current Reports on Form 8-K were filed during the quarter ended Sept. 30, 2001. However, on Oct. 9, 2001, the Company filed its Current Report on Form 8-K relating to its proposed acquisition of Portland General Electric Company.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORTHWEST NATURAL GAS COMPANY
                                  (Registrant)


Dated:  November 14, 2001         /s/ Stephen P. Feltz
                                  -----------------------------
                                  Stephen P. Feltz
                                  Principal Accounting Officer
                                  Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                               September 30, 2001


                                                                         Exhibit
Document                                                                 Number
--------                                                                 ------

Amendment No. 1, dated as of October 5, 2001, to Rights Agreement, dated as of February 27, 1996, between the Company and Boatmen's Trust
Company (Mellon Investor Services LLC, successor)                          4

Form of change in control letter agreement
as entered into between the Company and each executive officer             10(a)

Executive Deferred Compensation Plan, 2001 Restatement                     10(b)

Statement re: Computation of Per Share Earnings                            11

Computation of Ratios of Earnings to Fixed Charges                         12