Form 10-K
period 2001-12-31
NORTHWEST NATURAL GAS CO
filed 2002-03-27
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Check One)
       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
       [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to____________

                          Commission file number 0-994

                       [GRAPHIC OMITTED][GRAPHIC OMITTED]

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

       Registrant's telephone number, including area code: (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $3 1/6 par value,
   and Common Share Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                      Shares outstanding on February 28, 2002
-------------------                      ---------------------------------------
Preference Stock, without par value                                250,000
Preferred Stock, without par value                                  90,000

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

The aggregate market value of the shares of voting stock (common stock) held by non-affiliates of the registrant at February 28, 2002 was: $657,199,300.

Indicate number of shares outstanding of each of registrant's classes of common stock as of February 28, 2002: Common Stock, $3 1/6 par value, and Common Share
Purchase Rights     25,289,590

                       DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, to be filed in connection with the 2002 Annual Meeting of Shareholders, are incorporated by reference in Part III.

                         NORTHWEST NATURAL GAS COMPANY

               Annual Report to Securities and Exchange Commission
                                  on Form 10-K
                                for the year 2001


                                TABLE OF CONTENTS

PART I                                                                                                            Page
------

Item 1.           Business
                      General...................................................................................    3
                      Gas Supply................................................................................    3
                      Regulation and Rates......................................................................    6
                      Competition and Marketing.................................................................    8
                      Acquisition of Portland General Electric Company..........................................   10
                      Environment...............................................................................   13
                      Employees.................................................................................   13

Item 2.           Properties....................................................................................   13

Item 3.           Legal Proceedings.............................................................................   14

Item 4.           Submission of Matters to a Vote of Security Holders...........................................   15

Additional Item
                  Executive Officers of the Registrant..........................................................   15

PART II
-------

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters.....................   16

Item 6.           Selected Financial Data.......................................................................   17

Item 7.           Management's Discussion and Analysis of Results of Operations and
                      Financial Condition.......................................................................   19

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk ...................................   31

Item 8.           Financial Statements and Supplementary Data...................................................   34

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure......................................................................   66

PART III
--------

Items 10. - 13.   Incorporated by Reference to Proxy Statement..................................................   66

PART IV
-------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   66

SIGNATURES        ..............................................................................................   72



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

          NW Natural is principally engaged in the distribution of natural gas. The Oregon Public Utility Commission (OPUC) has allocated to NW Natural as its exclusive service area a major portion of western Oregon, including the Portland metropolitan area, most of the Willamette Valley and the coastal area from Astoria to Coos Bay. NW Natural also holds certificates from the Washington Utilities and Transportation Commission (WUTC) granting it exclusive rights to serve portions of three Washington counties bordering the Columbia River. Gas service is provided in 96 cities, together with neighboring communities, in 15 Oregon counties, and in nine cities, together with neighboring communities, in three Washington counties. The city of Portland is the principal retail and manufacturing center in the Columbia River Basin, and is a major port and nucleus for trade with Pacific Rim nations such as Japan, Taiwan and Korea.

          NW Natural also is engaged in providing natural gas storage services which, prior to Jan. 1, 2001, were immaterial. Gas storage services are provided to interstate customers using storage capacity not required from time to time for utility services. In 2001, the Federal Energy Regulatory Commission (FERC) granted NW Natural a certificate permitting it to provide storage services to customers outside of NW Natural's service area. NW Natural retains 80 percent of the net income before tax from storage services and credits the remaining 20 percent to its utility customers.

          At year-end 2001, NW Natural had 485,207 residential customers, 55,096 commercial customers and 628 industrial customers. Industries served include pulp, paper and other forest products; the manufacture of electronic, electrochemical and electrometallurgical products; the processing of farm and food products; the production of various mineral products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

          The Company operated only one subsidiary during 2001, NNG Financial Corporation (Financial Corporation). Financial Corporation, a wholly-owned subsidiary of the Company incorporated in Oregon, holds financial investments as a limited partner in three solar electric generating plants, four wind power electric generation projects and a hydroelectric project, all located in California, and in two low-income housing projects in Portland. In 2000, Financial Corporation sold its remaining interests in certain gas producing properties in the western United States, and, by year-end 2001, had disposed of its interests in one of the wind power electric generation projects and the hydroelectric project.

          A second wholly-owned subsidiary of the Company, Northwest Energy Corporation (Northwest Energy or Holding Company), also an Oregon corporation, was formed in 2001 to serve as the holding company of NW Natural and Portland General Electric Company (PGE) if the proposed acquisition of PGE is completed. Northwest Energy had no active operations in 2001. See "Acquisition of Portland General Electric Company," below.

Gas Supply -- General
---------------------

          NW Natural meets the needs of its core market (residential, commercial and industrial firm) sales customers through natural gas purchases from a variety of suppliers. NW Natural has a diverse portfolio of short- and long-term firm gas supply contracts which is supplemented, during periods of peak demand, with gas from storage facilities either owned by or contractually committed to NW Natural.

          Natural gas for NW Natural's core market is transported over the interstate pipeline system of Williams Gas Pipeline - West (WGP), also known as Northwest Pipeline Corporation. Most supplies also move over other pipelines upstream of WGP's system in the U.S. and Canada. Rates for service under transportation agreements between NW Natural and the U. S. interstate pipelines are established by the FERC, and by Canadian federal or provincial authorities for the Canadian pipelines over which NW Natural transports gas.

          The largest of the transportation agreements with WGP expires in 2013 and provides for firm transportation capacity of up to 2,148,890 therms(1) per day. This agreement provides access to natural gas supplies in British Columbia and the U.S. Rocky Mountains.

          The Company's second largest transportation agreement with WGP expires in 2011. It provides 1,020,000 therms per day of firm transportation capacity from the point of interconnection of the WGP and PG&E Gas Transmission Northwest (PG&E GT-NW) systems in eastern Oregon to NW Natural's service territory. PG&E GT-NW's pipeline runs from the U.S./Canadian border through northern Idaho, southeastern Washington and central Oregon to the California/Oregon border. NW Natural's total capacity on PG&E GT-NW and two upstream pipelines (Alberta Natural Gas Company and NOVA Corporation of Alberta, now both units of TransCanada PipeLines Limited) matches this amount of WGP capacity northward into Alberta, Canada.

          NW Natural also has an agreement with WGP expiring in 2013, for 351,550 therms per day of firm transportation capacity for the Company's core market. This agreement accesses gas supplies in the U.S. Rocky Mountain region.

          The cost to NW Natural of gas to supply its core market consists of the purchase price paid to suppliers plus charges paid to pipelines to transport such gas to NW Natural's distribution system. While the rates for pipeline transportation and storage services are subject to federal regulation, the purchase price of gas is not. Although pipeline rates have been relatively stable in recent years, natural gas commodity prices have fluctuated dramatically over the past several years. NW Natural mitigated the effect on core market customers of these increased costs, in part, through the use of its underground storage facilities, by entering into long-term supply contracts and gas commodity hedging contracts, and by credits in the form of revenues from off-system sales of commodity and released transportation capacity in periods when core market customers do not fully utilize firm pipeline capacity.

          NW Natural supplies many of its non-core customers (larger industrial interruptible customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers. (See "Gas Supply -- Transportation.")

Gas Supply -- Core Market Basic Supply
--------------------------------------

          NW Natural purchases gas for its core market from a variety of suppliers located in the western United States and Canada. About 80 percent of the annual supply comes from Canada, with almost all of the rest from the U.S. Rocky Mountain region. At Jan. 1, 2002, NW Natural had 16 firm contracts with 9 suppliers with remaining terms of from three months to four years, which provided for a maximum of 3,468,300 therms of firm gas per day during the peak winter season and 1,601,300 therms per day during the remainder of the year. These contracts have a variety of pricing structures and purchase obligations.

          NW Natural's largest core market gas supply contract is an agreement expiring Nov. 1, 2003, with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada. This contract entitles NW Natural to purchase up to 960,000 therms of firm gas per day. The contract contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Westcoast Energy, Inc. pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in

----------
          (1) One therm is equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot.

rate proceedings similar to those conducted in the United States by the FERC. The CanWest contract contains minimum purchase obligations.


          The terms of NW Natural's other principal gas purchase agreements are summarized as follows:

    o     An agreement also expiring Nov. 1, 2003 with BP (formerly Amoco
          Canada Petroleum Company, Ltd.), on terms similar to the CanWest agreement, entitles NW Natural to purchase up to 83,300 therms of firm gas per day. This gas is aggregated from production in the Canadian province of Alberta and the Yukon and Northwest Territories. This contract contains minimum purchase obligations.

    o An agreement expiring Sept. 30, 2003 with Burlington Resources Canada (formerly Poco Petroleums, Ltd.), a Canadian producer, entitles NW Natural to purchase up to 162,000 therms per day during the winter and up to 115,000 therms per day during the remainder of the year of gas produced in Alberta.

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

          During 2001, new short-term (5 month) purchase agreements for firm gas were entered into with six suppliers, which provided for a total of 1,270,000 therms per day during the 2001-2002 heating season. These contracts have a variety of pricing structures and purchase obligations. NW Natural intends to enter into new short-term purchase agreements in 2002 for equivalent volumes of gas with these or other similar suppliers to be available during the 2002-2003 winter season.

          NW Natural also buys gas on the spot market (30 days or less) as needed to meet demand. Some flexibility is provided under the terms of NW Natural's firm supply contracts, permitting the purchase of spot gas in lieu of firm contract volumes and allowing NW Natural to take advantage of favorable pricing on the spot market from time to time.

          NW Natural continues to purchase gas from the Mist gas field in Oregon, located about 60 miles northwest of Portland. The production area is situated near NW Natural's existing underground gas storage facility. The price for this gas is tied to NW Natural's weighted average cost of gas. Current production is approximately 23,000 therms per day from about 18 wells, supplying about 1 percent of NW Natural's total annual purchase requirements. Production from these wells varies as existing wells are depleted and new wells are drilled.

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

          NW Natural also owns and operates an underground gas storage facility at Mist, Oregon. This facility has a maximum daily deliverability of 3.2 million therms and a total seasonal working gas capacity of 105 million therms. NW Natural is engaged in a multi-year, major expansion of the Mist storage facility. The plan for expansion of NW Natural's storage capability includes an extension of its South Mist Pipeline that is scheduled for construction between 2003 and 2005.

          NW Natural also has contracts with an electric generator, three industrial customers, and two gas marketing companies that together provide a total of 102,000 therms per day of year-round capacity, plus 910,000 therms per day of recallable capacity and supply. These contracts have remaining terms ranging from one to nine years.

Gas Supply -- Hedge Program
---------------------------

          NW Natural has an active natural gas commodity-price hedge program which is intended to reduce commodity price risk. Under this program, the Company generally enters into commodity swap and call option agreements during the spring and summer seasons, when natural gas prices may be lower. Gains (losses) from commodity hedges are treated for accounting and rate purposes as reductions (increases) to the cost of gas. The intended effect of this program is to lock in the price for a large portion of NW Natural's gas supply portfolio for the following year, at prevailing market prices at the time the swap and call option agreements are entered into.

Gas Supply -- Transportation
----------------------------

          Since WGP opened its system to the transportation of customer-owned gas in the late 1980s, most of NW Natural's large industrial customers have switched from sales service to transportation service whereby they purchase gas directly from suppliers and ship the gas on the Company's system and those of its pipeline suppliers for a fee. The ability of industrial customers to switch between sales service and transportation service has made it possible for NW Natural to retain some of these customers. Switching between sales and transportation service by these customers has not had a material effect on NW Natural's results of operations (see "Competition and Marketing").

Regulation and Rates
--------------------

          NW Natural is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 2001, 93 percent of NW Natural's gas deliveries and 91 percent of its utility operating revenues were derived from Oregon customers and the balance from Washington customers. The Company is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC).

          NW Natural's most recent general rate increase in Oregon, which was effective Dec. 1, 1999, authorized rates designed to produce a return on common shareholders' equity (ROE) of 10.25 percent. The OPUC approved a revenue increase of $0.2 million per year, or 0.1 percent of Oregon revenues. The most recent general rate increase in Washington, which was effective Nov. 1, 2000, authorized rates designed to produce an ROE of 10.8 percent. The WUTC approved a revenue increase of $3.0 million effective Nov. 1, 2000, and a subsequent revenue increase of $1.3 million effective Oct. 1, 2001. Actual revenues resulting from the OPUC's and the WUTC's general rate orders are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in NW Natural's service area. NW Natural's returns on average common equity from utility operations were 10.6 percent in 2000 and 10.2 percent in 2001. The Company's returns from consolidated operations, including subsidiary results, were 10.8 percent in 2000 and 10.4 percent in 2001.

          In Oregon, NW Natural has a Purchased Gas Adjustment (PGA) tariff under which net income derived from Oregon operations may be affected within defined limits by changes in purchased gas costs. The PGA tariff provides for periodic revisions in rates due to changes in the Company's cost of purchased gas. Costs included in the PGA adjustments are based on NW Natural's gas requirements for the 12-month period ended each June 30. Any resulting rate adjustments, derived from gas prices negotiated for the upcoming gas supply contract year are made effective on Oct. 1. In August 2001, NW Natural filed under its Oregon PGA tariff to increase rates for Oregon customers by an average of 22.4 percent. The OPUC approved a substitute filing increasing rates by an average of 21.7 percent effective Oct. 1, 2001, with the balance of gas cost deferrals to be recovered in future filings.

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

          In Washington, NW Natural is permitted to track increases and decreases in gas commodity costs coincidental with their occurrence, with the result that net income is not directly affected by changes in commodity costs. In August 2001, NW Natural filed under its Washington PGA tariff to increase rates for Washington customers by an average of 19.6 percent. The WUTC approved a substitute filing increasing rates by an average of 18.7 percent effective Oct. 1, 2001.

          In both Oregon and Washington, the PGA permits NW Natural to recover 100 percent of FERC-approved pipeline transportation cost increases.

          In a regulatory proceeding related to the PGA tariff in Oregon, the OPUC formalized a process that tests for "excessive earnings" in connection with gas utilities' annual filings of rate changes due to increases or decreases in gas commodity costs. Under the OPUC's order, issued in 1999, NW Natural retains all of its earnings up to a threshold level equal to its authorized ROE plus 300 basis points. If earnings exceed the threshold, NW Natural shares one-third of the "excess" amount with customers. The OPUC confirmed NW Natural's ability to pass through 100 percent of any changes from year to year in its prudently negotiated gas costs into rates. The excess earnings threshold is subject to adjustment up or down each year depending on movements in interest rates.

          In 2001, NW Natural filed with the OPUC for approval of a new regulatory mechanism that is intended to stabilize margin revenues caused by variable consumption patterns, thereby assuring NW Natural of fixed cost recovery and more predictable earnings. Residential and commercial customers' consumptions per degree day were about 3 percent lower in 2001 than in 2000. NW Natural believes the reduction in its weather-sensitive customers' gas usage per degree day is due to the higher cost of purchased gas which is passed on to customers through rate increases, and to efforts by such customers to conserve energy. If the proposed mechanism is approved, it would increase margin revenues during periods when residential and commercial customers' consumptions are less than the average assumed in the Company's latest general rate case. Conversely, margin revenues would be reduced when consumptions were higher than such average. NW Natural has proposed that this be accomplished through a balancing account that would compare actual usage of residential and commercial customers against their normal usage levels and treat any variations as refunds or collections of revenues. In February 2002, the administrative law judge in this proceeding issued a memorandum to the parties advising them that the OPUC has decided to hold the docket regarding the proposed regulatory mechanism in abeyance, along with a docket involving a similar filing by PGE, pending its review of NW Natural's application to acquire PGE. NW Natural estimates that if customers' gas consumption patterns as experienced in 2001 were to continue for the year 2002 but a margin stabilization mechanism were not approved, margin revenues could be reduced by the equivalent of 24 cents a share of earnings compared to results with such a mechanism in place.

          The OPUC and WUTC have implemented "integrated resource planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 2000, the OPUC acknowledged and accepted NW Natural's submission of its fourth Integrated Resource Plan. In 2001, the WUTC acknowledged and accepted NW Natural's fourth Integrated Resource Plan. Elements of the Plan include an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy. Although the OPUC's order acknowledging an earlier Integrated Resource Plan indicated the order did not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC did indicate that it would give considerable weight in prudency reviews to utility actions that are consistent with acknowledged plans. Elements of NW Natural's fourth Plan demonstrated that the continued development of the Mist underground gas storage facility is the least-cost option for serving customer growth. The OPUC's acceptance of the Plan indicates to the Oregon Energy Facility Siting Council (EFSC) that NW Natural requires the South Mist Pipeline extension to best serve its customers, thereby satisfying the requirement that NW Natural prove the need for the facility in order to obtain the EFSC's approval to build the pipeline extension.

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

          Overall, in 2001 NW Natural maintained its competitive price advantage compared to electricity in both the residential and commercial markets. Throughout 2001, natural gas rates continued to be lower than rates for electricity provided by the investor-owned utilities which serve approximately 75 percent of the homes in NW Natural's Oregon service area. Even with the commodity-related rate increases approved in Oregon and Washington in recent years, NW Natural expects to maintain a price advantage compared to electricity provided by the investor-owned electric utilities in its service territory because much of the electricity sold by these utilities is generated from natural gas. There were fewer residential conversions from heating oil to natural gas in 2001, however, because NW Natural's commodity-related rate increases resulted in a price disadvantage for gas compared to oil during this period.

          The relatively low market saturation of natural gas in residential single-family and attached dwellings in NW Natural's service territory, estimated at 40 to 50 percent, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential and conversion markets. In 2001, 17,120 net residential customers (after subtracting disconnected or terminated services) were added, including 6,210 units of existing residential housing which were converted from oil or electric appliances to natural gas. Of the new heating conversions from other fuels, about 71 percent also converted to gas for water heating. In addition, 412 net commercial customers were connected in 2001. The net total of all new customers added in 2001, including a net reduction of seven industrial sales and transportation customers, was 17,525. This constituted a growth rate of 3.3 percent, or about two times the national average for local gas distribution companies (LDCs) as reported by the American Gas Association.

          Due to weather which was about 2 percent warmer than in 2000, and a decrease in weather-sensitive customer consumption due to rate increases and conservation efforts, natural gas sales volumes to residential and commercial customers in 2001 were about the same as in 2000. Temperatures in NW Natural's service territory in 2001, based on heating degree days, were 3 percent colder than the 20-year average.

          The Pacific Northwest has historically enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydropower facilities. Due to a number of environmental, economic and political limitations on the future use of the hydroelectric infrastructure that has dominated the Pacific Northwest energy supply for decades, a few large gas-fired generation projects are currently in various stages of construction or development to meet the region's future electricity load growth forecasts. These projects present opportunities for NW Natural to serve new loads. The availability of interstate pipeline capacity and gas storage capacity will play significant roles in the future development of generation projects.

          As a result of the deregulation and restructuring of the energy markets during the past decade, the natural gas industry, including producers, interstate pipelines and LDCs, has undergone many changes. These changes, which are continuing, are intended to promote competition where it is economically beneficial to consumers.

          Traditionally, LDCs have sold a "bundled" product which included both the natural gas commodity and delivery to the meter. However, beginning in the late 1980s, large customers sought to achieve savings by procuring their own supplies of natural gas from producers and contracting with pipelines and LDCs for transportation. While NW Natural's ability to obtain competitively-priced gas commodity has enabled it to retain its residential, commercial and many industrial customers as sales customers, further deregulation of gas transportation may bring an unbundled product offering to a greater number of customers, such that an increasing number of suppliers will actively compete for customers' gas commodity business. However, since the final delivery of customer-owned gas will continue to be through regulated distribution systems, no material impact on NW Natural's profitability is anticipated.

          Competition to serve the industrial and large commercial market in the Pacific Northwest has been relatively steady since the early 1990s in terms of numbers and types of competitors. Competitors consist of gas marketers, oil/propane sellers and electric utilities. Wood-based fuels continue to lose market share primarily due to environmental concerns and restrictions.

          The OPUC and WUTC have approved transportation tariffs under which NW Natural may contract with customers to deliver customer-owned gas. Transportation tariffs are available to industrial customers and are priced at the Company's cost of providing transportation service. Generally, the Company is unaffected financially if industrial customers transport customer-owned gas rather than purchasing gas from NW Natural. However, industrial customers may choose different levels or qualities of service, and these choices can positively or negatively affect margin revenue from such customers. Volatile prices in the natural gas commodity markets and limited interstate pipeline capacity have caused some customers to return to higher quality, higher margin service.

          Total industrial throughput, including both sales and transportation of firm and interruptible gas, was 529 million therms in 2001, down 6 percent from 564 million therms in 2000. This decrease was primarily due to a soft regional economy and high energy prices. NW Natural's industrial base consists largely of forest products and high-tech manufacturing firms, both of which are sensitive to economic conditions. In addition, the California energy crisis impacted the Pacific Northwest in 2001, precipitating dramatic price increases for electricity. The Bonneville Power Administration increased its rates to utilities and large wholesale customers by 45 percent and PGE increased its retail rates to industrial customers by more than 50 percent. These electric price increases triggered the closure of several aluminum and forest products mills and resulted in the loss of several thousand jobs and production cutbacks across a broad cross-section of process users of natural gas. Regional retail natural gas prices in excess of $4 per MMBtu also contributed to the consumption decline.

          Industrial firm gas sales and transportation deliveries during 2001 totaled 201 million therms, down 7 percent from 2000. Industrial interruptible gas sales and transportation deliveries during 2001 totaled 328 million therms, down 5 percent from 2000. In 2001, 29 percent of total therms delivered but only 7 percent of total utility operating revenues were from sales and transportation deliveries to industrial interruptible customers.

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

          NW Natural is authorized by the OPUC to make upstream commodity sales and to release portions of its firm interstate pipeline capacity at discounted rates when seasonal demand is low. This authorization allows NW Natural to compete effectively with independent gas marketers. Sixty-seven percent of all positive net revenues (gross revenues less the actual cost of gas or pipeline capacity) generated from these sales and capacity releases ($2.1 million in
2001) have been credited to Oregon core market customer gas costs, with the balance benefiting shareholders.

          NW Natural has completed the latest expansion of the Mist underground gas storage facility. Completed in December 2001, the $10 million project increases the facility's total daily delivery capacity to 317 MMcfd, an increase of 29 percent from the prior year. The newly developed deliverability capacity will be used to serve the needs of NW Natural's core utility customers as well as its interstate storage service customers. As the needs of the core customers grow, the amount of this delivery capacity available for interstate storage services will be reduced.

          In May 2001, the FERC issued an order granting NW Natural's application for a limited jurisdiction blanket certificate to provide FERC jurisdictional firm and interruptible gas storage service and related transportation to and from storage to customers in interstate commerce. FERC conditioned the certificate authorization on the subsequent filing and approval of cost-based recourse rates. On July 18, 2001 NWN filed its proposed cost-based rates and on Oct. 26, 2001, the FERC authorized NW Natural to commence the provision of the interstate storage and related transportation services, subject to refund, pending a final determination on the filing. FERC has approved the rates filed by NW Natural as part of a settlement agreement in that docket. The FERC authorization to provide storage and related transportation services in interstate commerce enables NW Natural to make its underground storage capacity that is excess to its core customer needs available to help address the region's energy challenges. NW Natural has entered into contracts for the FERC jurisdictional storage and related transportation services with five customers.

          In addition to storage services, NW Natural occasionally has the opportunity to optimize the use of its upstream assets through the sale of unused capacity. In 2001, NW Natural realized net income of $2.1 million from the optimization of upstream capacity and from the sale of FERC jurisdictional storage and related transportation services.

          During 2001, NW Natural also used its excess upstream capacity to help alleviate short-term electricity shortages by supplying natural gas for electric generation to three customers at favorable rates, including a public utility district (PUD) in Vancouver, Washington. The PUD, which found itself without adequate energy contracts for the summer of 2001, leased a number of reciprocating engines fueled by natural gas rather than pay premium rates for electricity on the wholesale market. The PUD, which already operates a natural gas turbine, was not able to contract for additional pipeline capacity with its interstate pipeline provider for the additional load. NW Natural provided firm service during peak demand times by transporting natural gas to supply the PUD's reciprocating engines. Contracts for service to the three electric generation customers contributed $4.7 million of margin revenues in 2001, or 11 cents a share, compared to margin revenues from electric generation of $0.1 million in 2000.

Acquisition of Portland General Electric Company
------------------------------------------------

          Stock Purchase Agreement
          ------------------------

          On Oct. 5, 2001, NW Natural and Enron Corp., an Oregon corporation (Enron), entered into an agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly-owned subsidiary of NW Natural formed to serve as a holding company (Holding Company), of all of the issued and outstanding common stock of PGE, an Oregon corporation and wholly-owned subsidiary of Enron.

          To facilitate this transaction, NW Natural, Holding Company and a wholly-owned subsidiary of Holding Company have entered into an Agreement and Plan of Merger and Reorganization (the Plan of Merger) whereby NW Natural would become a subsidiary of Holding Company. Following the establishment of the holding company structure, Holding Company would acquire the PGE common stock and, as a result, would own two operating utilities - PGE and NW Natural. Pursuant to the Plan of Merger, each outstanding share of common stock of NW Natural would be converted into one share of common stock of Holding Company. NW Natural's outstanding shares of preferred stock and preference stock would remain outstanding. Holding Company would have two classes of common equity - common stock and Class B common stock. Each class of common equity would have identical rights in all respects except that the Class B common stock would be non-voting. Each share of Class B common stock would be convertible at any time into one share of common stock except that the conversion cannot result in any holder of such converted stock beneficially owning 5 percent or more of the outstanding shares of common stock.

          The Stock Purchase Agreement provides that Enron will sell PGE to Holding Company for $1.8 billion, comprised of $1.55 billion in cash and $250 million of equity securities to be issued to Enron ($50 million in the form of common stock and Class B common stock of Holding Company and $200 million in the form of FELINE PRIDES(SM) of Holding Company). The cash portion of the purchase price will be raised through loans to Holding Company from commercial banks and institutional lenders arranged, pursuant to a written financing commitment (the Financing Commitment), by Merrill Lynch and Credit Suisse First Boston. A $75 million payment obligation from Enron to PGE, remaining from Enron's purchase of PGE in 1997, would be assumed by Holding Company. PGE would retain its approximately $1.1 billion in existing debt and preferred stock.

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

          Required Approvals and Conditions
          ---------------------------------

          The proposed transaction is subject to certain conditions, including, without limitation, (i) the absence of any injunction, order, law or regulation preventing consummation of the sale of the PGE shares, (ii) receipt by Enron, NW Natural and Holding Company of required regulatory approvals, (iii) the approval of NW Natural's shareholders, (iv) the availability of the debt financing described above on the conditions stated in the Stock Purchase Agreement, (v) the performance of obligations of Enron and NW Natural pursuant to the Stock Purchase Agreement, (vi) the accuracy of Enron's and NW Natural's representations and warranties, and (vii) no event having occurred that has a material adverse effect on PGE.

          Required regulatory approvals include the OPUC, the WUTC, the FERC, the Nuclear Regulatory Commission and the Securities and Exchange Commission. It is contemplated that Holding Company would be exempt from registration under the Public Utility Holding Company Act of 1935, as amended. Applications and filings seeking all such approvals have been made with the appropriate regulatory authorities. On Feb. 13, 2002, the FERC issued its order approving Holding Company's acquisition of PGE. In addition, the applicable waiting period under a federal antitrust law, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. All other regulatory proceedings are pending.

          Enron's Bankruptcy
          ------------------

          On Dec. 2, 2001, Enron, along with certain of its subsidiaries, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. PGE has not filed for reorganization under Chapter 11.

          At this time, it is difficult to assess the impact of Enron's bankruptcy filing on PGE. It is possible that Enron's situation could adversely affect PGE, because, as a subsidiary of Enron, PGE has relationships with Enron that could expose PGE to liability. PGE adopted and participated in certain Enron employee benefit plans, including its 401(k) plan which contained investments in Enron common stock, and was a member of Enron's consolidated tax group for U.S. federal income tax purposes. PGE may have liabilities in connection with such employee plans and is liable for any taxes assessed against the Enron consolidated tax group for the periods it participated as a member of such group. It is possible that PGE could be exposed to additional liabilities from its relationship with Enron.

          If the Company determines that PGE is exposed to liabilities in connection with Enron's bankruptcy that have a material adverse effect on PGE, the Company may choose not to acquire PGE. Furthermore, it is possible that PGE liabilities arising in connection with Enron's bankruptcy could result in Holding Company's inability to satisfy the conditions to obtaining financing for the $1.55 billion cash portion of the purchase price for PGE, which would result in Holding Company's inability to complete the acquisition. At this time, the potential magnitude of any such liabilities has not been determined.

          Notwithstanding Enron's bankruptcy, the Stock Purchase Agreement remains a valid contractual obligation of Enron to sell, and for Holding Company to acquire, the common stock of PGE. However, in the Enron bankruptcy case, Enron must decide to either assume or reject the Stock Purchase Agreement. If Enron elects to reject the Stock Purchase Agreement, Enron could either retain ownership of PGE or sell PGE to another party. Although a rejection of the Stock Purchase Agreement would be treated as a breach of contract and Enron would be liable to the Company for damages resulting from such breach, the Company's claim against Enron would be a pre-bankruptcy general unsecured claim that may have little or no value. If Enron assumes the Stock Purchase Agreement, it would continue to be obligated to perform all of the terms and conditions of the Stock Purchase Agreement. If Enron assumes the Stock Purchase Agreement and then breaches an obligation in the agreement, the Company would have a post-bankruptcy claim against Enron's bankruptcy estate which is referred to as an administrative expense. Administrative expenses would also include Enron's post-bankruptcy expenses of doing business, including the costs of administering the bankruptcy proceedings. In the bankruptcy, claims for administrative expenses rank behind secured claims and ahead of pre-bankruptcy unsecured claims. Enron's determination whether to assume or reject the Stock Purchase Agreement is a business judgment to be made by Enron on the basis of the best interests of the bankruptcy estate and Enron's creditors. Furthermore, the decision is subject to approval by the Bankruptcy Court.

          It is the Company's understanding that Enron sought other purchasers of PGE prior to concluding that the sale to the Company under the terms of the Stock Purchase Agreement represented the most attractive opportunity for Enron to sell PGE. Accordingly, if Enron concludes that it will not retain ownership of PGE, the Company expects that Enron will determine that a sale of PGE to Holding Company is in the best interest of Enron and will seek to complete the proposed transaction. It is not clear whether Enron will be able to successfully reorganize in its bankruptcy proceeding and emerge from Chapter 11 with continuing business operations or be forced to liquidate all of its assets. If Enron can successfully reorganize and continue business operations, it is possible that Enron could elect to reject the Stock Purchase Agreement and retain ownership of PGE.

          The Company cannot predict when the determination to assume or reject the Stock Purchase Agreement will be made or whether Enron will solicit new offers to acquire PGE.

          If Enron elects to assume the Stock Purchase Agreement, the Company would expect the Bankruptcy Court to issue an order providing that the transfer of the PGE common stock to Holding Company will be free and clear of liens and creditor claims. Such an order would probably not, however, protect PGE from any claims that may arise directly against PGE as a result of its relationship with Enron.

          As previously noted, if the Company determines that PGE is exposed to liabilities that have a material adverse effect on PGE or that would result in Holding Company's inability to obtain the financing required for the acquisition, the Company may choose not to acquire PGE. Alternatively, the Company may choose to seek to renegotiate the terms of the Stock Purchase Agreement in light of such liabilities.

          At this time, the Company is seeking to determine the potential magnitude of any liabilities to which PGE may be exposed, to assess whether the closing conditions for the acquisition can be satisfied and to explore with

Enron potential modifications to the terms of the Stock Purchase Agreement which would attempt to address any such liabilities. There can be no assurance as to whether, or upon what terms and conditions, an acquisition of PGE can proceed. The Company will continue to evaluate the impact of Enron's Chapter 11 bankruptcy filing on PGE and on the proposed acquisition of PGE. The ultimate impact of Enron's bankruptcy filing on PGE and on the acquisition cannot be determined at this time and may be materially different from the assessment contained herein. The Company cannot be certain that these events will have no effect on Holding Company or that such effects will not be material. In addition, the Company does not know the extent to which these events will delay or impede the acquisition of PGE.

          Through Dec. 31, 2001, the Company has recorded approximately $9.6 million of costs relating to the PGE acquisition as deferred costs for the purchase of PGE. In the event that the acquisition is terminated, the Company would recognize these costs and any subsequent costs incurred as current expense.

Environment
-----------

          NW Natural owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Linnton site). In recent years, the Linnton site has been under voluntary investigation by NW Natural for environmental contaminants under program oversight by the Oregon Department of Environmental Quality (ODEQ). NW Natural has recorded liabilities totaling $4.0 million for the estimated costs of investigation and interim remediation at the Linnton site, including consultants' fees, ODEQ oversight reimbursement and legal fees, of which $3.0 million had been spent as of Dec. 31, 2001. In 2000, NW Natural recorded a $1.4 million receivable representing an estimate of the costs for investigation and interim remediation at the Linnton site that NW Natural expects to recover from insurance.

          NW Natural previously owned property adjacent to the Linnton site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). In October 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker site. NW Natural has recorded a liability of $0.3 million for its estimated costs of the investigation and initial remediation on the Wacker site.

          In 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Linnton site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site and notified the Company that it is a potentially responsible party. NW Natural recorded a liability of $0.6 million in 2000 and, based on a revised estimate of NW Natural's share at the lower end of a range of probable liability, recorded an additional $0.5 million in 2001 for its estimated share of the costs of the remedial investigation of the Portland Harbor. Available information is insufficient to determine either the total amount of liability for investigation and remediation of the Portland Harbor or the higher end of a range for NW Natural's estimated share of that liability.

          NW Natural expects that its costs of further investigation and any remediation for which it may be responsible with respect to the Linnton site, the Wacker site and the Portland Harbor Superfund site should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

Employees
---------

          At year-end 2001, NW Natural had 1,284 employees, of which 900 were members of the Office and Professional Employees International Union, Local No.
11. These union employees are working under a seven-year Joint Accord covering wages, benefits and working conditions which will expire March 31, 2004.

ITEM 2.   PROPERTIES

          NW Natural's natural gas distribution system consists of approximately 12,060 miles of distribution and transmission mains. In addition, the distribution system includes service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. NW Natural also holds all necessary permits for the crossing of the Willamette River and a number of smaller rivers by its mains.

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

          NW Natural considers all of its properties currently used in its operations, both owned and leased, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs. In order to reduce risks associated with gas leakage in older parts of its system, NW Natural undertook an accelerated pipe replacement program in the 1980s under which it removed or replaced 100 percent of its cast iron main by October 2000. In 2001, NW Natural initiated an accelerated pipe replacement program under which it will reduce the amount of bare steel main in the system.

          NW Natural's Mortgage and Deed of Trust constitutes a first mortgage lien on substantially all of the real property constituting its utility plant.

          NW Natural holds interests in 5,531 net acres of underground natural gas storage and 2,210 net acres of oil and gas leases in Oregon. NW Natural owns depleted gas reservoirs near Mist, Oregon, that are continuing to be developed as underground gas storage facilities. It also holds an option to purchase future storage rights in certain other areas of the Mist gas field. The Company also holds an equity investment in an aircraft leveraged lease.

ITEM 3.  LEGAL PROCEEDINGS

Litigation
----------

          NW Natural was a party to a lawsuit, Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370), involving claims by a commercial customer. In 1995, a jury returned verdicts against NW Natural for $5.1 million on the customer's tort claim or, alternatively, for $1.9 million on its contract claim, along with a verdict in favor of NW Natural for $0.2 million on its own contract claim. In 1999, the Oregon Supreme Court ruled in NW Natural's favor on the customer's tort claim and the Oregon Court of Appeals ruled in NW Natural's favor on its contract claim. The Oregon Supreme Court initially declined to review the Court of Appeals' decision on the contract claim. On reconsideration, however, in December 2000, the Supreme Court agreed to review the Court of Appeals' decision on the contract claim.

          In February 2002, the Supreme Court issued a decision adverse to NW Natural on the customer's contract claim and remanded the case to the circuit court for further proceedings. Based on the Supreme Court's February 2002 decision, NW Natural recorded charges to operating expense and interest expense totaling $2.7 million for the year ended Dec. 31, 2001, equivalent to 6 cents a diluted share, as a reserve against payment of the net judgment, related costs and post-judgment interest. In March 2002, NW Natural entered into a final settlement in the case, resulting in NW Natural's payment to Chase in the amount of $2.65 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended Dec. 31, 2001.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                  Age at
       Name                 December 31, 2001          Positions held during last five years
       ----                 -----------------          -------------------------------------

Richard G. Reiten                   62                 Chairman (2000-  ); Chief Executive Officer (1997-  );
                                                           President (1996-01); Chief Operating Officer (1996).

Mark S. Dodson                      56                 President, Chief Operating Officer and General Counsel
                                                           (2001-   ); Senior Vice President, Public Affairs and
                                                           General Counsel (1998-01); Senior Vice President (1997);
                                                           Partner, Ater Wynne Hewitt Dodson & Skerritt LLP (1981-97).

Michael S. McCoy                    58                 Executive Vice President, Customer and Utility Operations
                                                           (2000-  ); Senior Vice President, Customer and Utility
                                                           Operations (1999-00); Senior Vice President, Customer
                                                           Services (1992-99).

Bruce R. DeBolt                     54                 Senior Vice President, Finance, and Chief Financial Officer
                                                           (1990-  ).

Lea Anne Doolittle                  46                 Vice President, Human Resources (2000-   ); Director of
                                                           Compensation (1993-2000), PacifiCorp.

Stephen P. Feltz                    46                 Treasurer and Controller (1999-  ); Assistant Treasurer
                                                           (1996-99); Manager, General Accounting (1996-99).

Gregg S. Kantor                     44                 Vice President, Public Affairs and Communications (1998-  );
                                                           Director, Public Affairs and Communications (1996-97).

C. J. Rue                           56                 Secretary (1982-  ); Assistant Treasurer (1987-  ).


          Each executive officer serves successive annual terms; present terms end May 23, 2002.

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

          The quarterly high and low trades for NW Natural's common stock during the past two years were as follows:

                                               2001                                       2000
                                 ---------------------------------          ---------------------------------
                                 ---------------- ----------------          ----------------- ---------------
Quarter Ended                         High              Low                       High             Low
-------------------------------------------------------------------------------------------------------------
March 31                             $26.69           $23.05                     $22.50           $17.75
June 30                               25.25            21.65                      23.88            18.88
September 30                          25.85            22.39                      24.63            21.63
December 31                           26.30            22.00                      27.50            21.88


          The closing quotation for the common stock on Dec. 31, 2001 was $25.50. The closing quotation on Dec. 29, 2000 was $26.50.

          (B) As of Dec. 31, 2001, there were 10,359 holders of record of the Company's common stock.

          (C) NW Natural has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

             Payment Date                    2001                2000
             ------------                    ----                ----

             February 15                    $0.310              $0.310
             May 15                         $0.310              $0.310
             August 15                      $0.310              $0.310
             November 15                    $0.315              $0.310
                                            ------              ------
             Total per share                $1.245              $1.240

          It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon NW Natural's earnings, its financial condition and other factors.

          NW Natural's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of NW Natural's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 2001, dividend reinvestments and optional cash investments under the Plan aggregated $4.3 million and resulted in the issuance of 177,624 shares of common stock. During the 24 years the Plan has been available, the Company has issued and sold 4,161,310 shares of common stock which produced $88.8 million in additional capital.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.

                                                    2001           2000           1999           1998          1997
                                                    ----           ----           ----           ----          ----
Thousands, except per share amounts
-----------------------------------
 Sales revenues:
   Residential .............................   $   329,905    $   280,642    $   242,952    $   205,388   $   177,835
   Commercial ..............................       190,236        159,660        139,425        117,889       100,677
   Industrial - firm .......................        49,662         37,378         35,857         34,303        27,025
   Industrial - interruptible ..............        34,283         23,483         17,182         15,337        13,944
   Unbilled revenues .......................        13,774         12,661         (2,671)         8,314         1,647
                                               -----------    -----------    -----------    -----------   -----------
        Total gas sales revenues                   617,860        513,824        432,745        381,231       321,128
   Transportation ..........................        20,637         21,491         21,351         19,958        22,029
   Other ...................................        (2,325)        (3,976)         1,194          2,617         7,884
                                               -----------    -----------    -----------    -----------   -----------
        Total utility operating revenues           636,172        531,339        455,290        403,806       351,041
Cost of gas ................................       364,699        273,978        212,021        173,242       130,381
                                               -----------    -----------    -----------    -----------   -----------
        Net utility operating revenues .....       271,473        257,361        243,269        230,564       220,660
        Non-utility net operating revenues .         4,538            589            368            402           450
                                               -----------    -----------    -----------    -----------   -----------

   Net operating revenues ..................   $   276,011    $   257,950    $   243,637    $   230,966   $   221,110
                                               ===========    ===========    ===========    ===========   ===========



Net income .................................   $    50,187    $    50,224    $    45,296    $    27,301   $    43,059
   Preferred and preference redeemable stock
   dividend requirements ...................         2,401          2,456          2,515          2,577         2,646
                                               -----------    -----------    -----------    -----------   -----------

Earnings applicable to common stock ........   $    47,786    $    47,768    $    42,781    $    24,724   $    40,413
                                               ===========    ===========    ===========    ===========   ===========

Average common shares outstanding ..........        25,159         25,183         24,976         24,233        22,698
                                               ===========    ===========    ===========    ===========   ===========

Basic earnings per share of common stock ...   $      1.90    $      1.90    $      1.71    $      1.02   $      1.78
                                               ===========    ===========    ===========    ===========   ===========

Diluted earnings per share of common stock .   $      1.88    $      1.88    $      1.70    $      1.02   $      1.76
                                               ===========    ===========    ===========    ===========   ===========

Dividends per share of common stock ........   $     1.245    $      1.24    $     1.225    $      1.22   $     1.205
                                               ===========    ===========    ===========    ===========   ===========

Total assets - at end of period ............   $ 1,435,022    $ 1,278,713    $ 1,244,423    $ 1,191,736   $ 1,111,617
                                               ===========    ===========    ===========    ===========   ===========

Ratio of Earnings to Fixed Charges* ........          3.14           3.14           3.12           2.20          2.99
                                               ===========    ===========    ===========    ===========   ===========



* Computed using the Securities and Exchange Commission method. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

                                                            2001         2000         1999          1998         1997
                                                            ----         ----         ----          ----         ----
Thousands, except customer and gas cost
per therm data
----------------------------------------------
Capitalization - at end of period


   Common stock equity ..............................   $  468,161   $  452,309   $  429,596    $  412,404   $  366,265
   Redeemable preference stock ......................       25,000       25,000       25,000        25,000       25,000
   Redeemable preferred stock .......................        9,000        9,750       10,564        11,499       12,429
   Long-term debt ...................................      378,377      400,790      396,379       366,738      344,303
                                                        ----------   ----------   ----------    ----------   ----------
          Total capitalization ......................   $  880,538   $  887,849   $  861,539    $  815,641   $  747,997
                                                        ==========   ==========   ==========    ==========   ==========

Gas sales and transportation deliveries (000 therms):
   Residential ......................................      350,065      356,375      352,969       315,686      306,356
   Commercial .......................................      242,293      250,380      252,382       229,124      225,249
   Industrial - firm ................................       79,778       76,559       84,630        87,275       84,523
   Industrial - interruptible .......................       63,597       56,632       52,938        51,521       53,929
   Unbilled therms ..................................        1,771        8,691       (9,343)        8,645        3,615
                                                        ----------   ----------   ----------    ----------   ----------
          Total gas sales ...........................      737,504      748,637      733,576       692,251      673,672

   Transportation ...................................      385,783      431,136      480,570       446,165      440,452
                                                        ----------   ----------   ----------    ----------   ----------

          Total volumes delivered ...................    1,123,287    1,179,773    1,214,146     1,138,416    1,114,124
                                                        ==========   ==========   ==========    ==========   ==========



Customers (average for period):
   Residential ......................................      474,373      456,449      435,959       413,714      394,415
   Commercial .......................................       54,628       53,617       52,029        50,469       48,232
   Industrial - firm ................................          377          375          396           404          411
   Industrial - interruptible .......................          141          118          118           114          119
   Transportation ...................................          111          125          127           122          120
                                                        ----------   ----------   ----------    ----------   ----------

          Total customers ...........................      529,630      510,684      488,629       464,823      443,297
                                                        ==========   ==========   ==========    ==========   ==========

Customer statistics:
   Heat requirements**
          Actual degree days ........................        4,325        4,418        4,256         4,011        4,092
          20-year average degree days ...............        4,202        4,197        4,193         4,234        4,264
   Average annual use per customer in therms:
          Residential ...............................          738          781          810           749          777
          Commercial ................................        4,435        4,670        4,851         4,540        4,670

Gas purchased cost per therm - net (cents) ..........        47.19        37.68        27.85         25.09        24.05


 ** A degree day is the measure of the coldness of the weather experienced based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The consolidated financial statements include:

          Regulated utility:
                    Northwest Natural Gas Company (NW Natural)
          Non-regulated subsidiary businesses:
                    NNG Financial Corporation (Financial Corporation), a
                       wholly-owned subsidiary
                    Northwest Energy Corporation (Northwest Energy or Holding
                       Company), a wholly-owned subsidiary formed in 2001
                    Canor Energy, Ltd. (Canor), a majority-owned subsidiary,
                       reclassified as a discontinued segment in 1999 and sold in 2000

          Together these businesses are referred to herein as the "Company" (see "Non-utility Operations" below, and Note 2 to the Consolidated Financial Statements).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended Dec. 31, 2001.

Highlights
----------

          Among its accomplishments in 2001, NW Natural:

     o grew the customer base by more than 3 percent, adding 17,525 customers to its gas distribution system during the year;

     o commenced interstate gas storage services under a certificate granted by the Federal Energy Regulatory Commission, enabled by an expansion of the Company's Mist gas storage facilities;

     o extended natural gas service to the South Beach district of Newport, Oregon, and made progress toward its goal of providing natural gas service to Coos Bay, Oregon, in late 2002 or early 2003;

     o streamlined operations and improved service and productivity by combining call centers, replacing the general ledger accounting system and migrating away from a contract mainframe computer;

     o negotiated an agreement to purchase the stock of Portland General Electric Company (PGE) from Enron Corp., a transaction that, if completed, would create one of the largest energy companies in the Northwest with $5 billion in assets and more than 1.25 million electric and gas customers; and

     o increased the quarterly dividend on common stock, making 2001 the 46th consecutive year in which the Company's dividend payments have increased.

Earnings and Dividends
----------------------

          The Company's earnings applicable to common stock in both 2001 and 2000 were $47.8 million, up from $42.8 million in 1999. Earnings for 2001 and 2000 set new records for the Company while earnings for 1999 were its fourth highest on record. Diluted earnings per share from consolidated operations were $1.88 a share in both 2001 and 2000, compared to $1.70 a share in 1999.

          NW Natural earned $1.76 a diluted share from gas utility operations in 2001 compared to $1.78 in 2000 and $1.66 in 1999. Weather conditions in its service territory in 2001 were 2 percent warmer than 2000 and 3 percent colder than the 20-year average. Weather in 2000 was 4 percent colder than in 1999 and 5 percent colder than the 20-year average. Weather in 1999 was 2 percent colder than the 20-year average.

          Non-utility operating results for 2001 were earnings of 12 cents a share, including 8 cents a share from gas storage services. Non-utility operating results for 2000, excluding Canor, were earnings of 1 cent a share compared to earnings of 3 cents a share in 1999. The Company recognized a gain equivalent to 9 cents a share from the sale of Canor in 2000. Operating results from Canor in 1999 were earnings of 1 cent a share (see "Non-utility Operations," below).

          2001 was the 46th consecutive year in which the Company's dividends paid have increased. Dividends paid on common stock were $1.245 a share in 2001 compared to $1.24 a share in 2000 and $1.225 a share in 1999.

Critical Accounting Policies
----------------------------

          In preparing the Company's financial statements using generally accepted accounting principles in the United States of America (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if the Company's assumptions regarding application of accounting principles were different. The Company's Critical Accounting Policies are described below. Other significant accounting policies and recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

    Regulatory Accounting
    ---------------------

          NW Natural generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting NW Natural's retail rates, the OPUC may not allow NW Natural to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, SFAS No. 71 requires NW Natural to defer these items and show them as regulatory assets on the balance sheet until NW Natural is allowed to charge its customers. NW Natural then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

          The conditions a regulated company must satisfy to apply the accounting policies and practices of SFAS No. 71 include:

   o  an independent regulator sets rates;
   o the regulator sets the rates to cover specific costs of delivering service; and
   o the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

          NW Natural applies SFAS No. 71 in accounting for its regulated operations. The Company periodically assesses whether it can continue to apply SFAS No. 71. If NW Natural should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the criteria for continued application of SFAS No. 71, it would be required to write off the related balances of its regulatory assets as a charge to its income statement.

    Revenue Recognition
    -------------------

          Utility revenues are derived primarily from the sale and transportation of natural gas. Utility revenue from gas sales and transportation is recognized when the gas is delivered to and received by the customer. Estimated revenues are accrued for gas deliveries not billed to customers from meter reading dates to month end (unbilled revenue) and are reversed the following month when actual billings occur. Revenues recognized in 2001, 2000 and 1999 included the net change in unbilled utility revenue of $13.8 million, $12.7 million and negative $2.7 million, respectively.

          Revenues from non-utility services, including gas storage services, are recognized upon delivery of the service to customers.

    Accounting for Derivative Instruments and Hedging Activities
    ------------------------------------------------------------

          The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on Jan. 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 also requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met.

          NW Natural's Derivatives Policy sets forth the guidelines for using selected financial derivative products to support prudent risk management strategies within designated parameters (see Note 1). NW Natural's primary hedging activities, i.e. natural gas commodity price and foreign currency exchange rates, are accounted for as cash flow hedges under SFAS No. 133 and are subject to regulatory deferral pursuant to SFAS No. 71. Unrealized gains and losses from mark-to-market valuations of these contracts are not recognized in the income statement but are reported as derivative assets or liabilities and offset by a corresponding deferred account balance included under "Regulatory assets."

          Upon adoption of SFAS No. 133, NW Natural recorded a one-time transition adjustment by debiting receivables from counterparties (a regulatory asset account) and crediting recoverable gas costs (an offsetting regulatory asset account) on the balance sheet for approximately $165 million, representing the initial recognition of the fair values of hedge derivatives outstanding on the adoption date. The financial statements for periods prior to 2001 do not reflect the requirements of SFAS No. 133.

          At Dec. 31, 2001, NW Natural had derivatives outstanding covering its exposures to commodity and foreign currency prices (see Note 11). The fair value of the hedge derivatives outstanding on that date was a net loss of about $112 million. NW Natural had six natural gas commodity-price swap contracts extending beyond Dec. 31, 2002, but none extends longer than Oct. 31, 2003. None of the natural gas commodity price call option contracts extends beyond Dec. 31, 2002.

          In 2001, NW Natural realized net gains of $57.6 million from the settlement of natural gas commodity-price swap and call option contracts, which were recorded as reductions to the cost of gas, compared to net gains of $56.2 million during 2000. The currency exchange rate in all foreign currency forward purchase contracts is included in NW Natural's cost of gas at settlement; therefore, no gain or loss was recorded from the settlement of those contracts.

          The fair value of derivative instruments at Dec. 31, 2001 was determined using estimated or quoted market prices for the periods covered by the contracts. Market prices for the natural gas commodity-price swap and call option contracts were obtained from external sources. These third-party valuations are reviewed for reasonableness by the Company using fair value calculations for other contracts with similar terms and conditions. The market prices for the foreign currency forward contracts were based on the currency exchange rates quoted by The Bank of Canada.

Results of Operations
---------------------

    Regulatory Matters
    ------------------

          NW Natural provides gas utility service in Oregon and Washington, with Oregon representing over 90 percent of its revenues. Future earnings and cash flows from utility operations will be determined largely by the pace of continued growth in the residential and commercial markets, the ability to remain price competitive in the large industrial market, to control expenses, and to obtain reasonable and timely regulatory ratemaking treatment for investments made in utility plant.

          In October 2000, the Washington Utilities and Transportation Commission (WUTC) authorized a general rate increase totaling $4.3 million per year, or 12.1 percent. The first $3.0 million per year of the revenue increase, relating to costs allocated to Washington under a new cost allocation study approved by the WUTC and the Public Utility Commission of Oregon (OPUC), was effective on Nov. 1, 2000. The remaining increase of $1.3 million per year became effective on Oct. 1, 2001. The WUTC authorized and based rates on a return on common equity (ROE) of 10.8 percent.

          In November 1999, the OPUC authorized a general rate increase of $0.2 million per year, effective Dec. 1, 1999. Higher revenues from rate increases averaging 1.3 percent for residential customers were partially offset by rate decreases for certain industrial and large commercial customers. The OPUC authorized and based rates on an ROE of 10.25 percent. On Dec. 1, 2000, rates were reduced in Oregon by $3.0 million per year to implement the cost allocation study that produced the equivalent rate increase in Washington.

          NW Natural applies rate changes each year reflecting changes in its purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts and the removal of temporary rate adjustments effective the previous year. The OPUC approved rate increases averaging
21.7 percent for Oregon sales customers and the WUTC approved rate increases averaging 21.3 percent for Washington sales customers, both effective on Oct. 1, 2001. These rate increases primarily reflect increases in the costs of natural gas commodity purchased under contracts with gas producers (see "Comparison of Gas Operations--Cost of Gas," below).

          Also reflecting changes in NW Natural's purchased gas costs, the OPUC approved rate increases averaging 23 percent effective Oct. 1, 2000, and increases averaging 9.1 percent effective Dec. 1, 1999. The WUTC approved rate increases averaging 23 percent effective Aug. 1, 2000, and increases averaging
11.1 percent effective Dec. 1, 1999.

          NW Natural believes that reductions in recent years in its customers' gas consumptions per degree day (see "Residential and Commercial," below) are caused by the higher cost of purchased gas, which is passed on to customers as rate increases, and to efforts throughout the region to conserve energy. NW Natural filed with the OPUC in 2001 for approval of a new regulatory mechanism that is intended to stabilize margin revenues in the face of variable consumption patterns. The proposed regulatory mechanism is intended to stabilize margin revenues to assure NW Natural of fixed cost recovery and more predictable shareholder earnings. NW Natural has proposed that this be accomplished through a balancing account that would compare actual usage of residential and commercial customers against their normal usage levels and treat any variations as refunds or collections of revenues. In February 2002, the administrative law judge in this proceeding issued a memorandum to the parties advising them that the OPUC has decided to hold the docket regarding NW Natural's proposed regulatory mechanism in abeyance, along with a docket involving a similar filing by PGE, pending its review of NW Natural's application to acquire PGE. NW Natural estimates that if customers' gas consumption patterns as experienced in 2001 were to continue for the full year but a margin stabilization mechanism were not approved, it could reduce margin revenues in 2002 by the equivalent of 24 cents a share of earnings compared to results with a mechanism in place.

          In an order issued in 1999, the OPUC formalized a process that tests for excessive earnings in connection with gas utilities' annual filings for rate changes due to increases or decreases in gas costs. The OPUC confirmed NW Natural's ability to pass through 100 percent of its prudently incurred gas costs into rates. Under this order, NW Natural is authorized to retain all of its earnings up to a threshold level equal to its authorized ROE plus 300 basis points. One-third of any earnings above that level will be refunded to customers. The excess earnings threshold is subject to adjustment up or down each year depending on movements in interest rates.

    Comparison of Gas Operations
    ----------------------------

                  The following table summarizes the composition of gas utility volumes and revenues for the three years ended Dec. 31:


(Thousands, except customers and degree days)      2001               2000                1999
-----------------------------------------------------------------------------------------------------

Gas Sales and Transportation Volumes - Therms:
----------------------------------------------
Residential and commercial sales                592,358            606,755             605,351
Unbilled volumes                                  1,771              8,691              (9,343)
                                             ----------          ---------           ---------
  Weather-sensitive volumes                     594,129    53%     615,446     52%     596,008    49%
Industrial firm sales                            79,778     7%      76,559      6%      84,630     7%
Industrial interruptible sales                   63,597     6%      56,632      5%      52,938     4%
                                             ----------   ----   ---------     ---   ---------   ----
  Total gas sales                               737,504    66%     748,637     63%     733,576     60%
Transportation deliveries                       385,783    34%     431,136     37%     480,570     40%
                                             ----------   ----   ---------     ---   ---------   ----

Total volumes sold and delivered              1,123,287   100%   1,179,773    100%   1,214,146    100%
                                             ==========   ====   =========    ====   =========    ====


Utility Operating Revenues - Dollars:

Residential and commercial sales             $  520,141         $  440,302          $  382,377
Unbilled revenues                                13,774             12,661              (2,671)
                                             ----------          ---------           ---------
  Weather-sensitive revenues                    533,915    84%     452,963     85%     379,706     83%
Industrial firm sales                            49,662     8%      37,378      7%      35,857      8%
Industrial interruptible sales                   34,283     5%      23,483      5%      17,182      4%
                                             ----------   ----   ---------    ----   ---------    ----
  Total gas sales                               617,860    97%     513,824     97%     432,745     95%
Transportation revenues                          20,637     3%      21,491      4%      21,351      5%
Other revenues                                   (2,325)    -       (3,976)    (1%)      1,194      -
                                             ----------   ----   ---------    ----   ---------    ----

Total utility operating revenues             $  636,172   100%  $  531,339    100%  $  455,290    100%
                                             ==========   ====   =========    ====   =========    ====

Cost of gas sold                             $  364,699         $  273,978          $  212,021
                                             ==========          =========           =========
Total number of customers
   (end of period)                              540,931            523,406             501,163
                                             ==========          =========           =========

Actual degree days                                4,325              4,418               4,256
                                             ==========          =========           =========

20-year average degree days                       4,202              4,197               4,193
                                             ==========          =========           =========

          Residential and Commercial
          --------------------------

          NW Natural continued to grow its customer base, with 17,525 customers added during 2001. This represents a growth rate of 3.3 percent, compared to 4.4 percent in 2000 and 5 percent in 1999. NW Natural believes that the lower growth rate in 2001 reflects the effects of higher gas prices and the economic recession. In the three years ended Dec. 31, 2001, more than 63,000 customers were added to the system, representing an average annual growth rate of 4.4 percent.

          Typically, 80 percent or more of NW Natural's annual utility operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to and revenues derived from these customers.

          Weather conditions were 3 percent colder than average in 2001, 5 percent colder than average in 2000 and 2 percent colder than average in 1999. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree days. Weather in 2001 was 2 percent warmer than 2000 while 2000 was 4 percent colder than 1999.

          The volumes of gas sold to residential and commercial customers were 3 percent lower in 2001 than in 2000, reflecting warmer weather as well as lower consumption patterns by customers due to higher gas commodity prices tracked into rates in the fall of 2000 and again in October 2001. Lower consumptions per degree day by temperature-sensitive customers reduced sales for the year by an estimated 39 million therms and reduced margin (revenues less cost of gas) by approximately $11 million, equivalent to 26 cents a share. The volumes of gas sold to residential and commercial customers were 3 percent higher in 2000 than in 1999, reflecting the continued customer growth and colder weather. Revenue from residential and commercial customers was up 18 percent in 2001 due to rate increases effective in 2000 and 2001, and up 19 percent in 2000 due to increased volumes and rate increases effective in 1999 and 2000.

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

          Industrial Sales, Transportation and Other Revenues
          ---------------------------------------------------

          Total volumes of gas delivered to industrial and electric generation customers were 6 percent lower in 2001 than in 2000 and 9 percent lower in 2000 than in 1999. During 2001, industrial volumes included 43 million therms delivered to electric generation customers, up from 4 million therms in 2000 and 33 million therms in 1999. The overall decline in industrial sales and transportation volumes during 2001 was due to several large customers switching to oil from gas and to plant shut-downs and cut-backs in the manufacturing sector because of economic conditions. Contracts for service to three electric generation customers contributed $4.7 million of margin in 2001, or 11 cents a share, compared to margin from electric generation of $0.1 million and $0.4 million in 2000 and 1999, respectively. Industrial revenues in 2000 included the positive effects of higher oil prices in an industrial schedule in which rates vary with oil prices.

          Other revenues include amortizations from regulatory accounts and miscellaneous fee income. In 2001, other revenues amounted to a net reduction to utility operating revenues of $2.3 million, including amortizations from regulatory accounts covering conservation programs ($4.9 million), Year 2000 costs ($1.2 million) and property taxes ($0.2 million), partially offset by increased revenues from customer late payment and collection fees ($2.9 million) and miscellaneous revenues ($1.3 million).

          In 2000, other revenues amounted to a net reduction to utility operating revenues of $4.0 million, including amortizations from regulatory accounts covering conservation programs ($2.8 million), property taxes ($2.4 million) and Year 2000 costs ($1.2 million), partially offset by increased revenues from customer late payment and collection fees ($1.5 million) and miscellaneous revenues ($0.9 million).

          Cost of Gas
          -----------

          The cost per therm of gas sold was 35 percent higher in 2001 than in 2000, and 27 percent higher in 2000 than in 1999, primarily due to higher prices in the natural gas commodity market. The cost per therm of gas sold includes gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, demand costs, regulatory deferrals and company use.

          NW Natural uses an active natural gas commodity hedge program under the terms of its Derivatives Policy (see Note 1) to help manage its gas commodity costs. During 2001, realized net gains from commodity swap and call option contracts were $57.6 million, compared to net gains of $56.2 million in 2000. Net losses of $20.6 million were realized in the fourth quarter of 2001, compared to net gains of $45.7 million in the fourth quarter of 2000. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas.

          NW Natural has a Purchased Gas Adjustment (PGA) tariff under which its net income from Oregon operations is affected within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections. The remaining 67 percent of the higher or lower gas costs are recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. Net savings realized from gas purchases in 2001 totaled $12.3 million, of which $8.2 million was deferred for refund to customers and $4.1 million was recorded to earnings. These gas cost savings contributed 10 cents a share to earnings in 2001, while excess gas costs in 2000 reduced earnings by 7 cents a share.

          Under an agreement with the OPUC, revenues from off-system gas sales are treated as a reduction of gas costs. These sales reduced the cost of gas sold by $2.6 million in 2001, $3.0 million in 2000 and $1.7 million in 1999.

    Non-utility Operations
    ----------------------

          At Dec. 31, 2001 and 2000, the Company had one active wholly-owned subsidiary, Financial Corporation. Northwest Energy, which was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE is completed, had no active operations in 2001. One discontinued segment, Canor, a majority-owned subsidiary, was sold in 2000 (see "Discontinued Segment," below).

          Financial Corporation
          ---------------------

          Financial Corporation's operating results in 2001 were net income of $0.7 million, compared to $0.1 million in 2000 and $0.5 million in 1999. The increase in net income from 2000 to 2001 was related to operating results from Financial Corporation's investments in limited partnerships in solar electric, wind-power electric and hydroelectric generation projects in California. The decrease in income from 1999 to 2000 was primarily due to an adjustment to deferred taxes in 2000. The Company's investment in Financial Corporation at Dec. 31, 2001, was $7.9 million, compared to $7.2 million and $7.1 million at Dec. 31, 2000 and 1999, respectively.

          Discontinued Segment
          --------------------

          During 2000, the Company sold its interest in Canor at a gain of $2.4 million, equivalent to 9 cents a share (see Note 2). Net income from Canor for 1999 was $0.4 million.

          Gas Storage Services
          --------------------

          NW Natural realized net income from gas storage services in 2001 of $2.1 million, or 8 cents a share, up from $0.1 million, or negligible earnings per share in 2000. Gas storage services are provided to customers using storage capacity not required from time to time for utility services. NW Natural retains 80 percent of the net income before tax from storage services and credits the remaining 20 percent to its utility customers.

    Operating Expenses
    ------------------

          Operations and Maintenance
          --------------------------

          Consolidated operations and maintenance expenses were $6.1 million, or 8 percent, higher in 2001 than in 2000. The increase was caused primarily by higher payroll costs due to wage and salary increases ($1.9 million), higher costs for employees' health and pension benefits ($1.9 million), a charge to a litigation reserve ($1.7 million) resulting from an unfavorable decision by the Oregon Supreme Court in a case involving a claim by a commercial customer (see
Note 12) and higher uncollectible accounts expense ($1.0 million).

          Operations and maintenance expenses in 2000 were $4.6 million, or 6 percent, higher than in 1999. The increase was primarily due to credits to a litigation reserve in 1999 ($4.9 million), increased payroll costs ($0.9 million) and accruals for environmental claims ($0.6 million) in 2000, partially offset by a lower bonus accrual ($1.3 million) in 2000.

          Taxes Other Than Income
          -----------------------

          Taxes other than income, which are comprised of property, franchise, payroll and other taxes, increased $3.9 million, or 14 percent, in 2001. Property tax expense was $1.8 million, or 18 percent, higher than in 2000 due to higher property tax rates and an increase in utility plant. Franchise taxes, which are based on gross revenues, increased $1.5 million, or 12 percent, reflecting higher revenues due to an increase in NW Natural's customer base and rate increases effective in late 2000 and 2001. Regulatory fees and payroll tax expenses accounted for the remaining $0.6 million increase in 2001.

          Taxes other than income increased $3.7 million, or 15 percent, in 2000 compared to 1999. Franchise taxes increased $2.6 million, or 25 percent, reflecting higher revenues due to an increase in NW Natural's customer base and rate increases effective in late 1999 and 2000. Property tax expense was $0.6 million, or 7 percent, higher than in 1999 due to increased plant in service. Payroll tax expense was $0.3 million, or 9 percent, higher than in 1999 due to increased payroll.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          Depreciation, depletion and amortization expense increased $2.2 million, or 5 percent, in 2001, primarily due to a 5 percent
($67.7 million) increase in utility plant and non-utility property.

          Depreciation, depletion and amortization expense decreased $3.6 million, or 7 percent, in 2000 compared to 1999, primarily due to charges in NW Natural's 1999 depreciation expense relating to regulatory treatment of a customer information system (CIS). CIS assets were written down by $6.5 million in 1999 pursuant to the OPUC's order in the Oregon general rate case concluded in November 1999, and by a further $0.4 million in 2000 pursuant to the WUTC's order in the Washington general rate case concluded in October 2000. Exclusive of these regulatory mandated charges, depreciation, depletion and amortization expense increased $2.6 million, or 6 percent, in 2000 compared to 1999 due to an increase in utility plant.

          As a percentage of average plant and property, depreciation, depletion and amortization expense was 3.5 percent in both 2001 and 2000 and 4.0 percent in 1999.

    Other Income
    ------------

          Other income was $1.3 million in 2001, or $2.5 million lower than in 2000, primarily due to lower interest income on deferred regulatory account balances ($1.9 million) and lower miscellaneous non-operating income
($0.6 million).

          Other income was $3.9 million in 2000, $1.0 million lower than in 1999, primarily due to a reduction in interest income on deferred regulatory account balances.

    Interest Charges - Net
    ----------------------

          Net interest expense was $0.2 million higher in 2001 than in 2000. Exclusive of a $1.0 million charge to interest expense as the result of an unfavorable litigation decision (see Note 12), interest expense decreased $0.8 million in 2001 due to lower average interest rates.

          Interest charges increased $3.5 million, or 12 percent, in 2000 compared to 1999, primarily due to an increase in long-term debt outstanding in 2000 and a $1.7 million credit adjustment in 1999 relating to favorable decisions in litigation.

          Allowance for Funds Used During Construction (AFUDC) represents the cost of funds used during the construction of utility plant (see Note 1). In 2001, AFUDC reduced interest expense by $1.0 million compared to $0.8 million in 2000 and $1.2 million in 1999. The weighted average AFUDC rates were 6.2 percent in 2001 and 6.0 percent in both 2000 and 1999 (see "Financing Activities," below).

    Income Taxes
    ------------

          The effective corporate income tax rates for 2001, 2000 and 1999 were
35.4 percent, 35.9 percent and 35.4 percent, respectively.

    Redeemable Preferred and Preference Stock Dividend Requirements
    ---------------------------------------------------------------

          Redeemable preferred and preference stock dividend requirements for 2001 and 2000 were both lower by $0.1 million, or 2 percent, compared to 2000 and 1999, respectively, due to annual sinking fund redemptions.

Financial Condition
-------------------

    Capital Structure
    -----------------

          The Company's goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt and preferred and preference stock redemption requirements (see Notes 3 and 5).

    Liquidity and Capital Resources
    -------------------------------

          At Dec. 31, 2001, the Company had $10.4 million in cash and cash equivalents compared to $11.3 million at Dec. 31, 2000. Short-term liquidity is provided by cash from operations and from the sale of the Company's commercial paper notes, which are supported by commercial bank lines of credit (see
Note 6). The Company has available through Sept. 30, 2002 committed lines of credit totaling $170 million. The Company's lines of credit are renewed annually.

          NW Natural's lines of credit require that credit ratings be maintained in effect at all times and that notice be given of any change in its commercial paper ratings. A change in NW Natural's commercial paper rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the lines of credit. However, interest rates on any loans outstanding under NW Natural's bank lines are tied to credit ratings, which would increase or decrease the cost of bank debt, if any, when ratings are changed. The lines of credit require NW Natural to maintain a specified ratio of indebtedness to total capitalization. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. At Dec. 31, 2001, NW Natural was in compliance with this covenant.

          The following table shows NW Natural's contractual obligations by maturity and type of obligation:

                         Commercial
                           Paper
Thousands               Supported by                              Capital                  Long-term Gas           Total
Payments due in Years     Lines of    Preferred and   Long-term    Lease    Operating     Supply Purchase       Contractual
Ending Dec. 31,            Credit    Preference Stock   Debt    Obligations   Leases        Obligations      Cash Obligations
-----------------------------------------------------------------------------------------------------------------------------
2002                     $108,291        $25,750      $40,000      $919      $2,930           $85,012            $154,611
2003                         -               750       20,000       272       2,760            76,539             100,321
2004                         -               750          -          35       2,643            49,906              53,334
2005                         -               750       15,000        -        2,571            45,501              63,822
2006                         -               750        8,000        -          966            40,948              50,664
                       ------------------------------------------------------------------------------------------------------
Total 2002 - 2006         108,291         28,750       83,000     1,226      11,870           297,906             422,752
Thereafter                   -             5,250      335,377        -        3,447           302,455             646,529
Less:  imputed interest      -              -             -         (80)        -            (130,087)           (130,167)
                       ------------------------------------------------------------------------------------------------------

Total                    $108,291        $34,000    $ 418,377   $ 1,146     $15,317          $470,274            $939,114
                       ======================================================================================================

          One of Financial Corporation's lines of credit in the amount of $10 million, which is guaranteed by NW Natural, provides that it is an event of default if any governmental authority takes action which the bank believes has a material adverse effect on NW Natural's financial condition or ability to repay, or if a material adverse change occurs in NW Natural's business condition.

          NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements. Over the five-year period 2002 through 2006, these expenditures are estimated at between $450 million and $500 million. In addition, NW Natural has certain long-term contractual obligations that require an adequate source of funding. These capital and contractual expenditures are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

          There are no credit rating triggers or stock price provisions that require the acceleration of debt repayment under the Company's Mortgage and Deed of Trust or other long-term indebtedness. Also, there are no rating triggers or stock price provisions contained in contracts or other agreements with third parties, except for commodity-price swap agreements with two approved counter-parties under NW Natural's Derivatives Policy, which require the affected party to provide substitute collateral such as cash, guaranty or letters of credit if credit ratings are lowered to non-investment grade. The Company has no other material off-balance sheet obligations, except for certain lease and purchase commitments (see table above, and Note 12).

          The financing commitment obtained to provide loans to finance the cash portion of the purchase price for PGE requires, as a condition to making such loans, that PGE, NW Natural and Holding Company have credit ratings meeting specified levels at the time such loans are to be made and that other criteria of expected financial performance be demonstrated to the satisfaction of the lenders.

    Cash Flows
    ----------

          Operating Activities
          --------------------

          Continuing operations provided net cash of $71.5 million in 2001 compared to $87.2 million in 2000. The 18 percent decrease was due to increased cash from operations before working capital changes ($8.0 million), offset by higher working capital requirements ($23.7 million). The increase in cash from continuing operations before working capital changes was due to a larger decrease in deferred gas costs ($23.1 million), an increase in income from continuing operations ($2.4 million) and an increase in depreciation, depletion and amortization in 2001 ($2.2 million), partially offset by a decrease in deferred investment tax credits and income taxes ($16.7 million) and a smaller decrease in regulatory accounts and other ($3.0 million). The increase in working capital requirements was due to a decrease in accounts payable ($82.5 million), partially offset by smaller increases in other current assets and liabilities ($19.5 million), accounts receivable ($13.4 million), inventories ($10.5 million), accrued unbilled revenues ($1.9 million), and a larger increase in accrued interest and taxes ($13.4 million).

          Cash provided by continuing operations in 2000 was $87.2 million compared to $108.2 million in 1999. An increase in cash from operations before working capital changes ($14.8 million) was offset by higher working capital requirements ($35.8 million). The reduction in cash provided by continuing operations between 1999 and 2000 was primarily due to cash flows relating to NW Natural's construction pursuant to a development contract of a new headquarters building for the Port of Portland. Progress payments by the Port totaling $18.8 million in 1999 had the effect of reducing working capital requirements in that year. The Port's final payment of $1.2 million at closing on the sale of the building in 2000 increased working capital requirements by that amount in 2000. Cash used in construction of the building was recorded in both 1999 and 2000 as an investment in non-utility property (see "Investing Activities," below). NW Natural used a portion of the Port's progress payments to pay off the balance outstanding under a bank line of credit arranged for construction of the building ($12.3 million), contributing to a reduction in short-term debt in 1999.

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Note 12).

          Investing Activities
          --------------------

          Cash requirements for investing activities in 2001 totaled $87.3 million, up from $31.0 million in 2000, primarily due to proceeds from the sales of Canor ($35 million) and the Port of Portland building ($20 million) in 2000. Cash requirements for utility construction totaled $71.9 million, down
$8.5 million from 2000. The decrease in cash requirements for utility construction in 2001 was primarily the result of the completion of another phase in the expansion of NW Natural's Mist gas storage system in December 2000
($8.7 million).

          Cash requirements for investing activities in 2000 totaled $31.0 million, down from $118.9 million in 1999. Cash requirements for utility construction totaled $80.4 million, down $28.7 million from 1999. The decrease in cash requirements for utility construction in 2000 resulted primarily from lower expenditures for completion of another expansion of the Mist gas storage system ($24.8 million), lower construction overhead ($1.9 million) and reduced expenditures for computer hardware and software ($1.6 million).

          NW Natural's utility construction expenditures are estimated to total $83 million for 2002. Over the five-year period 2002 through 2006, these expenditures are estimated at between $450 million and $500 million. The level of capital expenditures over the next five years reflects projected customer growth, system replacement and reinforcement projects, and the development of additional gas storage facilities including the extension of a pipeline that moves gas from NW Natural's Mist Storage Field into growing portions of its service area. An estimated 60 percent of the required funds is expected to be internally generated over the five-year period, with the remainder funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

          Investments in non-utility property in 2001 ($9.6 million) and 2000 ($6.9 million) included expenditures for the Company's gas storage expansion project utilized for interstate storage services. Investments in non-utility property in 2000 also included final payments for the construction of the Port of Portland building. Total proceeds from the sale of the building in 2000 ($20.0 million) were recognized as proceeds from sale of assets.

          Investing activities in 2001 also included $9.6 million in financial advisory and legal fees, loan arrangement fees and other costs relating to the Company's contract for the purchase of PGE. In the event that the acquisition is terminated, the Company would recognize these costs as current expenses.

          The discontinued segment provided net cash of $34.8 million in 2000 from the sale of Canor.

          Financing Activities
          --------------------

          Cash provided by financing activities in 2001 totaled $15 million, compared to cash used in financing activities in 2000 of $55 million. Factors contributing to the $70 million difference were retirements of long-term debt of $20 million in 2001 compared to $60 million in 2000, and an increase in short-term debt ($52 million) in 2001 compared to a reduction in short-term debt ($38 million) in 2000, partially offset by a reduction in long-term debt issued ($18 million) in 2001 compared to 2000 ($75 million).

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

          NW Natural sold $18 million of its secured Medium-Term Notes, Series B
(MTNs), in June 2001 and used the proceeds, together with a $52 million increase in short-term borrowings, to re-fund long-term debt ($20 million) and provide cash for investments in utility plant.

          NW Natural sold $75 million of its MTNs in 2000. It used $50 million of the proceeds to redeem higher-cost debt, $10 million to re-fund maturing long-term debt and the remainder to meet capital requirements for the Company's ongoing construction program and to reduce short-term debt.

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program which has been extended through May 2002. The purchases are made in the open market or through privately negotiated transactions. The Company used $5.8 million for the repurchase of 246,700 shares under the program in 2001. No shares were repurchased during the six months ended Dec. 31, 2001 while the Company was negotiating the purchase of PGE. Since the program's inception in 2000, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

    Ratios of Earnings to Fixed Charges
    -----------------------------------

          For the years ended Dec. 31, 2001, 2000 and 1999, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.14, 3.14 and 3.12, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges. Fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

    Environmental Matters
    ---------------------

          NW Natural owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Linnton site). In recent years, the Linnton site has been under voluntary investigation by NW Natural for environmental contaminants under program oversight by the Oregon Department of Environmental Quality (ODEQ). NW Natural has recorded liabilities totaling $4.0 million for the estimated costs of investigation and interim remediation at the Linnton site, including consultants' fees, ODEQ oversight reimbursement and legal fees, of which $3.0 million had been spent as of Dec. 31, 2001. In 2000, NW Natural recorded a $1.4 million receivable representing an estimate of the costs for investigation and interim remediation at the Linnton site that NW Natural expects to recover from insurance.

          NW Natural previously owned property adjacent to the Linnton site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). In October 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker site. NW Natural has recorded a liability of $0.3 million for its estimated costs of the investigation and initial remediation on the Wacker site.

          In 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Linnton site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site and notified the Company that it is a potentially responsible party. NW Natural recorded a liability of $0.6 million in 2000 and, based on a revised estimate of NW Natural's share of the lower end of a range of probable liability, recorded an additional $0.5 million in 2001 for its estimated share of the costs of remedial investigation of the Portland Harbor. Available information is insufficient to determine either the total amount of liability for investigation and remediation of the Portland Harbor or the higher end of a range for NW Natural's estimated share of that liability.

          NW Natural expects that its costs of further investigation and remediation for which it may be responsible with respect to the Linnton site, the Wacker site and the Portland Harbor Superfund site, if any, should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's primary market risk exposures associated with activities involving derivative financial instruments and other financial instruments are natural gas commodity price risk, foreign currency exchange risk and interest rate risk. Derivative financial instruments are used as tools to mitigate certain of these market risks (see Note 11). Such instruments are used for hedging purposes, not for trading purposes. Market risks associated with the derivative financial instruments are monitored by management personnel who do not directly enter into these contracts and by a committee of the Board of Directors.

    Physical and Financial Commodity, Foreign Currency and Interest Rate Transactions
    --------------------------------------------------------------------

          NW Natural enters into short-term and long-term natural gas purchase contracts with demand and commodity fixed-price and floating-price components, along with associated short-term and long-term natural gas transportation contracts. Foreign currency forward contracts are used to hedge against foreign exchange rate fluctuations on purchases made under these contracts that are denominated in Canadian dollars.

          Historically, NW Natural has taken physical delivery of at least the minimum quantities specified in its natural gas purchase contracts. The contracts are subject to annual re-pricing, a process that is intended to reflect anticipated market price trends during the next year. NW Natural's PGA mechanism in Oregon provides for the recovery from customers of actual commodity costs in comparison with established benchmark costs, except that NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projections.

          At Dec. 31, 2001, differences between notional values and fair values with respect to NW Natural's open positions in derivative financial instruments were not material to the Company's financial position or results of operations because of the treatment of these instruments in regulatory mechanisms relating to gas costs (see "Cost of Gas," above, and Notes 1 and 11). However, to the degree that market risks exist due to potential adverse changes in commodity prices and foreign exchange rates in relation to these financial and physical contracts, the Company considers the risks to be:

          Commodity Price Risk
          --------------------

          The prices of natural gas commodity are subject to fluctuations due to unpredictable factors including weather, pipeline transportation congestion and other factors that affect short-term supply and demand. Natural gas commodity swap and cap agreements are used to convert certain long-term gas purchase contracts from floating prices to fixed prices. At Dec. 31, 2001 and 2000, notional amounts under natural gas commodity swap and cap agreements totaled $260.6 million and $157.8 million, respectively. As of Dec. 31, 2001, six commodity agreements extended beyond Dec. 31, 2002. If all of the commodity swap and cap agreements had been settled on Dec. 31, 2001, a loss of $111.8 million would have been realized (see Note 11).

          Foreign Currency Risk
          ---------------------

          The costs of natural gas commodity and certain pipeline services purchased from Canadian suppliers are subject to changes in the value of Canadian currency in relation to U. S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates with respect to purchases of natural gas from Canadian suppliers. At Dec. 31, 2001 and 2000, notional amounts under foreign currency forward contracts totaled $10.2 million and $34.1 million, respectively. As of Dec. 31, 2001, no foreign currency forward contracts extended beyond Dec. 31, 2002. If all of the foreign currency forward contracts had been settled on Dec. 31, 2001, a loss of $0.1 million would have been realized (see Note 11).

          Interest Rate Risk
          ------------------

          Interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to the issuance of commercial paper. Interest rate risk is managed through the issuance of fixed-rate debt with varying maturities and the re-funding of debt through optional redemption when interest rates are favorable. No derivative financial instruments to hedge interest rates were in place at Dec. 31, 2001 or 2000.

Forward-Looking Statements
--------------------------

          This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the OPUC and the WUTC, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) risks and uncertainties relating to delays in obtaining, or adverse conditions contained in, regulatory approvals necessary for the plan of reorganization and acquisition of PGE; (iii) failure to realize the synergies and other benefits expected from the acquisition of PGE; (iv) risks relating to the interest rate environment as it may affect the financing commitment and interest rates borne by the debt financing for the PGE transaction; (v) weather conditions and other natural phenomena; (vi) unanticipated population growth or decline, and changes in market demand and demographic patterns; (vii) competition for retail and wholesale customers; (viii) pricing of natural gas relative to other energy sources; (ix) changes in customer consumption patterns due to gas commodity price changes; (x) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (xi) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (xii) unanticipated changes in operating expenses and capital expenditures;
(xiii) capital market conditions; (xiv) competition for new energy development opportunities; (xv) legal and administrative proceedings and settlements; and
(xvi) the impact of Enron's bankruptcy filing on PGE and on the proposed acquisition of PGE. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                Table of Contents

                                                                            Page
                                                                            ----

1.  Management's Responsibility for Financial Statements..................    35

2.  Report of Independent Accountants.....................................    36

3.  Consolidated Financial Statements:

    Consolidated Statements of Income for the Years Ended December 31,
    2001, 2000 and 1999...................................................    37

    Consolidated Statements of Earnings Invested in the Business for
    the Years Ended December 31, 2001, 2000 and 1999......................    38

    Consolidated Balance Sheets, December 31, 2001 and 2000...............    39

    Consolidated Statements of Cash Flows for the Years Ended December 31,
    2001, 2000 and 1999...................................................    41

    Consolidated Statements of Capitalization, December 31, 2001 and 2000.    42

    Notes to Consolidated Financial Statements............................    43

4.  Quarterly Financial Information (unaudited)...........................    64

5.  Supplementary Data:

    Financial Statement Schedules for the Years Ended December 31, 2001,
    2000 and 1999:
    Schedule II - Valuation and Qualifying Accounts and Reserves..........    65



                         Supplemental Schedules Omitted

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
              ----------------------------------------------------

          The financial statements in this report were prepared by management, which is responsible for their objectivity and integrity. The statements have been prepared in conformity with generally accepted accounting principles in the United States of America and, where appropriate, reflect informed estimates based on judgments of management. The responsibility of the Company's independent accountants is to render an independent report on the financial statements.

          The Company's system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorizations, that transactions are recorded to permit the preparation of financial statements in conformity with orders of regulatory authorities and generally accepted accounting principles in the United States of America and that accountability for assets is maintained. The Company's system of internal controls has provided such reasonable assurances during the periods reported herein. The system includes written policies, procedures and guidelines, an organization structure that segregates duties and an established program for monitoring the system by internal auditors. In addition, the Company has prepared and annually distributes to its employees a Code of Ethics covering its policies for conducting business affairs in a lawful and ethical manner. Ongoing review programs are carried out to ensure compliance with these policies.

          The Board of Directors, through its Audit Committee (the Committee), oversees management's financial reporting responsibilities. The Committee meets regularly with management, the internal auditors, and representatives of the Company's independent accountants. Both internal auditors and independent accountants have free and independent access to the Committee and the Board of Directors. No member of the Committee is an employee of the Company. The Committee reports the results of its activities to the full Board of Directors. Annually, the Committee recommends the nomination of independent accountants to the Board of Directors for shareholder approval.


                                          /s/ Richard G. Reiten
                                         ---------------------------------------
                                         Richard G. Reiten
                                         Chairman and
                                         Chief Executive Officer



                                         /s/ Bruce R. DeBolt
                                         ---------------------------------------
                                         Bruce R. DeBolt
                                         Senior Vice President, Finance,
                                         and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NW Natural

In our opinion, the consolidated financial statements listed in the accompanying table of contents present fairly, in all material respects, the financial position of Northwest Natural Gas Company (doing business as NW Natural) and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying table of contents presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and this financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments as of January 1, 2001.



/s/PricewaterhouseCoopers LLP
Portland, Oregon
February 15, 2002

                          NORTHWEST NATURAL GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

Thousands, except per share amounts (year ended December 31)             2001       2000       1999
----------------------------------------------------------------------------------------------------

Operating revenues:
   Gross operating revenues .......................................   $650,252   $532,110   $455,834
   Cost of sales ..................................................    374,241    274,160    212,197
                                                                      --------   --------   --------
        Net operating revenues.....................................    276,011    257,950    243,637

Operating expenses:
   Operations and maintenance .....................................     83,920     77,817     73,209
   Taxes other than income taxes ..................................     32,240     28,351     24,652
   Depreciation, depletion and amortization .......................     49,640     47,440     51,008
                                                                      --------   --------   --------
        Total operating expenses ..................................    165,800    153,608    148,869
                                                                      --------   --------   --------
Income from continuing operations..................................    110,211    104,342     94,768


Other income ......................................................      1,334      3,860      4,816
Interest charges - net ............................................     33,805     33,561     30,052
                                                                      --------   --------   --------
Income before income taxes.........................................     77,740     74,641     69,532
Income taxes ......................................................     27,553     26,829     24,591
                                                                      --------   --------   --------


Net income from continuing operations .............................     50,187     47,812     44,941
Discontinued segment:
    Income from discontinued segment - net of tax .................         --         --        355
    Gain on sale of discontinued segment - net of tax .............         --      2,412         --
                                                                      --------   --------   --------
Net income.........................................................     50,187     50,224     45,296
    Redeemable preferred and preference stock dividend requirements      2,401      2,456      2,515
                                                                      --------   --------   --------
Earnings applicable to common stock ...............................   $ 47,786   $ 47,768   $ 42,781
                                                                      ========   ========   ========


Average common shares outstanding .................................     25,159     25,183     24,976
Basic earnings per share of common stock:
   From continuing operations .....................................   $   1.90   $   1.80   $   1.70
   From discontinued segment ......................................         --         --       0.01
   From gain on sale of discontinued segment ......................         --       0.10         --
                                                                      --------   --------   --------
     Total basic earnings per share ...............................   $   1.90   $   1.90   $   1.71
                                                                      ========   ========   ========

Diluted earnings per share of common stock:
   From continuing operations .....................................   $   1.88   $   1.79   $   1.69
   From discontinued segment ......................................         --         --       0.01
   From gain on sale of discontinued segment ......................         --       0.09         --
                                                                      --------   --------   --------
     Total diluted earnings per share .............................   $   1.88   $   1.88   $   1.70
                                                                      ========   ========   ========
Dividends per share of common stock ...............................   $  1.245   $   1.24   $  1.225
                                                                      ========   ========   ========


                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS



Thousands (year ended December 31)                                  2001                    2000                       1999
                                                          -----------------------------------------------------------------------

Earnings invested in the business:
Balance at beginning of year                              $ 134,189                $ 118,711                $ 106,513
Net income                                                   50,187    $ 50,187       50,224    $ 50,224       45,296    $ 45,296
Cash dividends paid:
    Redeemable preferred and preference stock                (2,410)                  (2,466)                  (2,525)
    Common stock                                            (31,307)                 (31,198)                 (30,569)
Common stock repurchased                                     (2,688)                  (1,080)                       -
Common stock expense                                            (21)                      (2)                      (4)
                                                          ---------               ----------                ----------
Balance at end of year                                    $ 147,950               $  134,189                $ 118,711
                                                          =========               ==========                ==========


Accumulated other comprehensive income (loss):
Balance at beginning of year                              $       -               $   (3,181)               $  (2,460)
Other comprehensive income (loss) - net of tax:
   Foreign currency translation adjustments
       from discontinued segment                                  -           -            -           -         (721)       (721)
   Recognition of foreign currency translation
        adjustment included in gain on sale of
        discontinued segment                                      -           -        3,181       3,181            -           -
   Minimum pension liability adjustment                        (148)       (148)           -           -            -           -
   Unrealized loss from price risk management
        activities                                             (227)       (227)           -           -            -           -
                                                          --------------------------------------------- -------------------------
Comprehensive income                                                   $ 49,812                 $ 53,405                $  44,575
                                                                       ========                 ========                =========
Balance at end of year                                    $    (375)              $        -                $  (3,181)
                                                          =========               ==========                =========



                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS

Thousands (December 31)                                    2001       2000
--------------------------------------------------------------------------------

Assets:
Plant and property:
   Utility plant ....................................   $1,465,079   $1,406,970
   Less accumulated depreciation ....................      514,629      478,138
                                                        ----------   ----------
        Utility plant - net .........................      950,450      928,832
                                                        ----------   ----------
  Non-utility property                                      18,203        8,649

  Less accumulated depreciation and depletion .......        3,677        3,451
                                                        ----------   ----------
        Non-utility property - net ..................       14,526        5,198
                                                        ----------   ----------
        Total plant and property ....................      964,976      934,030
                                                        ----------   ----------

Other investments ...................................       23,233       14,526
                                                        ----------   ----------

Current assets:
  Cash and cash equivalents .........................       10,440       11,283
  Accounts receivable, less allowance
       for uncollectible accounts of $1,962 in
       2001 and $1,867 in 2000 ......................       64,722       60,753
  Accrued unbilled revenue ..........................       57,749       45,619
  Inventories of gas, materials and supplies ........       49,337       46,883
  Prepayments and other current assets ..............       28,086       22,834
                                                        ----------   ----------
        Total current assets ........................      210,334      187,372
                                                        ----------   ----------
Regulatory assets:
  Income tax asset ..................................       48,469       49,515
  Deferred gas costs receivable .....................           --       16,973
  Unrealized loss on non-trading derivatives ........      111,641           --
  Unamortized loss on debt redemption ...............        6,970        7,433
  Other .............................................        5,302        9,524
                                                        ----------   ----------
        Total regulatory assets .....................      172,382       83,445
                                                        ----------   ----------

Other assets:
  Investment in life insurance ......................       53,033       49,112
  Other .............................................       11,064       10,228
                                                        ----------   ----------
        Total other assets ..........................       64,097       59,340
                                                        ----------   ----------
        Total assets ................................   $1,435,022   $1,278,713
                                                        ==========   ==========



                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS

Thousands (December 31)                                                2001           2000
--------------------------------------------------------------------------------------------

Capitalization and liabilities:
Capitalization (See Consolidated Statements of Capitalization):
  Common stock ................................................   $    79,889    $    79,905
  Premium on common stock .....................................       240,697        238,215
  Earnings invested in the business ...........................       147,950        134,189
  Accumulated other comprehensive income (loss) ...............          (375)            --
                                                                  -----------    -----------
        Total common stock equity .............................       468,161        452,309
  Redeemable preference stock .................................        25,000         25,000
  Redeemable preferred stock ..................................         9,000          9,750
  Long-term debt ..............................................       378,377        400,790
                                                                  -----------    -----------
        Total capitalization ..................................       880,538        887,849
                                                                  -----------    -----------


Current liabilities:
  Notes payable ...............................................       108,291         56,263
  Accounts payable ............................................        70,698        110,698
  Long-term debt due within one year ..........................        40,000         20,000
  Taxes accrued ...............................................        22,539          8,066
  Interest accrued ............................................         3,658          2,696
  Other current and accrued liabilities .......................        28,396         23,638
                                                                  -----------    -----------
        Total current liabilities .............................       273,582        221,361
                                                                  -----------    -----------


Regulatory liabilities:
  Customer advances ...........................................         1,985          1,720
  Deferred gas costs payable ..................................        10,089             --
                                                                  -----------    -----------
        Total regulatory liabilities ..........................        12,074          1,720
                                                                  -----------    -----------


Other liabilities:
  Deferred income taxes .......................................       130,424        141,656
  Fair value of non-trading derivatives .......................       111,868             --
  Deferred investment tax credits .............................         8,682          9,538
  Other .......................................................        17,854         16,589
                                                                  -----------    -----------
        Total other liabilities ...............................       268,828        167,783
                                                                  -----------    -----------
Commitments and contingencies (see Note 12) ...................            --             --
                                                                  -----------    -----------
     Total capitalization and liabilities .....................   $ 1,435,022    $ 1,278,713
                                                                  ===========    ===========



                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands (year ended December 31)                                            2001         2000         1999
--------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income from continuing operations ...............................   $  50,187    $  47,812    $  44,941
   Adjustments to reconcile net income to cash provided by continuing operations:
      Depreciation, depletion and amortization .........................      49,640       47,440       51,008
      Gain on sale of assets ...........................................          --         (491)          --
      Minimum pension liability adjustment .............................        (148)          --           --
      Unrealized loss from price risk management activities ............        (227)          --           --
      Deferred income taxes and investment tax credits .................     (12,088)       4,651       (5,015)
      Equity in (earnings) losses of investments .......................         321          221         (490)
      Allowance for funds used during construction .....................        (959)        (789)      (1,153)
      Deferred gas costs - net .........................................      27,062        3,977        6,845
      Regulatory accounts and other - net ..............................       1,345        4,333       (3,795)
                                                                           ---------    ---------    ---------
          Cash from continuing operations before working capital changes     115,133      107,154
                                                                                                        92,341
      Changes in operating assets and liabilities:
          Accounts receivable - net ....................................      (3,969)     (17,404)         792
          Accrued unbilled revenue .....................................     (12,130)     (14,069)       2,708
          Inventories of gas, materials and supplies ...................      (2,454)     (12,964)     (12,661)
          Accounts payable .............................................     (40,000)      42,535       16,910
          Accrued interest and taxes ...................................      15,435        1,988       (4,916)
          Other current assets and liabilities .........................        (494)     (20,000)      12,992
                                                                           ---------    ---------    ---------
      Cash provided by continuing operating activities .................      71,521       87,240      108,166
                                                                           ---------    ---------    ---------
      Cash provided by operations of discontinued segment ..............          --           --           46
                                                                           ---------    ---------    ---------
Investing activities:
   Acquisition and construction of utility plant assets ................     (71,943)     (80,444)    (109,144)
   Investment in non-utility property ..................................      (9,554)      (6,923)     (10,713)
   Deferred costs for pending purchase of PGE ..........................      (9,557)          --           --
   Proceeds from sale of discontinued segment ..........................          --       34,756           --
   Proceeds from sale of assets ........................................       3,256       21,012           --
   Other investments ...................................................         529          610          956
                                                                           ---------    ---------    ---------
      Cash used in investing activities ................................     (87,269)     (30,989)    (118,901)
Financing activities:
   Common stock issued .................................................       5,157        4,826        5,356
   Common stock repurchased ............................................      (5,792)      (2,441)          --
   Redeemable preferred stock retired ..................................        (750)        (814)        (935)
   Long-term debt issued ...............................................      18,000       75,000       40,000
   Long-term debt retired ..............................................     (20,000)     (60,000)     (10,000)
   Change in short-term debt ...........................................      52,028      (37,886)      12,717
   Cash dividend payments:
      Redeemable preferred and preference stock ........................      (2,410)      (2,466)      (2,525)
      Common stock .....................................................     (31,307)     (31,198)     (30,569)
   Foreign currency translation and capital stock expense ..............         (21)          (2)        (725)
                                                                           ---------    ---------    ---------
      Cash provided by (used in) financing activities ..................      14,905      (54,981)      13,319
Increase (decrease) in cash and cash equivalents .......................        (843)       1,270        2,630
Cash and cash equivalents - beginning of year ..........................      11,283       10,013        7,383
                                                                           ---------    ---------    ---------
Cash and cash equivalents - end of year ................................   $  10,440    $  11,283    $  10,013
                                                                           =========    =========    =========

--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:

      Interest .........................................................   $  33,034    $  35,592    $  30,506
      Income taxes .....................................................   $  25,201    $  22,552    $  27,302

--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activities:
   Conversion to common stock:

      7-1/4 % Series of Convertible Debentures .........................   $     413    $     589    $     359


                                       ------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

Thousands, except share amounts (December 31)                                          2001                    2000
----------------------------------------------------------------------------------------------------------------------------
Common stock equity:
  Common stock - par value $3-1/6 per share, authorized 60,000,000 shares:          $  79,889              $   79,905
    outstanding - 2001, 25,228,074 shares; 2000, 25,233,424 shares
  Premium on common stock                                                             240,697                 238,215
  Earnings invested in the business                                                   147,950                 134,189
  Accumulated other comprehensive income (loss)                                          (375)                      -
                                                                                    ---------               ---------
      Total common stock equity                                                       468,161      53%        452,309   51%
                                                                                    ---------               ---------
Redeemable preference stock, authorized 2,000,000 shares;
    $6.95 Series, stated value $100 per share; outstanding - 2001, 250,000
       shares; 2000, 250,000 shares                                                    25,000       3%         25,000    3%
Reedemable preferred stock, authorized 1,500,000 shares; $7.125 Series, stated
    value $100 per share; outstanding - 2001, 90,000
       shares; 2000, 97,500 shares                                                      9,000       1%          9,750    1%
Long-term debt:
  Medium-Term Notes
  First Mortgage Bonds:
    6.620% Series B due 2001                                                                -                  10,000
    8.050% Series A due 2002                                                           10,000                  10,000
    6.750% Series B due 2002                                                           10,000                  10,000
    5.550% Series B due 2002                                                           20,000                  20,000
    6.400% Series B due 2003                                                           20,000                  20,000
    6.340% Series B due 2005                                                            5,000                   5,000
    6.380% Series B due 2005                                                            5,000                   5,000
    6.450% Series B due 2005                                                            5,000                   5,000
    6.050% Series B due 2006                                                            8,000                       -
    6.800% Series B due 2007                                                           10,000                  10,000
    6.500% Series B due 2008                                                            5,000                   5,000
    7.450% Series B due 2010                                                           25,000                  25,000
    6.665% Series B due 2011                                                           10,000                       -
    8.260% Series B due 2014                                                           10,000                  10,000
    7.000% Series B due 2017                                                           40,000                  40,000
    6.600% Series B due 2018                                                           22,000                  22,000
    8.310% Series B due 2019                                                           10,000                  10,000
    7.630% Series B due 2019                                                           20,000                  20,000
    9.050% Series A due 2021                                                           10,000                  10,000
    7.250% Series B due 2023                                                           20,000                  20,000
    7.500% Series B due 2023                                                            4,000                   4,000
    7.520% Series B due 2023                                                           11,000                  11,000
    7.720% Series B due 2025                                                           20,000                  20,000
    6.520% Series B due 2025                                                           10,000                  10,000
    7.050% Series B due 2026                                                           20,000                  20,000
    7.000% Series B due 2027                                                           20,000                  20,000
    6.650% Series B due 2027                                                           20,000                  20,000
    6.650% Series B due 2028                                                           10,000                  10,000
    7.740% Series B due 2030                                                           20,000                  20,000
    7.850% Series B due 2030                                                           10,000                  10,000
  Unsecured:
    8.470% Series A due 2001                                                                -                  10,000
  Convertible Debentures
    7-1/4% Series due 2012                                                              8,377                   8,790
                                                                                    ---------               ---------
                                                                                      418,377                 420,790
  Less long-term debt due within one year                                              40,000                  20,000
                                                                                    ---------               ---------
    Total long-term debt                                                              378,377      43%        400,790   45%
                                                                                    ---------     ----      ---------  ----
      Total capitalization                                                          $ 880,538     100%      $ 887,849  100%
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

Northwest Natural Gas Company Notes to
Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

Organization and Principles of Consolidation
--------------------------------------------

     The consolidated financial statements include:

     Regulated utility:
          Northwest Natural Gas Company (NW Natural)
     Non-regulated subsidiary businesses:
          NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary
          Northwest Energy Corporation (Northwest Energy or Holding Company), a
            wholly-owned subsidiary formed in 2001
          Canor Energy, Ltd. (Canor), a majority-owned subsidiary reclassified as a discontinued segment in 1999 and sold in 2000

     Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

     Investments in corporate joint ventures and partnerships in which the Company's ownership interest is 50 percent or less and over which the Company does not exercise control, are accounted for by the equity method or the cost method (see Note 9).

     Certain amounts from prior years have been reclassified to conform with the 2001 presentation. These reclassifications had no impact on prior year results of operations.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and changes would be reported in future periods. Management believes that the estimates used are reasonable.

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

     In applying SFAS No. 71, NW Natural has capitalized certain costs and benefits as regulatory assets and liabilities pursuant to orders of the OPUC or WUTC in general rate or expense deferral proceedings, to provide for recovery of revenues or expenses from, or refunds to, utility customers in future periods. At Dec. 31, 2001 and 2000, regulatory tax assets were $48.5 million and $49.5 million, respectively, while other regulatory assets and liabilities (net) were $111.8 million and $32.2 million, respectively.

     If NW Natural should determine in the future that all or a portion of these regulatory assets and liabilities no longer meet the criteria for continued application of SFAS No. 71, it would be required to write off the related balances of its regulatory assets as a charge to its income statement.

Recent Accounting Pronouncements
--------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill and other intangibles with indefinite lives to be tested for impairment at least annually rather than being amortized as previously required. SFAS No. 142 is effective for fiscal years beginning after Dec. 15, 2001. The Company is evaluating the impact these new standards may have on its financial position or results of operations upon adoption effective Jan. 1, 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. The liability for the asset retirement obligation is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently evaluating the impact of this statement upon its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after Dec. 15, 2001. SFAS No. 144 develops a single accounting model for all long-lived assets disposed of and requires that these assets be measured at the lower of book value or fair value less selling costs. SFAS No. 144 also expands the scope of discontinued operations to include all components of an entity that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. Implementation of this statement is not expected to have a material impact upon either the Company's financial position or results of operations.

Utility Plant
-------------

     Utility plant for NW Natural is stated at cost (see Note 9). When a depreciable unit of property is retired, the cost is removed from both utility plant and accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

     NW Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 3.5 percent of average depreciable plant in both 2001 and 2000 and 4.0 percent in 1999. The depreciation rate approximates the economic life of the utility property.

     Certain additions to utility plant include an allowance for funds used during construction (AFUDC), a non-cash item. AFUDC represents the cost of funds borrowed during construction and is calculated using actual commercial paper interest rates. If commercial paper borrowings are insufficient to finance the total construction work in progress, then a composite rate of interest on all debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. NW Natural's weighted average AFUDC rates were
     6.2 percent in 2001 and 6.0 percent for both 2000 and 1999.

Cash and Cash Equivalents
-------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

Revenue Recognition
-------------------

     Utility revenues are derived primarily from the sale and transportation of natural gas. Utility revenue from gas sales and transportation is recognized when the gas is delivered to and received by the customer. Estimated revenues are accrued for gas deliveries not billed to customers from meter reading dates to month end (unbilled revenue) and are reversed the following month when actual billings occur.

     Revenues from non-utility services, including gas storage services, are recognized upon delivery of the service to customers.

Inventories
-----------

     Inventories, consisting primarily of natural gas in storage, are stated at the lower of average cost or net realizable value.

Derivatives Policy
------------------

     NW Natural's Derivatives Policy sets forth the guidelines for using selected financial derivative products to support prudent risk management strategies within designated parameters. The Policy allows for the use of derivatives to manage commodity prices related to natural gas purchases, foreign currency prices related to gas purchase commitments from Canada, oil or propane commodity prices related to gas sales and transportation services under rate schedules pegged to other commodities, and interest rates related to long-term debt maturing in less than five years or expected to be issued in future periods. NW Natural's objectives for using derivatives are to decrease the volatility of earnings and cash flows associated with changes in commodity prices, foreign currency prices and interest rates. Use of derivatives is permitted only after the commodity price, exchange rate, and interest rate exposures have been identified, are determined to exceed defined tolerance levels and are considered to be unavoidable because they are necessary to support normal business activities (see Note 11). The Policy is intended to prevent speculative risk. NW Natural does not enter into derivative instruments for trading purposes and believes that any increase in market risk created by holding derivatives should be offset by the exposures they modify.

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on Jan. 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 also requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met.

     NW Natural designates its derivatives as fair value or cash flow hedges based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change. For a derivative designated as a cash flow hedge, the effective portion of the derivative gain or loss is initially reported in accumulated other comprehensive income (OCI) unless the derivative is subject to deferral under NW Natural's regulated tariffs with the OPUC or the WUTC. The ineffective portion of the gain or loss in a cash flow hedge is reported in earnings immediately. Effectiveness is measured by comparing changes in cash flows of the hedged item to gains or losses on derivative instruments.

     NW Natural's primary hedging activities, i.e. natural gas commodity price and foreign currency exchange rates, are accounted for as cash flow hedges under SFAS No. 133 and are subject to regulatory deferral pursuant to

     SFAS No. 71. Unrealized gains and losses from mark-to-market valuations of these contracts are reported as derivative assets or liabilities and offset by a corresponding deferred account balance included under "Regulatory assets." Due to their regulatory deferral treatment, effective portions of changes in the fair value of these derivatives are not recorded in OCI but are recognized as a regulatory asset or liability. Ineffective portions of changes in the fair value for these contracts are recognized in current earnings.

     NW Natural documents all relationships between its hedge contracts and hedged items, as well as its risk management objective and strategy. This process includes specific identification of the type of contract, the details of the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be measured. Both at the inception of the hedge and on an ongoing basis, NW Natural measures the effectiveness of the derivatives used in hedge transactions.

Income Taxes
------------

     NW Natural uses the balance sheet method of accounting for deferred income taxes. Deferred tax liabilities and assets reflect the expected future tax consequences, based on enacted tax law, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts (see Note 8).

     Consistent with rate and accounting orders of regulatory authorities, deferred income taxes are not currently collected for those temporary income tax differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. NW Natural has recorded a regulatory tax asset for amounts pending recovery from customers in future rates. These amounts are primarily differences between the book and tax bases of net utility plant in service. This asset balance was $48.5 million and $49.5 million at Dec. 31, 2001 and 2000, respectively.

     Investment tax credits on utility property additions and leveraged leases which reduce income taxes payable are deferred for financial statement purposes and are amortized over the life of the related property or lease. Investment and energy tax credits generated by non-regulated subsidiaries are amortized over a period of one to five years.

Other Income
------------

     Other income consists of interest income, gain on sale of assets, investment income of Financial Corporation, and other miscellaneous income from merchandise sales, rents, an aircraft lease and other items.

Earnings Per Share
------------------

     Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Diluted earnings per share reflect the potential effects of the conversion of convertible debentures and the exercise of stock options. Diluted earnings are calculated as follows:

     Thousands, except per share amounts                       2001        2000        1999
     ----------------------------------------------------------------------------------------
     Earnings applicable to common stock                    $  47,786   $  47,768   $  42,781
       Debenture interest less taxes                              370         389         415
                                                            ---------   ---------   ---------
     Net income available for diluted common stock          $  48,156      48,157      43,196
                                                            =========   =========   =========
     Average common shares outstanding                         25,159      25,183      24,976
       Stock options                                               32          13          21
       Convertible debentures                                     421         442         471
                                                            ---------   ---------   ---------
     Diluted average common shares outstanding                 25,612      25,638      25,468
                                                            =========   =========   =========
     Diluted earnings per share of common stock             $    1.88    $   1.88   $    1.70
                                                            =========   =========   =========

2.   CONSOLIDATED SUBSIDIARY OPERATIONS AND SEGMENT INFORMATION:
----------------------------------------------------------------

     At Dec. 31, 2001, the Company had one active subsidiary, Financial Corporation, a wholly-owned subsidiary. Northwest Energy, which was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE is completed, had no active operations in 2001. One discontinued segment, Canor, a majority-owned subsidiary, was sold in January 2000.

     The Company principally operates in a business segment consisting of the distribution of natural gas ("Utility"). Another segment, which was immaterial prior to Jan. 1, 2001, consists of natural gas storage services provided to interstate customers using certain storage capacity not required from time to time for service to utility customers ("Gas Storage"). The remaining segment primarily consists of non-regulated investments, including alternative energy projects in California, oil and gas exploration properties which were sold in 2000, a Boeing 737-300 aircraft leased to Continental Airlines and deferred costs in the pending purchase of PGE ("Other").

NNG Financial Corporation
-------------------------

     Financial Corporation has several financial investments, including investments as a limited partner in solar electric generating systems, windpower electric generating projects, a hydroelectric facility and low-income housing projects. In 2000, Financial Corporation sold its remaining interests in certain gas producing properties in the western United States (see Note 9).

Canor Energy, Ltd.
------------------

     On Jan. 26, 2000, the Company sold its interest in Canor, an Alberta, Canada corporation that had been engaged in natural gas and oil exploration, development and production in Alberta and Saskatchewan, Canada. The after-tax gain from the sale was $2.4 million, net of Canadian tax on dividends ($0.6 million) and U.S. income tax ($2.8 million), and is shown as gain on sale of discontinued segment.

     The Company's consolidated financial statements for 1999 were reclassified to reflect Canor as a discontinued segment. Accordingly, Canor's operating revenues and expenses are included in income from discontinued segment for 1999, and its cash flows are reported as cash provided by operations of, and proceeds from sale of, discontinued segment.

Segment Information
-------------------

     The following table presents information about reportable segments for 2001, 2000 and 1999. Inter-segment transactions are insignificant.

     Thousands                                         Utility    Gas Storage     Other        Total
     --------------------------------------------------------------------------------------------------------------
     2001
     ----
     Net operating revenues                          $  271,473   $    4,368   $      170   $  276,011
     Depreciation, depletion and amortization            49,413          227            -       49,640
     Other operating expenses (income)                  115,708          489          (37)     116,160
     Income from operations                             106,352        3,652          207      110,211
     Income (loss) from financial investments                 -            -         (321)        (321)
     Net income from continuing operations               47,313        2,112          762       50,187
     Total assets at Dec. 31                          1,391,156       14,243       29,623    1,435,022

     2000
     ----
     Net operating revenues                          $  257,361   $      258    $     331   $  257,950
     Depreciation, depletion and amortization            47,430           10            -       47,440
     Other operating expenses                           106,027           81           60      106,168
     Income from operations                             103,904          167          271      104,342
     Income (loss) from financial investments                 -            -         (221)        (221)
     Net income from continuing operations               47,519          102          191       47,812
     Gain on sale of discontinued segment                     -            -        2,412        2,412
     Total assets at Dec. 31                          1,252,747        4,919       21,047    1,278,713

     1999
     -----
     Net operating revenues                          $  243,269   $        -    $     368   $  243,637
     Depreciation, depletion and amortization            50,841            -          167       51,008
     Other operating expenses                            97,684            -          177       97,861
     Income from operations                              94,744            -           24       94,768
     Income (loss) from financial investments                 -            -          (82)         (82)
     Net income from continuing operations               44,323            -          618       44,941
     Net income from discontinued segment                     -            -          355          355
     Total assets at Dec. 31                          1,197,673            -       46,750    1,244,423

3.   CAPITAL STOCK:
-------------------

Common Stock
------------

     At Dec. 31, 2001, NW Natural had reserved 191,277 shares of common stock for issuance under the Employee Stock Purchase Plan, 725,953 shares under its Dividend Reinvestment and Stock Purchase Plan, 769,058 shares under its Restated Stock Option Plan (formerly the 1985 Stock Option Plan) (see Note
     4), 481,571 shares for future conversions of its 7-1/4% Convertible Debentures and 3,000,000 shares under the Shareholder Rights Plan.

Redeemable Preference Stock
---------------------------

     The $6.95 Series of Preference Stock is not redeemable prior to Dec. 31, 2002, but is subject to mandatory redemption on that date.

Redeemable Preferred Stock
--------------------------

     The mandatory preferred stock redemption requirements aggregate $0.8 million in each of 2002, 2003, 2004, 2005 and 2006. These requirements are non-cumulative. At any time NW Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on the common stock or the preference stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

     The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. On or after May 1, 2001, shares of the $7.125 Series are redeemable at a price of $103.325 per share, decreasing each year thereafter to $100 per share on or after May 1, 2008.

Stock Repurchase Program
------------------------

     In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of its common stock through a repurchase program that was extended through May 2002. Purchases are made in the open market or through privately negotiated transactions. As of Dec. 31, 2001, the Company had repurchased 355,400 shares of common stock at a total cost of $8.2 million.

The following table shows the changes in the number of shares of NW Natural's capital stock and the premium on common stock for the years 2001, 2000 and 1999:


                                                    -------------   --------Shares-------------------    Premium on
                                                                       Redeemable       Redeemable         common
                                                      Common           preference       preferred          stock
                                                      stock              stock           stock           (thousands)
                                                    --------------  ----------------  ---------------   ------------

Balance, Dec. 31, 1998                              24,853,121         250,000           114,985         $  229,650
        Sales to employees                              13,619               -                 -                295
        Sales to stockholders                          188,821               -                 -              4,028
        Exercise of stock options - net                 18,355               -                 -                334
        Conversion of convertible
          debentures to common                          18,022               -                 -                301
        Sinking fund purchases                               -               -            (9,342)                 -
                                                    --------------  ----------------   ---------------    -----------

Balance, Dec. 31, 1999                              25,091,938         250,000           105,643            234,608
        Sales to employees                              14,696               -                 -                278
        Sales to stockholders                          199,920               -                 -              3,769
        Exercise of stock options - net                  5,990               -                 -                 81
        Conversion of convertible
          debentures to common                          29,580               -                 -                495
        Stock repurchases                             (108,700)              -                 -             (1,016)
        Sinking fund purchases                               -               -            (8,143)                 -
                                                    --------------  ----------------   ---------------    -----------

Balance, Dec. 31, 2000                              25,233,424         250,000            97,500            238,215
        Sales to employees                              30,952               -                 -                498
        Sales to stockholders                          177,624               -                 -              3,854
        Exercise of stock options - net                 12,289               -                 -                110
        Conversion of convertible
          debentures to common                          20,485               -                 -                343
        Stock repurchases                             (246,700)              -                 -             (2,323)
        Sinking fund purchases                               -               -            (7,500)                 -
                                                    --------------  ----------------   ---------------    -----------


Balance, Dec. 31, 2001                              25,228,074         250,000             90,000        $  240,697
                                                    ==============  ================   ===============   ============

4.   STOCK-BASED COMPENSATION:
-----------------------------

     NW Natural has the following stock-based compensation plans: the Long-Term Incentive Plan (LTIP); the Restated Stock Option Plan (Restated SOP); the Employee Stock Purchase Plan (ESPP); and the Non-Employee Directors Stock Compensation Plan (NEDSCP). These plans are designed to promote stock ownership in the Company by employees, officers and directors. NW Natural applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in its accounting for stock-based compensation plans.

     NW Natural's shareholders approved the LTIP effective Jan. 1, 2001, to provide a flexible, competitive compensation program for employees, officers and outside directors. An aggregate of 500,000 shares of common stock was authorized for grants under the LTIP as stock bonus, restricted stock or performance-based stock awards. Shares awarded under the LTIP are purchased on the open market. To date, NW Natural has granted two performance-based awards, one based on a two-year performance period (2001-2002) and the other based on a three-year performance period (2001-2003), and a restricted stock award. At Dec. 31, 2001, the aggregate target award for each of the performance-based awards was 40,000 shares and the maximum award was 80,000 shares each. The final award depends on the attainment of certain return on equity performance goals. The restricted stock award consists of 4,500 shares granted in 2001 with a vesting period of 65 months. The LTIP stock awards are compensatory awards for which compensation expense is accrued based upon the market value for performance shares earned, or a pro rata amortization over the vesting period for restricted shares. Total compensation expense accrued under the LTIP in 2001 was $0.2 million, including accrued dividends.

     The Restated SOP authorizes an aggregate of 1,200,000 shares of common stock for issuance as incentive or non-statutory stock options. These options may be granted only to officers and key employees designated by a committee of NW Natural's Board of Directors. All options are granted at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. Option holders may exchange shares they have owned for at least one year, at the current market price, to purchase shares at the option price.

     Since inception in 1985, options on 937,171 shares of common stock have been granted at prices ranging from $11.75 to $27.875 per share, and options on 110,921 shares have expired. In accordance with APB No. 25, no compensation expense is recognized for the Restated SOP or the ESPP. If compensation expense for awards under the Restated SOP and the ESPP had been determined based on fair value at the grant dates using the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                          2001           2000           1999
                                                          ----           ----           ----
     Earnings applicable to common stock ($000):
     -------------------------------------------
            As reported                               $  47,786       $ 47,768       $ 42,781
            Pro forma                                    47,232         47,190         42,525
     Basic earnings per share
            As reported                               $    1.90       $   1.90       $   1.71
            Pro forma                                      1.88           1.87           1.70
     Diluted earnings per share
            As reported                               $    1.88       $   1.88       $   1.70
            Pro forma                                      1.86           1.86           1.69

     For purposes of determining the pro forma expense, the fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: a dividend yield of 4.9 and 4.7 percent; expected volatility of 31.0 and 31.4 percent; and, for grants made in both years, a risk-free interest rate of 5 percent and expected lives of seven years. No stock options were granted in 1999. The fair value at Dec. 31, 2001 of stock options granted during 2001 was $17.34.

     Information regarding the Restated SOP's activity is summarized as follows:

                                                                                          Exercise Price Per Share
                                                                                     -------------------------------------
                                                                                                            Weighted
                                                                      Shares              Range             Average
                                                                 ---------------------------------------------------------

     Options outstanding at Dec. 31, 1998                            320,032          $16.59-27.875         24.06
                  Exercised                                          (19,820)          20.17-24.000         21.81
                  Expired                                            (10,000)             27.875            27.88
                                                                 ---------------
    Options outstanding at Dec. 31, 1999                             290,212           16.59-27.875         24.08
                  Granted                                            153,000           20.25-22.875         20.36
                  Exercised                                          (14,207)          16.59-24.000         22.63
                  Expired                                            (13,000)          20.25-27.875         24.36
                                                                 ---------------
    Options outstanding at Dec. 31, 2000                             416,005           20.17-27.875         22.75
                  Granted                                             15,000              24.91             24.91
                  Exercised                                          (12,289)          20.17-20.920         20.36
                  Expired                                            (31,625)          20.25-27.875         24.31
                                                                 ---------------
    Options outstanding at Dec. 31, 2001                             387,091           20.25-27.875         22.79


     The weighted average characteristics of outstanding stock options at Dec. 31, 2001 were as follows:


                                   Outstanding Options                                        Exercisable Options
         -------------------------------------------------------------------------   -------------------------------------
             Range of                                                                                       Weighted
             Exercise                                                Remaining                              Average
              Prices                      Shares                       Life               Shares             Price
         -------------------------------------------------------------------------   -------------------------------------
         $20.250 - $27.875                387,091                      6.10               273,891            $23.54

     The ESPP, as amended in 2000, allows employees to purchase common stock at 85 percent of the average bid and ask market price on the subscription date which is set annually. Each eligible employee may purchase up to 900 shares through payroll deduction over a six to 12-month period.

     Non-employee directors are granted stock awards annually under the Company's NEDSCP. These director stock awards are vested over five years, and compensation expense is amortized over the vesting period. Non-employee directors also may elect to receive shares of common stock instead of a cash payment for their fees and retainers under a separate plan.

5.   LONG-TERM DEBT:
--------------------

     The issuance of first mortgage bonds, including secured medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by property, retained earnings and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on substantially all of NW Natural's utility property.

     The 7-1/4 % Series of Convertible Debentures may be converted at any time into 50-1/4 shares of common stock for each $1,000 face value ($19.90 per share).

     The maturities for the five years ending Dec. 31, 2006 on the long-term debt outstanding at Dec. 31, 2001 amount to: $40 million in 2002, $20 million in 2003, no maturity in 2004, $15 million in 2005 and $8 million in 2006. Holders of certain medium-term notes have put options that, if exercised, would accelerate the maturity of long-term debt by $10 million in 2002 and 2005.

6.   NOTES PAYABLE AND LINES OF CREDIT:
---------------------------------------

     The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural. The amounts and average interest rates of commercial paper outstanding at Dec. 31 were as follows:

                            -----------2001---------- ------------2000----------
Thousands                       Amount        Rate           Amount      Rate
---------                       ------        ----           ------      ----

NW Natural                     $ 108,291      2.6%          $ 56,263     6.5%
Financial Corporation                  -                           -
                           -------------               -------------
Total                          $ 108,291                    $ 56,263
                           =============               =============

     NW Natural has available through Sept. 30, 2002 committed lines of credit with four commercial banks totaling $150 million. In addition, Financial Corporation has available through Sept. 30, 2002 committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

     Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Dec. 31, 2001 or 2000.

7.   PENSION AND OTHER POSTRETIREMENT BENEFITS:
-----------------------------------------------

     NW Natural has two qualified non-contributory defined benefit pension plans covering all regular employees with more than one year of service, a non-qualified supplemental pension plan for eligible executive officers and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the three-year period ended Dec. 31, 2001 and a statement of the funded status and amounts recognized in the consolidated balance sheets as of Dec. 31, 2001, 2000 and 1999:


                                                             Pension Benefits                        Other Benefits
                                          ---------------------------------------------------------------------------

Thousands                                    2001        2000         1999           2001         2000        1999
---------                                    ----        ----         ----           ----         ----        ----

Change in benefit obligation:
  Benefit obligation at Jan. 1            $146,802    $136,198     $142,619      $  14,069   $  11,902    $  15,717

  Service cost                               3,964       3,475        4,259            325         234          162
  Interest cost                             11,332      10,312        9,379          1,116         995          715
  Expected benefits paid                    (9,152)     (8,035)      (6,911)          (942)       (878)        (766)
  Plan amendments                            1,838          12        4,057          2,419           -       (1,583)
  Net actuarial (gain) loss                 11,967       4,840      (17,205)             -       1,816       (2,343)
                                           --------    --------     --------      ---------   ---------    ---------
  Benefit obligation at Dec. 31            166,751     146,802      136,198         16,987      14,069       11,902
                                           --------    --------     --------      ---------   ---------    ---------

Change in plan assets:
  Fair value of plan assets at Jan. 1      190,451     193,427      175,554              -           -            -
  Actual return on plan assets             (13,077)      4,351       24,104              -           -            -
  Employer contributions                       742         708          680            942         878          766
  Benefits paid                             (9,152)     (8,035)      (6,911)          (942)       (878)        (766)
                                           --------    --------     --------      ---------   ---------    ---------
  Fair value of plan assets at Dec. 31     168,964     190,451      193,427              -           -            -
                                           --------    --------     --------      ---------   ---------    ---------

Funded status:
  Funded status at Dec. 31                   2,212      43,649       57,229         (16,987)   (14,069)     (11,902)
  Unrecognized transition obligation           351         701        1,035           4,795      5,232        5,667
  Unrecognized prior service cost            8,575       8,022        9,184             172        191          210
  Unrecognized net actuarial
     (gain) loss                            (2,956)    (47,661)     (67,656)          3,405      1,061         (755)
                                           --------    --------     --------       ---------   ---------    ---------
  Net amount recognized                   $  8,182    $  4,711      $  (208)       $ (8,615)   $(7,585)     $(6,780)
                                          =========   =========     =========      =========   =========    =========


Amounts recognized in the
     consolidated balance sheets
     at Dec. 31:
  Prepaid benefit cost                    $ 17,211    $ 13,150      $ 7,712        $      -    $     -      $     -
  Accrued benefit liability                 (9,346)     (8,932)      (8,578)         (8,615)    (7,585)      (6,780)
  Intangible asset                             169         493          658               -          -            -
  Other comprehensive loss                     148           -            -               -          -            -
                                           --------    --------     ---------      ----------   --------     --------
  Net amount recognized                   $  8,182    $  4,711      $  (208)       $ (8,615)   $(7,585)    $ (6,780)
                                          =========   =========     =========      ==========  =========    =========

     For each of the periods presented, the Company's non-qualified supplemental pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's aggregate accumulated benefit obligation was $10.7 million, $10.4 million and $9.8 million at Dec. 31, 2001, 2000 and 1999, respectively. There were no plan assets in the non-qualified plan due to the nature of the plan, but the Company funds its obligation with trust-owned life insurance. The amount of the life insurance coverage is designed to provide sufficient returns to recover all costs of the plan. The Company's plans for providing postretirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans is $17.0 million, $14.1 million and $11.9 million at Dec. 31, 2001, 2000 and 1999, respectively.

     The following tables provide the components of net periodic cost (benefit) for the plans for the years ended Dec. 31, 2001, 2000 and 1999, and the assumptions used in the measurement of these costs and the Company's benefit obligations:


                                                             Pension Benefits                        Other Benefits
                                          ---------------------------------------------------------------------------

Thousands                                    2001        2000         1999           2001         2000        1999
---------                                    ----        ----         ----           ----         ----        ----

  Service cost                            $  3,964    $  3,475      $ 4,259        $   325     $   234      $   162
  Interest cost                             11,332      10,312        9,379          1,116         995          715
  Expected return on plan assets           (17,198)    (16,056)     (15,570)             -           -            -
  Amortization of transition
     obligation                                351         334           37            436         436          436
  Amortization of prior service cost         1,284       1,174          827             19          19            -
  Recognized actuarial (gain) loss          (2,464)     (3,449)        (781)            75           -          (35)
  Special termination benefits                   -           -        1,410              -           -            -
                                           --------    --------     --------       ---------   ---------    ---------
  Net periodic cost (benefit)              $(2,731)    $(4,210)     $  (439)       $ 1,971     $ 1,684      $ 1,278
                                          =========   =========     =========      =========   =========    =========


Weighted average assumptions as
 of Dec. 31:

 Discount rate                                 7.25%        7.50%        7.75%       7.25%       7.50%        7.75%
 Expected return on plan assets                9.00%        9.00%       10.00%         n/a         n/a          n/a
 Rate of compensation increase            4.25-5.00%   4.25-5.00%   4.25-5.00%         n/a         n/a          n/a


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0 percent during 2001. The rate was assumed to decrease gradually each year to a rate of 4.5 percent for 2005 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

Thousands                                           1% Increase     1% Decrease
---------
Effect on the total service and interest cost
 components of net periodic postretirement
 health care benefit cost                            $     66       $    (60)
Effect on the health care component of the
 accumulated postretirement benefit obligation       $    402       $   (365)

NW Natural also has a qualified defined contribution plan under Internal Revenue Code Section 401(k) and a non-qualified deferred compensation plan for eligible employees. These plans are designed to enhance the retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. NW Natural's matching contributions to these plans totaled $1.3 million in both 2001 and 2000, and $1.0 million in 1999.

8.   INCOME TAXES:
------------------

     A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:

Thousands                                                             2001          2000          1999
---------------------------------------------------------------------------------------------------------
Computed income taxes based on statutory federal income
tax rate of 35%                                                    $  27,209     $  26,124     $  24,336

Increase (reduction) in taxes resulting from:
     Difference between book and tax depreciation                        222           222           222
     Current state income tax, net of federal tax benefit              2,672         2,622         2,450
     Federal income tax credits                                         (362)         (357)         (357)
     Amortization of investment tax credits                             (855)         (855)         (855)
     Removal costs                                                      (508)         (480)         (485)
     Reversal of amounts provided in prior years                         (72)          (25)         (655)
     Gains on Company and trust-owned life insurance                    (576)         (611)         (703)
     Other - net                                                        (177)          189           638
                                                                   ---------     ---------     ---------
Total provision for income taxes                                   $  27,553     $  26,829     $  24,591
                                                                   =========     =========     =========
Total income taxes paid                                            $  25,201     $  22,552     $  27,302
                                                                   =========     =========     =========

     The provision for income taxes consists of the following:

Thousands                                                             2001          2000          1999
---------------------------------------------------------------------------------------------------------
Income taxes currently payable:
     Federal                                                       $  32,682     $  18,228     $  20,518
     State                                                             5,912         2,444         3,288
                                                                   ---------     ---------     ---------
         Total                                                        38,594        20,672        23,806
                                                                   ---------     ---------     ---------

Deferred taxes - net:
     Federal                                                          (8,606)        7,495         1,283
     State                                                            (1,580)         (483)          357
                                                                   ---------     ---------     ---------
         Total                                                       (10,186)        7,012         1,640
                                                                   ---------     ---------     ---------

Investment and energy tax credits restored:
     From utility operations                                            (800)         (800)         (800)
     From subsidiary operations                                          (55)          (55)          (55)
                                                                   ---------     ---------     ---------
         Total                                                          (855)         (855)         (855)
                                                                   ---------     ---------     ---------

Total provision for income taxes                                   $  27,553     $  26,829     $  24,591
                                                                   =========     =========     =========

Percentage of pretax income                                            35.4%         35.9%         35.4%
                                                                   =========     =========     =========


     Deferred tax assets and liabilities are comprised of the following:

Thousands                                                             2001          2000          1999
---------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment                                 $ 127,787     $ 123,559     $ 114,664
     Regulatory asset                                                 13,303        14,349        15,894
                                                                   ---------     ---------     ---------
          Total                                                      141,090       137,908       130,558
                                                                   ---------     ---------     ---------

Deferred tax assets:
     Regulatory asset (liability)                                      2,270        (9,558)      (10,784)
     Other deferred assets                                             8,396         5,810         5,192
                                                                   ---------     ---------     ---------
          Total                                                       10,666        (3,748)       (5,592)
                                                                   ---------     ---------     ---------

Net accumulated deferred income tax liability                      $ 130,424     $ 141,656     $ 136,150
                                                                   =========     =========     =========

9.   PROPERTY AND INVESTMENTS:
------------------------------

     The following table sets forth the major classifications of NW Natural's utility plant and accumulated depreciation at Dec. 31:

                                                                2001                          2000
                                                     --------------------------    --------------------------
                                                                      Average                       Average
                                                                   Depreciation                  Depreciation
     Thousands                                          Amount         Rate           Amount         Rate
     --------------------------------------------------------------------------------------------------------
     Transmission and distribution                   $  1,196,825      3.4%        $  1,144,107      3.3%
     Utility storage                                      104,603      2.6%             103,506      2.7%
     General                                               80,411      2.9%              82,723      6.3%
     Intangible and other                                  52,170      9.8%              46,344      5.5%
                                                     ------------                  ------------
          Utility plant in service                      1,434,009      3.5%           1,376,680      3.5%
     Gas stored long-term                                  11,301                        11,301
     Construction work in progress                         19,769                        18,989
                                                     ------------                  ------------
          Total utility plant                           1,465,079                     1,406,970
     Less accumulated depreciation                        514,629                       478,138
                                                     ------------                  ------------

          Utility plant - net                        $    950,450                  $    928,832
                                                     ============                  ============

     The following table summarizes the Company's investments in non-utility plant at Dec. 31:

     Thousands                                            2001                         2000
     -------------------------------------------------------------------------------------------
     Non-utility storage                             $     14,480                  $     4,929
     Dock, land and oil station                             3,716                        3,713
     Other                                                      7                            7
                                                     ------------                  -----------
          Total non-utility plant                          18,203                        8,649
     Less accumulated depreciation                          3,677                        3,451
                                                     ------------                  -----------
          Non-utility plant - net                    $     14,526                  $     5,198
                                                     ============                  ===========

     The Canadian oil and gas properties were included in investment in a discontinued segment (see Note 2) and the Port of Portland building was classified as property held for sale. Both were sold in 2000. Also in 2000, Financial Corporation sold domestic oil and gas properties that had been included in other non-utility plant as of Dec. 31, 1999 ($4.9 million).

     The following table summarizes the Company's investments in entities accounted for under the equity and cost methods, and its investment in an aircraft leveraged lease at Dec. 31:

     Thousands                                            2001                         2000
     -------------------------------------------------------------------------------------------
     Deferred costs for pending purchase of PGE      $      9,557                  $         -
     Aircraft leveraged lease                               6,987                        7,479
     Gas pipeline and other                                 3,234                        1,776
     Electric generation                                    3,155                        4,898
     Long-term notes receivable                               300                          373
                                                     ------------                  -----------
          Total investments and other                $     23,233                  $    14,526
                                                     ============                  ===========

     Financial Corporation has ownership interests ranging from 4.0 to 5.3 percent in solar electric generation plants located near Barstow, California. Power generated by these plants is sold to Southern California Edison Company under long-term contracts. Financial Corporation also has ownership interests ranging from 25 to 41 percent in windpower electric generation projects located near Livermore and Palm Springs, California. The wind-generated power is sold to Pacific Gas and Electric Company and Southern California Edison Company under long-term contracts.

     In 1987, the Company invested in a Boeing 737-300 aircraft, which is leased to Continental Airlines for 20 years under a leveraged lease agreement.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of NW Natural's financial instruments have been determined using available market information and appropriate valuation methodologies. The following are financial instruments whose carrying values are sensitive to market conditions:

                                                    Dec. 31, 2001                    Dec. 31, 2000
                                              ------------------------         ------------------------
                                               Carrying     Estimated           Carrying     Estimated
     Thousands                                  Amount      Fair Value           Amount      Fair Value
     --------------------------------------------------------------------------------------------------
     Redeemable preference stock              $  25,000     $  25,347          $  25,000     $  22,750
     Redeemable preferred stock               $   9,000     $   9,256          $   9,750     $   9,750
     Long-term debt including amount due
       within one year                        $ 418,377     $ 407,239          $ 420,790     $ 460,929

     --------------------------------------------------------------------------------------------------


     Fair value of the redeemable preference stock and the redeemable preferred stock was estimated using quoted market prices. Interest rates for debt with similar terms and remaining maturities were used to estimate fair value for debt issues.


     The carrying amount of long-term notes receivable approximated fair value at Dec. 31, 2001 and 2000.

11.  USE OF FINANCIAL DERIVATIVES:
----------------------------------

     NW Natural enters into short-term and long-term natural gas purchase contracts with suppliers, including contracts tied to floating prices. As such, NW Natural is exposed to changes in commodity prices. Natural gas prices are subject to fluctuations due to unpredictable factors including weather, inventory levels, pipeline transportation availability, and the economy, each of which affects short-term supply and demand. As part of its overall strategy to maintain an acceptable level of exposure to gas price fluctuations, the Company uses a targeted mix of fixed-rate and cap-protected derivatives to hedge the exposure under floating price gas supply contracts. Swap contracts are used to convert certain long-term gas purchase contracts from floating prices to fixed prices, and call option contracts are used to limit the maximum adverse impact from floating price contracts while retaining the potential favorable impact from declining gas prices. These commodity hedge contracts are usually embedded in NW Natural's annual gas rate to customers, pursuant to its Oregon Purchased Gas Adjustment tariff (PGA), which is intended to limit customers' exposure to frequent changes in purchased gas costs. The estimated fair value gains and losses from commodity hedge contracts are recorded as a derivative asset or liability, and are offset by a corresponding amount recorded to a deferred regulatory asset or liability account for the effective portion of each hedge contract. The actual gains and losses realized at settlement of the hedge contract are used to offset the actual purchase cost from NW Natural's physical supply contract.

     Certain natural gas purchases from Canadian suppliers are invoiced in Canadian dollars, including both commodity and demand charges, thereby exposing NW Natural to adverse changes in foreign currency rates. Foreign currency forward contracts are used to minimize the impact of fluctuations in currency rates. Foreign currency contracts for commodity costs are purchased on a month-to-month basis because the Canadian cost is priced at the noonday exchange rate. Foreign currency contracts for demand costs have terms ranging up to 24 months. The gains and losses on the shorter-term currency contracts for commodity costs are recognized immediately in cost of gas. The gains and losses on the longer-term currency contracts for demand charges are subject to a regulatory deferral tariff and, as such, are recorded as a derivative asset or liability which is offset by a corresponding amount to a deferred asset or liability account.

     NW Natural did not use any derivative instruments to hedge oil or propane prices or interest rates during 2001.

     At Dec. 31, 2001, NW Natural had the following derivatives outstanding covering its exposures to commodity and foreign currency prices: a series of 14 natural gas price swap contracts, two natural gas price call option contracts, and 14 foreign currency forward contracts. Each of these contracts was designated as a cash flow hedge. The estimated fair values and the notional amounts of derivative instruments outstanding were as follows:

                                                                Jan. 1, 2001            Dec. 31, 2001
                                                           ----------------------   ----------------------
                                                           Fair Value    Notional   Fair Value    Notional
                                                           Gain (Loss)    Amount    Gain (Loss)    Amount
                                                           ----------------------   ----------------------
     Thousands
       Fixed-price natural gas commodity price swaps       $ 122,588    $ 106,735   $ (110,935)  $ 254,209
       Fixed-price natural gas call options                   41,980       51,103         (832)      6,390
       Foreign currency forward purchase contracts               405       34,057         (101)     10,223
                                                           ----------------------   ----------------------
     Total                                                 $ 164,973    $ 191,895   $ (111,868)  $ 270,822
                                                           ======================   ======================

     In 2001, NW Natural realized net gains of $57.6 million from the settlement of natural gas commodity swap and call option contracts, which were recorded as reductions to the cost of gas, compared to net gains of $56.2 million during 2000. The currency exchange rate in all foreign currency forward purchase contracts is included in NW Natural's cost of gas at settlement; therefore, no gain or loss was recorded from the settlement of those contracts. The change in value of cash flow hedge contracts, not included in regulatory recovery, is included in OCI. In 2001, the Company recognized a $0.2 million loss in OCI.

     The fair value of derivative instruments at Dec. 31, 2001 (see table above) was determined using estimated or quoted market prices for the periods covered by the contracts. Market prices for the natural gas commodity-price swap and call option contracts were obtained from external sources. These third-party valuations are reviewed for reasonableness by the Company using fair value calculations for other contracts with similar terms and conditions. The market prices for the foreign currency forward contracts were based on the currency exchange rates quoted by The Bank of Canada.

     As of Dec. 31, 2001, NW Natural had six natural gas commodity-price swap contracts extending beyond Dec. 31, 2002, but none extends longer than Oct. 31, 2003. None of the natural gas commodity-price call option contracts extends beyond Dec. 31, 2002.

     NW Natural has entered into a contract with a third party lender to provide natural gas equipment financing to customers of NW Natural. Under the terms of this agreement, NW Natural guarantees a minimum level of return to the lender, which constitutes an embedded derivative under SFAS No. 133. This derivative is a fair value hedge, and as such any change in valuation is recognized in current earnings. NW Natural recorded a loss from this contract of less than $0.1 million for 2001.

12.  COMMITMENTS AND CONTINGENCIES:
-----------------------------------

     Lease Commitments
     -----------------

     The Company leases land, buildings and equipment under agreements that expire in various years through 2006. Rental expense under operating leases was $4.7 million, $4.9 million and $5.2 million for the years ended Dec. 31, 2001, 2000 and 1999, respectively. The table below reflects the future minimum lease payments due under non-cancelable leases at Dec. 31, 2001. Such payments total $15.3 million for operating leases. The net present value of payments on capital leases was $1.1 million after deducting imputed interest of $0.1 million. These commitments principally relate to the lease of the Company's office headquarters, underground gas storage facilities, vehicles and computer equipment.

                                                                                       Later
     Millions                             2002     2003     2004     2005     2006     years
     ----------------------------------------------------------------------------------------
     Operating leases                     $2.9     $2.7     $2.7     $2.6     $1.0     $3.4
     Capital leases                       $0.9     $0.3     $  -     $  -     $  -     $  -
                                          ----     ----     ----     ----     ----     ----
     Minimum lease payments               $3.8     $3.0     $2.7     $2.6     $1.0     $3.4
                                          ====     ====     ====     ====     ====     ====

     Acquisition of Portland General Electric Company
     ------------------------------------------------

     On Oct. 5, 2001, NW Natural and Enron Corp., an Oregon corporation (Enron), entered into an agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly-owned subsidiary of NW Natural formed to serve as a holding company (Holding Company), of all of the issued and outstanding common stock of PGE, an Oregon corporation and wholly-owned subsidiary of Enron.

     The terms of the Stock Purchase Agreement provide that Enron will sell PGE to Holding Company for $1.8 billion, comprised of $1.55 billion in cash and $250 million of equity securities to be issued to Enron ($50 million in the form of common stock and Class B common stock of Holding Company and $200 million in the form of FELINE PRIDES(SM) of Holding Company). The cash portion of the purchase price will be raised through loans to Holding Company from commercial banks and institutional lenders arranged, pursuant to a written financing commitment, by Merrill Lynch and Credit Suisse First Boston. A $75 million payment obligation from Enron to PGE, remaining from Enron's purchase of PGE in 1996, will be assumed by Holding Company. PGE will retain its approximately $1.1 billion in existing debt and preferred stock.

     The proposed transaction is subject to certain conditions, including, without limitation, (i) the absence of any injunction, order, law or regulation preventing consummation of the sale of the PGE shares, (ii) receipt by Enron, NW Natural and Holding Company of required regulatory approvals, (iii) the approval of NW Natural's shareholders, (iv) the availability of the debt financing described above on the conditions stated in the Stock Purchase Agreement, (v) performance of obligations of Enron and NW Natural pursuant to the Stock Purchase Agreement, and (vi) the accuracy of Enron's and NW Natural's representations and warranties. Required regulatory approvals include the OPUC, the WUTC, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission and the Securities and Exchange Commission.

     On Dec. 2, 2001, Enron, along with certain of its subsidiaries, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. PGE has not filed for reorganization under Chapter 11. Enron's bankruptcy filing and its impact on PGE may delay or impede the acquisition of PGE.

     Purchase Commitments
     --------------------

     NW Natural has signed agreements providing for the availability of firm pipeline capacity under which it must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. The aggregate amounts of these agreements were as follows at Dec. 31, 2001:

                                                             Capacity         Capacity
                                                             Purchase          Release
     Thousands                                              Agreements       Agreements
     ----------------------------------------------------------------------------------
     2002                                                   $   81,175       $   3,837
     2003                                                       72,702           3,837
     2004                                                       46,068           3,838
     2005                                                       41,663           3,838
     2006                                                       37,110           3,838
     2007 through 2023                                         287,744          14,711
                                                            ----------       ---------
          Total                                                566,462          33,899
          Less: Amount representing interest                   123,524           6,563
                                                            ----------       ---------
          Total at present value                            $  442,938       $  27,336
                                                            ==========       =========

     NW Natural's total payments of fixed charges under capacity purchase agreements in 2001, 2000 and 1999 were $86.5 million, $81.5 million and $78.2 million, respectively. Included in the amounts for 2001, 2000 and 1999 were reductions for capacity release sales totaling $3.8 million in each of these years. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

     Environmental Matters
     ---------------------

     NW Natural owns property in Linnton, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Linnton site). In recent years, the Linnton site has been under voluntary investigation by NW Natural for environmental contaminants under program oversight by the Oregon Department of Environmental Quality (ODEQ). NW Natural has recorded liabilities totaling $4.0 million for the estimated costs of investigation and interim remediation at the Linnton site, including consultants' fees, ODEQ oversight reimbursement and legal fees, of which $3.0 million had been spent as of Dec. 31, 2001. In 2000, NW Natural recorded a $1.4 million receivable representing an estimate of the costs for investigation and interim remediation at the Linnton site that NW Natural expects to recover from insurance.

     NW Natural previously owned property adjacent to the Linnton site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). In October 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker site. NW Natural has recorded a liability of $0.3 million for its estimated costs of the investigation and initial remediation on the Wacker site.

     In 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Linnton site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site and notified the Company that it is a potentially responsible party. NW Natural recorded a liability of $0.6 million in 2000 and, based on a revised estimate of NW Natural's share at the lower end of a range of probable liability, recorded an additional $0.5 million in 2001 for its estimated share of the costs of the remedial investigation of the Portland Harbor. Available information is insufficient to determine either the total amount of liability for investigation and remediation of the Portland Harbor or the higher end of a range for NW Natural's estimated share of that liability.

     NW Natural expects that its costs of further investigation and any remediation for which it may be responsible with respect to the Linnton site, the Wacker site and the Portland Harbor Superfund site should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

     Litigation
     ----------

     NW Natural is party to a lawsuit, Northwest Natural Gas Company v. Chase Gardens, Inc. (Lane County Circuit Court Case No. 16-91-01370), involving claims by a commercial customer. In 1995, a jury returned verdicts against NW Natural for $5.1 million on the customer's tort claim or, alternatively, for $1.9 million on its contract claim, along with a verdict in favor of NW Natural for $0.2 million on its own contract claim. In 1999, the Oregon Supreme Court ruled in NW Natural's favor on the customer's tort claim and the Oregon Court of Appeals ruled in NW Natural's favor on its contract claim. The Oregon Supreme Court initially declined to review the Court of Appeals' decision on the contract claim. On reconsideration, however, in December 2000, the Supreme Court agreed to review the Court of Appeals' decision on the contract claim.

     In February 2002, the Supreme Court issued a decision adverse to NW Natural on the customer's contract claim and remanded the case to the circuit court for further proceedings. Based on the Supreme Court's February 2002 decision, NW Natural recorded charges to operating expense and interest expense totaling $2.7 million for the year ended Dec. 31, 2001, equivalent to 6 cents a diluted share, as a reserve against payment of the net judgment, related costs and post-judgment interest.

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

                          NORTHWEST NATURAL GAS COMPANY
                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Dollars                                                              Quarter ended
                                                     -------------------------------------------
(Thousands, except per share amounts)                March 31   June 30    Sept. 30   Dec. 31     Total
-----------------------------------------------------------------------------------------------------------
2001
Operating revenues                                   217,341    118,150     78,359    236,402    650,252
Net operating revenues                                91,653     54,726     37,067     92,565    276,011
Net income (loss)                                     25,907      4,865     (4,976)    24,391     50,187
Basic earnings (loss) per share                         1.00       0.17      (0.22)      0.94       1.90 *
Diluted earnings (loss) per share                       0.99       0.17      (0.22)      0.93       1.88 *

2000
Operating revenues                                   186,649     86,136     61,255    198,070    532,110
Net operating revenues                                93,088     45,886     35,566     83,410    257,950
Net income (loss) from continuing operations          29,192      2,498     (4,868)    20,990     47,812
Gain (loss) on sale of discontinued segment            2,470        (35)       (17)        (6)     2,412
Net income (loss)                                     31,662      2,463     (4,885)    20,984     50,224
Basic earnings (loss) per share                         1.24       0.07      (0.22)      0.81       1.90 *
Diluted earnings (loss) per share                       1.22       0.07      (0.22)      0.80       1.88 *


* Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding has changed in each quarter shown, the sum of quarterly earnings may not equal earnings per share for the year. Variations in earnings between quarterly periods are due primarily to the seasonal nature of the Company's business.

                          NORTHWEST NATURAL GAS COMPANY
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


----------------------------------------------------------------------------------------------------------------
               COLUMN A                       COLUMN B            COLUMN C              COLUMN D       COLUMN E
----------------------------------------------------------------------------------------------------------------
                                                                  Additions            Deductions
                                             Balance at    ------------------------    ----------      Balance
                                              beginning    Charged to   Charged to                     at end
                                                 of          costs         other           Net           of
                                               period     and expenses   accounts      write-offs      period
                                             ----------    ----------    ----------    ----------    ----------
Thousands (year ended December 31)
----------------------------------
2001
----
Reserves deducted in balance sheet
  from assets to which they apply:
    Allowance for uncollectible accounts     $    1,867    $    3,359    $        -    $    3,264    $    1,962

2000
----
Reserves deducted in balance sheet
  from assets to which they apply:
    Allowance for uncollectible accounts     $    1,669    $    2,344    $        -    $    2,146    $    1,867

1999
----
Reserves deducted in balance sheet
  from assets to which they apply:
    Allowance for uncollectible accounts     $    1,547    $    2,380    $        -    $    2,258    $    1,669

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

            (3b.)       Bylaws as amended December 13, 2001.

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

            *(4f.(2))   Officers' Certificate dated February 28, 2001 relating
                        to Series B of the Company's Unsecured Medium-Term Notes and supplementing the Officers' Certificate dated June
                        18, 1993 (incorporated herein by reference to Exhibit
                        (4f. (2)) to Form 10-K for 2000, File No. 0-994).

            *(4g.) Rights Agreement, dated as of February 27, 1996, between the Company and Boatmen's Trust Company (Mellon
                        Investor Services LLC, successor), which includes as Exhibit A thereto the form of a Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Shares (incorporated herein by reference to Exhibit 1 to Form 8-A, dated February 27, 1996,
                        File No. 0-994).

            *(4h.) Amendment No. 1, dated October 5, 2001, to Rights Agreement, dated February 27, 1996, between the Company and Boatmen's Trust Company (Mellon Investor Services LLC, successor) (incorporated herein by reference to
                        Exhibit 4 to Form 10-Q for quarter ended September 30, 2001, File No. 0-994).

            *(10a.) Stock Purchase Agreement by and among the Company, Enron Corp., Northwest Energy Corporation and Enron Northwest Assets, LLC dated October 5, 2001 (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated October 9, 2001, File No. 0-994).

            *(10a.(1))  Agreement and Plan of Merger and Reorganization, dated as of October 5, 2001, among the Company, Northwest Energy Corporation and Northwest Energy Sub Corp. (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated October 9, 2001, File No. 0-994).

            *(10a.(2))  Form of Securityholders and Registration Rights
                        Agreement (incorporated herein by reference to Exhibit
                        10.3 to Form 8-K dated October 9, 2001, File No. 0-994).

            *(10a.(3))  Terms of FELINE PRIDES (SM) (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated October 9, 2001, File No. 0-994).

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

            (10c.) Restated Stock Option Plan, as amended effective February 28, 2002.

            *(10e.) Executive Deferred Compensation Plan, 2001 Restatement (incorporated herein by reference to Exhibit 10(b) to Form 10-Q for quarter ended September 30, 2001, File No. 0-994).

            (10f.) Directors Deferred Compensation Plan, effective June 1, 1981, restated as of December 1, 2001.

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

            *(10o.) Form of amended and restated executive change in control severance agreement as entered into between the Company and each executive officer (incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001, File No. 0-994).

            *(10o.(1))  Form of change in control letter agreement as entered into between the Company and each executive officer (incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2001, File No. 0-994).

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

            *(10r.) Employment agreement dated May 11, 1999, between the Company and an executive officer (incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 1999, File No. 0-994).

            *(10s.) Employment agreement dated September 20, 2000, between the Company and an executive officer (incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000, File No. 0-994).

            *(10t.) Employment agreement dated October 20, 2000, between the Company and an executive officer (incorporated herein by reference to Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 2000, File No. 0-994).

            *(10u.) Separation Agreement and Mutual Release of All Claims between the Company and an executive officer, dated February 28, 2001 (incorporated herein by reference to Exhibit (10u.) to Form 10-K for 2000, File No. 0-994).

            *(10v.) Northwest Natural Gas Company Long-Term Incentive Plan, as amended and restated effective July 26, 2001 (incorporated herein by reference to Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 2001, File No. 0-994).

            *(10w.) Restricted stock retention agreement, dated August 1, 2001, as entered into between the Company and an executive officer (incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2001, File No. 0-994).

            The Company agrees to furnish the Commission, upon request, a copy of certain instruments defining rights of holders of long-term debt of the Company or its consolidated subsidiaries which authorize securities thereunder in amounts which do not exceed 10% of the total assets of the Company.

            (b)         Reports on Form 8-K.

                        On October 9 and December 4, 2001, the Company filed its Current Reports on Form 8-K relating, respectively, to its proposed acquisition of Portland General Electric Company from Enron Corp. and the implications on the proposed acquisition of Enron Corp.'s filing for reorganization under Chapter 11 of the United States Bankruptcy Code.

                        On March 1, 2002, the Company filed its Current Report on Form 10-K relating to: 1) a litigation decision adverse to the Company; 2) the Company's 2001 earnings (unaudited); 3) a regulatory development; and 4) the status of the Company's proposed acquisition of Portland General Electric Company.

--------------------------------------------

*Incorporated herein by reference as indicated

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHWEST NATURAL GAS COMPANY

Date:       March 27, 2002                  By: /s/ Richard G. Reiten
                                                -----------------------------
                                                Richard G. Reiten, Chairman
                                                and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            SIGNATURE TITLE                                                       DATE


   /s/ Richard G. Reiten                                             Principal Executive Officer and Director     March 27, 2002
---------------------------------------------------------
Richard G. Reiten, Chairman
and Chief Executive Officer

   /s/ Bruce R. DeBolt                                               Principal Financial Officer                  March 27, 2002
---------------------------------------------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer

  /s/ Stephen P. Feltz                                               Principal Accounting Officer                 March 27, 2002
---------------------------------------------------------
Stephen P. Feltz
Treasurer and Controller

  /s/ Mary Arnstad                                                   Director                  )
---------------------------------------------------------
Mary Arnstad                                                                                   )
                                                                                               )
  /s/ Thomas E. Dewey, Jr.                                           Director                  )
---------------------------------------------------------
Thomas E. Dewey, Jr.                                                                           )
                                                                                               )
  /s/ Tod R. Hamachek                                                Director                  )
---------------------------------------------------------
Tod R. Hamachek                                                                                )
                                                                                               )
  /s/ Wayne D. Kuni                                                  Director                  )
---------------------------------------------------------
Wayne D. Kuni                                                                                  )
                                                                                               )
  /s/ Randall C. Pape                                                Director                  )                  March 27, 2002
---------------------------------------------------------
Randall C. Pape                                                                                )
                                                                                               )
  /s/ Robert L. Ridgley                                              Director                  )
---------------------------------------------------------
Robert L. Ridgley                                                                              )
                                                                                               )
  /s/ Dwight A. Sangrey                                              Director                  )
---------------------------------------------------------
Dwight A. Sangrey                                                                              )
                                                                                               )
  /s/ Melody C. Teppola                                              Director                  )
---------------------------------------------------------
Melody C. Teppola                                                                              )
                                                                                               )
  /s/ Russell F. Tromley                                             Director                  )
---------------------------------------------------------
Russell F. Tromley                                                                             )
                                                                                               )
  /s/ Benjamin R. Whiteley                                           Director                  )
---------------------------------------------------------
Benjamin R. Whiteley                                                                           )
                                                                                               )
  /s/ Richard L. Woolworth                                           Director                  )
---------------------------------------------------------
Richard L. Woolworth                                                                           )


                          NORTHWEST NATURAL GAS COMPANY
                          -----------------------------

                                  EXHIBIT INDEX
                                  -------------
                                       To
                           Annual Report on Form 10-K
                              For Fiscal Year Ended
                                December 31, 2001


                                                                                                  Exhibit
                                      Document                                                     Number
                                      --------                                                  -------------

*             Restated Articles of Incorporation, as filed                                         (3a.)
              June 24, 1988 and amended December 8, 1992, December 1, 1993 and
              May 27, 1994

              Bylaws as amended December 13, 2001                                                  (3b.)

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

*             Officers' Certificate, dated February 28, 2001,                                      (4f.(2))
              relating to Series B of the Company's Unsecured
              Medium-Term Notes and supplementing the
              Officers' Certificate dated June 18, 1993

*             Rights Agreement, dated as of February 27, 1996,                                     (4g.)
              between the Company and Boatmen's Trust Company
              (Mellon Investor Services LLC, successor)

*             Amendment No. 1, dated October 5, 2001, to                                           (4h.)
              Rights Agreement, dated February 27, 1996,
              between the Company and Boatmen's Trust
              Company (Mellon Investor Services LLC, successor)

*             Stock Purchase Agreement by and among the                                            (10a.)
              Company, Enron Corp., Northwest Energy
              Corporation and Enron Northwest Assets, LLC
              dated October 5, 2001




*             Agreement and Plan of Merger and Reorganization, (10a.(1)) dated                     (10a.(1))
              as of October 5, 2001, among the Company, Northwest Energy
              Corporation and Northwest Energy Sub Corporation

*             Form of Securityholders and Registration                                             (10a.(2))
              Rights Agreement

*             Terms of FELINE PRIDES (SM)                                                          (10a.(3))

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

*             Executive Supplemental Retirement Income                                             (10b.)
              Plan, 1995 Restatement

*             1995 Amendment to Executive Supplemental                                             (10b.-1)
              Retirement Income Plan (1995 Restatement)




*             Amendment 1998-1 to the Executive                                                    (10b.-2)
              Supplemental Retirement Income Plan
              (1995 Restatement)

*             ESRIP Change in Control Amendment to the                                             (10b.-3)
              Executive Supplemental Retirement Income
              Plan (1995 Restatement)

              Restated Stock Option Plan, as amended effective                                     (10c.)
              February 28, 2002

*             Executive Deferred Compensation Plan, 2001                                           (10e.)
              Restatement

              Directors Deferred Compensation Plan,                                                (10f.)
              effective June 1, 1981, restated as of
              December 1, 2001

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

*             Non-Employee Directors Stock Compensation                                            (10i.)
              Plan, as amended effective January 1, 1998

*             Executive Annual Incentive Plan, effective                                           (10k.)
              March 1, 1990, as amended effective
              January 1, 1992, January 1, 1996 and
              January 1, 2000

*             Employment agreement dated November 2, 1995,                                         (10n.)
              as amended February 27, 1996, between the
              Company and an executive officer

*             Amendment dated December 18, 1997 to                                                 (10n.-1)
              employment agreement dated November 2, 1995,
              between the Company and an executive officer

*             Amendment dated September 24, 1998 to employment                                     (10n.-2)
              agreement dated November 2, 1995, as previously amended, between the Company and an executive officer

*             Form of amended and restated executive change                                        (10o.)
              in control severance agreement as entered into
              between the Company and each executive officer

*             Form of change in control letter agreement as                                        (10o.(1))
              entered into between the Company and each
              executive officer

*             Employment agreement dated July 2, 1997                                              (10p.)
              between the Company and an executive officer




*             Amendment dated December 18, 1997 to                                                 (10p.-1)
              employment agreement dated July 2, 1997,
              between the Company and an executive officer

*             Amendment dated September 24, 1998 to employment                                     (10p.-2)
              agreement dated July 2, 1997, as previously amended, between the
              Company and an executive officer

*             Employment agreement dated October 19, 1998,                                         (10q.)
              between the Company and an executive officer

*             Employment agreement dated May 11, 1999,                                             (10r.)
              between the Company and an executive officer

*             Employment agreement dated September 20, 2000,                                       (10s.)
              between the Company and an executive officer

*             Employment agreement dated October 20, 2000,                                         (10t.)
              between the Company and an executive officer

*             Separation Agreement and Mutual Release of All                                       (10u.)
              Claims between the Company and an executive officer

*             Northwest Natural Gas Company Long-Term                                              (10v.)
              Incentive Plan, as amended and restated,
              effective July 26, 2001

*             Restricted stock retention agreement dated                                           (10w.)
              August 1, 2001, as entered into between the
              Company and an executive officer


------------------------------------
* Incorporated by reference