Form 10-Q
period 2002-03-31
NORTHWEST NATURAL GAS CO
filed 2002-05-14
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from to _________ to _________

                            Commission File No. 0-994

                  [GRAPHIC OMITTED][GRAPHIC OMITTED] NW NATURAL

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At May 8, 2002, 25,419,804 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                 March 31, 2002

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                                       Page
Item 1.   Financial Statements                                                        Number
                                                                                      ------
          (1)    Consolidated Statements of Income for the three-month periods
                 ended March 31, 2002 and 2001                                           3

          (2)    Consolidated Statements of Earnings Invested in the Business
                 for the three-month periods ended March 31, 2002 and 2001               4

          (3)    Consolidated Balance Sheets at March 31, 2002 and 2001
                 and Dec. 31, 2001                                                       5

          (4)    Consolidated Statements of Cash Flows for the three-month
                 periods ended March 31, 2002 and 2001                                   7

          (5)    Consolidated Statements of Capitalization at March 31, 2002
                 and 2001 and Dec. 31, 2001                                              8

          (6)    Notes to Consolidated Financial Statements                              9

Item 2.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition                                                           13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    23


                                 PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                              23

          Signature                                                                     23

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                               ------------------------------
Thousands, except per share amounts                                   2002          2001
---------------------------------------------------------------------------------------------

Operating revenues:
  Gross operating revenues                                     $     278,563     $    217,341
  Cost of sales                                                      167,897          125,688
                                                               ---------------   ------------
        Net operating revenues                                       110,666           91,653

Operating expenses:
  Operations and maintenance                                          22,169           21,043
  Taxes other than income taxes                                       12,002            9,694
  Depreciation, depletion and amortization                            12,814           12,128
                                                               ---------------   ------------
        Total operating expenses                                      46,985           42,865
                                                               ---------------   ------------
Income from operations                                                63,681           48,788

Other income (expense)                                                  (870)             606
Interest charges - net                                                 8,149            8,260
                                                               ---------------   ------------
Income before income taxes                                            54,662           41,134
Income taxes                                                          20,215           15,227
                                                               ---------------   ------------

Net income                                                            34,447           25,907
  Redeemable preferred and preference stock dividend
   requirements                                                          595              608
                                                               ---------------   ------------
Earnings applicable to common stock                            $      33,852     $     25,299
                                                               ===============   ============

Average common shares outstanding                                     25,266           25,207

Basic earnings per share of common stock                       $        1.34     $       1.00

Diluted earnings per share of common stock                     $        1.32     $       0.99

Dividends per share of common stock                            $       0.315     $       0.31



               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
        (2) Consolidated Statements of Earnings Invested in the Business
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                              -------------------------------------------------------------
Thousands                                                                  2002                            2001
---------------------------------------------------------------------------------------------------------------------------
Earnings invested in the business:
Balance at beginning of period                                $        147,950                  $   134,189
Net income                                                              34,447    $   34,447         25,907     $   25,907
Cash dividends paid:
    Redeemable preferred and preference stock                             (594)                        (608)
    Common stock                                                        (7,953)                      (7,812)
Common stock repurchased                                                     -                       (1,801)
                                                              ----------------                  -------------
Balance at end of period                                      $        173,850                  $   149,875
                                                              ================                  =============


Accumulated other comprehensive income (loss):
Balance at beginning of period                                $           (375)                 $         -
Other comprehensive income - net of tax:
   Unrealized gain from price risk management activities                   430           430              -              -
                                                              -------------------------------   ---------------------------
Comprehensive income                                                              $   34,877                    $   25,907
                                                                                  ===========                   ===========
Balance at end of period                                      $             55                  $         -
                                                              ================                  =============


               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets

                                                 March 31,       March 31,
                                                    2002           2001         Dec. 31,
 Thousands                                      Unaudited)     (Unaudited)       2001
 ----------------------------------------------------------------------------------------
Assets:
Plant and property:
   Utility plant                                $ 1,478,725    $ 1,420,274    $ 1,465,079
   Less accumulated depreciation                    525,805        486,261        514,629
                                                -----------    -----------    -----------
        Utility plant - net                         952,920        934,013        950,450
                                                -----------    -----------    -----------
  Non-utility property                               18,494          8,648         18,203
  Less accumulated depreciation and depletion         3,774          3,474          3,677
                                                -----------    -----------    -----------
        Non-utility property - net                   14,720          5,174         14,526
                                                -----------    -----------    -----------
        Total plant and property                    967,640        939,187        964,976
                                                -----------    -----------    -----------

Other investments                                    25,074         14,310         23,233
                                                -----------    -----------    -----------

Current assets:
  Cash and cash equivalents                          30,084         12,196         10,440
  Accounts receivable                                81,503         57,876         66,684
  Allowance for uncollectible accounts               (3,648)        (2,708)        (1,962)
  Accrued unbilled revenue                           39,860         26,591         57,749
  Inventories of gas, materials and supplies         33,396         19,562         49,337
  Prepayments and other current assets               24,100         20,554         28,086
                                                -----------    -----------    -----------
        Total current assets                        205,295        134,071        210,334
                                                -----------    -----------    -----------

Regulatory assets:
  Income tax asset                                   48,469         49,515         48,469
  Deferred gas costs receivable                          --         16,491             --
  Unrealized loss on non-trading derivatives         48,666             --        111,641
  Unamortized loss on debt redemption                 6,855          7,317          6,970
  Other                                               4,232          7,260          5,302
                                                -----------    -----------    -----------
        Total regulatory assets                     108,222         80,583        172,382
                                                -----------    -----------    -----------

Other assets:
  Investment in life insurance                       53,418         49,499         53,033
  Other                                              11,168         10,225         11,064
                                                -----------    -----------    -----------
        Total other assets                           64,586         59,724         64,097
                                                -----------    -----------    -----------
        Total assets                            $ 1,370,817    $ 1,227,875    $ 1,435,022
                                                ===========    ===========    ===========


               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                         (3) Consolidated Balance Sheets

                                                          March 31,           March 31,
                                                            2002                2001               Dec. 31,
 Thousands                                              (Unaudited)         (Unaudited)             2001
 -------------------------------------------------------------------------------------------------------

Capitalization and liabilities:
Capitalization:
  Common stock                                          $    80,130           $   79,595         $   79,889
  Premium on common stock                                   242,245              237,970            240,697
  Earnings invested in the business                         173,850              149,875            147,950
  Accumulated other comprehensive income (loss)                  55                  -                 (375)
                                                        -----------           ----------         -----------
        Total common stock equity                           496,280              467,440            468,161
  Redeemable preference stock                                25,000               25,000             25,000
  Redeemable preferred stock                                  9,000                9,750              9,000
  Long-term debt                                            438,236              400,664            378,377
                                                        -----------           ----------         -----------
        Total capitalization                                968,516              902,854            880,538
                                                        -----------           ----------         -----------
Current liabilities:
  Notes payable                                                 163               22,470            108,291
  Accounts payable                                           59,592               60,225             70,698
  Long-term debt due within one year                         40,000               20,000             40,000
  Taxes accrued                                              30,280               17,818             22,539
  Interest accrued                                            9,847                9,904              3,658
  Other current and accrued liabilities                      26,673               24,232             28,396
                                                        -----------           ----------         -----------
        Total current liabilities                           166,555              154,649            273,582
                                                        -----------           ----------         -----------
Regulatory liabilities:
  Customer advances                                           1,824                1,709              1,985
  Deferred gas costs payable                                 30,262                    -             10,089
                                                        -----------           ----------         -----------
        Total regulatory liabilities                         32,086                1,709             12,074
                                                        -----------           ----------         -----------
Other liabilities:
  Deferred income taxes                                     128,886              142,810            130,424
  Fair value of non-trading derivatives                      48,463                    -            111,868
  Deferred investment tax credits                             8,138                9,063              8,682
  Other                                                      18,173               16,790             17,854
                                                        -----------           ----------         -----------
        Total other liabilities                             203,660              168,663            268,828
                                                        -----------           ----------         -----------
       Total capitalization and liabilities             $ 1,370,817           $1,227,875         $1,435,022
                                                        ===========           ==========         ===========


               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                         (NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                   (4) Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                   -------------------------------
Thousands                                                                                 2002            2001
------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income from operations                                                      $  34,447            $  25,907
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation, depletion and amortization                                        12,814               12,128
      Gain on sale of assets                                                            (221)                  --
      Unrealized gain from price risk management activities                              430                   --
      Deferred income taxes and investment tax credits                                (2,082)                 679
      Equity in (earnings) losses of investments                                        (138)                 142
      Allowance for funds used during construction                                      (148)                (191)
      Deferred gas costs - net                                                        20,173                  482
      Other                                                                              424                2,186
                                                                                   ----------           ----------
          Cash from operations before working capital changes                         65,699               41,333
      Changes in operating assets and liabilities:
          Accounts receivable - net of uncollectible accounts                        (13,133)               5,585
          Accrued unbilled revenue                                                    17,889               19,028
          Inventories of gas, materials and supplies                                  15,941               27,321
          Accounts payable                                                           (11,106)             (50,473)
          Accrued interest and taxes                                                  13,930               16,960
          Other current assets and liabilities                                         2,097                2,782
                                                                                   ----------           ----------
      Cash provided by operating activities                                           91,317               62,536
                                                                                   ----------           ----------
Investing activities:
   Acquisition and construction of utility plant assets                              (15,039)             (17,095)
   Investment in non-utility property                                                   (291)                  --
   Deferred costs for pending purchase of PGE                                         (2,334)                  --
   Proceeds from sale of assets                                                          500                   --
   Other investments                                                                     518                  167
                                                                                   ----------           ----------
      Cash used in investing activities                                              (16,646)             (16,928)
Financing activities:
   Common stock issued                                                                 1,648                1,290
   Common stock repurchased                                                               --               (3,772)
   Long-term debt issued                                                              60,000                   --
   Change in short-term debt                                                        (108,128)             (33,793)
   Cash dividend payments:
         Redeemable preferred and preference stock                                      (594)                (608)
         Common stock                                                                 (7,953)              (7,812)
                                                                                   ----------           ----------
      Cash used in financing activities                                              (55,027)             (44,695)
Increase in cash and cash equivalents                                                 19,644                  913
Cash and cash equivalents - beginning of period                                       10,440               11,283
                                                                                   ----------           ----------
Cash and cash equivalents - end of period                                          $  30,084            $  12,196
                                                                                   ==========           ==========
------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                     $   1,923            $   1,041
      Income taxes                                                                 $  14,111            $   4,002
------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activities:
   Conversion to common stock:
      7-1/4 % Series of Convertible Debentures                                     $     141            $     126



               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                  (5) Consolidated Statements of Capitalization


                                                        March 31, 2002        March 31, 2001
Thousands, except share amounts                          (Unaudited)            (Unaudited)           Dec. 31, 2001
--------------------------------------------------------------------------------------------------------------------
Common Stock Equity:
   Common stock - par value $3-1/6 per share             $  80,130              $  79,595             $   79,889
   Premium on common stock                                 242,245                237,970                240,697
   Earnings invested in the business                       173,850                149,875                147,950
   Accumulated other comprehensive income (loss)                55                    -                     (375)
                                                         ---------              ---------              ---------
          Total common stock equity                        496,280      51%       467,440       52%      468,161        53%
Redeemable Preference Stock:
    $6.95 Series, stated value $100 per share               25,000       3%        25,000        3%       25,000         3%
Redeemable Preferred Stock:
    $7.125 Series, stated value $100 per share               9,000       1%         9,750        1%        9,000         1%
Long-Term Debt:
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     6.620% Series B due 2001                                    -                 10,000                      -
     8.050% Series A due 2002                               10,000                 10,000                 10,000
     6.750% Series B due 2002                               10,000                 10,000                 10,000
     5.550% Series B due 2002                               20,000                 20,000                 20,000
     6.400% Series B due 2003                               20,000                 20,000                 20,000
     6.340% Series B due 2005                                5,000                  5,000                  5,000
     6.380% Series B due 2005                                5,000                  5,000                  5,000
     6.450% Series B due 2005                                5,000                  5,000                  5,000
     6.050% Series B due 2006                                8,000                      -                  8,000
     6.310% Series B due 2007                               20,000                      -                      -
     6.800% Series B due 2007                               10,000                 10,000                 10,000
     6.500% Series B due 2008                                5,000                  5,000                  5,000
     7.450% Series B due 2010                               25,000                 25,000                 25,000
     6.665% Series B due 2011                               10,000                      -                 10,000
     7.130% Series B due 2012                               40,000                      -                      -
     8.260% Series B due 2014                               10,000                 10,000                 10,000
     7.000% Series B due 2017                               40,000                 40,000                 40,000
     6.600% Series B due 2018                               22,000                 22,000                 22,000
     8.310% Series B due 2019                               10,000                 10,000                 10,000
     7.630% Series B due 2019                               20,000                 20,000                 20,000
     9.050% Series A due 2021                               10,000                 10,000                 10,000
     7.250% Series B due 2023                               20,000                 20,000                 20,000
     7.500% Series B due 2023                                4,000                  4,000                  4,000
     7.520% Series B due 2023                               11,000                 11,000                 11,000
     7.720% Series B due 2025                               20,000                 20,000                 20,000
     6.520% Series B due 2025                               10,000                 10,000                 10,000
     7.050% Series B due 2026                               20,000                 20,000                 20,000
     7.000% Series B due 2027                               20,000                 20,000                 20,000
     6.650% Series B due 2027                               20,000                 20,000                 20,000
     6.650% Series B due 2028                               10,000                 10,000                 10,000
     7.740% Series B due 2030                               20,000                 20,000                 20,000
     7.850% Series B due 2030                               10,000                 10,000                 10,000

   Unsecured:
     8.470% Series A due 2001                                    -                 10,000                      -
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012                                  8,236                  8,664                  8,377
                                                         ---------              ---------              ---------
                                                           478,236                420,664                418,377
   Less long-term debt due within one year                  40,000                 20,000                 40,000
                                                         ---------     ----     ---------      ----    ---------       ----
     Total long-term debt                                  438,236      45%       400,664       44%      378,377        43%
                                                         ---------     ----     ---------      ----    ---------       ----
          Total Capitalization                           $ 968,516     100%     $ 902,854      100%    $ 880,538       100%
                                                         =========     ====     =========      ====    =========       ====


                                      ----------------------------------------------------
                                          See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (6) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Financial Statements

         The information presented in the consolidated financial statements is unaudited, but includes all adjustments, consisting of only normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K (2001 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

         As referred to herein, the "Company" consists of Northwest Natural Gas Company (NW Natural), a regulated utility, and non-regulated subsidiary businesses, NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary, and Northwest Energy Corporation (Northwest Energy or Holding Company), which was formed in 2001 to serve as the holding company for NW Natural and Portland General Electric Company (PGE) if the acquisition of PGE is completed (see Note 6).

         Certain amounts from prior periods have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on prior year results of operations.

2.       Use of Financial Derivatives

         NW Natural utilizes derivative instruments to manage commodity price risks related to natural gas purchases, foreign currency exchange rate risks related to gas purchase commitments from Canada, oil or propane commodity price risks related to gas sales and transportation services under rate schedules pegged to these commodities, and interest rate risks related to long-term debt maturing or expected to be issued in less than five years. NW Natural does not enter into derivative instruments for trading purposes. See Part II, Item 7., "Accounting for Derivative Instruments and Hedging Activities," and Part II,
Item 8., Notes 1 and 11, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K.

         At March 31, 2002, NW Natural had the following derivatives outstanding covering its exposures to commodity and foreign currency prices: a series of 18 natural gas price swap contracts and five foreign currency forward contracts. Each of these contracts was designated as a cash flow hedge. The estimated fair values and the notional amounts of derivative instruments outstanding were as follows:

                                                                  Jan. 1, 2002                March 31, 2002
                                                            --------------------------    ------------------------
                                                             Fair value      Notional     Fair value     Notional
                                                             Gain (loss)      Amount      Gain (loss)     Amount
                                                            --------------------------    ------------------------
Thousands
   Fixed-price natural gas commodity price swaps              (110,935)     $ 254,209     $ (48,428)    $  264,031
   Fixed-price natural gas call options                           (832)         6,390            -              -
   Foreign currency forward purchase contracts                    (101)        10,223           (35)         8,353
                                                            --------------------------    ------------------------
Total                                                       $ (111,868)     $ 270,822     $ (48,463)    $  272,384
                                                            ==========================    ========================


3.       Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. The liability for the asset retirement obligation is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently evaluating the impact of this statement upon its financial position and results of operations.

4.       Adoption of New Accounting Standards

         Effective Jan. 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill, of which the Company had none as of March 31, 2002, and other intangibles with indefinite lives to be tested for impairment at least annually rather than being amortized as previously required. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

         The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective Jan. 1, 2002. SFAS No. 144 establishes a single accounting model for recognition and measurement of the impairment of long-lived assets to be held and used, the measurement of long-lived assets to be disposed of by sale and for segments of a business to be disposed of. SFAS No. 144 also expands the scope of discontinued operations to include all components of an entity that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

5.       Segment Information

         The Company principally operates in a segment of business, "Utility", consisting of the distribution of natural gas. Another segment, "Gas Storage", represents natural gas storage services provided to upstream customers using storage capacity not required from time to time for service to core utility customers. The remaining segment, "Other", primarily consists of non-regulated investments in alternative energy projects in California, a Boeing 737-300 aircraft leased to Continental Airlines and deferred costs in the pending purchase of PGE.

        The following table presents information about the reportable segments for the three months ended March 31, 2002 and 2001. Inter-segment transactions are insignificant.

                                                                         Three Months Ended March 31,
                                                       --------------------------------------------------------
Thousands                                                 Utility      Gas Storage         Other          Total
---------------------------------------------------------------------------------------------------------------
2002
----
Net operating revenues                                 $   108,838     $     1,774     $        54      $   110,666
Depreciation, depletion and amortization                    12,723              91              --           12,814
Other operating expenses                                    33,900             249              22           34,171
Income from operations                                      62,221           1,428              32           63,681
Income from financial investments                               --              --             138              138
Net income                                                  33,453             786             208           34,447
Assets                                                   1,326,968          14,453          29,396        1,370,817

2001
----

Net operating revenues                                 $    90,384     $     1,223     $        46      $    91,653
Depreciation, depletion and amortization                    12,104              24              --           12,128
Other operating expenses                                    30,795              31             (89)          30,737
Income from operations                                      47,485           1,168             135           48,788
Income (loss) from financial investments                        --              --            (142)            (142)
Net income                                                  25,059             693             155           25,907
Assets                                                   1,201,355           4,895          21,625        1,227,875


6.       Commitments and Contingencies

         Acquisition of Portland General Electric Company
         ------------------------------------------------

         On Oct. 5, 2001, NW Natural and Enron Corp., an Oregon corporation (Enron), entered into an agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly-owned subsidiary of NW Natural formed to serve as a holding company (Holding Company), of all of the issued and outstanding common stock of PGE, an Oregon corporation and wholly-owned subsidiary of Enron. See
Part I, Item 1., "Acquisition of Portland General Electric Company," and Part II, Item 8., Note 12, in the 2001 Form 10-K, and Part I, Item 2., "Acquisition of Portland General Electric Company," in this Form 10-Q.

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

         Environmental Matters
         ---------------------

         NW Natural has accrued all material loss contingencies relating to environmental matters which it believes to be probable of assertion. See Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K. However, due to the preliminary nature of these environmental investigations, the range of any additional possible loss cannot be currently estimated. NW Natural expects that its costs of further investigation and remediation for which it may be responsible with respect to the Linnton site, the Wacker site and the Portland Harbor Superfund site, if any, should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

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

         Together these businesses are referred to herein as the "Company" (see "Non-utility Operations," below, and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 2001 Annual Report on Form 10-K (2001 Form 10-K)).

         The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 2002 and 2001.

Earnings and Dividends
----------------------

         The Company's earnings applicable to common stock were $33.9 million in the quarter ended March 31, 2002, up from $25.3 million in the quarter ended March 31, 2001.

         Earnings per diluted share from consolidated operations were $1.32 a share in the first quarter of 2002, compared to 99 cents a share in last year's first quarter.

         NW Natural earned $1.28 a diluted share from gas utility operations in the first quarter of 2002, compared to 96 cents in the same period in 2001. Weather conditions in NW Natural's service territory in the first quarter of 2002 were 5 percent colder than the 20-year average and 2 percent colder than the first quarter of 2001. Residential and commercial customers' consumptions per heating degree day were an estimated 8 percent and 12 percent lower, respectively, during the first quarter of 2002 than average consumptions prior to significant increases in gas commodity prices during 2000 and 2001. The Company estimates that the lower consumptions per degree day reduced residential and commercial sales in the first quarter of 2002 by about 21 million therms and margin revenues (gross revenues minus cost of sales) by about $6.0 million, equivalent to 14 cents a share.

         Non-utility operating results for the first quarter of 2002 were earnings of 4 cents a share, compared to earnings of 3 cents a share from these operations in the first quarter of 2001. See "Non-utility Operations," below.

         Dividends paid on common stock were 31.5 cents a share for the three-month period ended March 31, 2002 and 31 cents a share for the three-month period ended March 31, 2001. In April 2002, the Company's Board of Directors declared a quarterly dividend of 31.5 cents a share on the common stock, payable May 15, 2002, to shareholders of record of April 30, 2002. The current indicated annual dividend rate is $1.26 a share.

Application of Critical Accounting Policies
-------------------------------------------

         In preparing the Company's financial statements using generally accepted accounting principles in the United States of America (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those which are most important to the representation of the Company's financial condition and results of operations and which require management's most difficult and subjective or complex judgments, including those which could result in materially different amounts if the Company reported under different conditions or using different assumptions. Management considers its current critical accounting policies to be in the areas of regulatory accounting, revenue recognition and derivative and hedging activities (see "Part II, Item 7., "Critical Accounting Policies - Regulatory Accounting, Revenue Recognition and Accounting for Derivative Instruments and Hedging Activities," in the Company's 2001 Form 10-K). There have been no material changes in the policies management considers its critical accounting policies.

         In addition to the accounting policies referred to above, management believes that Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," could become critical accounting policies in the event that NW Natural completes its acquisition of Portland General Electric Company (PGE).

Acquisition of Portland General Electric Company
------------------------------------------------

         On Oct. 5, 2001, NW Natural and Enron Corp., an Oregon corporation (Enron), entered into an agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly-owned subsidiary of NW Natural formed to serve as a holding company (Holding Company), of all of the issued and outstanding common stock of PGE, an Oregon corporation and wholly-owned subsidiary of Enron. See
Part I, Item 1., "Acquisition of Portland General Electric Company," in the 2001 Form 10-K.

         On Dec. 2, 2001, Enron, along with certain of its subsidiaries, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. PGE has not filed for reorganization under Chapter 11.

         At this time, it continues to be difficult to assess the impact of Enron's bankruptcy filing on PGE. It is possible that Enron's situation could adversely affect PGE, because, as a subsidiary of Enron, PGE has relationships with Enron that could expose PGE to liabilities. At this time, the potential magnitude of any such liabilities has not been determined.

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

         On May 3, 2002, Enron publicly announced that it had presented a process to its Unsecured Creditors' Committee which contemplated the establishment of a new energy infrastructure company focused on the transportation, distribution, generation and production of natural gas and electricity. Enron disclosed that the new company, currently called OpCo Energy Company, would be a holding company which may own PGE. Although Enron has stated that it believes the OpCo Energy Company process is feasible whether or not PGE is owned by such company, Enron has indicated its preference to retain PGE as part of such company.

         NW Natural understands that the Unsecured Creditors' Committee is reviewing Enron's proposal and has not determined whether or not it will support the OpCo Energy Company process.

         NW Natural is in discussions with Enron to seek to determine whether the parties should agree to mutually terminate the Stock Purchase Agreement or should continue to pursue the transaction. NW Natural understands that Enron will consult with its debtor-in-possession lenders and the Unsecured Creditors' Committee in reaching such a determination. Any agreement by Enron and NW Natural to terminate the Stock Purchase Agreement would be subject to approval by the Bankruptcy Court.

         Through March 31, 2002, NW Natural has recorded approximately $11.9 million of costs relating to the acquisition as deferred costs for the purchase of PGE. If the acquisition is not completed, NW Natural would recognize these costs incurred as current expense.

Results of Operations
---------------------

         Comparison of Gas Operations
         ----------------------------

         The following table summarizes the composition of gas utility volumes and revenues for the three months ended March 31:


(Thousands, except customers and degree days)                    2002                    2001
------------------------------------------------------------------------------------------------------

Gas Sales and Transportation Volumes - Therms:
----------------------------------------------
Residential and commercial sales                              262,937                 258,873
Unbilled volumes                                              (18,622)                (24,223)
                                                            ---------               ---------
   Weather-sensitive volumes                                  244,315       62%       234,650      61%
Industrial firm sales                                          23,755        6%        23,464       6%
Industrial interruptible sales                                 14,375        4%        13,798       4%
                                                            ---------     -----     ---------     ----
   Total gas sales                                            282,445       72%       271,912      71%
Transportation deliveries                                     110,732       28%       112,473      29%
                                                            ---------     -----     ---------     ----

     Total volumes sold and delivered                         393,177      100%       384,385     100%
                                                            =========     =====     =========     ====
Utility Operating Revenues - Dollars:
-------------------------------------
Residential and commercial sales                            $ 259,491               $ 198,232
Unbilled revenues                                             (17,895)                 (5,690)
                                                            ---------               ---------
   Weather-sensitive revenues                                 241,596       88%       192,542      89%
Industrial firm sales                                          17,865        6%        13,658       6%
Industrial interruptible sales                                  9,896        4%         7,225       3%
                                                            ---------     -----     ---------     ----
   Total gas sales                                            269,357       98%       213,425      98%
Transportation revenues                                         6,452        2%         4,419       2%
Other revenues                                                    173       --         (1,782)     --
                                                            ---------     -----     ---------     ----

     Total utility operating revenues                       $ 275,982      100%     $ 216,062     100%
                                                            =========     =====     =========     ====
Cost of gas sold                                            $ 167,144               $ 125,678
                                                            =========               =========

Total number of customers (end of period)                     546,806                 528,008
                                                            =========               =========

Actual degree days                                              1,920                   1,890
                                                            =========               =========
20-year average degree days                                     1,836                   1,827
                                                            =========               =========

         Residential and Commercial
         --------------------------

         NW Natural continues to experience rapid customer growth, with 18,798 customers added since March 31, 2001 for a growth rate of 3.6 percent. In the three years ended Dec. 31, 2001, more than 63,000 customers were added to the system, representing an average annual growth rate of 4.4 percent.

         Typically, 80 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days. Weather conditions were 5 percent colder than average in the first quarter of 2002 and 2 percent colder than average in the first quarter of 2001.

         Volumes of gas sold to residential and commercial customers were 9.7 million therms, or 4 percent, higher in the first quarter of 2002 than in the first quarter of 2001. Related revenues increased $49.1 million, or 25 percent, partially due to higher sales volumes but more significantly due to rate increases effective Oct. 1, 2001. (See Part II, Item 7, "Results of Operations - Regulatory Matters," in the 2001 Form 10-K.) Customer growth in the residential and commercial segments since March 31, 2001, contributed an estimated 7 million therms in sales volumes and $2.7 million in additional margin during the first quarter of 2002.

         NW Natural believes that reductions in recent years in its customers' gas consumptions per degree day (see "Earnings and Dividends," above) were caused by the higher cost of purchased gas, which is passed on to customers as rate increases, and to efforts throughout the region to conserve energy. NW Natural filed with the Oregon Public Utility Commission (OPUC) in 2001 for approval of a new regulatory mechanism that is intended to stabilize margin revenues in the face of variable consumption patterns. The proposed regulatory mechanism is intended to stabilize margin revenues to assure NW Natural of fixed cost recovery and more predictable shareholder earnings. NW Natural has proposed that this be accomplished through a balancing account that would compare actual usage of residential and commercial customers against their normal usage levels and treat any variations as refunds or collections of revenues. In February 2002, the administrative law judge in this proceeding issued a memorandum to the parties advising them that the OPUC has decided to hold the docket regarding NW Natural's proposed regulatory mechanism in abeyance, along with a docket involving a similar filing by PGE, pending its review of NW Natural's application to acquire PGE. NW Natural estimates that if customers' gas consumption patterns as experienced in 2001 and early 2002 were to continue for the full year 2002, but a margin stabilization mechanism were not approved, it could reduce margin revenues for the last nine months of this year by the equivalent of 13 to 18 cents a share compared to results with such a mechanism in place.

         In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period. Amounts reported as unbilled revenues reflect the increase or decrease in the balance of unbilled revenues over the prior year end. End of period balances are affected by weather conditions, rate changes and customer billing dates from one period to the next.

         Industrial, Transportation and Other Revenues
         ---------------------------------------------

         Total volumes delivered to industrial and electric generation customers in the first quarter of 2002 were 148.1 million therms, down 1 percent from the same period of 2001. Combined margin from these customers increased, however, from $11.7 million in the first quarter of 2001 to $14.7 million in the first quarter of 2002.

         In the industrial market, volumes delivered to industrial sales and transportation customers in the first quarter of 2002 were 144.9 million therms. This was 30.6 million therms, or 27 percent, higher than in the first quarter of 2001. Several large customers switched back to gas after having used oil during the same period last year. Related margins in the industrial market increased from $11.3 million to $12.4 million.

         In the electric generation market, volumes delivered in the first quarter of 2002 were 3.2 million therms. This was 31.3 million therms, or 91 percent, lower than in the first quarter of 2001. Margin in this market increased, however, from $0.4 million in the first quarter of 2001 to $2.3 million in the first quarter of 2002. A customer served on a contract with low fixed charges and relatively high volumetric charges used 34.5 million therms during the first quarter of 2001 but only about 3 million therms during the first quarter of 2002. On the other hand, two new electric generation customers added in mid-2001 used only about 0.3 million therms in the first quarter of 2002, but generated $2.3 million in margin because they are served on contracts with high fixed charges and low volumetric charges. The contracts with these two customers will continue in place at least through the end of the second quarter of 2002.

         Other revenues include amortizations from regulatory accounts and miscellaneous fee income (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K). Other revenues amounted to a net increase to utility operating revenues of $0.2 million during the first quarter of 2002, inluding increased revenues from customer late payment and collection fees ($1.1 million) and miscellaneous revenues ($0.4 million), partially offset by amortizations from regulatory accounts covering conservation programs ($0.8 million) and Year 2000 costs ($0.5 million). Amortizations of regulatory accounts for conservation programs amounted to $2.4 million for the three months ended March 31, 2002, which accounted for the $2.0 million increase in other revenues from the three months ended March 31, 2001.

         Cost of Gas
         -----------

         The cost per therm of gas sold was 28 percent higher during the first quarter of 2002 than in the first quarter of 2001, primarily due to higher natural gas commodity prices. The cost per therm of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, demand costs, regulatory deferrals and company use.

         NW Natural uses an active natural gas commodity hedge program under the terms of its Derivatives Policy (see Part II, Item 7., "Critical Accounting Policies -- Accounting for Derivative Instruments and Hedging Activities," in the Company's 2001 Form 10-K) to help manage its gas commodity costs. NW Natural recorded net losses from commodity swap and call option contracts of $28 million in the first quarter of 2002, compared to net gains of $74 million in the first quarter of 2001. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas.

         NW Natural has a Purchased Gas Adjustment (PGA) tariff under which its net income from Oregon operations is affected within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projected costs built into rates. The remaining 67 percent of the higher or lower gas costs are recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. Net savings realized from gas commodity purchases in the first quarter of 2002 contributed $8.7 million of margin, equivalent to 21 cents a share of earnings. The Company credited the remaining portion of its first quarter 2002 purchased gas costs savings, about $17.4 million, plus interest, to a deferred account for future refund to Oregon customers. In the first quarter of 2001, NW Natural absorbed $1.4 million of excess gas costs, generating a loss of 3 cents a share.

         Under an agreement with the OPUC, revenues from off-system gas sales are treated as a reduction of gas costs. These sales reduced the cost of gas sold by $0.7 million and $0.6 million for the first quarters of 2002 and 2001, respectively.

         Non-utility Operations
         ----------------------

         At March 31, 2002 and 2001, the Company had one active wholly-owned subsidiary, Financial Corporation. Northwest Energy, which was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE is completed, has had no active operations since its inception in 2001.

         Financial Corporation
         ---------------------

         Financial Corporation's operating results for the three months ended March 31, 2002 were net income of $0.2 million, compared to income of $0.1 million for the first quarter of 2001. Earnings were equivalent to 1 cent a share for each of the three-month periods ended March 31, 2002 and 2001. Financial Corporation's net assets at March 31, 2002 and 2001 were $8.1 million and $7.4 million, respectively.

         Gas Storage Services
         --------------------

         NW Natural realized net income, after regulatory sharing and income tax, from gas storage services of $0.8 million, or 3 cents a share, in the three months ended March 31, 2002, up from $0.7 million, or 2 cents a share, in the three months ended March 31, 2001. Gas storage services are provided to customers using storage capacity not required from time to time for utility services. NW Natural retains 80 percent of the income before tax from storage services and credits the remaining 20 percent to a deferred regulatory account for refund to its core utility customers.

         Operating Expenses
         ------------------

                  Operations and Maintenance
                  --------------------------

                  Consolidated operations and maintenance expenses were $1.1 million, or 5 percent, higher in the first quarter of 2002 compared to the same period in 2001. The increase was caused primarily by higher net pension costs ($0.7 million) due to reduced earnings on pension assets; higher uncollectible expense ($0.5 million) due to economic conditions in the Northwest and the impact of higher customer gas bills resulting from recent rate increases; and higher payroll costs ($0.3 million) due to wage and salary increases.

                  Taxes Other than Income Taxes
                  -----------------------------

                  Taxes other than income, which are comprised of property, franchise, payroll and other taxes, were $2.3 million, or 24 percent, higher in the first quarter of 2002 compared to the same period in 2001. Franchise taxes, which are based on gross revenues, increased $1.7 million, or 35 percent, reflecting higher revenues due to an increase in NW Natural's customer base and rate increases effective in late 2001. Property tax expense increased $0.6 million, or 22 percent, due to higher property tax rates and an increase in utility plant.

                  Depreciation, Depletion and Amortization
                  ----------------------------------------

         Depreciation, depletion and amortization expense increased $0.7 million, or 6 percent, compared to the first quarter of 2001. The increase was primarily due to a 5 percent increase in plant in service. As a percentage of average plant and property, depreciation, depletion and amortization expense was approximately 1 percent for each of the three months ended March 31, 2002 and 2001.

         Other Income (Expense)
         ----------------------

         Other income (expense) decreased $1.5 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease was primarily due to a change in interest income on deferred regulatory account balances. The first quarter of 2002 included interest expense of $0.9 million on deferred gas cost liability balances totaling $30.3 million as of March 31, 2002, compared to interest income of $0.2 million on receivable balances of $16.5 million as of March 31, 2001. The change in deferred gas cost balances, from an asset as of March 31, 2001 to a liability at March 31, 2002, resulted in a combined decrease of $1.2 million in interest on deferred regulatory accounts. The first quarter of 2001 also included interest income on short-term investments of $0.4 million.

         Interest Charges - net
         ----------------------

         The Company's net interest expense decreased $0.1 million, or 1 percent, in the first quarter of 2002 compared to the first quarter of 2001. Interest expense on commercial paper was $0.2 million lower due to a lower average balance of commercial paper outstanding during the period.

         Income Taxes
         ------------

         The effective corporate income tax rate from continuing operations was
37.0 percent for both three-month periods ended March 31, 2002 and 2001.

Financial Condition
-------------------

         Capital Structure
         -----------------

         The Company's goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt and preferred and preference stock redemption requirements (see Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K).

         Liquidity and Capital Resources
         -------------------------------

         At March 31, 2002, the Company had $30.1 million in cash and cash equivalents compared to $12.2 million at March 31, 2001. Short-term liquidity is provided by cash from operations and from the sale of the Company's commercial paper notes, which are supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the Company's 2001 Form 10-K). The Company has available through Sept. 30, 2002, committed lines of credit totaling $170 million (see "Cash Flows - Lines of Credit," below). The Company's lines of credit are renewed annually.

         NW Natural's lines of credit require that credit ratings be maintained in effect at all times and that notice be given of any change in its commercial paper ratings. A change in NW Natural's commercial paper rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the lines of credit. However, interest rates on any loans outstanding under NW Natural's bank lines are tied to credit ratings, which would increase or decrease the cost of bank debt, if any, when ratings are changed. The lines of credit require NW Natural to maintain a specified ratio of indebtedness to total capitalization. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. At March 31, 2002, NW Natural was in compliance with this covenant.

         The following table shows NW Natural's contractual obligations by maturity and type of obligation:


                          Commercial          Preferred                                             Long-term         Total
Thousands                    Paper               and                    Capital                     Gas Supply       Contractual
Payments Due in Years    Supported by        Preference    Long-term     Lease        Operating      Purchase          Cash
Ending March 31,        Lines of Credit         Stock       Debt       Obligations     Leases      Obligations      Obligations
--------------------------------------------------------------------------------------------------------------------------------
2002                        $ 163           $ 25,750     $ 40,000        $ 569         $ 2,966        $ 82,104       $ 151,552
2003                            -                750       20,000          132           2,753          67,391          91,026
2004                            -                750            -            5           2,641          46,467          49,863
2005                            -                750       15,000            -           2,585          43,926          62,261
2006                            -                750       28,000            -             365          41,912          71,027
                         -------------------------------------------------------------------------------------------------------
Total 2002 - 2006             163             28,750      103,000          706          11,310         281,800         425,729
Thereafter                      -              5,250      375,236            -           3,423         239,940         623,849
Less: imputed interest          -                  -            -          (32)              -        (111,540)       (111,572)
                         -------------------------------------------------------------------------------------------------------
Total                       $ 163           $ 34,000    $ 478,236        $ 674        $ 14,733       $ 410,200       $ 938,006
                         =======================================================================================================


         One of Financial Corporation's lines of credit in the amount of $10 million, which is guaranteed by NW Natural, provides that it is an event of default if any governmental authority takes action which the bank believes has a material adverse effect on NW Natural's financial condition or ability to repay, or if a material adverse change occurs in NW Natural's business condition.

         NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements (see "Cash Flows - Investing Activities," below). In addition, NW Natural has certain long-term contractual obligations such as capital lease obligations, operating leases and long-term gas supply purchase obligations that require an adequate source of funding. These capital and contractual expenditures are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

         Cash Flows
         ----------

                  Operating Activities
                  --------------------

         Operations provided net cash of $91.3 million in the three months ended March 31, 2002, compared to $62.5 million in the first three months of 2001. The $28.8 million, or 46 percent, increase was due to increased cash from operations before working capital changes ($24.4 million) and lower working capital requirements ($4.4 million). The increase in cash from operations before working capital changes was due to an increase in deferred gas costs payable in the first quarter of 2002 ($19.7 million), an increase in income from operations ($8.5 million) and an increase in depreciation, depletion and amortization ($0.7 million), partially offset by a decrease in deferred investment tax credits and income taxes ($2.8 million) and a decrease in other adjustments ($1.8 million). The decrease in working capital requirements was primarily due to a smaller decrease in accounts payable ($39.4 million), partially offset by an increase in accounts receivable ($18.7 million), a smaller increase in accrued interest and taxes ($3.0 million), and a smaller decrease in inventories ($11.4 million).

         The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K).

                  Investing Activities
                  --------------------

         Cash requirements for investing activities in the first quarter of 2002 totaled $16.6 million, down from $16.9 million in the same period of 2001. Cash requirements for utility construction totaled $15.0 million, down $2.1 million from the first quarter of 2001. The decrease in cash requirements for utility construction in 2002 was primarily the result of the completion of another phase in the expansion of NW Natural's Mist gas storage system in December 2001.

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

         Investments in non-utility property during the first quarter of 2002 totaled $0.3 million and were negligible during the first quarter of 2001.

         Investing activities during the first three months of 2002 also included $2.3 million in cash used for financial advisory and legal fees, loan arrangement fees and other costs relating to the Company's contract for the purchase of PGE. In the event that the acquisition is not completed, the Company would recognize costs accumulated to date of $11.9 million as current expenses.

                  Financing Activities
                  --------------------

         Cash used in financing activities in the first quarter of 2002 totaled $55.0 million, compared to $44.7 million in the first quarter of 2001.

         NW Natural sold $60 million of its secured Medium-Term Notes, Series B
(MTNs) in March 2002 and used the proceeds, together with internally generated cash to reduce short-term debt by $108.1 million in the first quarter of 2002. Internally generated cash was used to reduce short-term debt by $33.8 million in the first quarter of 2001.

         In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program which has been extended through May 2003. The purchases are made in the open market or through privately negotiated transactions. The Company used $5.8 million for the repurchase of 246,700 shares under the program in 2001. No shares were repurchased during the six months ended Dec. 31, 2001, while the Company was negotiating the purchase of PGE, or the three months ended March 31, 2002. Since the program's inception in 2000, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

         Commercial Paper
         ----------------

         The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K). NW Natural had $0.2 million of commercial paper notes outstanding at March 31, 2002, compared to $22.5 million and $108.3 million at March 31 and Dec. 31, 2001, respectively. Financial Corporation had no commercial paper notes outstanding at March 31, 2002.

         Lines of Credit
         ---------------

         NW Natural has available through Sept. 30, 2002, committed lines of credit with four commercial banks totaling $150 million. In addition, Financial Corporation has available through Sept. 30, 2002, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

         Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of March 31, 2002 or 2001.

         Ratios of Earnings to Fixed Charges
         -----------------------------------

         For the 12 months ended March 31, 2002, and Dec. 31, 2001, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.52 and 3.14, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Forward-Looking Statements
--------------------------

         This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the OPUC and the WUTC, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) risks and uncertainties relating to delays in obtaining, or adverse conditions contained in, regulatory approvals necessary for the plan of reorganization and acquisition of PGE; (iii) failure to realize the synergies and other benefits expected from the acquisition of PGE, if completed; (iv) risks relating to the interest rate environment as it may affect the financing commitment and interest rates borne by the debt financing for the PGE transaction, if completed; (v) weather conditions and other natural phenomena; (vi) unanticipated population growth or decline, and changes in market demand and demographic patterns; (vii) competition for retail and wholesale customers; (viii) pricing of natural gas relative to other energy sources; (ix) changes in customer consumption patterns due to gas commodity price changes; (x) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (xi) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (xii) unanticipated changes in operating expenses and capital expenditures; (xiii) capital market conditions; (xiv) competition for new energy development opportunities; (xv) legal and administrative proceedings and settlements; and (xvi) the impact of Enron's bankruptcy filing on PGE and on the proposed acquisition of PGE. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the information provided in Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," in the 2001 Form 10-K.

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 11  -  Statement re: Computation of Per Share Earnings

         Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K

         On March 1, 2002, the Company filed its Current Report on Form 8-K relating to: 1) a litigation decision adverse to the Company; 2) the Company's 2001 earnings; 3) a regulatory development; and 4) the status of the Company's proposed acquisition of Portland General Electric Company.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORTHWEST NATURAL GAS COMPANY
                                            (Registrant)


Dated:  May 14, 2002                        /s/ Stephen P. Feltz
                                            ------------------------------------
                                            Stephen P. Feltz
                                            Principal Accounting Officer
                                            Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                 March 31, 2002

                                                                  Exhibit Number

Document

Statement re: Computation of Per Share Earnings                       11

Computation of Ratios of Earnings to Fixed Charges                    12

                                                                      EXHIBIT 11

                          NORTHWEST NATURAL GAS COMPANY
                 Statement re: Computation of Per Share Earnings
                                   (Unaudited)


Thousands, except per share amounts                 Three Months Ended March 31,
--------------------------------------------------------------------------------
                                                       2002            2001
                                                    ----------------------------
Earning Applicable to Common Stock                   $  33,852      $   25,299

     Debenture Interest Less Taxes                          91             96
                                                    ----------      ----------

Net Income Available for Diluted Common
   Stock                                             $  33,943      $   25,395
                                                    ==========      ==========

Average Common Shares Outstanding                       25,266          25,207

     Stock Options                                          54              41
     Convertible Debentures                                414             435
                                                    ----------      ----------

Diluted Common Shares                                   25,734          25,683
                                                    ==========      ==========

Diluted Earnings per Share of Common Stock           $    1.32      $     0.99
                                                    ==========      ==========

                                                                      EXHIBIT 12

                          NORTHWEST NATURAL GAS COMPANY
                Computation of Ratio of Earnings to Fixed Charges
                        January 1, 1997 - March 31, 2002
             (Thousands, except ratio of earnings to fixed charges)
                                   (Unaudited)


                                                                                                 12 Months    Three Months
                                                    Year Ended December 31,                        Ended          Ended
                                 ------------------------------------------------------------     March 31,     March 31,
                                    1997        1998       1999         2000         2001           2002          2002
                                 ------------------------------------------------------------   ----------    ------------
Fixed Charges, as Defined:
   Interest on Long-Term Debt    $ 24,904    $ 27,389   $  27,728    $  29,987    $  30,224     $  30,047      $  7,343
   Other Interest                   4,500       4,909       2,778        3,628        3,772         3,812           769
   Amortization of Debt
      Discount and Expense            730         714         699          735          768           751           185
   Interest Portion of
      Rentals                       2,111       1,986       1,707        1,628        1,572         1,558           393
                                 --------    --------   ---------    ---------    ---------     ---------      --------
   Total Fixed  Charges, as
     defined                     $ 32,245    $ 34,998   $  32,912    $  35,978    $  36,336        36,168      $  8,690
                                 ========    ========   =========    =========    =========     =========      ========


Earnings, as Defined:
   Net Income                    $ 43,059    $ 27,301   $  45,296    $  50,224    $  50,187        58,727      $ 34,447
   Taxes on Income                 21,034      14,604      24,591       26,829       27,553        32,541        20,215
   Fixed Charges, as above         32,245      34,998      32,912       35,978       36,336        36,168         8,690
                                 --------    --------   ---------    ---------    ---------     ---------      --------
   Total Earnings, as defined    $ 96,338    $ 76,903   $ 102,799    $ 113,031    $ 114,076     $ 127,436      $ 63,352
                                 ========    ========   =========    =========    =========     =========      ========

Ratio of Earnings to Fixed
 Charges                             2.99        2.20        3.12         3.14         3.14          3.52          7.29
                                 ========    ========   =========    =========    =========     =========      ========
