Form 10-Q
period 2002-06-30
NORTHWEST NATURAL GAS CO
filed 2002-08-13
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                                                  OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition period from ________ to ________


                            Commission File No. 0-994

                                 [COMPANY LOGO]

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At August 9, 2002, 25,471,670 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                  June 30, 2002

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements                                                                       Page Number
                                                                                                            -----------

                 (1)    Consolidated Statements of Income for the three-month and six-month periods
                        ended June 30, 2002 and 2001                                                             3

                 (2)    Consolidated Statements of Earnings Invested in the Business for the
                        six-month periods ended June 30, 2002 and 2001                                           4

                 (3)    Consolidated Balance Sheets at June 30, 2002 and 2001 and Dec. 31, 2001
                                                                                                                 5
                 (4)    Consolidated Statements of Cash Flows for the six-month periods ended June
                        30, 2002 and 2001                                                                        7

                 (5)    Consolidated Statements of Capitalization at June 30, 2002 and 2001 and
                        Dec. 31, 2001                                                                            8

                 (6)    Notes to Consolidated Financial Statements                                               9

Item 2.          Management's Discussion and Analysis of Results of Operations and Financial Condition          13

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                     25



                                             PART II. OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders                                            25

Item 5.          Other Information                                                                              25

Item 6.          Exhibits and Reports on Form 8-K                                                               26

                 Signature                                                                                      26


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      (1) Consolidated Statements of Income
                                   (Unaudited)








                                                              Three Months Ended               Six Months Ended
Thousands, except per share amounts                                June 30,                        June 30,
-----------------------------------------------------------------------------------------------------------------------

                                                              2002           2001         2002            2001
                                                              ----           ----         ----            ----
Operating revenues:
  Gross operating revenues                                $  101,873    $  118,150     $ 380,436      $ 335,491
  Cost of sales                                               45,309        63,424       213,206        189,112
                                                          ----------    ----------     ---------      ---------
        Net operating revenues                                56,564        54,726       167,230        146,379

Operating expenses:
  Operations and maintenance                                  20,233        20,986        42,402         42,029
  Taxes other than income taxes                                6,852         6,265        18,854         15,959
  Depreciation, depletion and amortization                    12,784        12,287        25,598         24,415
                                                          ----------    ----------     ---------      ---------
        Total operating expenses                              39,869        39,538        86,854         82,403
                                                          ----------    ----------     ---------      ---------
Income from operations                                        16,695        15,188        80,376         63,976

Other income (expense)                                       (13,557)           (9)      (14,427)           597
Interest charges - net                                         8,577         7,926        16,726         16,186
                                                          ----------    ----------     ---------      ---------
Income (loss) before income taxes                             (5,439)        7,253        49,223         48,387
Income tax expense (benefit)                                  (2,447)        2,388        17,768         17,615
                                                          ----------    ----------     ---------      ---------

Net income (loss)                                             (2,992)        4,865        31,455         30,772
  Redeemable preferred and preference stock
     dividend requirements                                       590           604         1,185          1,212
                                                          ----------    ----------     ---------      ---------
Earnings (loss) applicable to common stock                $   (3,582)   $    4,261     $  30,270      $  29,560
                                                          ==========    ==========     =========      =========


Average common shares outstanding
                                                              25,410        25,103        25,338         25,155

Basic earnings (loss) per share of common stock           $    (0.14)   $     0.17     $    1.19      $    1.18

Diluted earnings (loss) per share of common stock         $    (0.14)   $     0.17     $    1.18      $    1.16

Dividends per share of common stock                       $    0.315    $     0.31     $    0.63      $    0.62


                                          --------------------------------------------------
                                            See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
        (2) Consolidated Statements of Earnings Invested in the Business
                                   (Unaudited)


                                                                             Six Months Ended June 30,
                                                           --------------------------------------------------------------
Thousands                                                               2002                           2001
-------------------------------------------------------------------------------------------------------------------------
Earnings invested in the business:
Balance at beginning of period                              $    147,950                     $   134,189
Net income                                                        31,455       $  31,455          30,772        $ 30,772
Cash dividends paid:
    Redeemable preferred and preference stock                     (1,194)                         (1,221)
    Common stock                                                 (15,957)                        (15,592)
Common stock repurchased                                               -                          (2,688)
                                                            -------------                   -------------
Balance at end of period                                    $    162,254                     $    145,460
                                                            =============                   =============

Accumulated other comprehensive income (loss): $
Balance at beginning of period                              $       (375)                    $          -
Other comprehensive income - net of tax:
   Unrealized gain from price risk management activities              95              95                -              -
                                                           --------------------------------------------------------------
Comprehensive income                                                           $  31,550                        $ 30,772
                                                                             ============                     ===========
Balance at end of period                                    $       (280)                     $         -
                                                            ==============                   =============





                                          --------------------------------------------------
                                            See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets




                                                                June 30,             June 30,
                                                                  2002                 2001               Dec. 31,
 Thousands                                                    (Unaudited)          (Unaudited)              2001
-----------------------------------------------------------------------------------------------------------------------
Assets"
Plant and property:
   Utility plant                                             $  1,494,819          $  1,438,183         $  1,465,079
   Less accumulated depreciation                                  537,152               497,489              514,629
                                                             ------------          ------------         ------------
        Utility plant - net                                       957,667               940,694              950,450
                                                             ------------          ------------         ------------
  Non-utility property                                             20,793                 8,653               18,203
  Less accumulated depreciation and depletion                       3,863                 3,499                3,677
                                                             ------------          ------------         ------------
        Non-utility property - net                                 16,930                 5,154               14,526
                                                             ------------          ------------         ------------
        Total plant and property                                  974,597               945,848              964,976
                                                             ------------          ------------         ------------
Other investments                                                  13,290                13,877               23,233
                                                             ------------          ------------         ------------
Current assets:
  Cash and cash equivalents                                        34,519                17,812               10,440
  Accounts receivable                                              31,320                30,698               66,684
  Allowance for uncollectible accounts                             (2,731)               (2,257)              (1,962)
  Accrued unbilled revenue                                         13,133                10,346               57,749
  Inventories of gas, materials and supplies                       30,793                32,274               49,337
  Prepayments and other current assets                             22,281                19,683               28,086
                                                             ------------          ------------         ------------
        Total current assets                                      129,315               108,556              210,334
                                                             ------------          ------------         ------------

Regulatory assets:
  Income tax asset                                                 48,469                49,515               48,469
  Deferred gas costs receivable                                         -                15,241                    -
  Unrealized loss on non-trading derivatives                       41,408                76,502              111,641
  Unamortized loss on debt redemption                               6,739                 7,202                6,970
  Other                                                             4,430                 6,540                5,302
                                                             ------------          ------------         ------------
        Total regulatory assets                                   101,046               155,000              172,382
                                                             ------------          ------------         ------------

Other assets:
  Investment in life insurance                                     54,140                51,098               53,033
  Other                                                            12,266                11,046               11,064
                                                             ------------          ------------         ------------
        Total other assets                                         66,406                62,144               64,097
                                                             ------------          ------------         ------------
        Total assets                                         $  1,284,654          $  1,285,425         $  1,435,022
                                                             ============          ============         ============


                                          --------------------------------------------------
                                            See Notes to Consolidated Financial Statements


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets




                                                                June 30,             June 30,
                                                                  2002                2001               Dec. 31,
 Thousands                                                    (Unaudited)          (Unaudited)             2001
----------------------------------------------------------------------------------------------------------------------
Capitalization and liabilities:
Capitalization:
  Common stock                                               $     80,638          $     79,502         $     79,889
  Premium on common stock                                         245,324               238,246              240,697
  Earnings invested in the business                               162,254               145,460              147,950
  Accumulated other comprehensive income (loss)                      (280)                    -                 (375)
                                                             ------------          ------------         ------------
        Total common stock equity                                 487,936               463,208              468,161
  Redeemable preference stock                                      25,000                25,000               25,000
  Redeemable preferred stock                                        8,250                 9,000                9,000
  Long-term debt                                                  416,183               408,498              378,377
                                                             ------------          ------------         ------------
        Total capitalization                                      937,369               905,706              880,538
                                                             ------------          ------------         ------------
Current liabilities:
  Notes payable                                                         -                17,961              108,291
  Accounts payable                                                 48,590                47,692               70,698
  Long-term debt due within one year                               50,000                30,000               40,000
  Taxes accrued                                                     2,057                10,020               22,539
  Interest accrued                                                  2,887                 2,689                3,658
  Other current and accrued liabilities                            25,497                24,825               28,396
                                                             ------------          ------------         ------------
        Total current liabilities                                 129,031               133,187              273,582
                                                             ------------          ------------         ------------

Regulatory liabilities:
  Customer advances                                                 1,879                 1,766                1,985
  Deferred gas costs payable                                       10,315                     -               10,089
                                                             ------------          ------------         ------------
        Total regulatory liabilities                               12,194                 1,766               12,074
                                                             ------------          ------------         ------------

Other liabilities:
  Deferred income taxes                                           137,965               142,185              130,424
  Fair value of non-trading derivatives                            41,540                76,502              111,868
  Deferred investment tax credits                                   8,070                 8,983                8,682
  Other                                                            18,485                17,096               17,854
                                                             ------------          ------------         ------------
        Total other liabilities                                   206,060               244,766              268,828
                                                             ------------          ------------         ------------
       Total capitalization and liabilities                  $  1,284,654          $  1,285,425         $  1,435,022
                                                             ============          ============         ============


                                          --------------------------------------------------
                                            See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    (4) Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                             ----------------------------
Thousands                                                                        2002           2001
---------------------------------------------------------------------------------------------------------
Operating activities:
   Net income from operations                                                $   31,455     $   30,772
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation, depletion and amortization                                   25,598         24,415
      Gain on sale of assets                                                       (221)             -
      Loss reserve for PGE acquisition costs                                     13,699              -
      Unrealized gain from price risk management activities                          95              -
      Deferred income taxes and investment tax credits                            6,929            (26)
      Equity in (earnings) losses of investments                                   (615)           233
      Allowance for funds used during construction                                 (273)          (414)
      Deferred gas costs - net                                                      226          1,732
      Other                                                                        (776)           964
                                                                             ----------     ----------
          Cash from operations before working capital changes                    76,117         57,676
      Changes in operating assets and liabilities:
          Accounts receivable - net of uncollectible accounts                    36,133         32,312
          Accrued unbilled revenue                                               44,616         35,273
          Inventories of gas, materials and supplies                             18,544         14,609
          Accounts payable                                                      (22,108)       (63,006)
          Accrued interest and taxes                                            (21,253)         1,947
          Other current assets and liabilities                                    2,740          4,338
                                                                             ----------     ----------
      Cash provided by operating activities                                     134,789         83,149
                                                                             ----------     ----------
Investing activities:
   Acquisition and construction of utility plant assets                         (32,356)       (35,815)
   Investment in non-utility property                                            (2,590)            (4)
   PGE acquisition costs                                                         (4,142)             -
   Proceeds from sale of assets                                                     500              -
   Other investments                                                                888            416
                                                                             ----------     ----------
      Cash used in investing activities                                         (37,700)       (35,403)
Financing activities:
   Common stock issued                                                            3,682          2,440
   Common stock repurchased                                                           -         (5,792)
   Redeemable preferred stock retired                                              (750)          (750)
   Long-term debt issued                                                         60,000         18,000
   Long-term debt retired                                                       (10,500)             -
   Change in short-term debt                                                   (108,291)       (38,302)
   Cash dividend payments:
         Redeemable preferred and preference stock                               (1,194)        (1,221)
         Common stock                                                           (15,957)       (15,592)
                                                                             ----------     ----------
      Cash used in financing activities                                         (73,010)       (41,217)
Increase in cash and cash equivalents                                            24,079          6,529
Cash and cash equivalents - beginning of period                                  10,440         11,283
                                                                             ----------     ----------
Cash and cash equivalents - end of period                                    $   34,519     $   17,812
                                                                             ==========     ==========

------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                               $   17,357     $   16,213
      Income taxes                                                           $   27,912     $   13,402

------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activities:
  Conversion to common stock:
      7-1/4 % Series of Convertible Debentures                               $    1,694     $      292

                                          --------------------------------------------------
                                            See Notes to Consolidated Financial Statements


                                                     NORTHWEST NATURAL GAS COMPANY
                                                     PART I. FINANCIAL INFORMATION
                                            (5) Consolidated Statements of Capitalization

                                                      June 30, 2002            June 30, 2001
Thousands, except share amounts                        (Unaudited)              (Unaudited)             Dec. 31, 2001
-------------------------------------------------------------------------------------------------- ------------------------
Common Stock Equity:
   Common stock - par value $3-1/6 per share          $    80,638               $     79,502               $   79,889
   Premium on common stock                                245,324                    238,246                  240,697
   Earnings invested in the business                      162,254                    145,460                  147,950
   Accumulated other comprehensive income (loss)             (280)                         -                     (375)
                                                      -----------               ------------               ----------
          Total common stock equity                       487,936       52%          463,208     51%          468,161     53%
Redeemable Preference Stock:
      $6.95 Series, stated value $100 per share            25,000        3%           25,000      3%           25,000      3%
Redeemable Preferred Stock:
      $7.125 Series, stated value $100 per share            8,250        1%            9,000      1%            9,000      1%
Long-Term Debt:
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     6.620% Series B due 2001                                   -                     10,000                        -
     8.050% Series A due 2002                                   -                     10,000                   10,000
     6.750% Series B due 2002                              10,000                     10,000                   10,000
     5.550% Series B due 2002                              20,000                     20,000                   20,000
     6.400% Series B due 2003                              20,000                     20,000                   20,000
     6.340% Series B due 2005                               5,000                      5,000                    5,000
     6.380% Series B due 2005                               5,000                      5,000                    5,000
     6.450% Series B due 2005                               5,000                      5,000                    5,000
     6.050% Series B due 2006                               8,000                      8,000                    8,000
     6.310% Series B due 2007                              20,000                          -                        -
     6.800% Series B due 2007                               9,500                     10,000                   10,000
     6.500% Series B due 2008                               5,000                      5,000                    5,000
     7.450% Series B due 2010                              25,000                     25,000                   25,000
     6.665% Series B due 2011                              10,000                     10,000                   10,000
     7.130% Series B due 2012                              40,000                          -                        -
     8.260% Series B due 2014                              10,000                     10,000                   10,000
     7.000% Series B due 2017                              40,000                     40,000                   40,000
     6.600% Series B due 2018                              22,000                     22,000                   22,000
     8.310% Series B due 2019                              10,000                     10,000                   10,000
     7.630% Series B due 2019                              20,000                     20,000                   20,000
     9.050% Series A due 2021                              10,000                     10,000                   10,000
     7.250% Series B due 2023                              20,000                     20,000                   20,000
     7.500% Series B due 2023                               4,000                      4,000                    4,000
     7.520% Series B due 2023                              11,000                     11,000                   11,000
     7.720% Series B due 2025                              20,000                     20,000                   20,000
     6.520% Series B due 2025                              10,000                     10,000                   10,000
     7.050% Series B due 2026                              20,000                     20,000                   20,000
     7.000% Series B due 2027                              20,000                     20,000                   20,000
     6.650% Series B due 2027                              20,000                     20,000                   20,000
     6.650% Series B due 2028                              10,000                     10,000                   10,000
     7.740% Series B due 2030                              20,000                     20,000                   20,000
     7.850% Series B due 2030                              10,000                     10,000                   10,000
   Unsecured:
     8.470% Series A due 2001                                   -                     10,000                        -
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012                                 6,683                      8,498                    8,377
                                                     ------------              -------------               ----------
                                                          466,183                    438,498                  418,377
   Less long-term debt due within one year                 50,000                     30,000                   40,000
                                                     ------------              -------------               ----------
     Total long-term debt                                 416,183       44%          408,498     45%          378,377     43%
                                                     ------------              -------------               ----------
         Total Capitalization                        $    937,369      100%    $     905,706    100%       $  880,538    100%
                                                     ============      ====    =============    ====       ==========    ====


                                           -------------------------------------------------
                                             See Notes to Consolidated Financial Statement


                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (6) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Financial Statements

          The information presented in the consolidated financial statements is unaudited, but includes all material adjustments, including normal recurring accruals, which the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K (2001 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for the interim periods are not necessarily indicative of the results for a full year.

          As referred to herein, the "Company" consists of Northwest Natural Gas Company (NW Natural), a regulated utility, and non-regulated subsidiary businesses, NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary, and Northwest Energy Corporation (Northwest Energy), which was formed in 2001 to serve as the holding company for NW Natural and Portland General Electric Company (PGE) if the acquisition of PGE had been completed (see
Note 7).

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

          At June 30, 2002, NW Natural had the following derivatives outstanding covering its exposures to commodity and foreign currency prices: a series of 20 natural gas price swap contracts and 72 foreign currency forward contracts. Each of these contracts was designated as a cash flow hedge. The estimated fair values and the notional amounts of derivative instruments outstanding were as follows:

                                                             Jan. 1, 2002                June 30, 2002
                                                      ---------------------------- --------------------------
                                                        Fair Value    Notional       Fair Value   Notional
Thousands                                              Gain (Loss)     Amount       Gain (Loss)    Amount
-------------------------------------------------------------------------------------------------------------
   Fixed-price natural gas commodity price swaps       $ (110,935)   $ 254,209      $  (42,122)    $  229,204
   Fixed-price natural gas call options                      (832)       6,390               -              -
   Physical supply contract with embedded option                 -           -             453             45
   Foreign currency forward purchase contracts               (101)      10,223             129          8,852
                                                      ---------------------------- --------------------------
Total                                                  $ (111,868)   $ 270,822      $  (41,540)    $  238,101
                                                      ============================ ==========================

3.  Recent Accounting Pronouncements

          In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. The liability for the asset retirement obligation is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of SFAS No. 143, effective Jan. 1, 2003, is not expected to have a material impact on the Company's financial condition or results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities, such as lease termination costs and certain employee severance costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146, which is effective for all exit or disposal activities initiated after Dec. 31, 2002, will be on the timing of recognition of costs associated with exit or disposal activities.

          The Company is currently evaluating the impact of the adoption of SFAS No. 145 and SFAS No. 146 upon its financial condition and results of operations.

4.  Adoption of New Accounting Standards

          Effective Jan. 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill, of which the Company had none as of June 30, 2002, and other intangibles with indefinite lives to be tested for impairment at least annually rather than being amortized as previously required. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations.

          The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective Jan. 1, 2002. SFAS No. 144 establishes a single accounting model for recognition and measurement of the impairment of long-lived assets to be held and used, the measurement of long-lived assets to be disposed of by sale and for segments of a business to be disposed of. SFAS No. 144 also expands the scope of discontinued operations to include all components of an entity that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

5.  Segment Information

          The Company principally operates in a segment of business, "Utility", consisting of the distribution of natural gas. Another segment, "Gas Storage", represents natural gas storage services provided to upstream customers using storage capacity not required from time to time for service to core utility customers. The remaining segment, "Other", primarily consists of non-regulated investments in alternative energy projects in California, a Boeing 737-300 aircraft leased to Continental Airlines and deferred costs relating to the acquisition of PGE.

          The following table presents information about the reportable segments for the three and six months ended June 30, 2002 and 2001. Inter-segment transactions are insignificant.

                                      Three Months Ended June 30,                       Six Months Ended June 30,
                             ----------------------------------------------   ----------------------------------------------
Thousands                      Utility   Gas Storage   Other      Total         Utility   Gas Storage   Other      Total
---------------------------------------------------------------------------   ----------------------------------------------
2002
----
Net operating revenues       $  54,077   $   2,444    $    43  $   56,564     $  162,915  $   4,218   $    97    $   167,230
Depreciation, depletion and
   amortization                 12,685          99          -      12,784         25,408        190         -         25,598
Other operating expenses        26,785         248         52      27,085         60,685        497        74         61,256
Income (loss) from operations   14,601       2,103         (9)     16,695         76,822      3,531        23         80,376
Income from financial
   investments                       -           -        477         477              -          -       615            615
Net income (loss)                3,652       1,192     (7,836)     (2,992)        37,105      1,978    (7,628)        31,455
Assets                       1,250,435      16,572     17,647   1,284,654      1,250,435     16,572    17,647      1,284,654

2001
----
Net operating revenues       $  53,936   $     769    $    21  $   54,726     $  144,320  $   1,992   $    67    $   146,379
Depreciation, depletion and
   amortization                 12,263          24          -      12,287         24,367         48         -         24,415
Other operating expenses        27,177          55         19      27,251         57,972         86       (70)        57,988
Income from operations          14,496         690          2      15,188         61,981      1,858       137         63,976
Income (loss) from financial
   investments                       -           -        (91)        (91)             -          -      (233)          (233)
Net income                       4,246         392        227       4,865         29,305      1,085       382         30,772

Assets                       1,259,914       4,871     20,640   1,285,425      1,259,914      4,871    20,640      1,285,425


6.  Restated Stock Option Plan

          At the Company's Annual Meeting in May, the shareholders approved an amendment to the Restated Stock Option Plan that increased the total number of shares authorized for option grants from 1,200,000 to 2,400,000 shares. At June 30, 2002, options on 1,433,600 shares were available for grant and options to purchase 469,214 shares were outstanding.

7.  Commitments and Contingencies

          Acquisition of Portland General Electric Company
          ------------------------------------------------

          As previously reported, on Oct. 5, 2001, NW Natural and Enron Corp. (Enron) entered into a Stock Purchase Agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly owned subsidiary of NW Natural formed to serve as a holding company, of all of the issued and outstanding common stock of PGE, a wholly-owned subsidiary of Enron.

          On Dec. 2, 2001, Enron filed for reorganization under Chapter 11 of the United States Bankruptcy Code in U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). PGE has not filed for reorganization under Chapter 11.

          On May 17, 2002, NW Natural and Enron entered into a Termination Agreement (the Termination Agreement) providing for the termination of the Stock Purchase Agreement. The termination of the Stock Purchase Agreement became effective on July 1, 2002 following (a) the entry of an order by the Bankruptcy Court approving the Termination Agreement and (b) the consent of the lenders from whom Enron has obtained debtor-in-possession financing. The Termination Agreement also provided for mutual releases from any legal action associated with the Stock Purchase Agreement.

          NW Natural's results of operations for the three months and six months ended June 30, 2002 include a non-recurring charge to a loss reserve for NW Natural's costs incurred through June 30, 2002 in its efforts to acquire PGE from Enron, based on its judgment that the acquisition is no longer considered probable. The amount of the charge was $13.7 million, or $8.3 million after tax, equivalent to 32 cents a diluted share, representing NW Natural's deferred costs including financial advisory and legal fees, loan arrangement fees and other costs relating to the acquisition effort.

          In May 2002, Enron announced its intention to consummate a transaction in which its significant physical gas and power assets, including PGE, would be separated from the bankruptcy estate as an integrated, asset-based energy company (currently referred to as OpCo). Enron has stated that, as part of this transaction, Enron will conduct an auction of these assets pursuant to the bankruptcy code. NW Natural has advised Enron that, notwithstanding the termination of the Stock Purchase Agreement, NW Natural would still be interested in acquiring PGE if PGE were offered for sale and if contingent liability issues relating to PGE were satisfactorily addressed. NW Natural intends to conduct a further examination of PGE to determine whether to bid in the auction process.

          Environmental Matters
          ---------------------

          NW Natural has accrued all material loss contingencies relating to environmental matters which it believes to be probable of assertion and reasonably estimable. See Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K. Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated. NW Natural expects that its costs of further investigation and remediation for which it may be responsible with respect to the Linnton site, the Wacker site and the Portland Harbor Superfund site, if any, should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The consolidated financial statements include:

         Regulated utility:
               Northwest Natural Gas Company (NW Natural)
         Non-regulated subsidiary businesses:
               NNG Financial Corporation (Financial Corporation), a wholly-owned subsidiary
                Northwest Energy Corporation (Northwest Energy), a wholly-owned subsidiary formed in 2001

          Together these businesses are referred to herein as the "Company" (see "Non-utility Operations," below, and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 2001 Annual Report on Form 10-K (2001 Form 10-K)).

          The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 2002 and 2001.

Application of Critical Accounting Policies
-------------------------------------------

          In preparing the Company's financial statements using generally accepted accounting principles in the United States of America (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those which are most important to the representation of the Company's financial condition and results of operations and which require management's most difficult and subjective or complex judgments, including those which could result in materially different amounts if the Company reported under different conditions or using different assumptions. Management considers its current critical accounting policies to be in the areas of regulatory accounting, revenue recognition, derivative and hedging activities (see "Part II, Item 7., "Critical Accounting Policies - Regulatory Accounting, Revenue Recognition and Accounting for Derivative Instruments and Hedging Activities," in the Company's 2001 Form 10-K), and loss contingencies.

          Contingencies
          -------------

          The Company records loss contingencies when it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. Estimating probable losses requires analysis of uncertainties that often depend upon judgments about potential actions by third parties. In the normal course of business, NW Natural's accruals for loss contingencies include allowances for uncollectible accounts, environmental claims and property damage claims. In addition, NW Natural records receivables for anticipated recoveries under existing insurance contracts when recovery is probable.

          In the quarter ended June 30, 2002, the Company recorded a $13.7 million loss reserve, before tax, for transaction costs incurred in connection with its efforts to acquire Portland General Electric Company (PGE) based upon its judgment that the acquisition is no longer considered probable. However, PGE's parent, Enron Corp. (Enron), now is expected to conduct an auction process for its assets, including the potential sale of PGE, and NW Natural intends to conduct a further examination of PGE to determine whether to bid in the auction process (see "Acquisition of Portland General Electric Company," below).

Earnings and Dividends
----------------------

          The Company reported a loss applicable to common stock of $3.6 million, or 14 cents a diluted share, for the quarter ended June 30, 2002. The reported results for the second quarter of 2002 include a non-recurring charge to a loss reserve for NW Natural's transaction costs incurred through June 30, 2002 in its efforts to acquire PGE from Enron. The amount of the charge was $13.7 million, or $8.3 million after tax, equivalent to 32 cents a diluted share. The charge represents NW Natural's deferred costs including financial advisory and legal fees, loan arrangement fees and other costs relating to the acquisition effort. (See "Acquisition of Portland General Electric Company," below.) Excluding this charge, earnings applicable to common stock were $4.8 million, or 18 cents a share, compared to earnings of $4.3 million, or 17 cents a share, in the quarter ended June 30, 2001.

          NW Natural earned 12 cents a diluted share from gas utility operations in the second quarter of 2002, compared to 14 cents a share in the same period in 2001. Weather conditions in its service territory in the second quarter of 2002 were 8 percent colder than the 20-year average, but 8 percent warmer than the second quarter of 2001. Residential and commercial customers' consumptions per heating degree day were an estimated 4 percent and 2 percent lower, respectively, during the second quarter of 2002 than in the second quarter of 2001. The Company estimates that the lower average consumptions per degree day reduced residential and commercial sales in the second quarter of 2002 by about
13.5 million therms and margin revenues (gross revenues minus cost of sales) by about $4.0 million, equivalent to 10 cents a share.

          The Company reported consolidated earnings applicable to common stock of $30.3 million, or $1.18 a diluted share, for the six months ended June 30, 2002. Results before the non-recurring charge for the PGE transaction costs were earnings of $38.6 million, or $1.50 a diluted share, compared to earnings of $29.6 million, or $1.16 a share, for the six months ended June 30, 2001. Year-to-date, NW Natural earned $1.40 a diluted share from utility operations compared to earnings of $1.10 a share in the same period in 2001. Weather in the first half of the year was 6 percent colder than the 20-year average and 1 percent warmer than in 2001. Residential and commercial customers' consumptions per heating degree day were an estimated 11 percent and 14 percent lower, respectively, during the first six months of 2002 than average consumptions prior to the significant increases in gas commodity prices experienced and tracked into rates during 2000 and 2001. The Company estimates that the lower average consumptions per degree day reduced residential and commercial sales in the first half of 2002 by about 34 million therms and margin revenues by about $10.0 million, equivalent to 24 cents a share.

          Excluding the non-recurring charge taken in the second quarter of 2002, non-utility operating results for the quarter were earnings of 6 cents a share compared to earnings of 3 cents a share from these operations in 2001. Also excluding this non-recurring charge, non-utility operating results year-to-date were earnings of 10 cents a share compared to earnings of 6 cents a share from these operations during the comparable period in 2001. See "Non-utility Operations," below.

          Dividends paid on common stock were 31.5 cents and 31 cents a share, respectively, for the three-month periods ended June 30, 2002 and 2001. In July 2002, the Company's Board of Directors declared a quarterly dividend of 31.5 cents a share on the common stock, payable Aug. 15, 2002, to shareholders of record on July 31, 2002. The current indicated annual dividend rate is $1.26 a share.

Acquisition of Portland General Electric Company
------------------------------------------------

          As previously reported, on Oct. 5, 2001, NW Natural and Enron entered into a Stock Purchase Agreement (the Stock Purchase Agreement) providing for the acquisition, by a wholly owned subsidiary of NW Natural formed to serve as a holding company, of all of the issued and outstanding common stock of PGE, a wholly-owned subsidiary of Enron.

          On Dec. 2, 2001, Enron filed for reorganization under Chapter 11 of the United States Bankruptcy Code in U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). PGE has not filed for reorganization under Chapter 11.

          On May 17, 2002, NW Natural and Enron entered into a Termination Agreement (the Termination Agreement) providing for the termination of the Stock Purchase Agreement. The termination of the Stock Purchase Agreement became effective on July 1, 2002 following (a) the entry of an order by the Bankruptcy Court approving the Termination Agreement and (b) the consent of the lenders from whom Enron has obtained debtor-in-possession financing. The Termination Agreement also provided for mutual releases from any legal action associated with the Stock Purchase Agreement.

          NW Natural's results of operations for the three months and six months ended June 30, 2002 include a non-recurring charge to a loss reserve for NW Natural's costs incurred through June 30, 2002 in its efforts to acquire PGE from Enron. The amount of the charge was $13.7 million, or $8.3 million after tax, equivalent to 32 cents a diluted share, representing NW Natural's deferred costs including financial advisory and legal fees, loan arrangement fees and other costs relating to the acquisition effort.

          In May 2002, Enron announced its intention to consummate a transaction in which its significant physical gas and power assets, including PGE, would be separated from the bankruptcy estate as an integrated, asset-based energy company (currently referred to as OpCo). Enron has stated that, as part of this transaction, Enron will conduct an auction of these assets pursuant to the bankruptcy code. NW Natural has advised Enron that, notwithstanding the termination of the Stock Purchase Agreement, NW Natural would still be interested in acquiring PGE if PGE were offered for sale and if contingent liability issues relating to PGE were satisfactorily addressed. NW Natural intends to conduct a further examination of PGE to determine whether to bid in the auction process.

Results of Operations
---------------------

         Comparison of Gas Operations
         ----------------------------

          The following table summarizes the composition of gas utility volumes and revenues. Separate schedules have been presented for "Utility Operating Revenues - Dollars" to reflect the impact of the one-time billing credits of $29.9 million discussed below:


                                                      Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                    ---------------------        ------------------------
(Thousands, except customers and degree days)         2002           2001            2002          2001
-------------------------------------------------------------------------        ------------------------

Gas Sales and Transportation Volumes - Therms:
----------------------------------------------

Residential and commercial sales                     130,355      127,105          393,292        385,978
Unbilled volumes                                     (27,907)     (20,678)         (46,529)       (44,901)
                                                    --------    ---------        ---------       --------
   Weather-sensitive volumes                         102,448      106,427          346,763        341,077
Industrial firm sales                                 15,675       18,830           39,430         42,294
Industrial interruptible sales                         5,905       14,761           20,280         28,559
                                                    --------    ---------        ---------       --------
   Total gas sales                                   124,028      140,018          406,473        411,930
Transportation deliveries                            106,616       91,866          217,348        204,339
                                                    --------    ---------        ---------       --------
     Total volumes sold and delivered                230,644      231,884          623,821        616,269
                                                    ========    =========        =========       ========

Utility Operating Revenues -
  Dollars (with $29.9 million
  credit adjustments):
-----------------------------

Residential and commercial sales                    $105,064    $ 107,406        $ 364,555       $318,287
Unbilled revenues                                    (26,731)     (15,645)         (44,626)       (33,984)
                                                    --------    ---------        ---------       --------
   Weather-sensitive revenues                         78,333       91,761          319,929        284,303
Industrial firm sales                                  9,026       11,008           26,891         24,666
Industrial interruptible sales                         2,675        7,273           12,571         14,498
                                                    --------    ---------        ---------       --------
   Total gas sales                                    90,034      110,042          359,391        323,467
Transportation revenues                                7,431        4,299           13,883          8,718
Other revenues                                         1,906         (466)           2,079         (2,248)
                                                    --------    ---------        ---------       --------
     Total utility operating revenues               $ 99,371    $ 113,875        $ 375,353       $329,937
                                                    ========    =========        =========       ========
Cost of gas sold                                    $ 45,294    $  59,939        $ 212,438       $185,617
                                                    ========    =========        =========       ========
Net operating revenues (utility margin)             $ 54,077    $  53,936        $ 162,915       $144,320
                                                    ========    =========        =========       ========

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                    ---------------------        ------------------------
(Thousands, except customers and degree days)         2002           2001            2002          2001
-------------------------------------------------------------------------        ------------------------

Utility Operating Revenues -
  Dollars (without $29.9 million
  credit adjustments):
--------------------------------

Residential and commercial sales                    $130,996    $ 120,055        $ 390,487       $318,287
Unbilled revenues                                    (26,731)     (28,294)         (44,626)       (33,984)
                                                    --------    ---------        ---------       --------
   Weather-sensitive revenues                        104,265       91,761          345,861        284,303
Industrial firm sales                                 11,956       11,008           29,821         24,666
Industrial interruptible sales                         3,669        7,273           13,565         14,498
                                                    --------    ---------        ---------       --------
   Total gas sales                                   119,890      110,042          389,247        323,467
Transportation revenues                                7,431        4,299           13,883          8,718
Other revenues                                         1,906         (466)           2,079         (2,248)
                                                    --------    ---------        ---------       --------
     Total utility operating revenues               $129,227    $ 113,875        $ 405,209       $329,937
                                                    ========    =========        =========       ========
Cost of gas sold                                    $ 74,248    $  59,939        $ 241,392       $185,617
                                                    ========    =========        =========       ========
Net operating revenues (utility margin)             $ 54,979    $  53,936        $ 163,817       $144,320
                                                    ========    =========        =========       ========
Total number of customers (end of period)            548,589      528,602          548,589        528,602
                                                    ========    =========        =========       ========
Actual degree days                                       729          796            2,649          2,686
                                                    ========    =========        =========       ========
20-year average degree days                              674          670            2,510          2,497
                                                    ========    =========        =========       ========


          NW Natural refunded approximately $29.9 million of deferred gas cost savings to its Oregon customers through billing credits in June 2002. The refunds were the customers' 67 percent portion of gas cost savings realized between October 2001 and March 2002 and had been deferred, with interest, pursuant to NW Natural's Purchased Gas Adjustment (PGA) tariff in Oregon (see "Cost of Gas," below). The refunds reduced gross operating revenues for the first six months of 2002 by $29.9 million, cost of gas by $29.0 million and deferred gas costs payable by $29.0 million. The refunds also reduced margin revenues by about $0.9 million, but this amount was approximately offset by corresponding reductions in franchise tax expense and uncollectible expense such that the effect of the refunds on net income was negligible.

          Residential and Commercial
          --------------------------

          NW Natural continues to experience rapid customer growth, with 19,987 customers added since June 30, 2001, for a growth rate of 3.8 percent. In the three years ended Dec. 31, 2001, more than 63,000 customers were added to the system, representing an average annual growth rate of 4.4 percent.

          Typically, 80 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days. Weather conditions in the second quarter of 2002 were 8 percent colder than average, but 8 percent warmer than in the second quarter of 2001. For the first six months of 2002, weather was 6 percent colder than average, but 1 percent warmer than in the first six months of 2001.

          Volumes of gas sold to residential and commercial customers were 4.0 million therms, or 3.7 percent, lower in the second quarter of 2002 than in the second quarter of 2001. Related revenues, including the impact of the $29.9 million refunded to customers in June, decreased $13.4 million, or 14.6 percent. Excluding the impact of the refunds, related revenues actually increased $12.5 million, or 13.6 percent, primarily due to rate increases effective Oct. 1, 2001. (See Part II, Item 7, "Results of Operations - Regulatory Matters," in the 2001 Form 10-K.) Customer growth in the residential and commercial segments since June 30, 2001, contributed an estimated 9.8 million therms in sales volumes and $4.0 million in additional margin during the first six months of 2002.

          NW Natural believes that reductions in recent years in its customers' gas consumptions per degree day (see "Earnings and Dividends," above) were caused by the higher cost of purchased gas, which is passed on to customers as rate increases, and to efforts throughout the region to conserve energy. NW Natural filed with the Oregon Public Utility Commission (OPUC) in 2001 for approval of a new regulatory mechanism that is intended to stabilize margin revenues in the face of variable consumption patterns. The proposed regulatory mechanism is intended to stabilize margin revenues to assure NW Natural of fixed cost recovery and more predictable shareholder earnings. NW Natural has proposed that this be accomplished through a balancing account that would compare actual usage of residential and commercial customers against their normal usage levels and treat any variations as refunds or collections of revenues. In February 2002, the administrative law judge in this proceeding issued a memorandum to the parties advising them that the OPUC has decided to hold the docket regarding NW Natural's proposed regulatory mechanism in abeyance; the filing is currently suspended through mid-September 2002. NW Natural estimates that if customers' gas consumption patterns as experienced in 2001 and early 2002 were to continue for the full year 2002, but a margin stabilization mechanism were not approved, it could reduce margin revenues for the last six months of this year by the equivalent of 10 to 15 cents a share compared to results with such a mechanism in place.

          In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered but not yet billed to customers through the end of the period. Amounts reported as unbilled revenues reflect the increase or decrease in the balance of unbilled revenues over the prior year-end. End of period balances are affected by weather conditions, rate changes and customer billing dates from one period to the next.

          Industrial, Transportation and Other Revenues
          ---------------------------------------------

          Total volumes delivered to industrial and electric generation customers in the second quarter of 2002 were 128 million therms, an increase of 2 percent from the same period of 2001. Combined margin from these customers increased from $10.3 million in the second quarter of 2001 to $11.5 million in the second quarter of 2002, an increase of 11 percent from the same period of 2001. The higher margin was mostly due to services to electric generation customers.

          In the industrial market, volumes delivered to industrial sales and transportation customers in the second quarter of 2002 were 127 million therms. This was 4.5 million therms, or 4 percent, higher than in the second quarter of 2001. Related margins in the industrial market decreased, however, from $10.3 million to $9.3 million, due to migrations of some industrial customers from firm to interruptible service.

          In the electric generation market, volumes delivered in the second quarter of 2002 were 0.1 million therms. This was 2.1 million therms, or 95 percent, lower than in the second quarter of 2001. Margin from the electric generation market was $2.2 million in the second quarter of 2002, however, compared to no margin from this market in the second quarter of 2001. The margin contribution from the electric generation market in the second quarter of 2002 was equivalent to about 5 cents a share of earnings. A customer served on a contract with low fixed and relatively high volumetric charges used 2.2 million therms during the second quarter of 2001 and none during the second quarter of 2002. On the other hand, two new electric generation customers added in mid-2001 used only about 0.1 million therms in the second quarter of 2002, but generated $2.2 million in margin because they were served on contracts with high fixed and low volumetric charges. Contracts for service to the two new customers in this market went into effect in the second half of 2001 and expired at the end of the second quarter of 2002.

          Other revenues include amortizations from regulatory accounts and miscellaneous fee income (see Part II, Item 8., Note 1, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K). Other revenues increased $2.4 million during the second quarter of 2002 compared to the second quarter of 2001. Year-to-date, other revenues increased $4.3 million compared to the first six months of 2001. Factors contributing to the increase in the first six months of 2002 were reduced amortizations from regulatory accounts covering conservation programs ($2.4 million), refunds due to sharing of income from interstate storage service ($1.2 million), reduced property tax amortizations ($0.2 million) and higher revenues from customer late payment and reconnection fees ($0.2 million).

          Cost of Gas
          -----------

          The cost per therm of gas sold was 15 percent lower during the second quarter of 2002 than in the second quarter of 2001. Year-to-date, the cost per therm of gas sold was 16 percent higher than the first six months of 2001. The cost of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, demand cost equalization, regulatory deferrals and company use.

          Results for the three months ended June 30, 2002 include an adjustment reducing cost of gas by $29.0 million (see "Comparison of Gas Operations," above). Excluding the impact of the $29.0 million adjustment, cost per therm of gas sold was 40 percent higher during the second quarter of 2002 than in the second quarter of 2001 and 32 percent higher year-to-date, primarily due to higher prices in the natural gas commodity market. Results for the three months ended June 30, 2002, also include adjustments reducing cost of gas relating to corrections in the amounts of deferred expenses for the recovery of pipeline demand charges under NW Natural's PGA mechanism. These adjustments totaled $2.9 million, contributing 7 cents a share to earnings in the second quarter. Of the total amount, $0.3 million or about 1 cent a share applied to deferrals in the first and second quarters of 2002, while the balance of $2.6 million or 6 cents a share applied to prior periods from Dec. 1, 1999, through Dec. 31, 2001. The methodology represented in the corrections will continue to be applied in the future.

          Results for the three months ended June 30, 2001 included an adjustment reducing the cost of gas and a partially offsetting adjustment reducing interest income (see "Other Income (Expense)," below). These adjustments were based on a clarification of the treatment of gas storage inventory, approved by the OPUC effective June 30, 2001, under NW Natural's PGA mechanism in Oregon. Under an agreement between the Company and the OPUC staff, the methodology applied in this adjustment to cost of gas also will continue to be applied in the future.

          NW Natural uses an active natural gas commodity hedge program under the terms of its Derivatives Policy (see Part II, Item 7., "Management's Discussion and Analysis of Results of Operations and Financial Condition," in the Company's 2001 Form 10-K) to help manage its gas commodity costs. NW Natural recorded net losses from commodity swap and call option contracts of $18 million in the second quarter of 2002, compared to net gains of $13 million in the second quarter of 2001. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas.

          NW Natural has a PGA tariff under which its net income from Oregon operations is affected within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projected costs built into rates. The remaining 67 percent of the higher or lower gas costs are recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. Net savings realized from gas commodity purchases in the second quarter of 2002 contributed $1.5 million of margin, equivalent to 3 cents a share of earnings. The equivalent result in the second quarter of 2001 was shared savings and margins of $0.4 million, equivalent to 1 cent a share of earnings. Year-to-date, net savings realized from gas commodity purchases contributed $10.4 million of margin, equivalent to 25 cents a share of earnings. The equivalent result in the first half of 2001 was a negative $0.8 million, equivalent to a loss of 2 cents a share, primarily representing the absorption of $1.2 million in excess gas costs.

          Under an agreement with the OPUC, revenues from off-system gas sales are treated as a reduction of gas costs. These sales reduced the cost of gas sold by $0.4 million and $1.2 million for the first half of 2002 and 2001, respectively.

    Non-utility Operations
    ----------------------

          At June 30, 2002 and 2001, the Company had one active wholly-owned subsidiary, Financial Corporation. Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE had been completed. The loss reserve for the costs relating to the acquisition of PGE ($13.7 million, before tax) was recorded by Northwest Energy in the second quarter of 2002.

          Financial Corporation
          ---------------------

          Financial Corporation's operating results for the three months ended June 30, 2002 and 2001, were net income of $0.5 million and $0.2 million, respectively, equivalent to 1 cent a share in each of the respective quarters. Year-to-date, operating results were net income of $0.7 million in 2002, compared to net income of $0.3 million for the comparable period in 2001. Financial Corporation's net assets at June 30, 2002 and 2001, were $8.6 million and $7.6 million, respectively.

          Gas Storage Services
          --------------------

          NW Natural realized net income from gas storage services after regulatory sharing and income tax of $1.2 million, or 5 cents a share, in the three months ended June 30, 2002, up from $0.4 million, or 1 cent a share, in the three months ended June 30, 2001. Year-to-date, operating results were net income of $2.0 million, compared to net income of $1.1 million for the comparable period in 2001. Gas storage services are provided to customers using storage capacity not required from time to time for utility services. NW Natural retains 80 percent of the income before tax from storage services and credits the remaining 20 percent to a deferred regulatory account for refund to its core utility customers.

    Operating Expenses
    ------------------

          Operations and Maintenance
          --------------------------

          Consolidated operations and maintenance expenses decreased $0.8 million, or 4 percent, and increased $0.4 million, or 1 percent, in the three- and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. In the six-month period, the increase was due to higher pension costs ($1.6 million), customer service expenses ($0.4 million) and employee benefit costs ($0.2 million), partially offset by lower costs in information services ($1.2 million) and market services ($0.6 million). In the three-month period, the decrease was primarily due to lower information technology ($0.7 million) and market services ($0.1 million) costs and lower uncollectible expense ($0.5 million), partially offset by higher pension costs ($0.8 million).

          Taxes Other than Income Taxes
          -----------------------------

          Taxes other than income taxes, which are comprised of property, franchise, payroll and other taxes, were $2.9 million, or 18 percent, higher in the first six months of 2002 compared to the same period in 2001. Property tax expense increased $1.3 million, or 25 percent, due to higher property tax rates and an increase in utility plant. Franchise taxes, which are based on gross revenues, increased $1.3 million, or 18 percent, reflecting higher revenues due to an increase in NW Natural's customer base and rate increases effective in late 2001. Regulatory fees and payroll tax expenses also increased slightly.

          Depreciation, Depletion and Amortization
          ----------------------------------------

          The Company's depreciation, depletion and amortization expense in the first six months of 2002 increased $1.2 million, or 4 percent, compared to the first half of 2001. The increase was primarily due to a 5 percent increase in utility plant in service. Depreciation, depletion and amortization expense was approximately 2 percent of average plant and property for the six months ended June 30, 2002 and 2001.

    Other Income (Expense)
    ----------------------

          The Company's other income (expense) decreased $13.5 and $15.0 million in the three- and six- month periods ended June 30, 2002, respectively, compared to the same periods in 2001. Excluding the effect of the $13.7 million charge to a loss reserve for costs incurred in the effort to acquire PGE, the Company's other income (expense) increased $0.2 million and decreased $1.3 million in the three- and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The decrease for the six months ended June 30, 2002, was due to an increase in interest expense on deferred regulatory account balances ($2.1 million) and a decrease in other interest income ($0.3 million), partially offset by an increase in earnings from investments ($0.8 million). The first six months of 2002 included interest expense of $2.0 million on deferred regulatory account balances, compared to interest income of $0.2 million in the first half of 2001. During the three months ended June 30, 2001, an adjustment relating to the treatment of gas storage inventory under NW Natural's PGA mechanism reduced interest income by $0.4 million (see "Cost of Gas," above).

    Interest Charges - net
    ----------------------

          The Company's net interest expense increased by $0.7 million, or 8 percent, and $0.5 million, or 3 percent, in the three-month and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001, primarily due to higher average balances of long-term debt outstanding.

    Income Taxes
    ------------

          The effective corporate income tax rates for the three months ended June 30, 2002 and 2001, were 45.0 percent and 32.9 percent, respectively. The higher rate in the three-month period ended June 30, 2002, is primarily due to the $13.7 million charge to a loss reserve for costs incurred in the effort to acquire PGE. Year-to-date, the effective corporate income tax rate was 36.1 percent, compared to 36.4 percent for the first six months of 2001. Excluding the effect of the $13.7 million charge to a loss reserve incurred in the effort to acquire PGE, the effective corporate income tax rates for the three- and six-month periods ended June 30, 2002, were 35.2 percent and 36.7 percent, respectively.

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

    Liquidity and Capital Resources
    -------------------------------

          At June 30, 2002, the Company had $34.5 million in cash and cash equivalents compared to $17.8 million at June 30, 2001. Short-term liquidity is provided by cash from operations and from the sale of the Company's commercial paper notes, which are supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the Company's 2001 Form 10-K). The Company has available through Sept. 30, 2002, committed lines of credit totaling $170 million (see "Cash Flows - Lines of Credit," below). The Company's lines of credit are renewed annually.

          The following table shows NW Natural's contractual obligations by maturity and type of obligation:



                          Commercial
Thousands                    Paper                                       Capital                  Long-term Gas        Total
Payments Due in Years    Supported by    Preferred and     Long-term      Lease      Operating    Supply Purchase    Contractual
Ending June 30,         Lines of Credit  Preference Stock    Debt      Obligations     Leases       Obligations    Cash Obligations
-----------------------------------------------------------------------------------------------------------------------------------
2003                         $ -            $ 25,750       $  50,000     $ 459        $ 2,898         $82,009        $ 161,116
2004                           -                 750            -           81          2,722          58,790           62,343
2005                           -                 750            -            -          2,620          45,955           49,325
2006                           -                 750          15,000         -          1,939          43,107           60,796
2007                           -                 750          38,000         -            158          41,912           80,820
                        ------------------------------------------------------------------------------------------------------
Total 2003 - 2007              -              28,750         103,000       540         10,337         271,773          414,400
Thereafter                     -               4,500         363,183         -          3,397         229,631          600,711
Less:  imputed interest        -                -               -          (35)          -           (106,612)        (106,647)
                        ------------------------------------------------------------------------------------------------------
Total                        $ -            $ 33,250       $ 466,183     $ 505       $ 13,734         394,792        $ 908,464
                        ======================================================================================================



          NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements (see "Cash Flows - Investing Activities," below). In addition, NW Natural has certain long-term contractual obligations, such as capital lease obligations, operating leases and long-term gas supply purchase obligations that require an adequate source of funding. These capital and contractual expenditures are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

          Commercial Paper
          ----------------

          The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K). NW Natural had no commercial paper notes outstanding at June 30, 2002, compared to $18.0 million and $108.3 million at June 30, 2001 and Dec. 31, 2001, respectively. Financial Corporation had no commercial paper notes outstanding at June 30, 2002.

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

          Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit are based on current market rates as negotiated. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Dec. 31, 2001, or June 30, 2002 or 2001.

          NW Natural's lines of credit require that credit ratings be maintained in effect at all times and that notice be given of any change in its commercial paper ratings. A change in NW Natural's commercial paper rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the lines of credit. However, interest rates on any loans outstanding under NW Natural's bank lines are tied to credit ratings, which would increase or decrease the cost of bank debt, if any, when ratings are changed. The lines of credit require NW Natural not to exceed a specified ratio (65 percent) of indebtedness to total capitalization, as defined in the credit agreement. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. At June 30, 2002, NW Natural was in compliance with this covenant, with a ratio of 47 percent.

          One of Financial Corporation's lines of credit in the amount of $10 million, which is guaranteed by NW Natural, provides that it is an event of default if any governmental authority takes action which the bank believes has a material adverse effect on NW Natural's financial condition or ability to repay, or if a material adverse change occurs in NW Natural's business condition.

    Cash Flows
    ----------

          Operating Activities
          --------------------

          Continuing operations provided net cash of $134.8 million in the six months ended June 30, 2002, compared to $83.1 million in the first six months of 2001. The 62 percent increase was due to increased cash from operations before working capital changes ($18.4 million) and lower working capital requirements ($33.2 million). The increase in cash from continuing operations before working capital changes was primarily due to the reduction in net income from the loss reserve for the PGE acquisition costs ($13.7 million), combined with an increase in deferred income taxes and investment tax credits ($7.0 million), an increase in depreciation, depletion and amortization ($1.2 million) and an increase in income from operations ($0.7 million), partially offset by a decrease in other adjustments ($1.7 million), a decrease in deferred gas costs ($1.5 million) and an increase in earnings of investments accounted for on an equity basis ($0.8 million). The decrease in working capital requirements was primarily due to a smaller reduction in accounts payable ($40.9 million), a larger reduction in accrued unbilled revenue ($9.3 million), a larger reduction in inventories ($3.9 million) and a larger reduction in accounts receivable ($3.8 million), partially offset by a decrease in accrued interest and taxes ($23.2 million) and a decrease in other current assets and liabilities ($1.6 million).

          NW Natural's refunds to customers of approximately $29.9 million of deferred gas cost savings in June 2002 (see "Results of Operations - Comparison of Gas Operations," above) reduced cash flows from operations by that amount, but the reduction was more than offset by the other factors affecting cash flows cited above. Accordingly, the Company's current cash position (cash and cash equivalents minus notes payable) improved by $4.6 million between March 31 and June 30, 2002, and by $34.7 million between June 30, 2001, and June 30, 2002.

          The Company has lease and purchase commitments relating to its operating activities which are financed with cash flows from operations (see
Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K).

          Investing Activities
          --------------------

          Cash requirements for investing activities in the first six months of 2002 totaled $37.7 million, up from $35.4 million in the same period of 2001. The increase was primarily due to $4.1 million in costs relating to the proposed acquisition of PGE. Cash requirements for utility construction totaled $32.4 million, down $3.5 million from the first six months of 2001.

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

          Investments in non-utility property during the first six months of 2002 totaled $2.6 million, up from a negligible amount in the same period of 2001. The increase was due to greater investments in facilities used for underground gas storage, a business segment treated for accounting purposes as separate from the Company's utility operations (see Note 5, "Notes to Consolidated Financial Statements," above).

          The $4.1 million in costs relating to the proposed acquisition of PGE included financial advisory and legal fees, loan arrangement fees and other costs. In June 2002, the Company recorded a non-recurring charge to a loss reserve ($13.7 million) for all of NW Natural's costs incurred and deferred through June 30, 2002, in its efforts to acquire PGE from Enron. (See "Acquisition of Portland General Electric," above.)

          Financing Activities
          --------------------

          Cash used for financing activities in the first six months of 2002 totaled $73.0 million, an increase of $31.8 million from the first six months of 2001. The increase was primarily due to a larger use of funds to pay down long-term and short-term debt, partially offset by a larger amount of new long-term debt issued.

          NW Natural sold $60 million of its secured Medium-Term Notes, Series B
(MTNs) in March 2002 and used the proceeds, together with internally generated cash, to reduce short-term debt by $108.3 million in the first six months of 2002. Proceeds from the sales of $18 million of Medium-Term Notes, Series B, in June 2001, together with internally generated cash, were used to reduce short-term debt by $38.3 million in the first six months of 2001.

          In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program which has been extended through May 2003. The purchases are made in the open market or through privately negotiated transactions. The Company used $5.8 million for the repurchase of 246,700 shares under the program during the first six months of 2001. No shares were repurchased during the six months ended Dec. 31, 2001, while the Company was negotiating the purchase of PGE, or during the six months ended June 30, 2002. Since the program's inception in 2000, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

    Ratios of Earnings to Fixed Charges
    -----------------------------------

          For the six months and 12 months ended June 30, 2002, and the 12 months ended Dec. 31, 2001, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.77, 3.14 and 3.14, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Forward-Looking Statements
--------------------------

          This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the OPUC and the WUTC, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) changes in customer consumption patterns due to gas commodity price changes; (vii) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (viii) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (ix) unanticipated changes in operating expenses and capital expenditures; (x) capital market conditions; (xi) competition for new energy development opportunities; (xii) legal and administrative proceedings and settlements; and (xiii) risks relating to the potential negotiation of a new agreement for the acquisition of PGE, including risks and uncertainties relating to the impact of Enron's bankruptcy on PGE, obtaining regulatory approvals, securing financing at reasonable interest rates and realizing expected synergies and other benefits from the acquisition, if completed. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NW Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 23, 2002. At the meeting, two Class III director-nominees were elected to three-year terms, as follows:

                                Term        Share Votes      Share Votes
Director-nominee              Expiring           For         Withheld
----------------------------------------------------------------------------


Thomas E. Dewey, Jr.            2005          21,745,662         334,054


Richard G. Reiten               2005          19,168,227       2,911,489

          The other eight directors whose terms of office as directors continued after the Annual Meeting are: Tod R. Hamachek, Wayne D. Kuni, Randall C. Pape, Robert L. Ridgley, Dwight A. Sangrey, Melody C. Teppola, Russell F. Tromley and Richard L. Woolworth. In accordance with the Company's Bylaws, Benjamin R. Whiteley retired as a director at the conclusion of the meeting following nearly 13 years of distinguished service. Mary Arnstad did not stand for election to another term in order to pursue other opportunities.

          The shareholders approved a proposal to amend the Restated Stock Option Plan to increase the number of shares authorized to be issued under the Plan from 1,200,000 to 2,400,000 shares; to modify the eligibility requirements for stock option grants to include all employees; and to increase the annual per employee limit on stock option grants from 75,000 to 200,000. The shareholders also re-approved the Plan. The vote on this proposal was as follows: 20,296,412 shares voted for; 1,379,867 shares voted against; and 402,382 shares abstained from voting. There were 1,055 broker non-votes on this proposal.

          The shareholders also elected PricewaterhouseCoopers LLP, certified public accountants, as NW Natural's independent auditors for the year 2002 by the following vote: 21,317,585 shares for; 602,665 against; and 159,466 abstained.

          There were no broker non-votes on either the election of directors or independent auditors at the 2002 annual meeting.


Item 5. OTHER INFORMATION

          Effective July 25, 2002, the Board of Directors elected John D. Carter and C. Scott Gibson as Class III directors to serve until the 2003 Annual Meeting of Shareholders at which time their names will be submitted to the shareholders for election. The Board appointed Mr. Carter to serve on the Board's Audit Committee and its Finance Committee, and appointed Mr. Gibson to serve as a member of the Board's Organization and Executive Compensation

Committee, the Environmental Policy Committee and the newly-formed Public Affairs Committee.

          Mr. Carter, 56, served from 1997 to 2002 as an Executive Vice President of Bechtel Group, where he was responsible for corporate services, including legal, finance, information systems and technology, external affairs and shared services. He also served as a director of Bechtel Group, Inc., from 1988 to 2002. In July 2002, Mr. Carter became a partner in the consulting firm of Goldschmidt Imeson Carter, which focuses on strategic planning and problem solving for national and international businesses.

          Mr. Gibson, 50, is President of Gibson Enterprises, a venture capitalist firm, and is co-founder and former President of Sequent Computer Systems. He currently serves as a director of seven high-tech companies, including TriQuint Semiconductor, Radisys Corporation, Pixelworks, Livebridge, Inc., and several emerging-stage companies.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 3   - Bylaws of the Company, as amended May 23, 2002

         Exhibit 10  - Amendment No. 1 to the Directors Deferred Compensation
                       Plan (Restated as of December 1, 2001)

         Exhibit 11  - Statement re: Computation of Per Share Earnings

         Exhibit 12  - Computation of Ratio of Earnings to Fixed Charges

         Exhibit 99 - Certificate Pursuant to Section 906 of Sarbanes - Oxley
                      Act of 2002

(b)      Reports on Form 8-K

          On May 20, 2002, the Company filed its Current Report on Form 8-K relating to the Termination Agreement dated May 17, 2002, entered into between the Company and Enron Corp. providing for the termination of the Stock Purchase Agreement dated Oct. 5, 2001.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORTHWEST NATURAL GAS COMPANY
                                           (Registrant)

Dated:  August 13, 2002                     /s/ Stephen P. Feltz
                                            ------------------------------------
                                            Stephen P. Feltz
                                            Principal Accounting Officer
                                            Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                  June 30, 2002


                                                                Exhibit
Document                                                         Number
--------                                                         ------


Bylaws of the Company as amended May 23, 2002                      3

Amendment No. 1 to the Directors Deferred
Compensation Plan (Restated as of December 1, 2001)               10

Statement re: Computation of Per Share Earnings                   11

Computation of Ratios of Earnings to Fixed Charges                12

Certificate Pursuant to Section 906 of Sarbanes -                 99
Oxley Act of 2002