Form 10-Q
period 2002-09-30
NORTHWEST NATURAL GAS CO
filed 2002-11-12
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 6, 2002, 25,536,463 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                               September 30, 2002

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.  Financial Statements

         (1)   Consolidated Statements of Income for the three-month
               and nine-month periods ended Sept. 30, 2002 and 2001            3

         (2)   Consolidated Statements of Earnings Invested in the
               Business for the nine-month periods ended Sept. 30,
               2002 and 2001                                                   4

         (3)   Consolidated Balance Sheets at Sept. 30, 2002 and 2001
               and Dec. 31, 2001                                               5

         (4)   Consolidated Statements of Cash Flows for the nine-month
               periods ended Sept. 30, 2002 and 2001                           7

         (5)   Consolidated Statements of Capitalization at Sept. 30,
               2002 and 2001 and Dec. 31, 2001                                 8

         (6)   Notes to Consolidated Financial Statements                      9

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                              13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           26

Item 4.  Controls and Procedures                                              26



                           PART II. OTHER INFORMATION


Item 5.  Other Information                                                    26

Item 6.  Exhibits and Reports on Form 8-K                                     27

         Signature                                                            27

         Certifications                                                       28

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                     (1) Consolidated Statements of Income
                                   (Unaudited)



                                                                  Three Months Ended             Nine Months Ended
Thousands, except per share amounts                                   Sept. 30,                      Sept. 30,
---------------------------------------------------------------------------------------------------------------------

                                                                  2002         2001              2002          2001
                                                                  ----         ----              ----          ----
Operating revenues:
  Gross operating revenues                                     $   78,717   $   78,359        $ 459,153     $ 413,850
  Cost of sales                                                    40,658       41,292          253,864       230,404
                                                               ----------   ----------        ---------     ---------
        Net operating revenues                                     38,059       37,067          205,289       183,446

Operating expenses:

  Operations and maintenance                                       19,685       18,749           62,087        60,778
  Taxes other than income taxes                                     6,781        6,265           25,635        22,224
  Depreciation, depletion and amortization                         13,035       12,567           38,633        36,982
                                                               ----------   ----------        ---------     ---------
        Total operating expenses                                   39,501       37,581          126,355       119,984
                                                               ----------   ----------        ---------     ---------
Income (loss) from operations                                      (1,442)        (514)          78,934        63,462

Other income (expense)                                                248          240          (14,179)          837
Interest charges - net                                              8,652        8,306           25,378        24,492
                                                               ----------   ----------        ---------     ---------
Income (loss) before income taxes                                  (9,846)      (8,580)          39,377        39,807
Income tax expense (benefit)                                       (3,838)      (3,604)          13,930        14,011
                                                               ----------   ----------        ---------     ---------
Net income (loss)                                                  (6,008)      (4,976)          25,447        25,796
  Redeemable preferred and preference stock
     dividend requirements                                            582          595            1,767         1,807
                                                               ----------   ----------        ---------     ---------
Earnings (loss) applicable to common stock                     $   (6,590)  $   (5,571)       $  23,680     $  23,989
                                                               ==========   ==========        =========     =========

Average common shares outstanding                                  25,492       25,133           25,389        25,148

Basic earnings (loss) per share of common stock                $    (0.26)  $    (0.22)       $    0.93     $    0.95

Diluted earnings (loss) per share of common stock              $    (0.26)  $    (0.22)       $    0.93     $    0.95

Dividends per share of common stock                            $    0.315   $     0.31        $   0.945     $    0.93





               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
        (2) Consolidated Statements of Earnings Invested in the Business
                                   (Unaudited)



                                                                                 Nine Months Ended Sept. 30,
                                                                     -------------------------------------------------
Thousands                                                                      2002                       2001
----------------------------------------------------------------------------------------------------------------------

Earnings invested in the business:
Balance at beginning of period                                       $ 147,950                   $ 134,189
Net income                                                              25,447     $  25,447        25,796    $ 25,796
Cash dividends paid:
    Redeemable preferred and preference stock                           (1,776)                     (1,816)
    Common stock                                                       (23,980)                    (23,377)
Common stock repurchased                                                     -                      (2,688)
                                                                     ---------                   ---------
Balance at end of period                                             $ 147,641                   $ 132,104
                                                                     =========                   =========


Accumulated other comprehensive income (loss):
Balance at beginning of period                                       $    (375)                  $       -
Other comprehensive income:
   Change in net unrealized gains (losses) from price
      risk management activities - net of tax                              291           291             -           -
                                                                     -----------------------     ---------------------
Comprehensive income                                                              $   25,738                  $ 25,796
                                                                                  ==========                  ========
Balance at end of period                                             $     (84)                  $       -
                                                                     =========                   =========




               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets

                                                                     Sept. 30,         Sept. 30,
                                                                       2002               2001            Dec. 31,
Thousands                                                          (Unaudited)        (Unaudited)           2001
--------------------------------------------------------------------------------------------------------------------
Assets:
Plant and property:
   Utility plant                                                   $  1,514,489       $  1,455,695       $ 1,465,079
   Less accumulated depreciation                                        548,696            507,284           514,629
                                                                   ------------       ------------       -----------
        Utility plant - net                                             965,793            948,411           950,450
                                                                   ------------       ------------       -----------
   Non-utility property                                                  20,831              8,653            18,203
   Less accumulated depreciation and depletion                            3,976              3,523             3,677
                                                                   ------------       ------------       -----------
        Non-utility property - net                                       16,855              5,130            14,526
                                                                   ------------       ------------       -----------
        Total plant and property                                        982,648            953,541           964,976
                                                                   ------------       ------------       -----------

Other investments                                                        13,174             15,207            23,233
                                                                   ------------       ------------       -----------
Current assets:
   Cash and cash equivalents                                             19,701              8,074            10,440
   Accounts receivable                                                   26,106             29,072            66,684
   Allowance for uncollectible accounts                                  (1,636)            (1,290)           (1,962)
   Accrued unbilled revenue                                              15,193             10,152            57,749
   Inventories of gas, materials and supplies                            55,367             54,492            49,337
   Prepayments and other current assets                                  30,793             33,289            28,086
                                                                   ------------       ------------       -----------
        Total current assets                                            145,524            133,789           210,334
                                                                   ------------       ------------       -----------
Regulatory assets:
   Income tax asset                                                      48,469             49,515            48,469
   Deferred gas costs receivable                                              -              8,464                 -
   Unrealized loss on non-trading derivatives                             4,090            119,700           111,641
   Unamortized loss on debt redemption                                    6,624              7,086             6,970
   Other                                                                  5,782              5,824             5,302
                                                                   ------------       ------------       -----------
        Total regulatory assets                                          64,965            190,589           172,382
                                                                   ------------       ------------       -----------
Other assets:
   Investment in life insurance                                          54,155             51,281            53,033
   Other                                                                 12,229             10,656            11,064
                                                                   ------------       ------------       -----------
        Total other assets                                               66,384             61,937            64,097
                                                                   ------------       ------------       -----------
        Total assets                                               $  1,272,695       $  1,355,063       $ 1,435,022
                                                                   ============       ============       ===========




               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        (3) Consolidated Balance Sheets

                                                                     Sept. 30,         Sept. 30,
                                                                       2002               2001            Dec. 31,
Thousands                                                          (Unaudited)        (Unaudited)           2001
--------------------------------------------------------------------------------------------------------------------
Capitalization and liabilities:
Capitalization:
  Common stock                                                     $     80,834       $     79,671       $    79,889
  Premium on common stock                                               246,690            239,351           240,697
  Earnings invested in the business                                     147,641            132,104           147,950
  Accumulated other comprehensive income (loss)                             (84)                 -              (375)
                                                                   ------------       ------------       -----------
        Total common stock equity                                       475,081            451,126           468,161
  Redeemable preference stock                                            25,000             25,000            25,000
  Redeemable preferred stock                                              8,250              9,000             9,000
  Long-term debt                                                        446,033            398,449           378,377
                                                                   ------------       ------------       -----------
        Total capitalization                                            954,364            883,575           880,538
                                                                   ------------       ------------       -----------
Current liabilities:
  Notes payable                                                               -             78,862           108,291
  Accounts payable                                                       45,400             39,900            70,698
  Long-term debt due within one year                                     40,000             20,000            40,000
  Taxes accrued                                                           8,514              8,113            22,539
  Interest accrued                                                       10,655              9,690             3,658
  Other current and accrued liabilities                                  25,379             24,309            28,396
                                                                   ------------       ------------       -----------
        Total current liabilities                                       129,948            180,874           273,582
                                                                   ------------       ------------       -----------
Regulatory liabilities:
  Customer advances                                                       1,818              1,956             1,985
  Deferred gas costs payable                                             15,957                  -            10,089
                                                                   ------------       ------------       -----------
        Total regulatory liabilities                                     17,775              1,956            12,074
                                                                   ------------       ------------       -----------
Other liabilities:
  Deferred income taxes                                                 138,130            142,485           130,424
  Fair value of non-trading derivatives                                   4,026            119,700           111,868
  Deferred investment tax credits                                         8,169              9,081             8,682
  Other                                                                  20,283             17,392            17,854
                                                                   ------------       ------------       -----------
        Total other liabilities                                         170,608            288,658           268,828
                                                                   ------------       ------------       -----------
        Total capitalization and liabilities                       $  1,272,695       $  1,355,063       $ 1,435,022
                                                                   ============       ============       ===========




               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                   (4) Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                            Nine Months Ended Sept. 30,
                                                                                            ---------------------------
Thousands                                                                                        2002          2001
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income from operations                                                               $    25,447     $    25,796
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation, depletion and amortization                                                   38,633          36,982
      Gain on sale of assets                                                                       (221)              -
      Loss reserve for PGE acquisition costs                                                     13,699               -
      Unrealized gain from price risk management activities                                         291               -
      Deferred income taxes and investment tax credits                                            7,193             372
      Equity in (earnings) losses of investments                                                 (1,220)            182
      Allowance for funds used during construction                                                 (406)           (667)
      Deferred gas costs - net                                                                    5,868           8,509
      Other                                                                                        (450)          2,489
                                                                                            -----------     -----------
          Cash from operations before working capital changes                                    88,834          73,663
      Changes in operating assets and liabilities:
          Accounts receivable - net of uncollectible accounts                                    40,252          32,971
          Accrued unbilled revenue                                                               42,556          35,467
          Inventories of gas, materials and supplies                                             (6,030)         (7,609)
          Accounts payable                                                                      (25,298)        (70,798)
          Accrued interest and taxes                                                             (7,028)          7,041
          Other current assets and liabilities                                                   (5,890)         (9,784)
                                                                                            -----------     -----------
      Cash provided by operating activities                                                     127,396          60,951
                                                                                            -----------     -----------
Investing activities:
   Acquisition and construction of utility plant assets                                         (53,271)        (55,822)
   Investment in non-utility property                                                            (2,628)             (4)
   PGE acquisition costs                                                                         (4,142)         (1,229)
   Proceeds from sale of assets and other                                                         2,109             366
                                                                                            -----------     -----------
      Cash used in investing activities                                                         (57,932)        (56,689)
                                                                                            -----------     -----------
Financing activities:
   Common stock issued                                                                            5,094           3,665
   Common stock repurchased                                                                           -          (5,792)
   Redeemable preferred stock retired                                                              (750)           (750)
   Long-term debt issued                                                                         90,000          18,000
   Long-term debt retired                                                                       (20,500)        (20,000)
   Change in short-term debt                                                                   (108,291)         22,599
   Cash dividend payments:
         Redeemable preferred and preference stock                                               (1,776)         (1,816)
         Common stock                                                                           (23,980)        (23,377)
                                                                                            -----------     -----------
      Cash used in financing activities                                                         (60,203)         (7,471)
                                                                                            -----------     -----------
Increase (decrease) in cash and cash equivalents                                                  9,261          (3,209)
Cash and cash equivalents - beginning of period                                                  10,440          11,283
                                                                                            -----------     -----------
Cash and cash equivalents - end of period                                                   $    19,701     $     8,074
                                                                                            ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                              $    18,177     $    17,582
      Income taxes                                                                          $    27,912     $    25,202

Supplemental disclosure of non-cash financing activities:
   Conversion to common stock:
      7-1/4 % Series of Convertible Debentures                                              $     1,844     $       341



               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (5) Consolidated Statements of Capitalization

                                                           Sept. 30, 2002       Sept.30, 2001
Thousands, except share amounts                              (Unaudited)           (Unaudited)          Dec. 31, 2001
----------------------------------------------------------------------------------------------------------------------
Common Stock Equity:
   Common stock - par value $3-1/6 per share              $   80,834            $   79,671           $   79,889
   Premium on common stock                                   246,690               239,351              240,697
   Earnings invested in the business                         147,641               132,104              147,950
   Accumulated other comprehensive income (loss)                 (84)                    -                 (375)
                                                          --------------        --------------       -------------
          Total common stock equity                          475,081     50%       451,126     51%      468,161    53%
Redeemable Preference Stock:
     $6.95 Series, stated value $100 per share                25,000      2%        25,000      3%       25,000     3%
Redeemable Preferred Stock:
     $7.125 Series, stated value $100 per share                8,250      1%         9,000      1%        9,000     1%
Long-Term Debt:
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
     8.050% Series A due 2002                                      -                10,000               10,000
     6.750% Series B due 2002                                      -                10,000               10,000
     5.550% Series B due 2002                                 20,000                20,000               20,000
     6.400% Series B due 2003                                 20,000                20,000               20,000
     6.340% Series B due 2005                                  5,000                 5,000                5,000
     6.380% Series B due 2005                                  5,000                 5,000                5,000
     6.450% Series B due 2005                                  5,000                 5,000                5,000
     6.050% Series B due 2006                                  8,000                 8,000                8,000
     6.310% Series B due 2007                                 20,000                     -                    -
     6.800% Series B due 2007                                  9,500                10,000               10,000
     6.500% Series B due 2008                                  5,000                 5,000                5,000
     7.450% Series B due 2010                                 25,000                25,000               25,000
     6.665% Series B due 2011                                 10,000                10,000               10,000
     7.130% Series B due 2012                                 40,000                     -                    -
     8.260% Series B due 2014                                 10,000                10,000               10,000
     7.000% Series B due 2017                                 40,000                40,000               40,000
     6.600% Series B due 2018                                 22,000                22,000               22,000
     8.310% Series B due 2019                                 10,000                10,000               10,000
     7.630% Series B due 2019                                 20,000                20,000               20,000
     9.050% Series A due 2021                                 10,000                10,000               10,000
     7.250% Series B due 2023                                 20,000                20,000               20,000
     7.500% Series B due 2023                                  4,000                 4,000                4,000
     7.520% Series B due 2023                                 11,000                11,000               11,000
     7.720% Series B due 2025                                 20,000                20,000               20,000
     6.520% Series B due 2025                                 10,000                10,000               10,000
     7.050% Series B due 2026                                 20,000                20,000               20,000
     7.000% Series B due 2027                                 20,000                20,000               20,000
     6.650% Series B due 2027                                 20,000                20,000               20,000
     6.650% Series B due 2028                                 10,000                10,000               10,000
     7.740% Series B due 2030                                 20,000                20,000               20,000
     7.850% Series B due 2030                                 10,000                10,000               10,000
     5.820% Series B due 2032                                 30,000                     -                    -
   Convertible Debentures
     7-1/4% Series due 2012                                    6,533                 8,449                8,377
                                                          ----------            ----------           ----------
                                                             486,033               418,449              418,377
   Less long-term debt due within one year                    40,000                20,000               40,000
                                                          ----------            ----------           ----------
     Total long-term debt                                    446,033     47%       398,449     45%      378,377    43%
                                                          ----------    ----    ----------    ----   ----------   ----
          Total Capitalization                            $  954,364    100%    $  883,575    100%   $  880,538   100%
                                                          ==========    ====    ==========    ====   ==========   ====



                -------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                 (6) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Financial Statements

              The information presented in the consolidated financial statements is unaudited, but includes all material adjustments, including normal recurring accruals, that the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K (2001 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

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

              At Sept. 30, 2002, NW Natural had the following derivatives outstanding covering its exposures to natural gas commodity prices and foreign currency exchange rates: a series of 23 natural gas price swap contracts, three natural gas call option contracts, and 69 foreign currency forward contracts. Each of these contracts was designated as a cash flow hedge. NW Natural also had one physical natural gas supply contract with an embedded derivative, which did not qualify as a normal sales or purchase contract. The estimated fair values and the notional amounts of derivative instruments outstanding were as follows:

                                                                     Jan. 1, 2002                   Sept. 30,2002
                                                                ------------------------------------------------------
                                                                Fair Value     Notional       Fair Value     Notional
 Thousands                                                      Gain (Loss)     Amount        Gain (Loss)     Amount
 ---------------------------------------------------------------------------------------------------------------------

   Fixed-price natural gas commodity swaps                     $ (110,935)    $  254,209      $   (6,105)  $  208,050
   Fixed-price natural gas call options                              (832)         6,390           1,906       30,341
   Physical natural gas supply contract with embedded option            -              -             213        4,621
   Foreign currency forward purchase contracts                       (101)        10,223             (40)       6,536
                                                               -------------------------      ------------------------
          Total                                                $ (111,868)    $  270,822      $   (4,026)  $  249,548
                                                               =========================      ========================


3.       Recent Accounting Pronouncements

              In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. The liability for the asset retirement obligation is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company's adoption of SFAS No. 143, effective Jan. 1, 2003, is not expected to have a material impact on its financial condition or results of operations.

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for financial statements issued for fiscal years beginning after May 15, 2002. SFAS No. 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities, such as lease termination costs and certain employee severance costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146, which is effective for all exit or disposal activities initiated after Dec. 31, 2002, will be on the timing of recognition of costs associated with exit or disposal activities.

              The Company is currently evaluating the impact of the adoption of SFAS No. 145 and SFAS No. 146 upon its financial condition and results of operations.

4.       Adoption of New Accounting Standards

              Effective Jan. 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill, of which the Company had none as of Sept. 30, 2002, and other intangibles with indefinite lives to be tested for impairment at least annually rather than being amortized as previously required. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations.

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

5.       Segment Information

              The Company principally operates in a segment of business, "Utility", consisting of the distribution of natural gas. Another segment, "Gas Storage", represents natural gas storage services provided to upstream interstate customers using storage capacity that has been developed in advance of core utility customers' requirements. The remaining segment, "Other", primarily consists of non-regulated investments in alternative energy projects in California and a Boeing 737-300 aircraft leased to Continental Airlines, and deferred costs relating to the acquisition of PGE (see Note 7).

              The following table presents information about the reportable segments for the three and nine months ended Sept. 30, 2002 and 2001. Inter-segment transactions are insignificant.


                                     Three Months Ended Sept. 30,                          Nine Months Ended Sept. 30,
                              -------------------------------------------------   -----------------------------------------------
Thousands                     Utility    Gas Storage      Other       Total       Utility   Gas Storage      Other       Total
---------------------------------------------------------------------------------------------------------------------------------

2002
----

Net operating revenues       $  36,519     $ 1,504        $   36     $   38,059    $  199,434  $   5,722   $    133    $  205,289
Depreciation, depletion
  and amortization              12,926         109             -         13,035        38,334        299          -        38,633
Other operating expenses        26,248         187            31         26,466        86,933        684        105        87,722
Income (loss) from
  operations                    (2,655)      1,208             5         (1,442)       74,167      4,739         28        78,934
Income from financial
  investments                        -           -           605            605             -          -      1,220         1,220
Net income (loss)               (6,958)        424           526         (6,008)       30,147      2,402     (7,102)       25,447
Assets                       1,238,215      16,500        17,980      1,272,695     1,238,215     16,500     17,980     1,272,695

2001
----
Net operating revenues       $  36,351     $   662        $   54      $   37,067   $  180,671   $  2,654   $    121    $  183,446
Depreciation, depletion
  and amortization              12,543          24             -          12,567       36,910         72          -        36,982
Other operating expenses        24,891         130            (7)         25,014       82,863        216        (77)       83,002
Income (loss) from
  operations                    (1,083)        508            61            (514)      60,898      2,366        198        63,462
Income (loss) from financial
  investments                        -           -            51              51            -          -       (182)         (182)
Net income (loss)               (5,543)        280           287          (4,976)      23,762      1,365        669        25,796

Assets                       1,330,281       4,847        19,935       1,355,063    1,330,281      4,847     19,935     1,355,063


6.       Restated Stock Option Plan

              At the Company's Annual Meeting in May 2002, the shareholders approved an amendment to the Restated Stock Option Plan that increased the total number of shares authorized for option grants from 1,200,000 to 2,400,000 shares. At Sept. 30, 2002, options on 1,432,400 shares were available for grant and options to purchase 462,314 shares were outstanding.

7.       Commitments and Contingencies

              Acquisition of Portland General Electric Company

              NW Natural recorded a loss contingency of $13.7 million at June 30, 2002 relating to transaction costs incurred in connection with its efforts to acquire PGE (see Part I, Item 2., "Application of Critical Accounting Policies - Contingencies" and "Acquisition of Portland General Electric Company," in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). This non-recurring charge, equivalent to $8.3 million after tax, or 32 cents a diluted share, was based on the Company's judgment that the acquisition was no longer considered probable. The amount of the loss reserve outstanding at Sept. 30, 2002 is $13.7 million, which is equivalent to NW Natural's deferred costs relating to the acquisition effort. NW Natural will re-evaluate the loss reserve if it resumes its acquisition efforts.

              Environmental Matters

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

              The City of Portland has notified NW Natural that it is planning a sewer improvement project that would include excavation within the former site of a gas manufacturing plant (the Front Street site) that was owned and operated by a predecessor of the Company between 1860 and 1913. The preliminary assessment of this site performed by a consultant for NW Natural in 1987 indicated that it could be assumed that by-product tars may have been disposed of on the site. The report concluded, however, that it is likely that waste residues from the plant, if present on the site, were covered by deep fill during construction of the nearby seawall and probably have stabilized due to physical and chemical processes. Neither the City of Portland nor the Oregon Department of Environmental Quality has notified NW Natural whether a further investigation or potential remediation might be required on the site in connection with the sewer excavation. Available information is insufficient to determine either the total amount of liability, if any, or a range of any potential liability.

              NW Natural expects that its costs of further investigation and remediation for which it may be responsible with respect to the Linnton site, the Wacker site, the Portland Harbor Superfund site and the Front Street site, if any, should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              The consolidated financial statements include:

Regulated utility:
         Northwest Natural Gas Company (NW Natural)
Non-regulated wholly-owned subsidiary businesses:
         NNG Financial Corporation (Financial Corporation), and its wholly-owned subsidiaries
         Northwest Energy Corporation (Northwest Energy), and its wholly-owned subsidiary

              Together these businesses are referred to herein as the "Company" (see "Non-utility Operations," below, and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the Company's 2001 Annual Report on Form 10-K (2001 Form 10-K)).

              The following is management's assessment of the Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended Sept. 30, 2002 and 2001.

         Application of Critical Accounting Policies

              In preparing the Company's financial statements using generally accepted accounting principles in the United States of America, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those which are most important to the representation of the Company's financial condition and results of operations and which require management's most difficult and subjective or complex judgments, including those which could result in materially different amounts if the Company reported under different conditions or using different assumptions. Management considers its current critical accounting policies to be in the areas of regulatory accounting, revenue recognition, derivative and hedging activities (see "Part II, Item 7., "Critical Accounting Policies - Regulatory Accounting, Revenue Recognition and Accounting for Derivative Instruments and Hedging Activities," in the Company's 2001 Form 10-K), and loss contingencies.

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

              NW Natural recorded a loss contingency of $13.7 million at June 30, 2002 relating to transaction costs incurred in connection with its efforts to acquire Portland General Electric Company from Enron Corp. (Enron) (see Part I, Item 6., "Application of Critical Accounting Policies - Contingencies" and "Acquisition of Portland General Electric Company" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). This non-recurring charge, equivalent to $8.3 million after tax or 32 cents a diluted share, was based on the Company's judgment that the acquisition was no longer considered probable. The amount of the loss reserve outstanding at Sept. 30, 2002 is $13.7 million, which is equivalent to NW Natural's deferred costs relating to the acquisition effort. NW Natural will re-evaluate the loss reserve if it resumes its acquisition efforts.

Earnings and Dividends

              The Company incurred losses applicable to common stock of $6.6 million and $5.6 million for the quarters ended Sept. 30, 2002 and 2001, respectively. The loss applicable to common stock for the third quarter of 2002 was equivalent to 26 cents a diluted share, compared to a loss of 22 cents a share for the third quarter of 2001. A third quarter loss is customary for NW Natural, reflecting low summertime use of natural gas.

              NW Natural lost 29 cents a diluted share from gas utility operations in the third quarter of 2002, compared to a loss of 24 cents a share in the same period in 2001. Operating margin from gas utility operations was $0.2 million, or 1 percent, higher in the third quarter of 2002, but this improvement was more than offset by higher utility operating expenses.

              The Company reported consolidated earnings applicable to common stock of $23.7 million, or 93 cents a diluted share, for the nine months ended Sept. 30, 2002, compared to earnings of $24.0 million, or 95 cents a share, for the nine months ended Sept. 30, 2001. Results before non-recurring charges for the first nine months of 2002 were earnings applicable to common stock of $32.0 million, or $1.25 a diluted share. The reported results for the first nine months of 2002 include a non-recurring charge to a loss reserve for NW Natural's transaction costs incurred in its efforts to acquire PGE from Enron. The amount of the charge was $13.7 million, or $8.3 million after tax, equivalent to 32 cents a diluted share. The charge represents NW Natural's deferred costs including financial advisory and legal fees, loan arrangement fees and other costs relating to the acquisition effort. (See Note 7, "Commitments and Contingencies - Acquisition of Portland General Electric Company.")

              For the year-to-date, NW Natural earned $1.11 a diluted share from utility operations compared to earnings of 87 cents a share in the same period in 2001. Weather in the first nine months of the year was 4 percent colder than the 20-year average, but 2 percent warmer than in 2001. Residential and commercial customers' consumptions per heating degree day were an estimated 11 percent and 16 percent lower, respectively, during the first nine months of 2002 than average consumptions prior to the significant increases in gas commodity prices experienced and tracked into rates during 2000 and 2001. The Company estimates that the lower average consumptions per degree day reduced residential and commercial sales in the first nine months of 2002 by about 37 million therms and margin revenues by about $10.7 million, equivalent to 25 cents a share (see "Results of Operations - Regulatory Developments," below). NW Natural's share of the savings and margins realized from the gas commodity and upstream gas sales programs under its Purchased Gas Adjustment (PGA) tariff (see "Results of Operations - Cost of Gas," below) contributed $12.0 million of margin in the first nine months of 2002, equivalent to 28 cents a share of earnings. The equivalent result in the first nine months of 2001 was a negative $0.6 million, equivalent to a loss of 1 cent a share, primarily representing the absorption of $1.1 million in excess gas costs.

              Non-utility operating results for the quarter were earnings of 3 cents a share compared to earnings of 2 cents a share from these operations in 2001. Excluding the non-recurring charge taken in the second quarter of 2002, non-utility operating results year-to-date were earnings of 14 cents a share compared to earnings of 8 cents a share from these operations during the comparable period in 2001. See "Non-utility Operations," below.

              Dividends paid on common stock were 31.5 cents and 31 cents a share, respectively, for the three-month periods ended Sept. 30, 2002 and 2001. In October 2002, the Company's Board of Directors declared a quarterly dividend of 31.5 cents a share on the common stock, payable Nov. 15, 2002, to shareholders of record on Oct. 31, 2002. The current indicated annual dividend rate is $1.26 a share.

Results of Operations

         Regulatory Developments

              On Sept. 12, 2002, the Oregon Public Utility Commission (OPUC) approved a settlement that NW Natural entered into with respect to a conservation tariff filed in 2001. The new regulatory mechanisms implemented under the settlement are intended to help stabilize margin revenues to assure NW Natural of fixed cost recovery and more predictable earnings in the face of above or below normal consumption patterns.

                  The approved settlement includes an elasticity adjustment which became effective on Oct. 1, 2002. This elasticity adjustment is intended to mitigate the impact of changes in customer consumption due to rate changes. NW Natural believes that reductions in recent years in its customers' gas consumptions per degree day were caused by the higher cost of purchased gas, which was passed on to customers as rate increases, and to efforts throughout the region to conserve energy. NW Natural estimates that lower average consumptions per degree day reduced margin from residential and commercial sales by $11 million, equivalent to 26 cents a share, in 2001, and by $10.7 million, equivalent to 25 cents a share, in the first nine months of 2002. Under the elasticity adjustment, NW Natural has increased rates by 2.6 cents a therm to residential customers and 1.3 cents a therm to commercial customers, effective Oct. 1, 2002.

              Also, under the settlement approved by the OPUC, NW Natural implemented a partial decoupling mechanism, effective Oct. 1, 2002. Decoupling mechanisms are used to break the link between a utility's earnings and the energy consumed by its customers so that the utility does not have an incentive to discourage customers' conservation efforts. The decoupling mechanism works by adding margin revenues during periods when customer consumptions are lower than baseline consumption or by deducting margin revenues when higher than the baseline. Under the partial decoupling mechanism, a balancing account is established whereby NW Natural will defer and subsequently amortize 90 percent of the margin revenue differentials between baseline usage by its residential and commercial customers and weather-normalized actual usage by these customers. The deferred amounts are treated as adjustments to be refunded or collected in future periods. Baseline consumption is based on current customer consumption patterns, adjusted for consumptions resulting from new customers. NW Natural will continue to bear the risk of weather-related variations in customer usage. The partial decoupling mechanism will expire at the end of September 2005 unless the OPUC approves an extension based on the results of an independent study to measure the mechanism's effectiveness.

              In connection with the settlement, NW Natural agreed to adopt certain service quality measures that establish the Company's performance goal for minimizing at-fault complaints. If the Company exceeds the prescribed level of at-fault complaints, it will be subject to penalties.

              Under the settlement, NW Natural agreed to file a general rate case by the end of November 2002, enabling a full review of NW Natural's cost and rate structures, including an assessment of the costs related to the extension of the Company's South Mist Pipeline, with new rates expected to be implemented in the third or fourth quarter of 2003. The amount of the general rate increase to be requested has not been determined.

              On Sept. 26, 2002, the OPUC approved rate decreases effective Oct. 1, 2002 averaging 14 percent for NW Natural's Oregon sales customers, and on Sept. 25, 2002, the Washington Utilities and Transportation Commission (WUTC) approved rate decreases effective Oct. 1, 2002 averaging 25 percent for NW Natural's Washington sales customers. These rate decreases reflect changes in NW Natural's purchased gas costs, the application of temporary rate adjustments to amortize regulatory balancing accounts, and the removal of temporary rate adjustments effective the previous year. These changes are all part of NW Natural's annual PGA tariff filing (see "Comparison of Gas Operations - Cost of Gas," below).

         Comparison of Gas Operations

              The following table summarizes the composition of gas utility volumes and revenues for the three and nine months ended Sept. 30, 2002 and 2001:

                                                                        Three Months Ended           Nine Months Ended
                                                                             Sept. 30,                    Sept. 30,
                                                                   --------------------------------------------------------
(Thousands, except customers and degree days)                           2002        2001               2002         2001
---------------------------------------------------------------------------------------------------------------------------

Gas Sales and Transportation Volumes - Therms:
Residential and commercial sales                                       53,100         54,505           446,392      440,483
Unbilled volumes                                                        1,940           (485)          (44,589)     (45,386)
                                                                   ----------    -----------      ------------   ----------
   Weather-sensitive volumes                                           55,040         54,020           401,803      395,097
Industrial firm sales                                                  10,544         17,962            49,974       60,256
Industrial interruptible sales                                          2,444         18,969            22,724       47,528
                                                                   ----------    -----------      ------------   ----------
   Total gas sales                                                     68,028         90,951           474,501      502,881
Transportation deliveries                                             107,927         85,328           325,275      289,667
                                                                   ----------    -----------      ------------   ----------

     Total volumes sold and delivered                                 175,955        176,279           799,776      792,548
                                                                   ==========    ===========      ============   ==========

Utility Operating Revenues - Dollars:

Residential and commercial sales                                   $   58,954    $    50,830      $    423,509   $  369,117
Unbilled revenues                                                       2,062           (179)          (42,564)     (34,163)
                                                                   ----------    -----------      ------------   ----------
   Weather-sensitive revenues                                          61,016         50,651           380,945      334,954
Industrial firm sales                                                   8,198         10,451            35,089       35,117
Industrial interruptible sales                                          1,595          9,347            14,166       23,845
                                                                   ----------    -----------      ------------   ----------
   Total gas sales                                                     70,809         70,449           430,200      393,916
Transportation revenues                                                 5,984          5,777            19,867       14,495
Other revenues                                                            363            (41)            2,442       (2,289)
                                                                   ----------    -----------      ------------   ----------

     Total utility operating revenues                              $   77,156    $    76,185      $    452,509   $  406,122
                                                                   ==========    ===========      ============   ==========
Cost of gas sold                                                   $   40,637    $    39,834      $    253,075   $  225,451
                                                                   ==========    ===========      ============   ==========
Net operating revenues (utility margin)                            $   36,519    $    36,351      $    199,434   $  180,671
                                                                   ==========    ===========      ============   ==========

Total number of customers (end of period)                             546,644        527,719           546,644      527,719
                                                                   ==========    ===========      ============   ==========
Actual degree days                                                         75             82             2,724        2,768
                                                                   ==========    ===========      ============   ==========
20-year average degree days                                                97             98             2,607        2,595
                                                                   ==========    ===========      ============   ==========


                  NW Natural refunded deferred gas cost savings to its Oregon customers through billing credits in June 2002. The refunds were the customers' 67 percent portion of gas cost savings realized between October 2001 and March 2002, which had been deferred, with interest, pursuant to NW Natural's PGA tariff in Oregon (see "Cost of Gas," below). The refunds reduced gross operating revenues for the first nine months of 2002 by $30.4 million, cost of gas by $29.5 million and deferred gas costs payable by $29.5 million. The refunds also reduced margin revenues by about $0.9 million, but this amount was largely offset by corresponding reductions in franchise tax expense and uncollectible expense with the result that the effect of the refunds on net income was negligible.

              Residential and Commercial

              NW Natural continues to experience rapid customer growth, with 18,925 customers added since Sept. 30, 2001, for a growth rate of 3.6 percent. In the three years ended Dec. 31, 2001, more than 63,000 customers were added to the system, representing an average annual growth rate of 4.4 percent.

              Typically, 80 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods affect volumes of gas sold to these customers. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days. Weather conditions in the third quarter of 2002 were 23 percent warmer than average and 9 percent warmer than in the third quarter of 2001. For the first nine months of 2002, weather was 4 percent colder than average, but 2 percent warmer than in the first nine months of 2001.

              Volumes of gas sold to residential and commercial customers were
1.0 million therms, or 1.9 percent, higher in the third quarter of 2002 than in the third quarter of 2001. Related revenues increased $10.4 million, or 20.5 percent. Year-to-date, volumes of gas sold to residential and commercial customers were 6.7 million therms, or 1.7 percent, higher than in the same period of 2001. Excluding the impact of the refunds in the nine months ended Sept. 30, 2002, related revenues increased $71.9 million, or 21.5 percent, primarily due to PGA tariff rate increases effective Oct. 1, 2001. (See Part II, Item 7., "Results of Operations - Regulatory Matters," in the 2001 Form 10-K.) Customer growth in the residential and commercial segments since Sept. 30, 2001 contributed an estimated 11.2 million therms in sales volumes and $4.8 million in additional margin during the first nine months of 2002.

              In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered and sold to customers, but not yet billed, through the end of the period. Amounts reported as unbilled revenues reflect the increase or decrease in the balance of unbilled revenues over the prior year-end. End of period balances are affected by weather conditions, rate changes and customer billing dates from one period to the next.

              Industrial, Transportation and Other Revenues

              Total volumes delivered to industrial and electric generation customers in the third quarter of 2002 decreased 1.3 million therms, or 1 percent, from 122 million therms in the third quarter of 2001. However, combined margins from these customers decreased $3.3 million, or 27 percent, from $12.4 million in the third quarter of 2001. Year-to-date, volumes of gas delivered to industrial and electric generation customers were 398 million therms compared to 397 million therms in the first nine months of 2001. Related margins increased 3 percent, from $34.5 million in 2001 to $35.5 million in 2002.

              Excluding volumes delivered to electric generation customers, volumes delivered to end-use industrial sales and transportation customers in the third quarter of 2002 totaled 121 million therms. This was 4.8 million therms, or 4 percent, higher than in the third quarter of 2001. Related margins decreased, however, from $10.3 million to $9.1 million, due to migrations of some industrial customers from higher margin firm service to lower margin interruptible service. Volumes delivered to industrial sales and transportation customers in the first nine months of 2002 increased 11 percent from 353 million therms in 2001 to 393 million therms in 2002. Margins to these customers decreased $1.0 million reflecting the migration of industrial customers to lower margin rate schedules.

              In the electric generation segment of the industrial market, volumes delivered in the third quarter of 2002 totaled 0.1 million therms. This was 6.0 million therms, or 99 percent, lower than in the third quarter of 2001. Margin from the electric generation market was lower by $2.2 million, or 5 cents a share, in the third quarter of 2002. Contracts for service to two customers in this market were for one-year terms, going into effect in the second half of 2001 and expiring at the end of the second quarter of 2002. Year-to-date, volumes delivered to electric generation customers decreased from 45.9 million therms in 2001 to 3.4 million therms in 2002. The related margin increased from $2.6 million in 2001 to $4.6 million in 2002, an increase of 79 percent. One customer served under a contract with low fixed and relatively high volumetric charges used 36.8 million therms in the first nine months of 2001 and 3.0 million therms in the first nine months of 2002. On the other hand, the two electric generation customers added in mid-2001 used only 0.4 million therms in the first six months of 2002, but generated $4.5 million in margin as compared to $2.2 million in 2001 because they were served on contracts with high fixed and low volumetric charges.

              Other revenues include amortizations from regulatory accounts and miscellaneous fee income. Other revenues increased $0.4 million during the third quarter of 2002 compared to the third quarter of 2001. Year-to-date, other revenues increased $4.7 million compared to the first nine months of 2001. Factors contributing to the increase in the first nine months of 2002 were reduced amortizations from regulatory accounts related to conservation programs ($2.8 million), refunds due to sharing of income from interstate gas storage service ($1.2 million), reduced property tax amortizations ($0.2 million), higher revenues from customer late payment and reconnection fees ($0.1 million) and increased miscellaneous revenues ($0.3 million).

              Cost of Gas

              The cost per therm of gas sold was 36 percent higher during the third quarter of 2002 than in the third quarter of 2001. Year-to-date, the cost per therm of gas sold was 19 percent higher than the first nine months of 2001. The cost of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, demand cost equalization, regulatory deferrals and company use.

              Results for the nine months ended Sept. 30, 2002 include an adjustment reducing cost of gas by $29.5 million (see "Comparison of Gas Operations," above). Excluding the impact of this adjustment, cost per therm of gas sold was 33 percent higher in the first nine months of 2002 compared to the same period in 2001, primarily due to higher prices in the natural gas commodity market. Results for the nine months ended Sept. 30, 2002 also include adjustments reducing cost of gas by $2.9 million to correct the amount of deferred expenses related to the recovery of pipeline demand charges under NW Natural's PGA mechanism. These adjustments contributed 7 cents a share to earnings in the second quarter. The corrected methodology will continue to be applied in the future.

              NW Natural uses a natural gas commodity hedge program under the terms of its Derivatives Policy (see Part II, Item 7., "Management's Discussion and Analysis of Results of Operations and Financial Condition," and Item 8.,
Note 11, "Notes to Consolidated Financial Statements," in the Company's 2001 Form 10-K) to help manage its variable price gas commodity contracts. NW Natural recorded net losses from commodity swap and call option contracts of $24.9 million in the third quarter of 2002, compared to net losses of $8.7 million in the third quarter of 2001. Year-to-date, NW Natural realized net losses of $70.3 million, compared to net gains of $78.2 million during the first nine months of 2001. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas and the majority of these hedge contracts are included in annual PGA rate adjustments.

              Under NW Natural's PGA tariff in Oregon, net income from Oregon operations is affected within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projected costs built into rates. The remaining 67 percent of the higher or lower gas costs is recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. Net savings realized from gas commodity purchases in the third quarter of 2002 contributed $1.6 million of margin, equivalent to 4 cents a share of earnings. The equivalent result in the third quarter of 2001 was shared savings and margins of $0.2 million, equivalent to less than 1 cent a share of earnings. Year-to-date, net savings realized from gas commodity purchases contributed $12.0 million of margin, equivalent to 28 cents a share of earnings, and $24.4 million of deferred gas costs credits to be refunded to customers. The equivalent results in the first nine months of 2001 were a negative $0.6 million of margin, equivalent to a loss of 1 cent a share, and $1.1 million of deferred gas cost charges to be collected from customers.

              Under an agreement with the OPUC, revenues from off-system gas sales are treated as a reduction of gas costs. These sales reduced the cost of gas sold by $2.3 million and $1.6 million for the first nine months of 2002 and 2001, respectively.

         Non-utility Operations

              At Sept. 30, 2002 and 2001, the Company had two direct wholly-owned subsidiaries, Financial Corporation and Northwest Energy. Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE had been completed. A loss reserve for costs relating to the acquisition of PGE ($13.7 million, before tax) was recorded by Northwest Energy in the second quarter of 2002.

              Financial Corporation

              Financial Corporation's operating results for the three months ended Sept. 30, 2002 and 2001, were net income of $0.5 million and $0.3 million, respectively, equivalent to 1 cent a share in both periods. Year-to-date, operating results in 2002 were net income of $1.2 million compared to net income of $0.6 million for the comparable period in 2001. The increase in year-to-date net income from 2001 to 2002 was due to a $0.6 million improvement in the operating results of Financial Corporation's investments in solar and wind-power electric projects in California. Financial Corporation's net assets at Sept. 30, 2002 were $9.1 million, compared to $7.8 million at Sept. 30, 2001.

              Gas Storage Services

              NW Natural realized net income from gas storage services, after regulatory sharing and income taxes, of $0.4 million, or 2 cents a share, in the three months ended Sept. 30, 2002, up from $0.3 million, or 1 cent a share, in the three months ended Sept. 30, 2001. Year-to-date operating results were net income of $2.4 million, compared to net income of $1.4 million for the same period in 2001. Gas storage services are provided to upstream interstate customers using storage capacity that has been developed in advance of core utility customers' requirements. NW Natural retains 80 percent of the income before tax from storage services and credits the remaining 20 percent to a deferred regulatory account for sharing with its core utility customers.

         Operating Expenses

              Operations and Maintenance

              Consolidated operations and maintenance expenses increased
$0.9 million, or 5 percent, and $1.3 million, or 2 percent, in the three- and nine- month periods ended Sept. 30, 2002, respectively, compared to the same periods in 2001. In the three-month period, the increase was due to higher expenses for pensions ($0.4 million), health benefits ($0.4 million), and customer service ($0.3 million), which were partially offset by lower information technology costs ($0.4 million). In the nine-month period, the increase was due to higher expenses for pensions ($2.0 million), customer service ($0.7 million) and health benefits ($0.6 million), partially offset by lower expenses for information technology ($1.7 million) and market services ($0.4 million). The Company expects to incur continued increases in pension costs, reflecting changes in the market values of its retirement plan assets, and health care costs.

              Taxes Other than Income Taxes

              Taxes other than income taxes, which are principally comprised of property, franchise and payroll taxes, were $3.4 million, or 15 percent, higher in the first nine months of 2002 compared to the same period in 2001. Property taxes increased $1.5 million, or 18 percent, due to higher property tax rates and utility plant additions. Franchise taxes, which are based on gross revenues, increased $1.4 million, or 16 percent, reflecting higher revenues due to NW Natural's growing customer base and rate increases effective in late 2001. Regulatory fees and payroll tax expenses also increased slightly.

              Depreciation, Depletion and Amortization

              The Company's depreciation, depletion and amortization expense in the nine months ended Sept. 30, 2002, increased $1.7 million, or 4 percent, compared to the first nine months of 2001. The increase was primarily due to a 5 percent increase in utility plant in service. Depreciation, depletion and amortization expense was approximately 3 percent of average plant and property for both of the nine-month periods ended Sept. 30, 2002 and 2001.

         Other Income (Expense)

              The Company's other income (expense) decreased $15.0 million in the nine months ended Sept. 30, 2002, compared to the same period in 2001, primarily due to a $13.7 million charge to a loss reserve for costs incurred in the effort to acquire PGE. Excluding the charge for PGE acquisition costs, other income (expense) decreased $1.3 million in the nine-month period ended Sept. 30, 2002 compared to the same period in 2001. This decrease was due to an increase in interest expense on deferred regulatory account balances ($2.5 million), partially offset by an increase in earnings from investments ($1.4 million). The first nine months of 2002 included interest expense of $2.3 million on deferred regulatory account balances, compared to interest income of $0.2 million in the first nine months of 2001.

         Interest Charges - net

              The Company's net interest expense increased by $0.9 million, or 4 percent, in the nine months ended Sept. 30, 2002, compared to the same period in 2001, primarily due to higher average balances of long-term debt outstanding.

         Income Taxes

              The effective corporate income tax rates for the three months ended Sept. 30, 2002 and 2001, were 39.0 percent and 42.0 percent, respectively. Year-to-date, the effective corporate income tax rate was 35.4 percent, compared to 35.2 percent for the first nine months of 2001.

         Financial Condition

              Capital Structure

              The Company's goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, 5 to 10 percent preferred and preference stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt and preferred and preference stock redemption requirements (see "Liquidity and Capital Resources," below, and Part II, Item 8., Notes 3 and 5, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K).

         Liquidity and Capital Resources

              At Sept. 30, 2002, the Company had $19.7 million in cash and cash equivalents compared to $8.1 million at Sept. 30, 2001. Short-term liquidity is provided by cash from operations and from the sale of the Company's commercial paper notes, which are supported by commercial bank lines of credit (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the Company's 2001 Form 10-K). The Company has available through Sept. 30, 2004, committed lines of credit with four commercial banks (see "Lines of Credit," below). On Dec. 31, 2002, NW Natural will redeem all 250,000 outstanding shares of its $6.95 Series of Redeemable Preference Stock at $100 per share plus accrued dividends. NW Natural expects to use its short-term cash or to borrow through its commercial paper program to fund this redemption.

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

              The following table shows NW Natural's contractual obligations (in thousands) by maturity and type of obligation:


                         Commercial
                            Paper       Preferred                                                              Total
Payments Due in Years    Supported         and                    Capital                  Long-term Gas    Contractual
                          by Lines      Preference    Long-term     Lease     Operating   Supply Purchase       Cash
Ending Sept. 30,         of  Credit       Stock         Debt     Obligations    Leases       Obligations    Obligations
------------------------------------------------------------------------------------------------------------------------

2003                        $ -          $ 25,750     $ 50,000       $ 328     $  2,760       $   81,915       $ 160,753
2004                          -               750            -          43        2,672           50,189          53,654
2005                          -               750            -           -        2,602           45,442          48,794
2006                          -               750       15,000           -        1,582           42,287          59,619
2007                          -               750       38,000           -          156           41,912          80,818
                        ------------------------------------------------------------------------------------------------
Total 2003 - 2007             -            28,750      103,000         371        9,772          261,745         403,638

Thereafter                    -             4,500      383,033           -        3,371          219,321         610,225
Less:  imputed interest       -                 -            -         (17)           -          (84,893)        (84,910)
                        ------------------------------------------------------------------------------------------------
Total                       $ -          $ 33,250    $ 486,033       $ 354     $ 13,143       $  396,173       $ 928,953
                        ================================================================================================


              Commercial Paper

              The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see "Lines of Credit," below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Part II, Item 8., Note 6, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K). NW Natural had no commercial paper notes outstanding at Sept. 30, 2002, compared to $78.9 million and $108.3 million at Sept. 30, 2001 and Dec. 31, 2001, respectively. Financial Corporation had no commercial paper notes outstanding at Sept. 30, 2002 or 2001, or at Dec. 31, 2001.

              Lines of Credit

              NW Natural has renewed its lines of credit effective Oct. 1, 2002, with four commercial banks totaling $150 million. Half of the credit with each bank, totaling $75 million, is committed and available through Sept. 30, 2003, and the other $75 million is committed and available through Sept. 30, 2004. In addition, Financial Corporation has available through Sept. 30, 2003, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

              Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit, if any, are based on current market rates. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Dec. 31, 2001, or Sept. 30, 2002 or 2001.

              NW Natural's lines of credit require that credit ratings be maintained in effect at all times and that notice be given of any change in its senior unsecured debt ratings. A change in NW Natural's credit rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the lines of credit. However, interest rates on any loans outstanding under NW Natural's bank lines are tied to credit ratings, which would increase or decrease the cost of bank debt, if any, when ratings are changed. The lines of credit require that NW Natural maintain an indebtedness to total capitalization ratio, as defined in the credit agreements, of 65 percent or less. Also, effective Oct. 1, 2002, the lines of credit require NW Natural to maintain a net worth at least equal to 80 percent of its net worth at Sept. 30, 2002, plus 50 percent of the Company's net income for each subsequent fiscal quarter. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. At Sept. 30, 2002, NW Natural was in compliance with the debt to total capital covenant and, had it been in effect, would have been in compliance with the minimum net worth covenant.

         Cash Flows

              Operating Activities

              Cash provided by operating activities was $127.4 million in the nine months ended Sept. 30, 2002, compared to $61.0 million in the first nine months of 2001. The 109 percent increase was due to a $15.2 million increase in cash from operations before working capital changes and a $51.3 million decrease in working capital requirements. The increase in cash from operations before working capital changes was primarily due to higher net income excluding the non-cash loss reserve for PGE acquisition costs ($13.7 million), combined with an increase in deferred income taxes and investment tax credits ($6.8 million) and an increase in depreciation, depletion and amortization ($1.7 million), partially offset by a decrease in deferred gas costs ($2.6 million) and an increase in earnings of investments accounted for on an equity basis ($1.4 million). The decrease in working capital requirements was primarily due to a smaller reduction in accounts payable ($45.5 million), a larger reduction in accounts receivable ($7.3 million) and a larger reduction in accrued unbilled revenue ($7.1 million), partially offset by a decrease in accrued interest and taxes in 2002 compared to an increase in these items in 2001 ($14.1 million).

              NW Natural's refunds to customers of approximately $30.4 million of deferred gas cost savings in the nine months ended Sept. 30, 2002 (see "Results of Operations - Comparison of Gas Operations," above) reduced cash flows from operations by that amount, but the reduction was more than offset by the other factors affecting cash flows cited above.

              The Job Creation and Worker Assistance Act of 2002 (the Act), enacted on March 9, 2002, allows an additional first-year tax deduction for depreciation equal to 30 percent of the adjusted basis of "qualified property." The extra 30 percent depreciation deduction in the first year is an acceleration of depreciation deductions that otherwise would have been taken in the later years of an asset's recovery period. Special rules apply as to the application of this new provision. However, in general, the extra 30 percent depreciation deduction is available for most personal property acquired after Sept. 10, 2001, and before Sept. 11, 2004. The Company elected to apply the first-year 30 percent depreciation deduction effective with the filing of its 2001 federal income tax return in September 2002. The Company anticipates enhanced cash flow from reduced income taxes, totaling an estimated $25 million to $30 million, during the effective period of the Act, based on actual or projected plant investments between Sept. 11, 2001 and Sept. 10, 2004.

The Company has lease and purchase commitments relating to its operating activities that are financed with cash flows from operations (see "Liquidity and Capital Resources," above, and Part II, Item 8., Note 12, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K).

              Investing Activities

              Cash requirements for investing activities in the first nine months of 2002 totaled $57.9 million, up from $56.7 million in the same period of 2001. The increase was primarily due to $4.1 million in such costs relating to the proposed acquisition of PGE, compared to $1.2 million in such costs during the first nine months of 2001. Cash requirements for utility construction totaled $53.3 million, down $2.6 million from $55.8 million in the first nine months of 2001.

              NW Natural's utility construction expenditures are estimated to total $84 million for 2002. Over the five-year period 2002 through 2006, these expenditures are estimated at between $500 million and $600 million. The level of capital expenditures over the next five years reflects projected customer growth, system replacement and reinforcement projects, and the development of additional gas storage facilities including the extension of a pipeline that moves gas from NW Natural's Mist Storage Field into growing portions of its service area. An estimated 60 percent of the required funds is expected to be internally generated over the five-year period, with the remainder funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

              The Company entered into a stipulation with the OPUC in 2001 for an enhanced pipeline safety program that includes an accelerated bare steel replacement program and a geo-hazard safety program. The bare steel replacement program accelerates the replacement of the Company's bare steel piping over 20 years instead of 40 years. The geo-hazard safety program includes the identification, assessment and remediation of risks to the Company's piping infrastructure created by landslides, washouts, earthquakes or similar occurrences. The stipulation allowed the Company to receive deferred accounting rate treatment commencing Oct. 1, 2002, for costs associated with the programs.

              Investments in non-utility property during the first nine months of 2002 totaled $2.6 million, up from a negligible amount in the same period of 2001. The increase was due to greater investments in facilities used for underground gas storage, a business segment treated for accounting purposes as separate from the Company's utility operations (see Note 5, "Notes to Consolidated Financial Statements," above, and Part II, Item 8., Note 2, "Notes to Consolidated Financial Statements," in the 2001 Form 10-K).

              The $4.1 million in costs relating to the proposed acquisition of PGE included financial advisory and legal fees, loan arrangement fees and other costs. In June 2002, the Company recorded a non-recurring charge to a loss reserve ($13.7 million) for all of NW Natural's costs incurred and deferred through June 30, 2002 in its efforts to acquire PGE from Enron. (See "Application of Critical Accounting Policies - Contingencies," above.)

              Financing Activities

              Cash used in financing activities in the first nine months of 2002 totaled $60.2 million, an increase of $52.7 million from the first nine months of 2001. The increase was primarily due to a larger use of funds to pay down long-term and short-term debt, partially offset by a larger amount of new long-term debt issued.

              NW Natural sold $60 million of its secured Medium-Term Notes, Series B (MTNs), in March 2002 and another $30 million in September 2002 and used the proceeds, together with internally generated cash in the first nine months of 2002, to reduce short-term debt ($108.3 million), retire long-term debt ($10 million) and provide cash for investments in utility plant. Proceeds from the sale of $18 million of Medium-Term Notes, Series B, in June 2001, together with a $22.6 million increase in short-term borrowings in the first nine months of 2001, were used to reduce long-term debt ($20 million) and provide cash for investments in utility plant.

              In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program which has been extended through May 2003. The purchases are made in the open market or through privately negotiated transactions. The Company used $5.8 million for the repurchase of 246,700 shares under the program during the first six months of 2001. No shares were repurchased during the six months ended Dec. 31, 2001, while the Company was negotiating the purchase of PGE, or during the nine months ended Sept. 30, 2002. Since the program's inception in 2000, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

         Ratios of Earnings to Fixed Charges

              For the nine months and 12 months ended Sept. 30, 2002, and the 12 months ended Dec. 31, 2001, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.46, 3.09 and 3.14, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Forward-Looking Statements

              This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the OPUC and the WUTC, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, the maintenance of pipeline integrity, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies; (ii) weather conditions and other natural phenomena;
(iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers;
(v) pricing of natural gas relative to other energy sources; (vi) risks resulting from uninsured property damage to Company property, intentional or otherwise; (vii) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (viii) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (ix) unanticipated changes in operating expenses and capital expenditures;
(x) unanticipated changes in future liabilities relating to employee benefit plans; (xi) capital market conditions, including its effect on pension costs;
(xii) competition for new energy development opportunities; (xiii) legal and administrative proceedings and settlements; and (xiv) risks relating to the potential negotiation of a new agreement for the acquisition of PGE, including risks and uncertainties relating to the impact of Enron's bankruptcy on PGE, obtaining regulatory approvals, securing financing at reasonable interest rates and realizing expected synergies and other benefits from the acquisition, if completed. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no material changes to the information provided in
Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," in the 2001 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

              Within the 90 days prior to the date of the filing of this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, and the Company's Senior Vice President, Finance, and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman and Chief Executive Officer, together with the Company's Senior Vice President, Finance, and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b) Changes in Internal Controls.

              There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

              On Sept. 24, 2002, the Audit Committee of the Board of Directors pre-approved certain ongoing non-audit related services performed by the Company's independent auditor, PricewaterhouseCoopers LLP, and established a procedure for the pre-approval of any future non-audit related services performed by its auditor. The non-audit services approved included:

     o Audits of the Company's Retirement Plans, its Retirement K Savings Plan and its Cafeteria Plan (Plan No. 507) that are required under provisions of the Employee Retirement Income Security Act of 1974, as amended, and audits of the Company's transfer agent and registrar functions that are required by the New York Stock Exchange;

     o Tax compliance and other tax services, including technical tax guidance, assistance and technical support, in an amount not to exceed $25,000 in any calendar year; and

     o Services related to the Company's issuance of securities, including the issuance of comfort letters and consents relating to the issuance of its Medium-Term Notes; and

     o Such other non-audit services, in an amount not to exceed $5,000 for each such service, as may be deemed necessary by management to support normal business operations.

              The Committee determined that the ongoing non-audit services would be reviewed annually concurrently with the engagement of the auditor.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10(a) - Northwest Natural Gas Company Restated Stock Option
                         Plan, as amended May 23, 2002

         Exhibit 10(b)  - Northwest Natural Gas Company Non-Employee Directors
                          Stock Compensation Plan, as amended September 26, 2002, effective October 1, 2002

         Exhibit 11  - Statement re: Computation of Per Share Earnings

         Exhibit 12  - Computation of Ratio of Earnings to Fixed Charges

         Exhibit 99 - Certificate Pursuant to Section 906 of Sarbanes - Oxley
                      Act of 2002

(b) Reports on Form 8-K

              No Current Reports on Form 8-K were filed during the third quarter of 2002. However, on Oct. 9, 2002, the Company filed its Current Report on Form 8-K, dated Sept. 12, 2002, relating to (1) the appointment of a new chief executive officer and election of a director, (2) the renewal of lines of credit and (3) the approval by the Oregon Public Utility Commission of a settlement in the Company's conservation tariff proceeding.

SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWEST NATURAL GAS COMPANY
                                        (Registrant)


Dated:  November 12, 2002               /s/ Stephen P. Feltz
                                        -----------------------------------
                                        Stephen P. Feltz
                                        Principal Accounting Officer
                                        Treasurer and Controller

                                 CERTIFICATIONS

I, Richard G. Reiten, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northwest Natural Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                           /s/ Richard G. Reiten
                                           -------------------------------------
                                           Richard G. Reiten
                                           Chairman of the Board and
                                           Chief Executive Officer

I, Bruce R. DeBolt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northwest Natural Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                /s/ Bruce R. DeBolt
                                                --------------------------------
                                                    Bruce R. DeBolt
                                                Senior Vice President, Finance,
                                                and Chief Financial Officer

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                               September 30, 2002


                                                                        Exhibit
Document                                                                 Number


Northwest Natural Gas Company Restated Stock Option Plan, as amended
  May 23, 2002                                                            10(a)

Northwest Natural Gas Company Non-Employee Directors Stock Compensation
   Plan, as amended September 26, 2002, effective October 1, 2002         10(b)

Statement re: Computation of Per Share Earnings                           11

Computation of Ratios of Earnings to Fixed Charges                        12

Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002       99