Form 10-K
period 2002-12-31
NORTHWEST NATURAL GAS CO
filed 2003-03-24
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Check One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ___________ to____________

                          Commission file number 0-994

                 [GRAPHIC OMITTED]COMPANY LOGO[GRAPHIC OMITTED]

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on which
Title of each class                                   registered
-------------------                           ------------------------------

Common Stock, $3 1/6 par value,
   and Common Share Purchase Rights               New York Stock Exchange

Securities registered pursuant to
   Section 12(g) of the Act:

                                             Shares outstanding on February 28,
Title of each class                                      2003
-------------------                          ---------------------------------
Preferred Stock, without par value                      82,500

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

As of June 28, 2002, the registrant had 25,464,927 shares of its Common Stock, $3 1/6 par value, outstanding. The aggregate market value of these shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $725,642,000.

Indicate number of shares outstanding of each of registrant's classes of common stock as of February 28, 2003:
Common Stock, $3 1/6 par value, and Common Share Purchase Rights      25,637,524

                       DOCUMENTS INCORPORATED BY REFERENCE

List documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the Proxy Statement of Company, to be filed in connection with the 2003 Annual Meeting of Shareholders, are incorporated by reference in Part III.

                          NORTHWEST NATURAL GAS COMPANY
               Annual Report to Securities and Exchange Commission
                                  on Form 10-K
                              For Fiscal Year Ended
                                December 31, 2002
                                TABLE OF CONTENTS

PART I                                                                      Page
------                                                                      ----

Item 1.     Business

               General.......................................................  3
               Gas Supply....................................................  3
               Interstate Gas Storage Services...............................  7
               Regulation and Rates..........................................  7
               Additions to Infrastructure...................................  9
               Pipeline Safety...............................................  9
               Competition and Marketing..................................... 10
               Acquisition of Portland General Electric Company.............. 12
               Environment................................................... 13
               Employees..................................................... 13
               Available Information......................................... 14

Item 2.     Properties....................................................... 14

Item 3.     Legal Proceedings................................................ 14

Item 4.     Submission of Matters to a Vote of Security Holders.............. 16

Additional Items

            Executive Officers of the Registrant............................. 16
            Other Information................................................ 17

PART II
-------

Item 5.     Market for the Registrant's Common Equity and Related
               Stockholder Matters .......................................... 18

Item 6.     Selected Financial Data.......................................... 19

Item 7.     Management's Discussion and Analysis of Results of Operations
               and Financial Condition....................................... 21

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ...... 38

Item 8.     Financial Statements and Supplementary Data...................... 41

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 75

PART III
--------

Items 10., 11.
    and 13. Incorporated by Reference to Proxy Statement..................... 75

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.................... 75

Item 14.    Controls and Procedures.......................................... 76

PART IV
-------

Item 15.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K .................................................. 77

SIGNATURES     .............................................................. 82

CERTIFICATIONS .............................................................. 83

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

      NW Natural is principally engaged in the distribution of natural gas. The Oregon Public Utility Commission (OPUC) has allocated to NW Natural as its exclusive service area a major portion of western Oregon, including the Portland metropolitan area, most of the Willamette Valley and the coastal area from Astoria to Coos Bay. NW Natural also holds certificates from the Washington Utilities and Transportation Commission (WUTC) granting it exclusive rights to serve portions of three southern Washington counties bordering the Columbia River. Gas service is provided in 97 cities, together with neighboring communities, in 15 Oregon counties, and in nine cities, together with neighboring communities, in three Washington counties. The city of Portland is the principal retail and manufacturing center in the Columbia River Basin, and is a major port for trade with Asia.

      NW Natural also is engaged in providing natural gas storage and transportation services to interstate customers using storage capacity that has been developed in advance of core utility customers' (residential, commercial and industrial firm) requirements. These services prior to Jan. 1, 2001, were immaterial. In 2001, the Federal Energy Regulatory Commission (FERC) granted NW Natural a limited jurisdiction blanket certificate permitting it to provide storage and transportation services to customers in interstate commerce. Under agreements with the OPUC and WUTC, NW Natural retains the majority of the net income before tax from interstate storage services and credits the balance to its core utility customers. NW Natural has a contract with an independent energy trading company that seeks to optimize the use of NW Natural's assets by trading temporarily unused portions of its upstream pipeline transportation capacity and gas storage capacity.

      At year-end 2002, NW Natural had 503,402 residential customers, 56,087 commercial customers and 578 industrial customers. Industries served include pulp, paper and other forest products; the manufacture of electronic, electrochemical and electrometallurgical products; the processing of farm and food products; the production of various mineral products; metal fabrication and casting; and the production of machine tools, machinery and textiles.

      The Company operated only one direct, active subsidiary during 2002, NNG Financial Corporation (Financial Corporation). Financial Corporation, a wholly owned subsidiary of the Company incorporated in Oregon, holds financial investments including limited partnership interests in three solar electric generating plants and two wind power electric generation projects, all located in California, and in two low-income housing projects in Portland, Oregon. Financial Corporation also has one active, wholly owned subsidiary, KB Pipeline Company, which owns a 10 percent interest in a 19-mile interstate natural gas pipeline. NW Natural is the operator of this pipeline.

      A second direct, wholly owned subsidiary of the Company, Northwest Energy Corporation (Northwest Energy), also an Oregon corporation, was formed in 2001 to serve as the holding company of NW Natural and Portland General Electric Company (PGE) if the then-proposed acquisition of PGE had been completed. The Company's agreement to purchase PGE was terminated in 2002. Northwest Energy had no operations in 2002. See "Acquisition of Portland General Electric Company," below.

Gas Supply - General
--------------------

      NW Natural meets the needs of its core utility customers through natural gas purchases from a variety of suppliers. NW Natural has a diverse portfolio of short- and medium-term firm gas supply contracts which it supplements, during periods of peak demand, with gas from storage facilities either owned by or contractually committed to NW Natural.

      NW Natural's goal in purchasing gas for its core market is to meet customers' needs at competitive prices. NW Natural believes that gas supplies available from suppliers in the western United States and Canada are adequate to serve its core market customers for the foreseeable future, and that its cost of gas generally will track market prices.

      Natural gas for NW Natural's core market is transported over the interstate pipeline system of Williams Gas Pipeline-West (WGP), also known as Northwest Pipeline Corporation. Most supplies also move over other pipelines upstream of WGP's system in the U.S. and Canada. Rates for transportation are established by the FERC for service under transportation agreements between NW Natural and the U.S. interstate pipelines, and by Canadian federal or provincial authorities for service under agreements with the Canadian pipelines over which NW Natural ships gas.

      The largest of the transportation agreements with WGP extends through 2013 and provides for firm transportation capacity of up to 2,148,890 therms(1) per day. This agreement provides access to natural gas supplies in British Columbia and the U.S. Rocky Mountains. NOTE--FOOTNOTES HAVE TO BE PREPARED AS ON A TYPEWRITER FOR EDGAR PURPOSES.

      The Company's second largest transportation agreement with WGP extends through 2011. It provides 1,020,000 therms per day of firm transportation capacity from the point of interconnection of the WGP and PG&E Gas Transmission Northwest (PG&E GT-NW) systems in eastern Oregon to NW Natural's service territory. PG&E GT-NW's pipeline runs from the U.S./Canadian border through northern Idaho, southeastern Washington and central Oregon to the California/Oregon border. NW Natural's total capacity on PG&E GT-NW and two upstream pipelines in Canada (Alberta Natural Gas Company and NOVA Corporation of Alberta, now both units of TransCanada PipeLines Limited) matches this amount of WGP capacity northward into Alberta, Canada.

      NW Natural also has an agreement with WGP that extends through 2013 for 351,550 therms per day of firm transportation capacity. This agreement accesses gas supplies in the U.S. Rocky Mountain region.

      In 2002, NW Natural entered into four long-term pipeline transportation contracts, one commencing in November 2003 and the other three in November 2004. A contract with Duke Energy Gas Transmission (formerly Westcoast Energy, Inc.) (Duke Energy GT) effective Nov. 1, 2003 and extending through Oct. 31, 2014, will provide approximately 600,000 therms per day of firm gas transportation from northern British Columbia to a connection with WGP at the U.S.-Canadian border. A contract with BC Gas effective Nov. 1, 2004 and extending through Oct. 31, 2020, will provide approximately 470,000 therms per day of firm gas transportation from southeastern British Columbia to the same connection with WGP at the U.S.-Canadian border. NW Natural's capacity with BC Gas is matched with companion contracts for pipeline capacity on systems of Alberta Natural Gas Company and NOVA Corporation of Alberta that connect to the gas fields of Alberta, Canada.

      The cost to NW Natural of gas to supply its core market consists of the purchase price paid to suppliers plus charges paid to pipelines to transport the gas to NW Natural's distribution system. While the rates for pipeline transportation and storage services are subject to federal regulation, the purchase price of gas is not. Although pipeline rates have been relatively stable in recent years, natural gas commodity prices have fluctuated dramatically. NW Natural has sought to mitigate the effect of price volatility on core utility customers through the use of its underground storage facilities, by entering into gas commodity-based financial hedge contracts, and by crediting gas costs with margin revenues derived from off-system sales of commodity and released transportation capacity in periods when core utility customers do not fully utilize firm pipeline capacity and gas supplies.

      NW Natural supplies many of its non-core customers (larger industrial interruptible customers with full or partial dual fuel capabilities) through gas transportation service, delivering gas purchased by these customers directly from suppliers. (See "Gas Supply - Transportation," below.)

----------------------
(1) One therm is equivalent to 100 cubic feet of natural gas at an assumed heat content of 1,000 British Thermal Units (Btu's) per cubic foot.

Gas Supply - Core Market Basic Supply
-------------------------------------

      NW Natural purchases gas for its core market from a variety of suppliers located in the western United States and Canada. About 80 percent of its annual supply comes from Canada, with the balance coming primarily from the U.S. Rocky Mountain region. At Jan. 1, 2003, NW Natural had 22 firm contracts with 11 suppliers with remaining terms ranging from three months to three years, which provided for a maximum of 3,768,300 therms of firm gas per day during the peak winter season and 1,621,300 therms per day during the remainder of the year. These contracts have a variety of pricing structures and purchase obligations.

      NW Natural's largest core market gas supply contract is an agreement expiring Nov. 1, 2003, with CanWest Gas Supply, Inc. (CanWest), an aggregator for gas producers in British Columbia, Canada. This contract entitles NW Natural to purchase up to 960,000 therms of firm gas per day. The contract contains a demand and commodity pricing structure and a provision for annual renegotiations of the commodity price to reflect then-prevailing market prices. The demand charges reflect the reservation of firm transportation space on the Duke Energy GT pipeline system in British Columbia. These demand charges are subject to change as approved by the Canadian National Energy Board (NEB) in rate proceedings similar to those conducted in the United States by the FERC. The CanWest contract contains minimum purchase obligations.

      The terms of NW Natural's other principal gas purchase agreements are summarized as follows:

  o An agreement expiring Nov. 1, 2003 with BP Canada (formerly Amoco Canada Petroleum Company, Ltd.), on terms similar to the CanWest agreement, entitles NW Natural to purchase up to 83,300 therms of firm gas per day. This gas is aggregated from production in the Canadian province of Alberta and the Yukon and Northwest Territories. This contract contains minimum purchase obligations.

  o An agreement expiring Sept. 30, 2003 with Burlington Resources Canada (formerly Poco Petroleums, Ltd.), a Canadian producer, entitles NW Natural to purchase up to 162,000 therms per day during the winter and up to 115,000 therms per day during the remainder of the year of gas produced in Alberta.

  o Two agreements expiring Sept. 30, 2003 with Engage Energy (formerly Westcoast Gas Services) entitle NW Natural to purchase up to 140,000 therms per day year-round, plus up to 92,750 therms per day as winter season supply, of gas produced in Alberta. Pricing for supplies under these agreements has been renegotiated annually. The current pricing arrangement includes demand charges for upstream capacity on the Canadian pipeline systems and a monthly reservation charge. The commodity pricing consists of a portion of the daily contract quantity at a fixed price and the remaining daily contract quantity tied to a monthly Canadian index.

      NW Natural's expiring long-term contracts are being renegotiated and replaced with supply contracts for purchases of similar aggregate volume levels. Due to evolving gas industry conditions, however, NW Natural expects most of its replacement contracts to have terms of five years or less. It also expects most of its replacement contracts to continue to have pricing structures providing for annual renegotiations of the commodity price to reflect then-prevailing market prices.

      During 2002, new short-term (five-month) purchase agreements for firm gas were entered into with six suppliers, which provided for a total of 1,350,000 therms per day during the 2002-2003 heating season. These contracts have a variety of pricing structures and purchase obligations. NW Natural intends to enter into new short-term purchase agreements in 2003 for equivalent volumes of gas with these or other similar suppliers to be available during the 2003-2004 heating season.

      NW Natural also buys gas on the spot market (30 days or less) as needed to meet demand. NW Natural has flexibility under the terms of some of its firm supply contracts enabling it to purchase spot gas in lieu of firm contract volumes, thereby allowing it to take advantage of favorable pricing on the spot market from time to time.

      NW Natural continues to purchase gas from a producer in the Mist gas field in Columbia County, Oregon, northwest of Portland. The production area is situated near NW Natural's underground gas storage facility. The price for this gas is tied to NW Natural's weighted average cost of gas. Current production is approximately 23,000 therms per day from about 18 wells, supplying about 1 percent of NW Natural's total annual purchase requirements. Production from these wells varies as existing wells are depleted and new wells are drilled.

Gas Supply - Core Market Peaking Supply
---------------------------------------

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

      NW Natural has contracts with WGP that expire in 2004 for firm gas storage services from an underground field at Jackson Prairie near Centralia, Washington, and a liquefied natural gas (LNG) facility at Plymouth, Washington. Together, these facilities provide NW Natural with daily firm deliverability of about 1.1 million therms and total seasonal capacity of about 16 million therms. Separate contracts with WGP provide for the transportation of these storage supplies to NW Natural's service territory. These contracts continue annually after the end of their primary terms at NW Natural's option.

      NW Natural owns and operates two LNG plants that liquefy gas during the summer months for storage until the peak winter season. These two plants provide a maximum daily deliverability of 1.8 million therms and a total seasonal capacity of 17 million therms.

      NW Natural also provides daily and seasonal peaking from the underground gas storage facility it owns and operates in the Mist gas field northwest of Portland. This facility has a maximum daily deliverability of 3.2 million therms and a total seasonal working gas capacity of 115 million therms. NW Natural completed its latest expansion of the Mist storage facility in December 2001. This $10 million project increased the facility's total daily delivery capacity by 29 percent. The increased deliverability is used to serve the needs of NW Natural's core utility customers as well as its interstate storage service customers (see "Interstate Gas Storage Services," below). As the needs of core utility customers grow, the amount of the delivery capacity available for interstate storage services will be reduced. The plan for expansion of NW Natural's storage capability includes an extension of its South Mist Pipeline that is scheduled for construction between 2003 and 2005, and further development of existing storage reservoirs between 2003 and 2008.

      NW Natural also has contracts with an electric generator, two industrial customers, and one gas marketing company that together provide a total of 102,000 therms per day of year-round capacity, plus 900,000 therms per day of recallable capacity and supply. These contracts have remaining terms ranging from one to eight years.

Gas Supply - Hedge Program
--------------------------

      NW Natural has an active natural gas commodity-price hedge program that is intended to reduce commodity price risk. Under this program, the Company typically enters into commodity swap and call option agreements during the spring and summer seasons, when natural gas prices may be lower. Gains (losses) from commodity hedges are treated for accounting and rate purposes as reductions (increases) to the cost of gas. The intended effect of this program is to lock in prices for a large portion of NW Natural's gas supply portfolio for the following year, at prevailing market prices at the time the swap and call option agreements are entered into.

Gas Supply - Transportation
---------------------------

      Since WGP opened its system to the transportation of customer-owned gas in the late 1980s, most of NW Natural's large industrial customers have switched from sales service to transportation service whereby they purchase gas directly from suppliers and ship the gas on the Company's system and those of its pipeline suppliers for a fee. The ability of industrial customers to switch between sales service and transportation service has made it possible for NW

Natural to retain some of these customers. Periodic switching between sales and transportation service by these customers has had an adverse effect on NW Natural's results of operations in some years, including 2002, and a positive effect in some other years, as industrial customers have sought to find the most economical and reliable combination of gas supplies and delivery services (see "Competition and Marketing," below).

Interstate Gas Storage Services
-------------------------------

        NW Natural provides gas storage services to interstate customers using storage capacity that has been developed in advance of its core utility customers' requirements. In 2001, the FERC authorized NW Natural to provide firm and interruptible gas storage service and related transportation to and from the Mist gas storage facility to customers in interstate commerce, to the extent of any under-used storage or upstream pipeline capacity. NW Natural has entered into contracts with eight interstate customers. The FERC limited jurisdiction certificate enables NW Natural to make its underground gas storage capacity available to help address the region's energy challenges, but NW Natural retains its exemption from full FERC jurisdiction.

Regulation and Rates
--------------------

      NW Natural is subject to regulation with respect to, among other matters, rates, systems of accounts and issuance of securities by the OPUC and the WUTC. In 2002, 93 percent of NW Natural's utility gas deliveries and 91 percent of its utility operating revenues were derived from Oregon customers and the balance from Washington customers. NW Natural is exempt from the provisions of the Natural Gas Act by order of the Federal Power Commission (now the FERC), except with respect to the terms and conditions associated with its interstate gas storage and related transportation services (see "Interstate Gas Storage Services," above).

      In November 2002, NW Natural filed its first general rate case in Oregon since 1998. The filing proposes a revenue increase of $38 million per year from Oregon operations through rate increases averaging 6.8 percent. If the increase were approved as proposed, residential customer rates would increase by 8.9 percent and commercial rates by 4.6 percent; there would be no changes for industrial firm or interruptible customer rates. The proposed rates are designed to produce a return on common shareholders' equity (ROE) of 11.3 percent and to recover increases in NW Natural's cost of service including the costs of complying with new federal regulations regarding pipeline safety and integrity (see "Pipeline Safety," below); expanding the Company's underground storage facilities to meet customer growth; commencing service to Coos County, Oregon; improving customer service; and providing for system security, insurance coverage and employee benefits. The schedule for the case provides for settlement conferences in March 2003, the filing of OPUC staff and intervenor testimony in late April, hearings in August and a decision by the OPUC determining new rates by Oct. 1. The Company is unable to determine the extent to which its proposals will be accepted by the OPUC.

      NW Natural's previous general rate increase in Oregon, which was effective Dec. 1, 1999, authorized rates designed to produce an ROE of 10.25 percent. The OPUC approved a revenue increase of $0.2 million per year, or 0.1 percent of Oregon revenues. The most recent general rate increase in Washington, which was effective Nov. 1, 2000, authorized rates designed to produce an ROE of 10.8 percent. The WUTC approved a revenue increase of $3.0 million effective Nov. 1, 2000, and a subsequent revenue increase of $1.3 million effective Oct. 1, 2001.

      Notwithstanding authorized revenue levels approved by the OPUC or the WUTC, actual revenues are dependent on weather, economic conditions, customer growth, competition and other factors affecting gas usage in NW Natural's service area. NW Natural's returns on average common equity from utility operations were 10.2 percent in 2001 and 9.8 percent in 2002. The Company's returns from consolidated operations, including subsidiary results, were 10.4 percent in 2001 and 8.7 percent in 2002.

      In Oregon, NW Natural has a Purchased Gas Adjustment (PGA) tariff under which net income derived from Oregon operations may be affected within defined limits by changes in purchased gas costs. The PGA tariff provides for periodic revisions in rates due to changes in the Company's cost of purchased gas. Costs included in the PGA adjustments are based on NW Natural's projected gas requirements and negotiated gas prices for the upcoming gas supply contract year. Any resulting rate adjustments are made effective on Oct. 1. NW Natural reduced rates under its Oregon PGA tariff by an average of 14.2 percent effective Oct. 1, 2002.

      The Oregon PGA tariff provides that 67 percent of any difference between actual purchased gas costs and estimated purchased gas costs incorporated into rates will be deferred for amortization in subsequent periods. If actual gas commodity costs exceed those incorporated in rates, NW Natural subsequently will adjust its rates upward to recover 67 percent of the deficiency from core market customers. Similarly, if actual gas commodity costs are lower than those reflected in rates, rates will be adjusted downward to distribute to core utility customers 67 percent of such gas commodity cost savings. NW Natural issued billing credits to Oregon customers in June 2002 totaling $30.2 million due to lower than expected wholesale gas commodity costs from October 2001 through March 2002.

      In Washington, NW Natural is permitted to track 100 percent of increases and decreases in gas commodity costs, with the result that net income is not directly affected by changes in commodity costs. NW Natural reduced rates under its Washington PGA tariff by an average of 25 percent effective Oct. 1, 2002. This decrease included a refund to Washington customers of $7.8, million representing gas cost savings from July 2001 through June 2002. The refund was issued as a one-year per-therm credit on customer bills as part of the Washington overall rate decrease.

      In both Oregon and Washington, the PGA mechanism permits NW Natural to recover 100 percent of FERC-approved pipeline transportation cost increases.

      In an order issued in 1999, the OPUC formalized a process that tests for excessive earnings in connection with gas utilities' annual filings under their PGA mechanisms. The OPUC confirmed NW Natural's ability to pass through 100 percent of its prudently incurred gas costs into rates. Under this order, NW Natural is authorized to retain all of its earnings up to a threshold level equal to its authorized ROE plus 300 basis points. One-third of any earnings above that level will be refunded to customers. The excess earnings threshold is subject to adjustment up or down each year depending on movements in interest rates.

      In 2002, the OPUC approved a settlement in a proceeding NW Natural initiated in 2001 with a goal of stabilizing margin revenues in the face of above- or below-normal consumption patterns. Pursuant to the settlement, the OPUC authorized a mechanism for rate changes relating to the impact of price elasticity, starting with small increases to residential and commercial rates that became effective on Oct. 1, 2002.

     Also under the settlement, the OPUC authorized NW Natural to implement a partial decoupling mechanism effective Oct. 1, 2002. Decoupling mechanisms are used to break the link between a utility's earnings and the energy consumed by its customers so the utility does not have an incentive to discourage customers' conservation efforts. The decoupling mechanism works by adding margin revenues during periods when customer consumptions are lower than baseline consumption or by deducting margin revenues when consumptions are higher than the baseline. Under the partial decoupling mechanism, NW Natural uses a balancing account to defer and subsequently amortize 90 percent of the margin differentials between baseline usage by its residential and commercial customers and weather-normalized actual usage by these customers. The deferred amounts are treated as adjustments to be refunded or collected in future periods. Baseline consumption is based on current customer consumption patterns, adjusted for consumptions resulting from new customers. NW Natural continues to bear the risk of weather-related variations in customer usage. The partial decoupling mechanism will expire at the end of September 2005 unless the OPUC approves an extension based on the results of an independent study to measure the mechanism's effectiveness.

      Also under the settlement, NW Natural agreed to adopt certain service quality measures that establish the Company's performance goal for minimizing complaints by customers where the Company is determined to be at fault. If NW Natural exceeds the prescribed level of at-fault complaints, it will be subject to penalties.

      The OPUC and WUTC have implemented "integrated resource planning" processes under which utilities develop plans defining alternative growth scenarios and resource acquisition strategies. In 2000 and 2001, respectively, the OPUC and the WUTC acknowledged and accepted NW Natural's submission of its fourth Integrated Resource Plan. Elements of the plan include an evaluation of supply and demand resources; the consideration of uncertainties in the planning process and the need for flexibility to respond to changes; a primary goal of "least cost" service; and consistency with state energy policy. Although the OPUC's order acknowledging an earlier Integrated Resource Plan indicated the order did not constitute ratemaking approval of any specific resource acquisition or expenditure, the OPUC did indicate that it would give considerable weight in prudency reviews to utility actions that are consistent with acknowledged plans. Elements of NW Natural's fourth Integrated Resource Plan demonstrated that the continued development of the Mist underground gas storage facility is the least-cost option for serving customer growth. The OPUC's acceptance of the plan indicates to the Oregon Energy Facility Siting Council (EFSC) that NW Natural requires the South Mist Pipeline extension to best serve its customers, thereby satisfying the requirement that NW Natural prove the need for the facility in order to obtain the EFSC's approval to build the pipeline extension.

Additions to Infrastructure
---------------------------

      NW Natural expects a high level of capital expenditures for additions to infrastructure over the next five years, reflecting projected customer growth, system replacement, improvement and reinforcement projects and the development of additional gas storage facilities. NW Natural's utility construction expenditures are estimated to total between $500 million and $600 million over the five-year period 2003 through 2007, including an estimated $148 million in 2003.

      NW Natural continues to be one of the fastest growing gas utilities in the nation (see "Competition and Marketing," below). In 2002 NW Natural grew its customer base by more than 3 percent for the 16th year in a row, and in 2003 it expects to continue that trend with projected capital expenditures of $31 million for the addition of new customers.

      NW Natural will have significant capital requirements during the next five years for system replacement, improvement and reinforcement projects, including an estimated $36 million in 2003. These include requirements pursuant to new federal legislation as well as expenditures under NW Natural's ongoing pipeline safety program (see "Pipeline Safety," below).

      The planned extension of the pipeline from NW Natural's Mist gas storage field, designed to move more gas into growing portions of its service area (see "Gas Supply - Core Market Peaking Supply," "Interstate Gas Storage Services" and "Regulation and Rates," above) has an estimated total cost of $93 million, including $55 million in 2003. The project has a scheduled completion date in late 2004 or 2005, but the timeline for completion will depend, in part, on obtaining necessary permits and rights-of-way. Following two years of review of NW Natural's application, including extensive public involvement, the EFSC granted a permit for the project, with conditions, on March 13, 2003. The issuance of this permit potentially could be appealed under current law. NW Natural also must obtain easements and rights-of-way for the construction of the pipeline and may need to use condemnation proceedings to secure some of them.

      In support of its utility construction program in 2003 and 2004, NW Natural expects to experience enhanced cash flows due to income tax savings pursuant to the Job Creation and Worker Assistance Act of 2002 (the Assistance
Act). The Assistance Act allows an additional first-year tax deduction for depreciation equal to 30 percent of the adjusted basis of qualified property acquired after Sept. 10, 2001 and before Sept. 11, 2004. NW Natural expects its enhanced cash flows during the effective period of the Assistance Act to total between $25 million and $30 million.

Pipeline Safety
---------------

      NW Natural entered into a stipulation with the OPUC in 2001 for an enhanced pipeline safety program that includes an accelerated bare steel replacement program and a geo-hazard safety program. The bare steel replacement program accelerates the replacement of NW Natural's bare steel piping over 20 years instead of 40 years. The geo-hazard safety program includes the identification, assessment and remediation of risks to piping infrastructure created by landslides, washouts, earthquakes or similar occurrences. The stipulation allowed NW Natural to receive deferred accounting rate treatment commencing Oct. 1, 2002, for costs associated with the programs, expected to be approximately $1.5 million annually.

      In November 2002, Congress passed the Pipeline Safety Improvement Act of 2002 (Pipeline Safety Act) and the legislation was signed into law by President Bush in December 2002. The Pipeline Safety Act requires operators of gas transmission pipelines to identify lines located in High Consequence Areas
(HCAs) and develop Integrity Management Programs (IMPs) to periodically inspect the integrity of the pipelines and make repairs or replacements as necessary to ensure the ongoing integrity of the pipelines. The legislation requires NW Natural to complete inspection of the 50 percent highest risk pipelines located in its HCAs within the first five years, and the remaining covered pipelines within 10 years of the date of the enactment. The Pipeline Safety Act also requires re-inspections of the covered pipelines every seven years thereafter for the life of the pipelines. In January 2003, the U.S. Department of Transportation issued proposed rules that may impose additional requirements on pipeline operators that could result in shorter time periods for compliance and require additional capital investment by the Company. The cost of compliance with the legislation and rules is uncertain; however, NW Natural's IMP is expected to cost approximately $5 million to $10 million per year beginning in 2004, and more than $100 million over the next 10 years.

      The Pipeline Safety Act also applies to the 19-mile interstate natural gas pipeline that NW Natural operates and in which Financial Corporation owns a 10 percent interest.

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

      Overall, in 2002 NW Natural maintained its competitive price advantage compared to electricity in both the residential and commercial markets. Throughout 2002, natural gas rates continued to be lower than rates for electricity provided by the investor-owned utilities that serve approximately 75 percent of the homes in NW Natural's Oregon service area. NW Natural expects to maintain a price advantage compared to electricity provided by the investor-owned electric utilities in its service territory, in part because much of the electricity sold by these utilities is generated from natural gas. Although there was an increasing price advantage for gas compared to oil in the latter half of 2002, there were fewer residential conversions from heating oil to natural gas during all of 2002 than in most recent years. NW Natural believes oil conversions were lower in 2002 due to weaker economic conditions, higher and more volatile gas and oil commodity prices in the prior year, and a decline in the remaining inventory of potential oil conversion opportunities.

      The relatively low market saturation of natural gas in residential single-family and attached dwellings in NW Natural's service territory, estimated at 40 to 50 percent, together with the price advantage of natural gas compared with electricity and its operating convenience over fuel oil, provides the potential for continuing growth in the residential and commercial conversion markets. In 2002, 18,195 net residential customers (after subtracting disconnected or terminated services) were added, including 6,209 units of existing residential housing that were converted from oil or electric appliances to natural gas. Of the new heating conversions from other fuels, approximately 70 percent also converted to gas for water heating. In addition, 991 net commercial customers were connected in 2002. The net total of all new customers added in 2002, including a net reduction of 50 industrial sales and transportation customers, was 19,136. This constituted a growth rate of 3.5 percent, or about twice the national average for local gas distribution companies (LDCs) as reported by the American Gas Association.

      Due to weather that was about 2 percent warmer in 2002 than in 2001, and a decrease in weather-sensitive customer consumption due to commodity price-related rate increases in prior years and continuing conservation efforts, natural gas sales volumes to residential and commercial customers in 2002 were about 1 percent lower than in 2001. Temperatures in NW Natural's service territory in 2002, based on heating degree days, were about the same as the 20-year average.

      As a result of the deregulation and restructuring of the energy markets during the past decade, the natural gas industry, including producers, interstate pipelines and LDCs, has undergone many changes. These changes, which are continuing, are intended to promote competition where it is economically beneficial to consumers.

      Traditionally, LDCs have sold a "bundled" product that included both the natural gas commodity and delivery to the meter. However, beginning in the late 1980s, large industrial customers sought to achieve savings by procuring their own supplies of natural gas from producers and contracting with pipelines and LDCs for transportation to their facilities. On the other hand, NW Natural's ability to obtain competitively priced gas supplies has enabled it to retain its residential and small commercial customers as sales customers. Further deregulation of gas transportation may bring unbundled product offerings to a greater number of these customers, such that an increasing number of suppliers may actively compete for customers' gas commodity business. However, the final delivery of customer-owned gas will continue to be through regulated distribution systems such as the Company's system. NW Natural does not anticipate a material impact on its profitability from residential or small commercial unbundling.

      Competition to serve the industrial and large commercial market in the Pacific Northwest has been relatively steady since the early 1990s in terms of numbers and types of competitors. Competitors consist of gas marketers, oil/propane sellers and electric utilities. Wood-based fuels continue to lose market share in these markets primarily due to environmental concerns and restrictions.

      The OPUC and WUTC have approved transportation tariffs under which NW Natural may contract with customers to deliver customer-owned gas. Transportation tariffs are available to industrial customers and are priced at the Company's cost of providing transportation service. Generally, the Company is unaffected financially if industrial customers transport customer-owned gas rather than purchasing gas from NW Natural, as long as they remain on a tariff or contract with the same quality of service. However, industrial customers may select between firm and interruptible service, among other different levels or qualities of service, and these choices can positively or negatively affect margin revenue from such customers. The relative level and volatility of prices in the natural gas commodity markets and the availability of interstate pipeline capacity to ship customer-owned gas are among the primary factors that have caused some industrial customers to alternate between sales and transportation service or between higher and lower qualities of service.

      Total industrial throughput, including both sales and transportation of firm and interruptible gas, was 535 million therms in 2002, up 1 percent from 529 million therms in 2001. Favorable natural gas prices as compared to oil commodity prices and a need for industrial emissions compliance contributed to the increase in total industrial throughput for 2002. However, NW Natural's industrial base includes customers in the high-tech, forest products and other industries that are sensitive to economic conditions and were negatively affected by the weak economy in 2002. Electric price increases also have contributed to the closure of several aluminum and forest products mills and resulted in the loss of several thousand jobs and production cutbacks across a broad cross-section of process users of natural gas.

      The mix within NW Natural's industrial market between sales and transportation service was different in 2002 than in 2001. Industrial sales in 2002 were 89 million therms, representing 17 percent of total industrial deliveries, down from 143 million therms or 27 percent of total industrial deliveries in 2001. Most of the transfers from sales to transportation service occurred during the second quarter of 2002, when spot prices in the gas commodity market had declined to levels considerably lower than the weighted average cost of gas that was embedded in NW Natural's sales rates for the year.

      The mix within the industrial market between firm and interruptible service also was different, and less favorable, in 2002 than in 2001. Industrial deliveries under tariffs for firm service were 34 percent of total industrial deliveries in 2002, compared to 37 percent of total industrial deliveries in 2001. Due to the generally lower margins per therm on gas delivered under interruptible tariffs as compared to firm tariffs, total margin from firm industrial deliveries was down by 9 percent in 2002 and total margin from the combination of firm and interruptible deliveries was down by 6 percent. Some of the industrial customers that switched from sales to transportation service in 2002 also switched from firm to interruptible service, or from higher-margin to lower-margin interruptible service, at the same time.

      NW Natural and certain of its largest industrial customers have entered into negotiated transportation service agreements. These agreements are designed to provide transportation rates that are competitive with the customer's alternative capital and operating costs of installing direct connections to WGP's interstate pipeline system, "bypassing" NW Natural's gas distribution system. The agreements generally prohibit bypass during their terms. Due to the cost pressures that confront a number of NW Natural's largest customers that compete in global markets, bypass continues to be a threat. Although NW Natural does not expect a significant number of its large customers to bypass its system in the foreseeable future, it may experience further deterioration of margin associated with customers' transfers to contracts with pricing designed to be competitive with bypass.

      The Pacific Northwest historically has enjoyed some of the lowest electric rates in the nation, primarily due to the proximity of federal hydroelectric facilities. Due to a number of environmental, economic and political limitations on the future use of the hydroelectric infrastructure in the Pacific Northwest, as well as the supply and price dislocations that occurred in the electricity market in the West in 2000 and 2001, a few large gas-fired generation projects are currently in various stages of construction or development in the region. These projects, as well as projects for cogeneration or distributed generation of electricity, may present opportunities for NW Natural to serve new loads. The availability of interstate pipeline transportation capacity, gas storage capacity and economically priced gas supplies will play significant roles in the future development of generation projects.

      NW Natural signed agreements in 2001 to supply natural gas for electric generation to two customers, including a public utility district in Vancouver, Washington. Gas deliveries under these contracts were less than 1 million therms in 2002 compared to 6 million therms in 2001. Because most of the revenues from these contracts were fixed charges rather than volumetric charges, however, margin from the contracts totaled $4.5 million in 2002 and $4.3 million in 2001, equivalent to 11 cents a share in each year. These contracts expired on June 30, 2002.

      NW Natural is authorized by the OPUC to make upstream commodity sales when seasonal demand is low. This often allows NW Natural to compete effectively with independent gas marketers. Sixty-seven percent of the net revenues (gross revenues less the actual cost of gas) generated from these sales ($2.8 million in 2002) have been credited to Oregon core utility gas costs, with the balance benefiting shareholders.

Acquisition of Portland General Electric Company
------------------------------------------------

      In October 2001, the Company entered into a contract (the Stock Purchase Agreement) with Enron Corp. (Enron) providing for the acquisition by Northwest Energy of all of the issued and outstanding common stock of PGE, a wholly-owned subsidiary of Enron.

      In December 2001, Enron filed for reorganization under Chapter 11 of the United States Bankruptcy Code in U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). PGE has not filed for reorganization under Chapter 11.

      In May 2002, NW Natural and Enron entered into an agreement (the Termination Agreement) providing for the termination of the Stock Purchase Agreement. The termination of the Stock Purchase Agreement was effective on July 1, 2002, following the consent of the lenders from whom Enron had obtained debtor-in-possession financing and the entry of an order by the Bankruptcy Court approving the Termination Agreement. The Termination Agreement provided for mutual releases from any legal action associated with the Stock Purchase Agreement.

      The Company's results of operations for 2002 include a loss provision for the costs incurred in its efforts to acquire PGE from Enron, based on the Company's judgment that the acquisition is no longer probable. The charges amounted to $13.9 million, or $8.4 million after tax, equivalent to 33 cents a diluted share, representing NW Natural's transaction costs including financial advisory and legal fees, loan arrangement fees and other costs relating to the acquisition effort.

Environment
-----------

      NW Natural owns property that is the site of a former gas manufacturing plant that was closed in 1956 (the Gasco site). The Gasco site has been under investigation by NW Natural for environmental contamination under the Oregon Department of Environmental Quality's (ODEQ) Voluntary Clean-Up Program. NW Natural has recorded liabilities totaling $4.0 million for the estimated costs of investigation and interim remediation at the Gasco site, including consultants' fees, ODEQ oversight reimbursement and legal fees, of which $3.2 million had been spent as of Dec. 31, 2002.

      NW Natural previously owned property adjacent to the Gasco site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). In 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker site. NW Natural has completed the majority of the studies required under the ODEQ work plan and the agency is reviewing data generated by the studies. NW Natural has recorded a liability of $0.3 million for its estimated costs of the investigation and initial remediation on the Wacker site, of which $0.2 million had been spent as of Dec. 31, 2002.

      In 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5 mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Gasco site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site and notified the Company that it is a potentially responsible party. NW Natural recorded liabilities totaling $2.3 million between 2000 and 2002, of which $1.1 million had been spent as of Dec. 31, 2002. The amount of NW Natural's liability is based on estimates of the Company's share of the lower end of a range of probable liability for the costs of the Remedial Investigation/Feasibility Study for the Portland Harbor. Available information is insufficient to determine either the total amount of liability for investigation and remediation of the Portland Harbor or the higher end of a range for NW Natural's estimated share of that liability.

      The City of Portland has notified NW Natural that it is planning a sewer improvement project that would include excavation within the former site of a gas manufacturing plant (the Portland Gas site) that was owned and operated by a predecessor of the Company between 1860 and 1913. The preliminary assessment of this site performed by a consultant for the EPA in 1987 indicated that it could be assumed that by-product tars may have been disposed of on site. The report concluded, however, that it is likely that waste residues from the plant, if present on the site, were covered by deep fill during construction of the nearby seawall bordering the Willamette River and probably have stabilized due to physical and chemical processes. Neither the City of Portland nor the ODEQ has notified NW Natural whether a further investigation or potential remediation might be required on the site in connection with the sewer project. Available information is insufficient to determine either the total amount of liability or a probable range, if any, of potential liability.

      NW Natural has accrued all material loss contingencies relating to environmental matters which it believes to be probable of assertion and reasonably estimable. Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated. NW Natural expects that its costs of further investigation and remediation for which it may be responsible with respect to the Gasco site, the Wacker site, the Portland Harbor site and the Portland Gas site, if any, should be recoverable, in large part, from insurance. At Dec. 31, 2002, NW Natural had a $2.5 million receivable representing an estimate of the environmental costs NW Natural expects to recover from insurance, including $1.4 million that was recorded in 2000 for costs relating to the Gasco site and $1.1 million that was recorded in 2002 for costs relating to the Portland Harbor site. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

Employees
---------

      At Dec. 31, 2002, NW Natural had 1,261 employees, of which 879 were members of the Office and Professional Employees International Union, Local No.
11. These union employees are working under a seven-year Joint Accord labor agreement covering wages, benefits and working conditions that will expire on March 31, 2004.

Available Information
---------------------

      The Company files annual, quarterly and special reports and other information with the Securities and Exchange Commission (SEC). The Company makes available on its website (http://www.nwnatural.com), free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition, copies of these documents may be requested, at no cost, by writing or calling Shareholder Services, Northwest Natural Gas Company, One Pacific Square, 220 N.W. Second Avenue, Portland, Oregon 97209, telephone 503-226-4211.

ITEM 2.  PROPERTIES

      NW Natural's natural gas distribution system consists of approximately 12,266 miles of distribution and transmission mains. In addition, the distribution system includes service pipes, meters and regulators, and gas regulating and metering stations. The mains and feeder lines are located in municipal streets or alleys pursuant to valid franchise or occupation ordinances, in county roads or state highways pursuant to valid agreements or permits granted pursuant to statute, or on lands of others pursuant to valid easements obtained from the owners of such lands. NW Natural also holds all necessary permits for the crossing of the Willamette River and a number of smaller rivers by its mains.

      NW Natural owns service facilities in Portland, as well as various satellite service centers, garages, warehouses and other buildings necessary and useful in the conduct of its business. It leases office space in Portland for its corporate headquarters. District offices are maintained on owned or leased premises at convenient points in the distribution system. NW Natural owns LNG facilities in Portland and near Newport, Oregon.

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

ITEM 3.  LEGAL PROCEEDINGS

Litigation
----------

      In November 2001, NW Natural commenced a lawsuit, Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et. al. (United States District Court for the District of Oregon, Case No. CV 01-1620 HU), alleging that the defendants violated obligations regarding the use and disclosure of confidential information and used such information to solicit and secure underground gas storage leases in areas of interest to the Company. Among other remedies, the Company seeks to have a constructive trust imposed on such leases and to require the defendants to assign their interest in such leases to the Company.

      The defendants in this case have asserted counterclaims against the Company alleging that by asserting that the defendants have misused confidential information, the Company improperly interfered with the defendants' business opportunities. The assertions include claims for violation of antitrust laws for which the defendants seek $15 million in damages, trebled, plus punitive damages and attorneys' fees. The Company believes these counterclaims are without merit. The litigation is currently in the discovery stage.

      From time to time the Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operations or cash flows.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended Dec. 31, 2002.

ADDITIONAL ITEMS

EXECUTIVE OFFICERS OF THE REGISTRANT

                             Age at
        Name           December 31, 2002    Positions held during last five years
        ----           -----------------    -------------------------------------

Richard G. Reiten              63           Chairman (2000-  ); Chief Executive Officer
                                               (1997-02); President (1996-01); Chief
                                               Operating Officer (1996).

Mark S. Dodson                 57           President and Chief Executive Officer
                                               (2003-  ); President, Chief Operating
                                               Officer and General Counsel (2001-02);
                                               Senior Vice President, Public Affairs
                                               and General Counsel (1998-01); Senior
                                               Vice President (1997); Partner, Ater
                                               Wynne Hewitt Dodson & Skerritt LLP
                                               (1981-97).

Michael S. McCoy               59           Executive Vice President, Customer and
                                               Utility Operations (2000-  ); Senior
                                               Vice President, Customer and Utility
                                               Operations (1999-00); Senior Vice
                                               President, Customer Services (1992-99).

Bruce R. DeBolt                55           Senior Vice President, Finance, and Chief
                                               Financial Officer (1990-  ).

Gregg S. Kantor                45           Senior Vice President, Public and
                                               Regulatory Affairs (2003-  );
                                               Vice President, Public Affairs
                                               and Communications (1998-02);
                                               Director, Public Affairs and
                                               Communications (1996-97).

Beth A. Ugoretz                47           Senior Vice President and General Counsel
                                               (2003-  ); Executive Vice President,
                                               Kindercare Learning Centers, Inc.
                                               (1997-00); Senior Vice President,
                                               General Counsel and Secretary, Red Lions
                                               Hotels, Inc. (1993-96).

Lea Anne Doolittle             47           Vice President, Human Resources (2000-   );
                                               Director of Compensation (1993-2000),
                                               PacifiCorp.

Stephen P. Feltz               47           Treasurer and Controller (1999-  );
                                               Assistant Treasurer (1996-99); Manager,
                                               General Accounting (1996-99).

Richelle T. Luther             34           Assistant Secretary (2002-  ); Associate,
                                               Stoel Rives, LLP (1997-02).

C. J. Rue                      57           Secretary (1982-  ); Assistant Treasurer
                                               (1987-  ).



     Each executive officer serves successive annual terms; present terms end May 22, 2003. There are no family relationships among the Company's executive officers.

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

      On Feb. 27, 2003, the Audit Committee affirmed its procedure for the pre-approval of fees for non-audit related services and pre-approved the fees described above to be provided in 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      (A) NW Natural's common stock is listed and trades on the New York Stock Exchange under the symbol "NWN."

      The quarterly high and low trades for NW Natural's common stock during the past two years were as follows:

                                        2002                        2001
                                   ---------------             ---------------
Quarter Ended                       High    Low                 High    Low
------------------------------------------------------------------------------
March 31                          $28.50    $24.20            $26.69    $23.05

June 30                            30.30     27.60             25.25     21.65

September 30                       30.20     23.46             25.85     22.39

December 31                        30.70     25.50             26.30     22.00

      The closing quotation for the common stock on Dec. 31, 2002 was $27.06. The closing quotation on Dec. 31, 2001 was $25.50.

      (B) As of Dec. 31, 2002, there were 10,026 holders of record of the Company's common stock.

      (C) NW Natural has paid quarterly dividends on its common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments have increased each year since 1956. Dividends per share paid during the past two years were as follows:

            Payment Date                2002           2001
            ------------               ------         ------
            February 15                $0.315         $0.310
            May 15                     $0.315         $0.310
            August 15                  $0.315         $0.310
            November 15                $0.315         $0.315
                                       ------         ------
            Total per share            $1.260         $1.245

      It is the intention of the Board of Directors to continue to pay cash dividends on the Company's common stock on a quarterly basis. However, future dividends will be dependent upon NW Natural's earnings, its financial condition and other factors.

      NW Natural's Dividend Reinvestment and Stock Purchase Plan permits registered owners of common stock to reinvest all or a portion of their quarterly dividends in additional shares of NW Natural's common stock at the current market price. Shareholders also may invest cash on a monthly basis, up to $50,000 per calendar year, in additional shares at the current market price. During 2002, dividend reinvestments and optional cash investments under the Plan aggregated $4.4 million and resulted in the issuance of 157,288 shares of common stock. During the 25 years the Plan has been available, the Company has issued and sold 4,318,598 shares of common stock which produced $93.1 million in additional capital.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data concerning the Company's operations and financial condition.

                                                 2002             2001             2000             1999             1998
                                             ----------        ----------       ----------        ----------       ----------
Thousands, except per share amounts
-----------------------------------
Sales revenues:
   Residential                               $  354,735        $  329,905       $  280,642        $  242,952       $  205,388
   Commercial                                   201,475           190,236          159,660           139,425          117,889
   Industrial - firm                             42,965            49,662           37,378            35,857           34,303
   Industrial - interruptible                    15,937            34,283           23,483            17,182           15,337
   Unbilled revenues                            (12,702)           13,774           12,661            (2,671)           8,314
                                             ----------        ----------       ----------        ----------       ----------
        Total gas sales revenues                602,410           617,860          513,824           432,745          381,231

   Transportation                                26,020            20,637           21,491            21,351           19,958
   Other                                          4,018            (2,325)          (3,976)            1,194            2,617
                                             ----------        ----------       ----------        ----------       ----------
        Total utility operating revenues        632,448           636,172          531,339           455,290          403,806
Cost of gas                                     353,034           364,699          273,978           212,021          173,242
                                             ----------        ----------       ----------        ----------       ----------
        Net utility operating revenues          279,414           271,473          257,361           243,269          230,564
        Net non-utility operating revenues        8,130             4,538              589               368              402
                                             ----------        ----------       ----------        ----------       ----------
   Net operating revenues                    $  287,544        $  276,011       $  257,950        $  243,637       $  230,966
                                             ==========        ==========       ==========        ==========       ==========

Net income                                   $   43,792        $   50,187       $   50,224        $   45,296       $   27,301
   Preferred and preference redeemable
   stock dividend requirements                    2,280             2,401            2,456             2,515            2,577
                                             ----------        ----------       ----------        ----------       ----------
Earnings applicable to common stock          $   41,512        $   47,786       $   47,768        $   42,781       $   24,724
                                             ==========        ==========       ==========        ==========       ==========
Average common shares outstanding                25,431            25,159           25,183            24,976           24,233
                                             ==========        ==========       ==========        ==========       ==========

Basic earnings per share of common stock     $     1.63        $     1.90       $     1.90        $     1.71       $     1.02
                                             ==========        ==========       ==========        ==========       ==========

Diluted earnings per share of common stock   $     1.62        $     1.88       $     1.88        $     1.70       $     1.02
                                             ==========        ==========       ==========        ==========       ==========

Dividends per share of common stock          $     1.26        $    1.245       $     1.24        $    1.225       $     1.22
                                             ==========        ==========       ==========        ==========       ==========

Total assets - at end of period              $1,342,791        $1,435,022       $1,278,713        $1,244,423       $1,191,736
                                             ==========        ==========       ==========        ==========       ==========

Ratio of earnings to fixed charges*                2.85              3.14             3.14              3.12             2.20
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

                                                 2002             2001             2000             1999             1998
                                             ----------        ----------       ----------        ----------       ----------
Thousands, except customer and gas cost
per therm data
---------------------------------------
Capitalization - at end of period:
   Common stock equity                       $  483,103        $  468,161       $  452,309        $  429,596       $  412,404
   Redeemable preference stock                        -            25,000           25,000            25,000           25,000
   Redeemable preferred stock                     8,250             9,000            9,750            10,564           11,499
   Long-term debt                               445,945           378,377          400,790           396,379          366,738
                                             ----------        ----------       ----------        ----------       ----------
      Total capitalization                   $  937,298        $  880,538       $  887,849           861,539       $  815,641
                                             ==========        ==========       ==========        ==========       ==========

Gas sales and transportation deliveries (000 therms):
   Residential                                  357,091           350,065          356,375           352,969          315,686
   Commercial                                   240,155           242,293          250,380           252,382          229,124
   Industrial - firm                             63,215            79,778           76,559            84,630           87,275
   Industrial - interruptible                    26,241            63,597           56,632            52,938           51,521
   Unbilled therms                               (6,617)            1,771            8,691            (9,343)           8,645
                                             ----------        ----------       ----------        ----------       ----------
      Total gas sales                           680,085           737,504         748,637            733,576          692,251
   Transportation                               445,999           385,783          431,136           480,570          446,165
                                             ----------        ----------       ----------        ----------       ----------
      Total volumes delivered                 1,126,084         1,123,287        1,179,773         1,214,146        1,138,416
                                             ==========        ==========       ==========        ==========       ==========

Customers (average for period):
   Residential                                  492,871           474,373          456,449           435,959          413,714
   Commercial                                    55,416            54,628           53,617            52,029           50,469
   Industrial - firm                                350               377              375               396              404
   Industrial - interruptible                        74               141              118               118              114
   Transportation                                   190               111              125               127              122
                                             ----------        ----------       ----------        ----------       ----------
      Total customers                           548,901           529,630          510,684           488,629          464,823
                                             ==========        ==========       ==========        ==========       ==========

Customer statistics:
   Heat requirements**
      Actual degree days                          4,232             4,325            4,418             4,256            4,011
      20-year average degree days                 4,216             4,202            4,197             4,193            4,234
   Average annual use per customer in therms:
      Residential                                   725               738              781               810              749
      Commercial                                  4,334             4,435            4,670             4,851            4,540

Gas purchased cost per therm - net (cents)        51.07             47.19            37.68             27.85            25.09


** A degree day is the measure of the coldness of the weather experienced based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            The following is management's assessment of Northwest Natural Gas Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three years ended Dec. 31, 2002. References in this discussion to "Notes" are to the notes to the consolidated financial statements.

            The consolidated financial statements include:

            Regulated utility:

                  Northwest Natural Gas Company (NW Natural)
            Non-regulated wholly-owned subsidiary businesses:
                  NNG Financial Corporation (Financial Corporation),
                    and its wholly-owned subsidiaries
                  Northwest Energy Corporation (Northwest Energy),
                    and its wholly-owned subsidiary
            Non-regulated majority-owned subsidiary business:
                  Canor Energy Ltd. (Canor), sold in 2000

            Together these businesses are referred to herein as the "Company" (see "Non-utility Operations," below, and Note 2).

Highlights
----------

            Among its accomplishments in 2002, the Company:

       o grew the utility customer base by more than 3 percent for the 16th year in a row, adding 19,136 customers to NW Natural's gas distribution system during the year;

       o exceeded the prior year's customer additions from residential and commercial conversions and residential new construction, despite weaker economic conditions;

       o reduced rates for NW Natural's customers in Oregon and Washington due to lower purchased gas costs, and refunded $33 million to customers from its savings on gas purchases in the past year;

       o expanded service in the interstate market for gas storage services, increasing earnings from this business segment from 8 cents a share in 2001 to 14 cents a share in 2002;

       o    received approval from the Oregon Public Utility Commission
            (OPUC) for rate adjustments and a partial decoupling mechanism that will help stabilize margin revenues while better aligning NW Natural's financial interests with customers' interests in conserving energy;

       o tested and successfully qualified, under a federally-mandated Operator Qualification rule, all 695 NW Natural employees who work on natural gas pipelines;

       o elected to terminate the October 2001 contract to acquire Portland General Electric Company (PGE) in light of the risks associated with the bankruptcy of PGE's parent company, Enron Corp. (Enron); and

       o paid dividends on common stock of $1.26 a share, making 2002 the 47th consecutive year in which the Company's dividend payments have increased.

Issues and Challenges
---------------------

            Issues and challenges the Company expects to face in 2003, as discussed below, include the effects and uncertainties relating to a general rate case in Oregon, volatile gas commodity prices, unusually warm temperatures in the winter of 2002-03, continuing weak economic conditions in Oregon and Washington, higher costs for pensions, health benefits and insurance, uncertainties relating to the permits and rights-of-way necessary for the planned extension of the pipeline from NW Natural's Mist gas storage field, and higher capital and maintenance costs due to federal mandates in the area of pipeline integrity.

Earnings and Dividends
----------------------

            The Company's earnings applicable to common stock in 2002 were $41.5 million, down from $47.8 million in both 2001 and 2000. Earnings for 2002 were reduced by a loss provision of $8.4 million after tax, representing the Company's costs incurred in its effort to acquire PGE from Enron.

            Diluted earnings per share from consolidated operations were $1.62 a share in 2002, down from $1.88 a share in both 2001 and 2000. Excluding the charges relating to the acquisition effort, diluted earnings per share from consolidated operations in 2002 would have been $1.95 a share. Earnings for 2001 and 2000 were the highest and second highest on record for the Company. Earnings in 2000 included a gain of 9 cents a share from the sale of Canor.

            NW Natural earned $1.76 a diluted share from gas utility operations in 2002, the same as the result from utility operations in 2001, compared to $1.78 a share in 2000. Weather conditions in its service territory in 2002 were very close to average for the year as a whole but were 2 percent warmer than 2001. Temperatures in 2001 were 2 percent warmer than 2000 and 3 percent colder than the 20-year average. Weather in 2000 was 5 percent colder than the 20-year average.

            Results in 2002 from the Company's non-utility operations were a loss of 14 cents a share, including earnings of 14 cents a share from gas storage operations, charges equivalent to 33 cents a share relating to the effort to purchase PGE, and earnings of 5 cents a share from other subsidiary and non-utility operations. The charges relating to the PGE transaction resulted from the termination effective July 1, 2002 of the Company's contract to purchase PGE. Non-utility operating results for 2001 were earnings of 12 cents a share, including 8 cents a share from gas storage operations. Non-utility operating results for 2000 were earnings of 10 cents a share, including a gain of 9 cents a share from the sale of Canor (see "Non-utility Operations," below).

            Dividends paid on common stock were $1.26 a share in 2002 compared to $1.245 a share in 2001 and $1.24 a share in 2000.

Application of Critical Accounting Policies
-------------------------------------------

            In preparing the Company's financial statements using generally accepted accounting principles in the United States of America (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those which are most important to the representation of the Company's financial condition and results of operations and which require management's most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or using different assumptions. The Company's critical accounting policies are described below. Other significant accounting policies and recent accounting pronouncements are discussed in Note 1.

      Regulatory Accounting
      ---------------------

            NW Natural generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," require different accounting treatment for regulated companies to show the effects of regulation. For example, in setting NW Natural's retail rates, the OPUC may not allow NW Natural to charge its customers currently to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, SFAS No. 71 requires NW Natural to defer these items and show them as regulatory assets on the balance sheet until NW Natural is allowed to charge its customers. NW Natural then amortizes these items as expense to the income statement as the charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

            The conditions a regulated company must satisfy to apply the accounting policies and practices of SFAS No. 71 include:

       o    an independent regulator sets rates;
       o the regulator sets the rates to cover specific costs of delivering service; and
       o the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

            NW Natural applies SFAS No. 71 in accounting for its regulated operations. The Company periodically assesses whether it can continue to apply SFAS No. 71. If NW Natural should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the criteria for continued application of SFAS No. 71, then it would be required to write off the net unrecoverable balances of its regulatory assets and liabilities as a charge to income.

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

            Revenues from non-utility services, including gas storage, are recognized upon delivery of the service to customers. Revenues from non-utility optimization contracts are recognized, after deducting for regulatory revenue sharing, over the life of the contract for amounts guaranteed under the contract, or as amounts are earned and reasonably estimable for amounts above the guaranteed value.

      Accounting for Derivative Instruments and Hedging Activities
      ------------------------------------------------------------

            The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on Jan. 1, 2001. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 also requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met.

            NW Natural's Derivatives Policy sets forth the guidelines for using selected financial derivative products to support prudent risk management strategies within designated parameters (see Note 1). NW Natural's primary hedging activities, consisting of natural gas commodity price and foreign currency exchange rate hedges, are principally accounted for as cash flow hedges under SFAS No. 133 and subject to regulatory deferral pursuant to SFAS No. 71. Unrealized gains and losses from mark-to-market valuations of these contracts are not recognized in current income but are reported as non-trading derivative assets or liabilities and offset by a corresponding deferred account balance included under "Regulatory liabilities" or "Regulatory assets."

            At Dec. 31, 2002, NW Natural had derivatives outstanding covering its exposures to commodity and foreign currency prices (see Note 11). The fair value of the hedge derivatives outstanding on that date was a net gain of $12.4 million, compared to a net loss of $111.9 million at Dec. 31, 2001. NW Natural had two natural gas price swap contracts extending beyond Dec. 31, 2003, but none extends beyond Oct. 31, 2004. None of the natural gas call option contracts extends beyond March 31, 2003.

            In 2002, NW Natural recorded net losses from commodity swap and call option contracts of $75.5 million, compared to net gains of $57.6 million and $56.2 million during 2001 and 2000, respectively. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas and are included in the calculation of annual Purchased Gas Adjustment (PGA) rate changes. The gain or loss on all foreign currency forward purchase contracts relating to gas purchase obligations is included in NW Natural's cost of gas.

            The fair value of derivative instruments at Dec. 31, 2002 and 2001 was determined using estimated or quoted market prices for the periods covered by the contracts. Market prices for the natural gas swap and call option contracts were obtained from external sources. These third-party valuations are reviewed for reasonableness by the Company using fair value calculations for other contracts with similar terms and conditions. The market prices for the foreign currency forward contracts are based on currency exchange rates quoted by The Bank of Canada.

      Accounting for Pensions
      -----------------------

            NW Natural has two qualified non-contributory defined benefit pension plans that cover all regular employees with more than one year of service. These plans are funded through a trust dedicated to providing the benefits. Net periodic pension costs are determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions" (see "Financial Condition - Pension Cost (Income) and Funding Status," below). NW Natural's pension cost consists of service costs, interest costs, the amortization of actuarial gains and losses, and expected long-term returns on plan assets, and is based in part on a market-related valuation of assets. Variances between actual investment gains or losses and expected returns on plan assets are recognized over a three-year period from the year in which they occur, thereby reducing year-to-year volatility.

            NW Natural's accumulated benefit obligation, the fair value of plan assets and the amount of annual pension cost are calculated based on a number of actuarial assumptions including an expected long-term return on plan assets, assumed rates of compensation increase and a discount rate (see Note 7). In developing these assumptions, NW Natural evaluates input from its actuaries as well as information available from the securities markets. The actuarial assumptions are evaluated annually and adjusted as necessary.

            Based on information from its actuaries and investment advisors, NW Natural reduced its expected long-term return on plan assets from 9 percent to 8 percent, and reduced the discount rate used in calculating benefit obligations from 7.25 percent to 6.75 percent, both effective as of Jan. 1, 2003. Had these assumptions been in effect a year earlier, NW Natural would have recorded net periodic pension cost of $2.2 million for the year, rather than pension income of $0.1 million, and the Company's net income would have been lower by $0.8 million.

      Contingencies
      -------------

            The Company records loss contingencies when it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. Estimating probable losses requires analysis of uncertainties that often depend upon judgments about potential actions by third parties. In the normal course of business, NW Natural records accruals for loss contingencies including allowances for uncollectible accounts receivable, environmental claims and property damage and personal injury claims. NW Natural records receivables for anticipated recoveries under insurance contracts when recovery is probable.

Results of Operations
---------------------

      Regulatory Matters
      ------------------

            NW Natural provides gas utility service in Oregon and Washington, with Oregon representing over 90 percent of its revenues. Future earnings and cash flows from utility operations will be determined largely by the pace of continued growth in the residential and commercial markets and by the ability to remain price competitive in the large industrial market, to control expenses, and to obtain reasonable and timely regulatory ratemaking treatment for investments made in utility plant.

            NW Natural's most recent general rate increase in Oregon, which was effective Dec. 1, 1999, authorized rates designed to produce a return on common shareholders' equity (ROE) of 10.25 percent. The OPUC approved a revenue increase of $0.2 million per year, or 0.1 percent of Oregon revenues.

            On Nov. 29, 2002, NW Natural filed a new general rate case in Oregon. The filing proposes a revenue increase of $38 million per year from Oregon operations through rate increases averaging 6.8 percent. If the increase were approved as proposed, residential customer rates would increase by 8.9 percent and commercial rates by 4.6 percent; there would be no changes for industrial firm or interruptible customer rates. The proposed rates are designed to produce an ROE of 11.3 percent and to recover increases in NW Natural's cost of service including the costs of complying with new federal regulations regarding pipeline safety and integrity; expanding the Company's underground storage facilities to meet customer growth; commencing service to Coos County, Oregon; improving customer service; and providing for system security, insurance coverage and employee benefits. The schedule for the case provides for settlement conferences in March 2003, the filing of OPUC staff and intervenor testimony in late April, hearings in August and a decision by the OPUC determining new rates by Oct. 1. The Company is unable to determine the extent to which its proposals will be accepted by the OPUC.

            In October 2000, the Washington Utilities and Transportation Commission (WUTC) authorized a general rate increase totaling $4.3 million per year, or 12.1 percent. The first $3.0 million per year of the revenue increase, relating to costs allocated to Washington under a cost allocation study approved by the WUTC and the OPUC, was effective on Nov. 1, 2000. The remaining increase of $1.3 million per year was effective on Oct. 1, 2001. The WUTC authorized and based rates on an ROE of 10.8 percent.

            NW Natural applies rate changes each year under the PGA mechanisms in its tariffs in Oregon and Washington. The rate increases or decreases reflect changes in the costs of natural gas commodity purchased under contracts with gas producers (see "Comparison of Gas Operations - Cost of Gas," below), the application of temporary rate adjustments to amortize balances in regulatory asset or liability accounts and the removal of temporary rate adjustments effective the previous year. In 2002, the OPUC approved rate decreases averaging 14 percent for NW Natural's Oregon sales customers and the WUTC approved rate decreases averaging 25 percent for NW Natural's Washington sales customers, both effective on Oct. 1, 2002. In 2001, the OPUC approved rate increases averaging 22 percent for Oregon sales customers and the WUTC approved rate increases averaging 21 percent for Washington sales customers, both effective on Oct. 1, 2001. In 2000, the OPUC approved rate increases averaging 23 percent for Oregon sales customers effective on Oct. 1, 2000 and the WUTC approved rate increases averaging 23 percent for Washington sales customers effective on Aug. 1, 2000.

            In an order issued in 1999, the OPUC formalized a process that tests for excessive earnings in connection with gas utilities' annual filings under their PGA mechanisms. The OPUC confirmed NW Natural's ability to pass through 100 percent of its prudently incurred gas costs into rates. Under this order, NW Natural is authorized to retain all of its earnings up to a threshold level equal to its authorized ROE plus 300 basis points. One-third of any earnings above that level will be refunded to customers. The excess earnings threshold is subject to adjustment up or down each year depending on movements in interest rates. There were no amounts identified in this process for refund to customers with respect to NW Natural's earnings results in 2000 or 2001. NW Natural does not expect there will be amounts identified for refund with respect to its earnings in 2002, which will be reviewed by the OPUC in the second quarter of 2003.

            In 2002, the OPUC approved a settlement in a proceeding NW Natural initiated in 2001 with a goal of stabilizing margin revenues in the face of above- or below-normal consumption patterns. NW Natural believes that reductions in recent years in its customers' gas consumptions per degree day (see "Comparison of Gas Operations - Residential and Commercial," below) were caused by increases in the cost of purchased gas that were passed on to customers as rate increases, and to efforts throughout the region to conserve energy. NW Natural estimates that lower average consumptions per degree day reduced margin from residential and commercial sales by $11 million, equivalent to 26 cents a share, in 2001, and by $10.7 million, equivalent to 25 cents a share, in the first nine months of 2002. Pursuant to the settlement, the OPUC authorized a mechanism for rate changes relating to the impact of price elasticity, starting with small increases to residential and commercial rates that became effective on Oct. 1, 2002. These rate changes contributed an estimated $3.5 million of margin during the fourth quarter of 2002, equivalent to 8 cents a share.

            Also under the settlement, the OPUC authorized NW Natural to implement a partial decoupling mechanism effective Oct. 1, 2002. Decoupling mechanisms are used to break the link between a utility's earnings and the energy consumed by its customers so the utility does not have an incentive to discourage customers' conservation efforts. The decoupling mechanism works by adding margin revenues during periods when customer consumptions are lower than baseline consumption or by deducting margin revenues when consumptions are higher than the baseline. Under the partial decoupling mechanism, NW Natural uses a balancing account to defer and subsequently amortize 90 percent of the margin differentials between baseline usage by its residential and commercial customers and weather-normalized actual usage by these customers. The deferred amounts are treated as adjustments to be refunded or collected in future periods. Baseline consumption is based on current customer consumption patterns, adjusted for consumptions resulting from new customers. NW Natural continues to bear the risk of weather-related variations in customer usage. The partial decoupling mechanism will expire at the end of September 2005 unless the OPUC approves an extension based on the results of an independent study to measure the mechanism's effectiveness.

            Also under the settlement, NW Natural agreed to adopt certain service quality measures that establish the Company's performance goal for minimizing complaints by customers where the Company is determined to be at fault. If NW Natural exceeds the prescribed level of at-fault complaints, it will be subject to penalties.

      Comparison of Gas Operations
      ----------------------------

            The following table summarizes the composition of gas utility volumes and revenues for the three years ended Dec. 31:



(Thousands, except customers and degree days)                   2002                 2001              2000
------------------------------------------------------------------------------------------------------------------

Utility Gas Sales and Transportation Volumes - Therms:
------------------------------------------------------
Residential and commercial sales                           597,246             592,358             606,755
Unbilled volumes                                            (6,617)              1,771               8,691
                                                        ----------          ----------          ----------
   Weather-sensitive volumes                               590,629     52%     594,129     53%     615,446    52%
Industrial firm sales                                       63,215      6%      79,778      7%      76,559     6%
Industrial interruptible sales                              26,241      2%      63,597      6%      56,632     5%
                                                        ----------    ---   ----------    ---   ----------   ---
   Total gas sales                                         680,085     60%     737,504     66%     748,637    63%

Transportation deliveries                                  445,999     40%     385,783     34%     431,136    37%
                                                        ----------    ---   ----------    ---   ----------   ---
     Total volumes sold and delivered                    1,126,084    100%   1,123,287    100%   1,179,773   100%
                                                        ==========    ===   ==========    ===   ==========   ===


Utility Operating Revenues - Dollars:
-------------------------------------

Residential and commercial sales                        $  556,210          $  520,141          $  440,302
Unbilled revenues                                          (12,702)             13,774              12,661
                                                        ----------          ----------          ----------
   Weather-sensitive revenues                              543,508     86%     533,915     84%     452,963    85%
Industrial firm sales                                       42,965      7%      49,662      8%      37,378     7%
Industrial interruptible sales                              15,937      2%      34,283      5%      23,483     5%
                                                        ----------    ---   ----------    ---   ----------   ---
   Total gas sales                                         602,410     95%     617,860     97%     513,824    97%
Transportation revenues                                     26,020      4%      20,637      3%      21,491     4%
Other revenues                                               4,018      1%      (2,325)     -       (3,976)   (1%)
                                                        ----------    ---   ----------    ---   ----------   ---
     Total utility operating revenues                   $  632,448    100%  $  636,172    100%  $  531,339   100%
                                                        ==========    ===   ==========    ===   ==========   ===
Cost of gas sold                                        $  353,034          $  364,699          $  273,978
                                                        ==========          ==========          ==========
Net operating revenues (utility margin)                 $  279,414          $  271,473          $  257,361
                                                        ==========          ==========          ==========
Total number of customers (end of period)                  560,067             540,931             523,406
                                                        ==========          ==========          ==========
Actual degree days                                           4,232               4,325               4,418
                                                        ==========          ==========          ==========
20-year average degree days                                  4,216               4,202               4,197
                                                        ==========          ==========          ==========



            NW Natural refunded deferred gas cost savings to its Oregon customers through billing credits in June 2002. The refunds were the customers' 67 percent portion of gas cost savings realized between October 2001 and March 2002, which had been deferred, with interest, pursuant to NW Natural's PGA tariff in Oregon (see "Cost of Gas," below). The refunds reduced total gas sales and total utility operating revenues for 2002 by $30.2 million and cost of gas sold by $29.5 million. The refunds also reduced utility margin by about $0.9 million, but this amount was largely offset by corresponding reductions in franchise tax expense and uncollectible expense with the result that the effect of the refunds on net income was negligible.

            Residential and Commercial
            --------------------------

            NW Natural continued to grow its customer base, with 19,136 customers added during 2002. This represents a growth rate of 3.5 percent, compared to 3.3 percent in 2001 and 4.4 percent in 2000. In the three years ended Dec. 31, 2002, more than 58,000 customers were added to the system, representing an average annual growth rate of 3.9 percent.

            Typically, 80 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods affect volumes of gas sold to these customers.

            Weather conditions in 2002 were very close to average for the year. Temperatures were 3 percent colder than average in 2001 and 5 percent colder than average in 2000. Weather in 2002 was 2 percent warmer than 2001 and 2001 was 2 percent warmer than 2000. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days.

            The volumes of gas sold to residential and commercial customers were 1 percent lower in 2002 than in 2001 and 3 percent lower in 2001 than in 2000, reflecting warmer weather as well as lower consumption patterns by customers due to higher gas commodity prices included in rates in previous years. Effective Oct. 1, 2002, the Company implemented rate increases designed to recover the margin lost due to the changes in consumption patterns. Excluding the impact of the refunds to Oregon customers during 2002, related revenues increased $40 million, or 7 percent, primarily due to PGA tariff rate increases effective Oct. 1, 2001 (see "Regulatory Matters," above). Revenue from residential and commercial customers was 18 percent higher in 2001 than in 2000 due to rate increases effective in 2000 and 2001.

            In order to match revenues with related purchased gas costs, NW Natural records unbilled revenues for gas delivered and sold to customers, but not yet billed, through the end of the period. Amounts reported as unbilled revenues reflect the increase or decrease in the balance of unbilled revenues over the prior year-end. Weather conditions, rate changes and customer billing dates from one period to the next affect year-end balances.

            Industrial Sales, Transportation and Other Revenues
            ---------------------------------------------------

            The following table summarizes the delivered volumes and margin by market segment in the industrial market:


            (Thousands)                                                 2002          2001          2000
            -------------------------------------------------------------------------------------------------

            Delivered volumes by market segment (therms):
            ---------------------------------------------
            Electric generation                                          3,400        42,867          3,798
            Industrial sales and transportation                        531,195       486,116        560,675
                                                                   ------------  ------------  -------------
               Total volumes                                           534,595       528,983        564,473
                                                                   ============  ============  =============

            Margin by market segment (dollars):
            -----------------------------------
            Electric generation                                    $     4,584   $     4,721   $         71
            Industrial sales and transportation                         40,666        43,251         46,683
                                                                   ------------  ------------  -------------
               Total margin                                        $    45,250   $    47,972   $     46,754
                                                                   ============  ============  =============

            Total volumes delivered to industrial and electric generation customers were 1 percent higher in 2002 than in 2001 and 6 percent lower in 2001 than in 2000. Combined margins from these customers were 6 percent lower in 2002 than in 2001 and 3 percent higher in 2001 than in 2000.

            Excluding electric generation customers, volumes delivered to end-use industrial sales and transportation customers were 9 percent higher in 2002 than in 2001 and 13 percent lower in 2001 than in 2000. Margin from these customers was 6 percent lower in 2002 than in 2001 and 7 percent lower in 2001 than in 2000. The decline in margin from these customers was due to migrations of some industrial customers from higher margin firm service to lower margin interruptible service and to plant shut-downs or cut-backs in the manufacturing sector because of economic conditions.

            In the electric generation market segment, margin was $4.6 million and $4.7 million in 2002 and 2001, respectively, equivalent to 11 cents a share in each year. More than 90 percent of the margin but only about 14 percent of the gas deliveries in each of these years was from two customers that were served under contracts that went into effect in the second half of 2001 and expired at the end of the second quarter of 2002. Most of the margin from these contracts was from fixed charges. A third electric generation customer used 3.0 million therms in 2002, 36.8 million therms in 2001 and 3.8 million therms in 2000 under contracts with low volumetric charges. Margin in the electric generation market segment in 2000 was negligible.

            Other revenues include amortizations of regulatory accounts and miscellaneous fee income. In 2002, other revenues increased net utility operating revenues by $4.0 million. Other revenues in 2002 included customer late payment and collection fees ($3.1 million), amortizations of regulatory accounts covering customer consumption under NW Natural's decoupling mechanism ($1.7 million) (see "Regulatory Matters," above), miscellaneous revenues ($1.6 million) and refunds due to sharing of income from interstate gas storage services ($1.2 million), partially offset by amortizations from regulatory accounts covering conservation programs ($2.1 million) and Year 2000 costs ($1.5 million).

            In 2001, other revenues reduced net utility operating revenues by $2.3 million. Other revenues in 2001 included expense amortizations of regulatory accounts covering conservation programs ($4.9 million), Year 2000 costs ($1.2 million) and property taxes ($0.2 million), partially offset by revenues from customer late payment and collection fees ($2.9 million) and miscellaneous revenues ($1.3 million).

            Cost of Gas
            -----------

            The cost per therm of gas sold was 5 percent higher in 2002 than in 2001 and 35 percent higher in 2001 than in 2000. The cost per therm of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, margin from off-system gas sales, demand cost equalization, regulatory deferrals and company use.

            Results for 2002 include an adjustment reducing cost of gas by $29.5 million (see "Comparison of Gas Operations," above). Excluding the impact of this adjustment, the cost per therm of gas sold was 14 percent higher in 2002 than in 2001, primarily due to higher prices in the natural gas commodity market. Results for 2002 also include adjustments reducing cost of gas by $2.9 million to correct the amount of deferred expenses related to the recovery of pipeline demand charges under NW Natural's Oregon PGA mechanism. These adjustments contributed 7 cents a share to earnings during 2002. The corrected methodology will continue to be applied in the future.

            NW Natural uses a natural gas commodity-price hedge program under the terms of its Derivatives Policy (see Note 1) to help manage its variable price gas commodity contracts. NW Natural recorded net losses from commodity swap and call option contracts of $75.5 million during 2002, compared to net gains of $57.6 million and $56.2 million in 2001 and 2000, respectively. Gains (losses) from commodity hedges are recorded as reductions (increases) to the cost of gas and the majority of such gains and losses are included in annual PGA rate adjustments.

            Under NW Natural's PGA tariff in Oregon, net income from Oregon operations is affected within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projected costs built into rates. The remaining 67 percent of the higher or lower gas costs is recorded as deferred debits or credits (regulatory assets or liabilities) for recovery from or refund to customers in future rates. Net savings realized from gas commodity purchases in 2002 contributed $10.8 million of margin, equivalent to 26 cents a share of earnings. Net savings realized from gas purchases in 2001 totaled $12.3 million, of which $8.2 million was deferred for refund to customers and $4.1 million was reflected as an increase in margin. These gas cost savings contributed 10 cents a share to earnings in 2001, while excess gas costs in 2000 reduced earnings by 7 cents a share.

            Under an agreement with the OPUC, margin from off-system gas sales is treated as a reduction of gas costs. These sales reduced the cost of gas sold by $2.8 million in 2002, $2.6 million in 2001 and $3.0 million in 2000.

            Natural gas commodity prices have fluctuated dramatically in recent years. NW Natural has sought to mitigate the effect of price volatility on core utility customers through the use of its underground storage facilities, by entering into gas commodity-based financial hedge contracts, and by crediting gas costs with margin revenues derived from off-system sales of commodity and released transportation capacity in periods when core utility customers do not fully utilize firm pipeline capacity and gas supplies.

      Non-utility Operations
      ----------------------

            At Dec. 31, 2002 and 2001, the Company's non-utility operations consisted of two direct wholly-owned subsidiaries, Financial Corporation and Northwest Energy, and gas storage operations. One discontinued segment, Canor, a majority-owned subsidiary, was sold in 2000 (see "Discontinued Segment," below).

            Financial Corporation
            ---------------------

            Financial Corporation's operating results in 2002 were net income of $1.2 million, compared to $0.7 million in 2001 and $0.1 million in 2000. The increases in net income from 2001 to 2002, and from 2000 to 2001, were due to improved operating results from Financial Corporation's investments in limited partnerships in wind and solar electric generation projects in California. The Company's investment in Financial Corporation at Dec. 31, 2002, was $9.1 million, compared to $7.9 million and $7.2 million at Dec. 31, 2001 and 2000, respectively.

            Northwest Energy
            ----------------

            Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE had been completed. Northwest Energy recorded a loss provision totaling $13.9 million (before tax) in 2002 for the transaction costs incurred in connection with the effort to acquire PGE. These charges, equivalent to 33 cents a diluted share, were based upon the Company's judgment that the acquisition was no longer probable.

            Discontinued Segment
            --------------------

            During 2000, the Company sold its interest in Canor at a gain of $2.4 million, equivalent to 9 cents a share (see Note 2).

            Gas Storage
            -----------

            NW Natural realized net income from its non-utility gas storage business segment in 2002, after regulatory sharing and income taxes, of $3.6 million or 14 cents a share, up from $2.1 million or 8 cents a share in 2001 and $0.1 million or negligible earnings per share in 2000. Gas storage services are provided to upstream interstate customers using storage capacity that has been developed in advance of core utility customers' requirements. NW Natural retains 80 percent of the income before tax from gas storage services and credits the remaining 20 percent to a deferred regulatory account for sharing with its core utility customers.

            Results for the gas storage business segment also include revenues, net of amounts shared with core utility customers, from a contract with an independent energy trading company that seeks to optimize the use of NW Natural's assets by trading temporarily unused portions of its gas storage capacity and upstream pipeline transportation capacity.

      Operating Expenses
      ------------------

            Operations and Maintenance
            --------------------------

            Consolidated operations and maintenance expenses were $1.2 million, or 1 percent, higher in 2002 than in 2001. The increase was caused primarily by higher payroll costs due to wage and salary increases ($1.3 million) and higher expenses for pension ($2.5 million) (see "Financial Condition - Pension Cost (Income) and Funding Status," below) and health benefits ($1.2 million), partially offset by an amount charged to a litigation reserve in 2001 ($1.7 million), lower information technology expenses ($1.0 million) and lower uncollectible accounts expense ($0.5 million).

            Consolidated operations and maintenance expenses were $6.1 million, or 8 percent, higher in 2001 than in 2000. The increase resulted primarily from higher payroll costs due to wage and salary increases ($1.9 million), higher costs for employees' health and pension benefits ($1.9 million), a charge to a litigation reserve resulting from an unfavorable decision by the Oregon Supreme Court in a case involving a claim by a commercial customer ($1.7 million) and higher uncollectible accounts expense ($1.0 million).

            Taxes Other Than Income Taxes
            -----------------------------

            Taxes other than income taxes, which are principally comprised of property, franchise and payroll taxes, increased $1.8 million, or 6 percent, in 2002. Property taxes increased $1.6 million, or 13 percent, due to higher property tax rates and utility plant additions. Franchise taxes, regulatory fees and payroll tax expenses accounted for the remaining $0.2 million increase in 2002.

            Taxes other than income taxes increased $3.9 million, or 14 percent, in 2001. Property taxes increased $1.8 million, or 18 percent, due to higher property tax rates and utility plant additions. Franchise taxes, which are based on gross revenues, increased $1.5 million, or 12 percent, reflecting higher revenues due to NW Natural's growing customer base and rate increases effective in late 2000 and 2001. Regulatory fees and payroll tax expenses accounted for the remaining $0.6 million increase in 2001.

            Depreciation and Amortization
            -----------------------------

            The Company's depreciation and amortization expense increased by $2.5 million in 2002 and by $2.2 million in 2001, or about 5 percent in each of these years, primarily due to corresponding increases in utility plant and non-utility plant in service.

            Depreciation and amortization expense was $3.6 million or about 7 percent lower in 2000 than in 1999, primarily due to charges to depreciation expense in 1999 to write down NW Natural's customer information system pursuant to the OPUC's order in its Oregon general rate case concluded in 1999.

            As a percentage of average plant and property, depreciation and amortization expense was 3.5 percent in each of 2002, 2001 and 2000.

      Other Income (Expense)
      ----------------------

            The Company's other income (expense) decreased $16.2 million in 2002, primarily due to a $13.9 million charge to a loss provision for costs incurred in the effort to acquire PGE. Excluding the provision for PGE acquisition costs, other income (expense) decreased $2.3 million, primarily due to higher interest accrued on deferred regulatory account balances ($2.6 million), an increase in miscellaneous non-operating expenses ($0.6 million) and a decrease in miscellaneous non-operating income ($0.3 million), partially offset by an increase in earnings from investments ($1.3 million).

            Other income in 2001 was $1.3 million, or $2.5 million lower than in 2000, primarily due to lower interest income accrued on deferred regulatory account balances ($1.9 million) and lower miscellaneous non-operating income ($0.6 million).

      Interest Charges - Net
      ----------------------

            The Company's net interest expense in 2002 was $0.3 million, or 1 percent, higher than in 2001, primarily due to higher average balances of long-term debt outstanding.

            Net interest expense in 2001 was $0.2 million higher than in 2000. Excluding a $1.0 million charge to interest expense due to an unfavorable litigation decision, interest expense decreased $0.8 million in 2001 due to lower average interest rates.

            Allowance for Funds Used During Construction (AFUDC) represents the cost of funds used during the construction of utility plant (see Note 1). In 2002, AFUDC reduced interest expense by $0.6 million compared to $1.0 million in 2001 and $0.8 million in 2000. AFUDC was calculated using weighted average rates of 2.8 percent in 2002, 6.2 percent in 2001 and 6.0 percent in 2000 (see "Financial Condition - Cash Flows - Financing Activities," below).

      Income Taxes
      ------------

            The effective income tax rate of 34.9 percent in 2002 includes the effect of the tax benefit from the $13.9 million charge for costs incurred in the effort to acquire PGE. Absent this charge, the effective tax rate for 2002 would have been 35.6 percent, compared to 35.4 percent for 2001 and 35.9 percent for 2000 (see Note 8).

      Redeemable Preferred and Preference Stock Dividend Requirements
      ---------------------------------------------------------------

            Redeemable preferred and preference stock dividend requirements for 2002, 2001 and 2000 were lower by $0.1 million in each year compared to the prior year due to annual sinking fund redemptions. On Dec. 31, 2002, NW Natural redeemed in its entirety the $6.95 Series of Redeemable Preference Stock pursuant to the mandatory redemption provisions applicable to that Series.

Financial Condition
-------------------

      Capital Structure
      -----------------

            The Company's goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, up to 10 percent preferred stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt and preferred stock redemption requirements (see Notes 3 and 5).

      Liquidity and Capital Resources
      -------------------------------

            At Dec. 31, 2002, the Company had $7.3 million in cash and cash equivalents compared to $10.4 million at Dec. 31, 2001. Short-term liquidity is provided by cash from operations and from the sale of the Company's commercial paper notes, which are supported by commercial bank lines of credit (see
Note 6). The Company has available through Sept. 30, 2004, committed lines of credit with four commercial banks (see "Lines of Credit," below). On Dec. 31, 2002, NW Natural redeemed all 250,000 shares of its $6.95 Series of Redeemable Preference Stock with proceeds from the sale of commercial paper.

      The following table shows NW Natural's contractual commitments by maturity and type of commitment:



(Thousands)                                                                              Long-term Gas      Other
Payments Due in Years    Commercial   Preferred     Long-term    Capital    Operating        Supply        Purchase
Ending Dec. 31,            Paper        Stock         Debt        Leases      Leases      Commitments    Commitments     Total
---------------------------------------------------------------------------------------------------------------------------------
2003                      $ 69,802   $   750       $ 20,000       $ 180      $ 2,943       $ 78,810        $10,082      $ 182,567
2004                             -       750              -          20        2,675         47,600              -         51,045
2005                             -       750         15,000           1        2,597         43,583              -         61,931
2006                             -       750          8,000           1        1,003         39,147              -         48,901
2007                             -       750         29,500           -          301         37,472              -         68,023
                         -------------------------------------------------------------------------------------------------------
Total 2003 - 2007           69,802     3,750         72,500         202        9,519        246,612         10,082        412,467
Thereafter                       -     4,500        393,445           -        4,266        160,140              -        562,351
Less:  imputed interest          -         -              -          (8)           -        (96,817)             -        (96,825)
                         -------------------------------------------------------------------------------------------------------
Total                     $ 69,802   $ 8,250       $465,945       $ 194      $13,785       $309,935        $10,082      $ 877,993
                         =======================================================================================================


            NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements (see "Cash Flows - Investing Activities," below). In addition, NW Natural has certain long-term contractual commitments under capital leases, operating leases and long-term gas supply purchase contracts that require an adequate source of funding. NW Natural also has a contract commitment to purchase about $10.1 million in gas transmission pipe in 2003 for use in constructing an extension of the pipeline from its Mist storage field. These capital and contractual expenditures are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

            There are no credit rating triggers or stock price provisions that require the acceleration of debt repayment under NW Natural's Mortgage and Deed of Trust or other long-term indebtedness. Also, there are no rating triggers or stock price provisions contained in contracts or other agreements with third parties, except for agreements with certain counter-parties under NW Natural's Derivatives Policy, which require the affected party to provide substitute collateral such as cash, guaranty or letter of credit if credit ratings are lowered to non-investment grade, or in some cases if the mark-to-market value exceeds a certain threshold. At Dec. 31, 2002, the Company had three commodity-price swap agreements outstanding with one counter-party which was subject to a below investment grade ratings trigger. The Company has no other material off-balance sheet obligations, except for certain lease and purchase commitments (see table above and Note 12).

            Commercial Paper
            ----------------

            The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see "Lines of Credit," below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Note 6). NW Natural had $69.8 million of commercial paper notes outstanding at Dec. 31, 2002, compared to $108.3 million at Dec. 31, 2001. Financial Corporation had no commercial paper notes outstanding at Dec. 31, 2002 or 2001.

            Lines of Credit
            ---------------

            NW Natural has lines of credit with four commercial banks totaling $150 million. Half of the credit with each bank, totaling $75 million, is committed and available through Sept. 30, 2003, and the other $75 million is committed and available through Sept. 30, 2004. In addition, Financial Corporation has available through Sept. 30, 2003, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

            Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit, if any, are based on current market rates. There were no outstanding balances under either NW Natural's or Financial Corporation's lines of credit at Dec. 31, 2002 or 2001.

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

            The lines of credit require the Company to maintain an indebtedness to total capitalization ratio of 65 percent or less and to maintain a net worth at least equal to 80 percent of its net worth at Sept. 30, 2002, plus 50 percent of the Company's net income for each subsequent fiscal quarter. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. At Dec. 31, 2002, the Company was in compliance with both of these covenants. The banks have waived through Sept. 30, 2003, a requirement that NW Natural represent that the assets dedicated to its qualified pension plans exceed the unfunded liabilities of the plans before it may draw upon the lines of credit.

            NW Natural may be unable to draw upon the two-year portions of the credit lines, totaling $75 million, until its notes relating to the two-year commitments are approved by the OPUC or the WUTC, or both. NW Natural expects that it will be able to secure such approvals, if required.

      Cash Flows
      ----------

            Operating Activities
            --------------------

            Continuing operations provided net cash of $124 million in 2002 compared to $72 million in 2001. The 73 percent increase was due to increased cash from operations before working capital changes ($5.7 million) and lower working capital requirements ($47 million). The increase in cash from continuing operations before working capital changes was due to an increase in deferred income taxes and investment tax credits in 2002 compared to a reduction in 2001 ($22.5 million), the loss provision for the PGE transaction costs ($13.9 million) and higher depreciation and amortization ($2.4 million), largely offset by a small increase in deferred gas cost payables in 2002 compared to a large swing from net gas cost receivables to payables in 2001 ($26.5 million), and lower net income in 2002 ($6.4 million). The decrease in working capital requirements was due to an increase in accounts payable in 2002 compared to a decrease in 2001 ($44 million), a decrease in accrued unbilled revenue in 2002 compared to an increase in 2001 ($26 million), and a decrease in accounts receivable in 2002 compared to an increase in 2001 ($22 million), partially offset by a decrease in accrued interest and taxes in 2002 compared to an increase in 2001 ($40 million) and a larger increase in inventories in 2002 ($6.2 million).

            NW Natural's refunds to customers of approximately $30.2 million of deferred gas cost savings in 2002 (see "Results of Operations - Comparison of Gas Operations," above) reduced cash flows from operations by that amount, but the reduction was more than offset by the other factors affecting cash flows cited above.

            The Job Creation and Worker Assistance Act of 2002 (the Assistance
Act), enacted on March 9, 2002, allows an additional first-year tax deduction for depreciation equal to 30 percent of the adjusted basis of "qualified property." The extra 30 percent depreciation deduction in the first year is an acceleration of depreciation deductions that otherwise would have been taken in the later years of an asset's recovery period. In general, the extra 30 percent depreciation deduction is available for most personal property acquired after Sept. 10, 2001, and before Sept. 11, 2004. The Company anticipates enhanced cash flow from reduced income taxes, totaling an estimated $25 million to $30 million, during the effective period of the Assistance Act, based on actual and projected plant investments between Sept. 11, 2001 and Sept. 10, 2004.

            Continuing operations provided net cash of $72 million in 2001 compared to $87 million in 2000. The 18 percent decrease was due to increased cash from operations before working capital changes ($8 million), offset by higher working capital requirements ($24 million). The increase in cash from continuing operations before working capital changes was due to a larger decrease in deferred gas costs ($23 million), an increase in income from continuing operations ($2.4 million) and an increase in depreciation and amortization in 2001 ($2.2 million), partially offset by a decrease in deferred investment tax credits and income taxes ($17 million) and a smaller decrease in regulatory accounts and other ($3 million). The increase in working capital requirements was due to a decrease in accounts payable ($82.5 million), partially offset by smaller increases in other current assets and liabilities ($19.5 million), accounts receivable ($13 million), inventories ($10.5 million), accrued unbilled revenues ($2 million), and a larger increase in accrued interest and taxes ($13 million).

            The Company has lease and purchase commitments relating to its operating activities that are financed with cash flows from operations (see "Liquidity and Capital Resources," above, and Note 12).

            Investing Activities
            --------------------

            Cash requirements for investing activities in 2002 totaled $84 million, down from $87 million in 2001, primarily due to lower amounts of cash used for investments in non-utility property ($6.9 million) and for the PGE transaction ($5.2 million), partially offset by higher amounts of cash used for the construction of utility plant ($7.6 million) and lower cash proceeds from the sale of assets ($2.8 million). Cash requirements for utility construction in 2002 totaled $80 million, up from $72 million in 2001, primarily as a result of capital expenditures related to NW Natural's pipeline safety program ($4.7 million) and special projects expanding service into new service areas ($3.4 million).

            Cash requirements for investing activities in 2001 totaled $87 million, up from $31 million in 2000, primarily due to proceeds from the sales in 2000 of Canor ($35 million) and a building constructed for the Port of Portland ($20 million). Cash requirements for utility construction in 2001 totaled $72 million, down $8.5 million from 2000. The decrease in cash requirements for utility construction in 2001 resulted primarily from the completion of another phase in the expansion of NW Natural's Mist gas storage system in 2000 ($8.7 million).

            Investments in non-utility property in 2002 ($2.6 million) and 2001 ($9.6 million) included expenditures for certain improvements to the Company's Mist gas storage system that were primarily related to interstate storage services.

            During the five-year period 2003 through 2007, utility construction expenditures are estimated at between $500 million and $600 million. The level of capital expenditures over the next five years reflects projected customer growth, system improvement projects resulting in part from requirements under the Pipeline Safety Act (see below), and a project estimated to cost $93 million to extend the pipeline that moves gas from NW Natural's Mist gas storage field into growing portions of its service area. An estimated 60 percent of the required funds are expected to be internally generated over the five-year period; the remainder will be funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

            NW Natural's utility construction expenditures in 2003 are estimated to total $148 million, up from $85 million in 2002. Projected utility construction in 2003 includes $31 million for customer growth, up from $29 million in 2002; $36 million for system improvement and support, up from $25 million in 2002; $55 million for the extension of the Mist pipeline and related gas storage projects, up from $9 million in 2002; and $6 million for the construction of a gas distribution system in Coos County, Oregon, up from $1 million in 2002.

            The project for the extension of the Mist pipeline has a scheduled completion date in late 2004 or 2005. Following two years of review of NW Natural's application, including extensive public involvement, the Oregon Energy Facility Siting Council granted a permit for the project, with conditions, on March 13, 2003. The issuance of this permit potentially could be appealed under current law. NW Natural also must obtain easements and rights-of-way for the construction of the pipeline and may need to use condemnation proceedings to secure some of them.

            The Company entered into a stipulation with the OPUC in 2001 for an enhanced pipeline safety program that includes an accelerated bare steel replacement program and a geo-hazard safety program. The bare steel replacement program accelerates the replacement of the Company's bare steel piping over 20 years instead of 40 years. The geo-hazard safety program includes the identification, assessment and remediation of risks to the Company's piping infrastructure created by landslides, washouts, earthquakes or similar occurrences. The stipulation allowed the Company to receive deferred accounting rate treatment commencing Oct. 1, 2002, for costs associated with the programs, expected to be approximately $1.5 million annually.

            On Nov. 15, 2002, Congress passed the Pipeline Safety Improvement Act of 2002 (Pipeline Safety Act) and the legislation was signed into law by President Bush on Dec. 17, 2002. The Pipeline Safety Act requires operators of gas transmission pipelines to identify lines located in High Consequence Areas
(HCAs) and develop Integrity Management Programs (IMPs) to periodically inspect the integrity of the pipelines and make repairs or replacements as necessary to ensure the ongoing integrity of the pipelines. The legislation requires NW Natural to complete inspection of the 50 percent highest risk pipelines located in its HCAs within the first five years, and the remaining covered pipelines within 10 years of the date of the enactment. The Pipeline Safety Act also requires re-inspections of the covered pipelines every seven years thereafter for the life of the pipelines. On Jan. 28, 2003, the U.S. Department of Transportation issued proposed rules that may impose additional requirements on pipeline operators that could result in shorter time periods for compliance and require additional capital investment by the Company. The cost of compliance with the legislation and rules is uncertain; however, NW Natural's IMP is expected to cost approximately $5 million to $10 million per year beginning in 2004, and more than $100 million over the next 10 years.

            Financing Activities
            --------------------

            Cash used in financing activities in 2002 totaled $43 million, compared to cash provided by financing activities in 2001 of $15 million. Factors contributing to the $58 million difference were a reduction in short-term debt in 2002 ($38 million) compared to an increase in 2001 ($52 million), the redemption of the $6.95 Series of Preference Stock in 2002 ($25 million), and a higher amount used for the retirement of long-term debt ($40.5 million in 2002 compared to $20 million in 2001), partially offset by an increase in long-term debt issued ($90 million in 2002 compared to $18 million in 2001) and a reduction in common stock repurchased ($5.8 million).

            Cash provided by financing activities in 2001 totaled $15 million, compared to cash used in financing activities in 2000 of $55 million. Factors contributing to the $70 million difference were a lower amount used for the retirement of long-term debt ($20 million in 2001 compared to $60 million in 2000) and an increase in short-term debt in 2001 ($52 million) compared to a reduction in short-term debt in 2000 ($38 million), partially offset by a reduction in long-term debt issued ($18 million in 2001 compared to $75 million in 2000).

            NW Natural sold $90 million of its secured Medium-Term Notes, Series B (MTNs), in 2002 and used the proceeds to reduce long-term debt ($40.5 million), provide cash for investments in utility plant and reduce short-term borrowings.

            NW Natural sold $18 million of its secured MTNs in 2001 and used the proceeds, together with a $52 million increase in short-term borrowings, to reduce long-term debt ($20 million) and provide cash for investments in utility plant.

            In 2000, NW Natural commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program that has been extended through May 2003. The purchases are made in the open market or through privately negotiated transactions. The Company used $5.8 million for the repurchase of 246,700 shares under the program in 2001. No shares were repurchased in 2002. Since the program's inception the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

      Pension Cost (Income) and Funding Status
      ----------------------------------------

            Net periodic pension costs are determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions" (see "Application of Critical Accounting Policies - Accounting for Pensions," above). The annual pension cost or income is allocated between operations and maintenance expense and construction overhead.

            Net periodic pension income was $0.1 million, $4.1 million and $5.4 million in 2002, 2001 and 2000, respectively. No cash contributions to NW Natural's qualified defined benefit pension plans were required for the 2002 plan year. The fair value of the plan assets declined from $169 million at Dec. 31, 2001, to $143 million at Dec. 31, 2002, including $15 million in investment losses, $10 million in withdrawals to pay benefits and $1 million in eligible expenses of the plans. The present value of benefit obligations under the plans increased from an estimated $156 million to $172 million over that period.

            Despite the reduced pension income in 2002 and 2001, and the recent reductions in the funded status of the plans, NW Natural believes it will be able to maintain well-funded pension plans. NW Natural expects to be required to make cash contributions estimated at $1.9 million to the plans for the 2003 plan year, payable by September 2004, but it does not expect these or future cash contributions to have a material adverse effect on its liquidity or financial condition.

      Ratios of Earnings to Fixed Charges
      -----------------------------------

            For the years ended Dec. 31, 2002, 2001 and 2000, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.85, 3.14 and 3.14, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Contingent Liabilities
----------------------

      Environmental Matters
      ---------------------

            NW Natural owns property in Multnomah County, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Gasco site). The Gasco site has been under investigation by NW Natural for environmental contamination under the Oregon Department of Environmental Quality's (ODEQ) Voluntary Clean-Up Program. NW Natural has recorded liabilities totaling $4.0 million for the estimated costs of investigation and interim remediation at the Gasco site, including consultants' fees, ODEQ oversight reimbursement and legal fees, of which $3.2 million had been spent as of Dec. 31, 2002.

            NW Natural previously owned property adjacent to the Gasco site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). In 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker site. NW Natural has completed the majority of the studies required under the ODEQ work plan and the agency is reviewing data generated by the studies. NW Natural has recorded a liability of $0.3 million for its estimated costs of the investigation and initial remediation on the Wacker site, of which $0.2 million had been spent as of Dec. 31, 2002.

            In 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5-mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Gasco site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site and notified the Company that it is a potentially responsible party. NW Natural recorded liabilities totaling $2.3 million between 2000 and 2002, of which $1.1 million had been spent as of Dec. 31, 2002. The amount of NW Natural's liability is based on estimates of the Company's share of the lower end of a range of probable liability for the costs of the Remedial Investigation/Feasibility Study for the Portland Harbor. Available information is insufficient to determine either the total amount of liability for investigation and remediation of the Portland Harbor or the higher end of a range for NW Natural's estimated share of that liability.

            The City of Portland has notified NW Natural that it is planning a sewer improvement project that would include excavation within the former site of a gas manufacturing plant (the Portland Gas site) that was owned and operated by a predecessor of the Company between 1860 and 1913. The preliminary assessment of this site performed by a consultant for the EPA in 1987 indicated that it could be assumed that by-product tars may have been disposed of on site. The report concluded, however, that it is likely that waste residues from the plant, if present on the site, were covered by deep fill during construction of the nearby seawall bordering the Willamette River and probably have stabilized due to physical and chemical processes. Neither the City of Portland nor the ODEQ has notified NW Natural whether a further investigation or potential remediation might be required on the site in connection with the sewer project. Available information is insufficient to determine either the total amount of liability or a probable range, if any, of potential liability.

            NW Natural has accrued all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable. Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated. NW Natural expects that its costs of further investigation and remediation for which it may be responsible with respect to the Gasco site, the Wacker site, the Portland Harbor site and the Portland Gas site, if any, should be recoverable, in large part, from insurance. At Dec. 31, 2002, NW Natural had a $2.5 million receivable representing an estimate of the environmental costs NW Natural expects to recover from insurance, including $1.4 million that was recorded in 2000 for costs relating to the Gasco site and $1.1 million that was recorded in 2002 for costs relating to the Portland Harbor site. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's primary market risk exposures associated with activities involving derivative financial instruments and other financial instruments are natural gas commodity price risk, foreign currency exchange risk and interest rate risk. Derivative financial instruments are used as tools to mitigate certain of these market risks (see Note 11). Such instruments are used for hedging purposes, not for trading purposes. Market risks associated with the derivative financial instruments are monitored by management personnel who do not directly enter into these contracts and by the Audit Committee of the Board of Directors.

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

            At Dec. 31, 2002, differences between notional values and fair values with respect to NW Natural's open positions in derivative financial instruments were not material to the Company's financial position or results of operations because of the treatment of these instruments in regulatory mechanisms relating to gas costs (see "Results of Operations - Comparison of Gas Operations - Cost of Gas," above, and Notes 1 and 11). However, to the degree that market risks exist due to potential adverse changes in commodity prices and foreign exchange rates in relation to these financial and physical contracts, the Company considers the risks to be:

            Commodity Price Risk
            --------------------

            The prices of natural gas commodity are subject to fluctuations due to unpredictable factors including weather, pipeline transportation congestion and other factors that affect short-term supply and demand. Natural gas commodity swaps and call option contracts are used to convert certain long-term gas purchase contracts from floating prices to fixed prices. At Dec. 31, 2002 and 2001, notional amounts under natural gas commodity swaps and call option contracts totaled $180.6 million and $260.6 million, respectively. As of Dec. 31, 2002, two commodity agreements extended beyond Dec. 31, 2003. If all of the commodity swaps and call option contracts had been settled on Dec. 31, 2002, a gain of $12.6 million would have been realized (see Note 11).

            Foreign Currency Risk
            ---------------------

            The costs of natural gas commodity and certain pipeline services purchased from Canadian suppliers are subject to changes in the value of Canadian currency in relation to U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates with respect to purchases of natural gas from Canadian suppliers. At Dec. 31, 2002 and 2001, notional amounts under foreign currency forward contracts totaled $15.5 million and $10.2 million, respectively. As of Dec. 31, 2002, no foreign currency forward contracts extended beyond Dec. 31, 2003. If all of the foreign currency forward contracts had been settled on Dec. 31, 2002, a loss of $0.2 million would have been realized (see Note 11).

            Interest Rate Risk
            ------------------

            Interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to the issuance of commercial paper. Interest rate risk is managed through the issuance of fixed-rate debt with varying maturities and the reduction of debt through optional redemption when interest rates are favorable. No derivative financial instruments to hedge interest rates were in place at Dec. 31, 2002 or 2001.

Forward-Looking Statements
--------------------------

            This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing state and federal governmental policies and regulatory actions, including those of the OPUC and the WUTC, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, the maintenance of pipeline integrity, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws, regulations and policies; (ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) risks resulting from uninsured property damage to Company property, intentional or otherwise; (vii) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (viii) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (ix) unanticipated changes in operating expenses and capital expenditures; (x) unanticipated changes in future liabilities relating to employee benefit plans; (xi) capital market conditions, including their effect on pension costs; (xii) competition for new energy development opportunities; (xiii) potential inability to obtain permits, rights of way, easements or other necessary authority to construct pipelines or other system expansions; and (xiv) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

1.   Management's Responsibility for Financial Statements................   42

2.   Report of Independent Accountants...................................   43

3.   Consolidated Financial Statements:

     Consolidated Statements of Income for the Years Ended
     December 31, 2002, 2001 and 2000....................................   44

     Consolidated Statements of Earnings Invested in the Business
     for the Years Ended December 31, 2002, 2001 and 2000................   45

     Consolidated Balance Sheets, December 31, 2002 and 2001.............   46

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2002, 2001 and 2000..............................   48

     Consolidated Statements of Capitalization, December 31,
     2002 and 2001 ......................................................   49

     Notes to Consolidated Financial Statements..........................   50

4.   Quarterly Financial Information (unaudited).........................   73

5.   Supplementary Data for the Years Ended December 31, 2002,
     2001 and 2000:

     Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts and Reserves........   74



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

            The Company's system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorizations, that transactions are recorded to permit the preparation of financial statements in conformity with orders of regulatory authorities and generally accepted accounting principles in the United States of America and that accountability for assets is maintained. The Company's system of internal controls has provided such reasonable assurances during the periods reported herein. The system includes written policies, procedures and guidelines, an organization structure that segregates duties and an established program for monitoring the system by internal auditors. In addition, the Company has prepared and annually distributes to its employees a Code of Ethics covering its policies for conducting business affairs in a lawful and ethical manner. In February 2003, the Board of Directors approved a Financial Code of Ethics covering all senior financial executives and managers. Ongoing review programs are carried out to ensure compliance with these policies.

            The Board of Directors, through its Audit Committee (the Committee), oversees management's financial reporting responsibilities. The Committee meets regularly with management, the internal auditors, and representatives of the Company's independent accountants. Both internal auditors and independent accountants have free and independent access to the Committee and the Board of Directors. Each member of the Committee meets the requirements of "independent director" as defined by New York Stock Exchange Listing Standards. The Committee reports the results of its activities to the full Board of Directors. Annually, the Committee selects the independent accountants.


                                /s/ Mark S. Dodson
                                ------------------------------------
                                 Mark S. Dodson
                                 President and
                                 Chief Executive Officer

                               /s/ Bruce R. DeBolt
                               -------------------------------------------------
                                 Bruce R. DeBolt
                                 Senior Vice President, Finance,
                                 and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Northwest Natural Gas Company


In our opinion, the consolidated financial statements listed in the accompanying table of contents present fairly, in all material respects, the financial position of Northwest Natural Gas Company and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying table of contents presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments as of January 1, 2001.

/s/PricewaterhouseCoopers LLP
-----------------------------

Portland, Oregon
February 14, 2003

                          NORTHWEST NATURAL GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME



Thousands, except per share amounts (year ended December 31)     2002        2001        2000
-----------------------------------------------------------------------------------------------

Operating revenues:
   Gross operating revenues                                    $641,376    $650,252    $532,110
   Cost of sales                                                353,832     374,241     274,160
                                                               --------    --------    --------
        Net operating revenues                                  287,544     276,011     257,950

Operating expenses:
   Operations and maintenance                                    85,120      83,920      77,817
   Taxes other than income taxes                                 34,076      32,240      28,351
   Depreciation and amortization                                 52,090      49,640      47,440
                                                               --------    --------    --------
        Total operating expenses                                171,286     165,800     153,608
                                                               --------    --------    --------
Income from continuing operations                               116,258     110,211     104,342

Other income (expense)                                          (14,890)      1,334       3,860
Interest charges - net                                           34,132      33,805      33,561
                                                               --------    --------    --------
Income before income taxes                                       67,236      77,740      74,641
Income taxes                                                     23,444      27,553      26,829
                                                               --------    --------    --------

Net income from continuing operations                            43,792      50,187      47,812
Discontinued segment:

    Gain on sale of discontinued segment - net of tax                 -           -       2,412
                                                               --------    --------    --------
Net income                                                       43,792      50,187      50,224
    Redeemable preferred and preference stock
    dividend requirements                                         2,280       2,401       2,456
                                                               --------    --------    --------
Earnings applicable to common stock                            $ 41,512    $ 47,786    $ 47,768
                                                               ========    ========    ========

Average common shares outstanding                                25,431      25,159      25,183
Basic earnings per share of common stock:
   From continuing operations                                  $   1.63    $   1.90    $   1.80
   From gain on sale of discontinued segment                          -           -        0.10
                                                               --------    --------    --------
     Total basic earnings per share                            $   1.63    $   1.90    $   1.90
                                                               ========    ========    ========
Diluted earnings per share of common stock:
   From continuing operations                                  $   1.62    $   1.88    $   1.79
   From gain on sale of discontinued segment                          -           -        0.09
                                                               --------    --------    --------
     Total diluted earnings per share                          $   1.62    $   1.88    $   1.88
                                                               ========    ========    ========
Dividends per share of common stock                            $   1.26    $  1.245    $   1.24
                                                               ========    ========    ========



                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
          CONSOLIDATED STATEMENTS OF EARNINGS INVESTED IN THE BUSINESS



Thousands (year ended December 31)                2002                      2001                      2000
--------------------------------------------------------------------------------------------------------------------
Earnings invested in the business:
Balance at beginning of year             $147,950                  $134,189                 $118,711
Net income                                 43,792      $ 43,792      50,187      $ 50,187     50,224        $ 50,224
Cash dividends paid:
    Redeemable preferred and
      preference stock                     (2,579)                   (2,410)                  (2,466)
    Common stock                          (32,024)                  (31,307)                 (31,198)
Common stock repurchased                        -                    (2,688)                  (1,080)
Common stock expense                           (3)                      (21)                      (2)
                                         ---------                 --------                 --------
Balance at end of year                   $157,136                  $147,950                 $134,189
                                         =========                 ========                 ========


Accumulated other comprehensive
    income (loss):
Balance at beginning of year             $   (375)                 $      -                 $ (3,181)
Other comprehensive income (loss)
    - net of tax:

    Recognition of foreign currency
      translation adjustment
      included in gain on sale of
      discontinued segment                      -             -           -             -      3,181           3,181
    Minimum pension liability
      adjustment                           (2,936)       (2,936)       (148)         (148)         -               -
    Change in unrealized loss from
      price risk management
      activities                              227           227        (227)         (227)         -               -
                                         --------      --------    --------      --------   --------        --------
Comprehensive income                                   $ 41,083                  $ 49,812                   $ 53,405
                                                       ========                  ========                   ========
Balance at end of year                   $ (3,084)                 $   (375)                $      -
                                         ========                  ========                 ========



                      ------------------------------------
                    See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS

Thousands (December 31)                                2002             2001
--------------------------------------------------------------------------------
Assets:
Plant and property:
   Utility plant                                   $1,539,965       $1,465,079
   Less accumulated depreciation                      560,798          514,299
                                                   ----------       ----------
        Utility plant - net                           979,167          950,780
                                                   ----------       ----------
   Non-utility property                                20,832           18,203
   Less accumulated depreciation and
      amortization                                      4,404            4,007
                                                   ----------       ----------
        Non-utility property - net                     16,428           14,196
                                                   ----------       ----------
        Total plant and property                      995,595          964,976
                                                   ----------       ----------


Other investments                                      12,703           23,233
                                                   ----------       ----------

Current assets:
   Cash and cash equivalents                            7,328           10,440
   Accounts receivable, less allowance for
        uncollectible accounts of $1,815 in
        2002 and $1,962 in 2001                        46,936           64,722
   Accrued unbilled revenue                            44,069           57,749
   Inventories of gas, materials and supplies          58,030           49,337
   Prepayments and other current assets                37,645           28,086
                                                   ----------       ----------
        Total current assets                          194,008          210,334
                                                   ----------       ----------

Regulatory assets:
   Income tax asset                                    47,975           48,469
   Unamortized loss on debt redemption                  6,508            6,970
   Unrealized loss on non-trading derivatives               -          111,641
   Other                                                7,040            5,302
                                                   ----------       ----------
        Total regulatory assets                        61,523          172,382
                                                   ----------       ----------

Other assets:
   Investment in life insurance                        54,916           53,033
   Fair value of non-trading derivatives               12,426                -
   Other                                               11,620           11,064
                                                   ----------       ----------
        Total other assets                             78,962           64,097
                                                   ----------       ----------
        Total assets                               $1,342,791       $1,435,022
                                                   ==========       ==========



                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS


Thousands (December 31)                                 2002              2001
------------------------------------------------------------------------------
Capitalization and liabilities:
Capitalization (see Consolidated Statements of
   Capitalization):

   Common stock                                    $   81,023       $   79,889
   Premium on common stock                            248,028          240,697
   Earnings invested in the business                  157,136          147,950
   Accumulated other comprehensive income (loss)       (3,084)            (375)
                                                   ----------       ----------
      Total common stock equity                       483,103          468,161
                                                   ----------       ----------
  Redeemable preference stock                               -           25,000
  Redeemable preferred stock                            8,250            9,000
  Long-term debt                                      445,945          378,377
                                                   ----------       ----------
      Total capitalization                            937,298          880,538
                                                   ----------       ----------

Current liabilities:
   Notes payable                                       69,802          108,291
   Accounts payable                                    74,436           70,698
   Long-term debt due within one year                  20,000           40,000
   Taxes accrued                                        7,822           22,539
   Interest accrued                                     2,902            3,658
  Other current and accrued liabilities                30,045           28,396
                                                   ----------       ----------
      Total current liabilities                       205,007          273,582
                                                   ----------       ----------

Regulatory liabilities:
   Customer advances                                    1,791            1,985
   Deferred gas costs payable                          10,635           10,089
   Unrealized gain on non-trading derivatives          12,426                -
                                                   ----------       ----------
      Total regulatory liabilities                     24,852           12,074
                                                   ----------       ----------

Other liabilities:
   Deferred income taxes                              141,732          130,424
   Deferred investment tax credits                      7,824            8,682
   Fair value of non-trading derivatives                    -          111,868
   Other                                               26,078           17,854
                                                   ----------       ----------
      Total other liabilities                         175,634          268,828
                                                   ----------       ----------
Commitments and contingencies (see Note 12)                 -                -
                                                   ----------       ----------
      Total capitalization and liabilities         $1,342,791       $1,435,022
                                                   ==========       ==========



                       -----------------------------------
                 See Notes to Consolidated Financial Statements.

                          NORTHWEST NATURAL GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Thousands (year ended December 31)                         2002          2001          2000
---------------------------------------------------------------------------------------------
Operating activities:
   Net income from continuing operations               $  43,792    $   50,187     $   47,812
   Adjustments to reconcile net income to
    cash provided by continuing operations:
      Depreciation and amortization                       52,090        49,640         47,440
      Gain on sale of assets                                (221)            -           (491)
      Loss provision for PGE acquisition costs            13,873             -              -
      Minimum pension liability adjustment                (2,936)         (148)             -
      Unrealized gain (loss) from price risk
         management activities                               227          (227)             -
      Deferred income taxes and investment tax
         credits                                          10,450       (12,088)         4,651
      Equity in (earnings) losses of investments            (988)          321            221
      Allowance for funds used during construction          (550)         (959)          (789)
      Deferred gas costs - net                               546        27,062          3,977
      Other                                                4,582         1,345          4,333
                                                       ---------    ----------     ----------
         Cash from continuing operations before
            working capital changes                      120,865       115,133        107,154
      Changes in operating assets and liabilities:
         Accounts receivable - net of
            uncollectible accounts                        17,786        (3,969)       (17,404)
         Accrued unbilled revenue                         13,680       (12,130)       (14,069)
         Inventories of gas, materials and
            supplies                                      (8,693)       (2,454)       (12,964)
         Accounts payable                                  3,738       (40,000)        42,535
         Accrued interest and taxes                      (24,725)       15,435          1,988
         Other current assets and liabilities              1,176          (494)       (20,000)
                                                       ---------    ----------     ----------
      Cash provided by continuing operating
         activities                                      123,827        71,521         87,240
Investing activities:
   Acquisition and construction of utility plant
      assets                                             (79,530)      (71,943)       (80,444)
   Investment in non-utility property                     (2,629)       (9,554)        (6,923)
   PGE acquisition costs                                  (4,316)       (9,557)             -
   Proceeds from sale of discontinued segment                  -             -         34,756
   Proceeds from sale of assets                              500         3,256         21,012
   Other investments                                       1,848           529            610
                                                       ---------    ----------     ----------
      Cash used in investing activities                  (84,127)      (87,269)       (30,989)

Financing activities:
   Common stock issued                                     6,533         5,157          4,826
   Common stock repurchased                                    -        (5,792)        (2,441)
   Redeemable preferred stock retired                       (750)         (750)          (814)
   Redeemable preference stock retired                   (25,000)            -              -
   Long-term debt issued                                  90,000        18,000         75,000
   Long-term debt retired                                (40,500)      (20,000)       (60,000)
   Change in short-term debt                             (38,489)       52,028        (37,886)
   Cash dividend payments:
      Redeemable preferred and preference
         stock                                            (2,579)       (2,410)        (2,466)
      Common stock
                                                         (32,024)      (31,307)       (31,198)
   Common stock expense                                       (3)          (21)            (2)
                                                       ---------    ----------     ----------
      Cash provided by (used in) financing
         activities                                      (42,812)       14,905        (54,981)
Increase (decrease) in cash and cash equivalents          (3,112)         (843)         1,270
Cash and cash equivalents - beginning of year             10,440        11,283         10,013
                                                       ---------    ----------     ----------
Cash and cash equivalents - end of year                $   7,328    $   10,440     $   11,283
                                                       =========    ==========     ==========

---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                         $  34,640    $   33,034     $   35,592
      Income taxes                                     $  33,474    $   25,201     $   22,552

---------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activities:
   Conversion to common stock:
      7-1/4 % Series of Convertible Debentures         $   1,932    $      413     $      589

                      ------------------------------------
                 See Notes to Consolidated Financial Statements


                          NORTHWEST NATURAL GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

Thousands, except share amounts (December 31)                2002                 2001
--------------------------------------------------------------------------------------------
Common stock equity:
   Common stock - par value $3-1/6 per share,
      authorized 60,000,000 shares:
      outstanding - 2002, 25,586,313 shares; 2001,
         25,228,074 shares                             $ 81,023             $ 79,889
   Premium on common stock                              248,028              240,697
   Earnings invested in the business                    157,136              147,950
   Accumulated other comprehensive income (loss)         (3,084)                (375)
                                                       --------             --------
      Total common stock equity                         483,103       51%    468,161      53%
                                                       --------             --------
Redeemable preference stock, authorized 2,000,000
   shares;
   $6.95 Series, stated value $100 per share:
      outstanding - 2002, none; 2001, 250,000 shares          -        -      25,000       3%
Redeemable preferred stock, authorized 1,500,000
   shares;
   $7.125 Series, stated value $100 per share:
      outstanding - 2002, 82,500 shares;
      2001, 90,000 shares                                 8,250        1%      9,000       1%
Long-term debt:
   Medium-Term Notes
   -----------------
   First Mortgage Bonds:
      8.050% Series A due 2002                                -               10,000
      6.750% Series B due 2002                                -               10,000
      5.550% Series B due 2002                                -               20,000
      6.400% Series B due 2003                           20,000               20,000
      6.340% Series B due 2005                            5,000                5,000
      6.380% Series B due 2005                            5,000                5,000
      6.450% Series B due 2005                            5,000                5,000
      6.050% Series B due 2006                            8,000                8,000
      6.310% Series B due 2007                           20,000                    -
      6.800% Series B due 2007                            9,500               10,000
      6.500% Series B due 2008                            5,000                5,000
      7.450% Series B due 2010                           25,000               25,000
      6.665% Series B due 2011                           10,000               10,000
      7.130% Series B due 2012                           40,000                    -
      8.260% Series B due 2014                           10,000               10,000
      7.000% Series B due 2017                           40,000               40,000
      6.600% Series B due 2018                           22,000               22,000
      8.310% Series B due 2019                           10,000               10,000
      7.630% Series B due 2019                           20,000               20,000
      9.050% Series A due 2021                           10,000               10,000
      7.250% Series B due 2023                           20,000               20,000
      7.500% Series B due 2023                            4,000                4,000
      7.520% Series B due 2023                           11,000               11,000
      7.720% Series B due 2025                           20,000               20,000
      6.520% Series B due 2025                           10,000               10,000
      7.050% Series B due 2026                           20,000               20,000
      7.000% Series B due 2027                           20,000               20,000
      6.650% Series B due 2027                           20,000               20,000
      6.650% Series B due 2028                           10,000               10,000
      7.740% Series B due 2030                           20,000               20,000
      7.850% Series B due 2030                           10,000               10,000
      5.820% Series B due 2032                           30,000                    -
   Convertible Debentures
   ----------------------
      7-1/4% Series due 2012                              6,445                8,377
                                                       --------             --------
                                                        465,945              418,377
   Less long-term debt due within one year               20,000               40,000
                                                       --------             --------
      Total long-term debt                              445,945       48%    378,377      43%
                                                       --------      ----   --------     ----
         Total capitalization                          $937,298      100%   $880,538     100%
                                                       ========      ====   ========     ====



                      ------------------------------------
                 See Notes to Consolidated Financial Statements.

Northwest Natural Gas Company
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------

Organization and Principles of Consolidation
--------------------------------------------

      The consolidated financial statements include:

      Regulated utility:
            Northwest Natural Gas Company (NW Natural)
      Non-regulated wholly-owned subsidiary businesses:
            NNG Financial Corporation (Financial Corporation),
                 and its wholly-owned subsidiaries
            Northwest Energy Corporation (Northwest Energy),
                 and its wholly-owned subsidiary
      Non-regulated majority-owned subsidiary business:
            Canor Energy, Ltd. (Canor), sold in 2000

      Together these businesses are referred to herein as the "Company." Intercompany accounts and transactions have been eliminated.

      Investments in corporate joint ventures and partnerships in which the Company's ownership interest is 50 percent or less and over which the Company does not exercise control are accounted for by the equity method or the cost method (see Note 9).

      Certain amounts from prior years have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on prior year results of operations.

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

      In applying SFAS No. 71, NW Natural has capitalized certain costs and benefits as regulatory assets and liabilities pursuant to orders of the OPUC or WUTC in general rate or expense deferral proceedings, to provide for recovery of revenues or expenses from, or refunds to, utility customers in future periods. At Dec. 31, 2002 and 2001, regulatory tax assets were $48.0 million and $48.5 million, respectively, while other regulatory assets and liabilities (net) were net liabilities of $11.3 million and net assets of $111.8 million, respectively.

      If NW Natural should determine in the future that all or a portion of these regulatory assets and liabilities no longer meet the criteria for continued application of SFAS No. 71, then it would be required to write off the net unrecoverable balances of its regulatory assets and liabilities as a charge to income.

Recent Accounting Pronouncements
--------------------------------

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. The liability for the asset retirement obligation is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

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

      The Company is currently evaluating the impact of the adoption of SFAS Nos. 143, 145 and 146 upon its financial condition and results of operations.

Adoption of New Accounting Standards
------------------------------------

      Effective Jan. 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill, of which the Company had none as of Dec. 31, 2002, and other intangibles with indefinite lives to be tested for impairment at least annually rather than being amortized as previously required. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on the Company's financial condition or results of operations.

      The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective Jan. 1, 2002. SFAS No. 144 establishes a single accounting model for recognition and measurement of the impairment of long-lived assets to be held and used, the measurement of long-lived assets to be disposed of by sale and for segments of a business to be disposed of. SFAS No. 144 also expands the scope of discontinued operations to include all components of an entity that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no impact on the Company's financial condition or results of operations.

      On Dec. 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the SFAS No. 148 disclosure requirements but continues to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans (see Note 4).

Utility Plant and Depreciation
------------------------------

      Utility plant for NW Natural is stated at cost (see Note 9). When a depreciable unit of utility plant is retired, the cost is removed from both utility plant and accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

      NW Natural's provision for depreciation of utility property, which is computed under the straight-line, age-life method in accordance with independent engineering studies and as approved by regulatory authorities, approximated 3.5 percent of average depreciable plant in each of 2002, 2001 and 2000. The depreciation rate approximates the economic life of the utility property.

Allowance for Funds Used During Construction
--------------------------------------------

      Certain additions to utility plant include an allowance for funds used during construction (AFUDC). AFUDC represents the cost of funds borrowed during construction and is calculated using actual commercial paper interest rates. If commercial paper borrowings are less than the total costs of construction work in progress, then a composite rate of interest on all debt, shown as a reduction to interest charges, and a return on equity funds, shown as other income, is used to compute AFUDC. While cash is not realized currently from AFUDC, it is realized in the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. NW Natural's weighted average AFUDC rates were 2.8 percent in 2002, 6.2 percent in 2001 and 6.0 percent in 2000.

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

      Revenues from non-utility services, including gas storage, are recognized upon delivery of the service to customers. Revenues from non-utility optimization contracts are recognized, after deducting for regulatory revenue sharing, over the life of the contract for amounts guaranteed under the contract, or as amounts are earned and reasonably estimable for amounts above the guaranteed value.

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

      NW Natural designates its derivatives as fair value or cash flow hedges based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change. For a derivative designated as a cash flow hedge, the effective portion of the derivative gain or loss is initially reported in accumulated other comprehensive income (OCI) unless the derivative is subject to deferral under NW Natural's regulated tariffs with the OPUC or the WUTC. The ineffective portion of the gain or loss in a cash flow hedge is recognized in current earnings. Effectiveness is measured by comparing changes in cash flows of the hedged item to gains or losses on derivative instruments.

      NW Natural's primary hedging activities, consisting of natural gas commodity price and foreign currency exchange rate hedges, are principally accounted for as cash flow hedges under SFAS No. 133 and subject to regulatory deferral pursuant to SFAS No. 71. Unrealized gains and losses from mark-to-market valuations of these contracts are not recognized in current income but are reported as derivative assets or liabilities and offset by a corresponding deferred account balance included under "Regulatory liabilities" or "Regulatory assets." Due to their regulatory deferral treatment, effective portions of changes in the fair value of these derivatives are not recorded in OCI but are recognized as a regulatory asset or liability. Ineffective portions of changes in the fair value of these contracts are recognized in current earnings.

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

      Consistent with rate and accounting orders of regulatory authorities, deferred income taxes are not currently collected for those temporary income tax differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. NW Natural has recorded a regulatory tax asset for amounts pending recovery from customers in future rates. These amounts are primarily differences between the book and tax bases of net utility plant in service. This asset balance was $48.0 million and $48.5 million at Dec. 31, 2002 and 2001, respectively.

      Investment tax credits on utility property additions and leveraged leases, which reduce income taxes payable, are deferred for financial statement purposes and are amortized over the life of the related property or lease. Investment and energy tax credits generated by non-regulated subsidiaries are amortized over a period of one to five years.

Other Income (Expense)
----------------------

      Other income (expense) consists of interest income, gain on sale of assets, investment income of Financial Corporation, the loss provision related to costs incurred in connection with the effort to acquire Portland General Electric Company (PGE) and other miscellaneous income from merchandise sales, rents, an aircraft lease and other items.

Earnings Per Share
------------------

      Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Diluted earnings per share reflect the potential effects of the conversion of convertible debentures and the exercise of stock options. Diluted earnings are calculated as follows:

      Thousands, except per share amounts             2002     2001     2000
      -------------------------------------------------------------------------

      Earnings applicable to common stock - basic    $41,512  $47,786   $47,768
        Debenture interest less taxes                    285      370       389
                                                     -------  -------   -------
      Earnings applicable to common stock - diluted  $41,797  $48,156   $48,157
                                                     =======  =======   =======
      Average common shares outstanding - basic       25,431   25,159    25,183
        Stock options                                     59       32        13
        Convertible debentures                           324      421       442
                                                     -------  -------   -------
      Average common shares outstanding - diluted     25,814   25,612    25,638
                                                     =======  =======   =======
      Earnings per share of common stock - basic     $  1.63  $  1.90   $  1.90
                                                     =======  =======   =======
      Earnings per share of common stock - diluted   $  1.62  $  1.88   $  1.88
                                                     =======  =======   =======

Stock-Based Compensation
------------------------

      The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for the fair value of its stock-based awards. However, the Company recognizes compensation expense for the market value of stock awards granted under its Long-Term Incentive Plan (LTIP) in the period when performance shares are earned (see Note 4). The Company has elected to continue using the intrinsic value method of accounting for its stock-based awards rather than changing to the fair value method of accounting until a uniform method of valuing and expensing stock options is promulgated by the FASB.

2. CONSOLIDATED SUBSIDIARY OPERATIONS AND SEGMENT INFORMATION:
--------------------------------------------------------------

      At Dec. 31, 2002, the Company had two direct wholly-owned subsidiaries, Financial Corporation and Northwest Energy. Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE had been completed.

      The Company principally operates in a segment of business, "Utility," consisting of the distribution of natural gas. Another segment, "Gas Storage," primarily represents natural gas storage services provided to upstream interstate customers using storage capacity that has been developed in advance of core utility customers' requirements. The remaining segment, "Other," primarily consists of non-regulated investments in alternative energy projects in California and a Boeing 737-300 aircraft leased to Continental Airlines, and deferred costs relating to the acquisition of PGE (see Note 9).

NNG Financial Corporation
-------------------------

      Financial Corporation has several financial investments, including investments as a limited partner in solar electric generating systems, windpower electric generating projects and low-income housing projects. Financial Corporation disposed of its remaining interests in certain gas producing properties in the western United States in 2000 and its partnership interest in a hydroelectric generating project in 2001.

Gas Storage
-----------

      Gas storage services are provided to interstate customers using storage capacity that has been developed in advance of core utility customers' requirements. NW Natural retains 80 percent of the income before tax from gas storage services and credits the remaining 20 percent to a deferred regulatory account for sharing with its core utility customers.

      NW Natural also receives revenues, after deducting for amounts shared with core utility customers, from a contract with an independent energy trading company that seeks to optimize the use of NW Natural's assets by trading temporarily unused portions of its gas storage and upstream pipeline transportation capacity.

Canor Energy, Ltd.
------------------

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

Segment Information
-------------------

      The following table presents information about reportable segments for 2002, 2001 and 2000. Inter-segment transactions are insignificant.

                                                      Gas
       Thousands                          Utility   Storage   Other    Total
       ------------------------------------------------------------------------
       2002
       ----
       Net operating revenues           $  279,414  $ 7,944  $   186 $  287,544
       Depreciation and amortization        51,693      396        1     52,090
       Other operating expenses            118,156      962       78    119,196
       Income from operations              109,565    6,586      107    116,258
       Income from financial
        investments                              -        -      988        988
       Loss provision for PGE
        transaction costs                        -        -   (8,414)    (8,414)
       Net income (loss)                    47,336    3,646   (7,190)    43,792
       Total assets at Dec. 31, 2002     1,308,291   16,403   18,097  1,342,791

       2001
       ----

       Net operating revenues           $  271,473  $ 4,368  $   170 $  276,011
       Depreciation and amortization        49,413      227        -     49,640
       Other operating expenses
        (income)                           115,708      489      (37)   116,160
       Income from operations              106,352    3,652      207    110,211
       Income (loss) from financial
       investments                               -        -     (321)      (321)
       Net income                           47,313    2,112      762     50,187
       Total assets at Dec. 31, 2001     1,391,156   14,243   29,623  1,435,022

       2000
       ----

       Net operating revenues           $  257,361  $   258  $   331 $  257,950
       Depreciation and amortization        47,430       10        -     47,440
       Other operating expenses            106,027       81       60    106,168
       Income from operations              103,904      167      271    104,342
       Income (loss) from financial
       investments                               -        -     (221)      (221)
       Net income from continuing
        operations                          47,519      102      191     47,812
       Gain on sale of discontinued
        segment                                  -        -    2,412      2,412
       Total assets at Dec. 31, 2000     1,252,747    4,919   21,047  1,278,713

3.    CAPITAL STOCK:
--------------------

Common Stock
------------

      At Dec. 31, 2002, NW Natural had reserved 148,415 shares of common stock for issuance under the Employee Stock Purchase Plan, 384,502 shares for future conversions of its 7-1/4% Convertible Debentures, 568,665 shares under its Dividend Reinvestment and Stock Purchase Plan, 1,892,014 shares under its Restated Stock Option Plan (see Note 4), and 3,000,000 shares under the Shareholder Rights Plan.

Redeemable Preference Stock
---------------------------

      On Dec. 31, 2002, NW Natural redeemed all 250,000 shares of its $6.95 Series of Redeemable Preference Stock with proceeds from the sale of commercial paper.

Redeemable Preferred Stock
--------------------------

      The mandatory preferred stock redemption requirements aggregate $0.8 million in each of 2003, 2004, 2005, 2006 and 2007. These requirements are non-cumulative. At any time NW Natural is in default on any of its obligations to make the prescribed sinking fund payments, it may not pay cash dividends on the common stock. Upon involuntary liquidation, all series of redeemable preferred stock are entitled to their stated value.

      The redeemable preferred stock is callable at stipulated prices, plus accrued dividends. On or after May 1, 2002, shares of the $7.125 Series are redeemable at a price of $102.850 per share, decreasing each year thereafter to $100 per share on or after May 1, 2008.

Stock Repurchase Program
------------------------

      In May 2000, the Company commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program which has been extended through May 2003. The purchases are made in the open market or through privately negotiated transactions. Since the program's inception the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

Restated Stock Option Plan
--------------------------

      At the Company's Annual Meeting in May 2002, the shareholders approved an amendment to the Restated Stock Option Plan that increased the total number of shares authorized for option grants from 1,200,000 to 2,400,000 shares. At Dec. 31, 2002, options on 1,428,200 shares were available for grant and options to purchase 463,814 shares were outstanding.

      The following table shows the changes in the number of shares of NW Natural's capital stock and the premium on common stock for the years 2002, 2001 and 2000:

                                      -----------Shares-------------- Premium-on
                                                Redeemable Redeemable  common
                                         Common preference preferred   stock
                                         stock    stock     stock    (thousands)
                                      ---------- --------- ---------- ---------
      Balance, Dec. 31, 1999          25,091,938  250,000   105,643  $  234,608
         Sales to employees               14,696        -         -         278
         Sales to stockholders           199,920        -         -       3,769
         Exercise of stock
            options - net                  5,990        -         -          81
         Conversion of convertible
            debentures to common          29,580        -         -         495
         Stock repurchases              (108,700)       -         -      (1,016)
         Sinking fund purchases                -        -    (8,143)          -
                                      ---------- --------  --------  ----------

      Balance, Dec. 31, 2000          25,233,424  250,000    97,500     238,215
         Sales to employees               30,952        -         -         498
         Sales to stockholders           177,624        -         -       3,854
         Exercise of stock
            options - net                 12,289        -         -         110
         Conversion of convertible
            debentures to common          20,485        -         -         343
         Stock repurchases              (246,700)       -         -      (2,323)
         Sinking fund purchases                -        -    (7,500)          -
                                      ---------- --------  --------  ----------

      Balance, Dec. 31, 2001          25,228,074  250,000   90,000      240,697
         Sales to employees               42,862        -         -         748
         Sales to stockholders           157,288        -         -       3,854
         Exercise of stock
            options - net                 61,020        -         -       1,105
         Conversion of convertible
            debentures to common          97,069        -         -       1,624
         Sinking fund purchases                -        -    (7,500)          -
         Redemption                            - (250,000)        -           -
                                      ---------- --------  --------  ----------
      Balance, Dec. 31, 2002          25,586,313        -    82,500  $  248,028
                                      ========== ========  ========  ==========

4.    STOCK-BASED COMPENSATION:
-------------------------------

      NW Natural has the following stock-based compensation plans: the Long-Term Incentive Plan (LTIP); the Restated Stock Option Plan (Restated SOP) (formerly the 1985 Stock Option Plan); the Employee Stock Purchase Plan
      (ESPP); and the Non-Employee Directors Stock Compensation Plan (NEDSCP). These plans are designed to promote stock ownership in NW Natural by employees, officers and directors.

      NW Natural's shareholders approved the LTIP effective Jan. 1, 2001, to provide a flexible, competitive compensation program for eligible officers. An aggregate of 500,000 shares of common stock was authorized for grants under the LTIP as stock bonus, restricted stock or performance-based stock awards. Shares awarded under the LTIP are purchased on the open market. To date, NW Natural has granted three performance-based awards, one based on a two-year performance period (2001-02) and two based on three-year performance periods (2001-03 and 2002-04), and a restricted stock award. The aggregate target awards for each of the two-year (2001-02) and three-year (2001-03) performance-based award periods were 26,000 shares and the maximum awards were 52,000 shares. The aggregate target and maximum awards for the three-year performance-based award period (2002-04) were 29,000 and 58,000 shares, respectively. Final awards depend on the attainment of certain return on equity performance goals. At Dec. 31, 2002, the two-year performance-based award covering the period 2001-02 lapsed because the performance-based measures were not achieved. The restricted stock award consists of 4,500 shares granted in 2001 with a vesting period of 65 months. The LTIP stock awards are compensatory awards for which compensation expense is accrued based upon the market value of performance shares earned, or a pro rata amortization over the vesting period for restricted shares.

      The Restated SOP authorizes an aggregate of 2,400,000 shares of common stock for issuance as incentive or non-statutory stock options. These options may be granted only to officers and key employees designated by a committee of NW Natural's Board of Directors. All options are granted at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. Option holders may exchange shares they have owned for at least six months, at the current market price, to purchase shares at the option price. Since inception in 1985, options on 1,100,921 shares of common stock have been granted at prices ranging from $11.75 to $27.875 per share, and options on 129,121 shares have expired.

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

                                                      2002      2001      2000
                                                      ----      ----      ----
       Earnings applicable to common stock ($000):
       -------------------------------------------
          As reported                               $41,512   $47,786   $47,768
          Deduct:  total stock-based compensation
          expense determined under fair value
          based method  - net of tax                   (478)     (338)     (353)
                                                    -------   -------   -------
          Pro forma                                 $41,034   $47,448   $47,415
                                                    =======   =======   =======

       Basic earnings per share
       ------------------------
          As reported                               $  1.63   $  1.90   $  1.90
          Pro forma                                 $  1.61   $  1.89   $  1.88
       Diluted earnings per share
       --------------------------
          As reported                               $  1.62   $  1.88   $  1.88
          Pro forma                                 $  1.60   $  1.87   $  1.86

      The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2002      2001      2000
                                                      ----      ----      ----
          Dividend yield                               4.8%      4.9%      4.7%
          Expected volatility                         29.1%     31.0%     31.4%
          Risk-free interest rate                      3.6%      5.2%      5.2%
          Expected life (years)                           7         7         7
          Present value of options granted          $ 20.49   $ 17.34   $ 14.18

      Information regarding the Restated SOP's activity is summarized as follows:

                                                      Price per Share
                                                  ------------------------
                                                                 Weighted
                                         Shares      Range        Average
                                        ----------------------------------

       Balance, Dec. 31, 1999          290,212   $16.59-27.875   $ 24.08
           Granted                     153,000    20.25-22.875     20.36
           Exercised                   (14,207)   16.59-24.00      22.63
           Expired                     (13,000)   20.25-27.875     24.36
                                       -------
       Balance, Dec. 31, 2000          416,005    20.17-27.875     22.75

           Granted                      15,000       24.91         24.91
           Exercised                   (12,289)   20.17-20.92      20.36
           Expired                     (31,625)   20.25-27.875     24.31
                                       -------
       Balance, Dec. 31, 2001          387,091    20.25-27.875     22.79

           Granted                     163,750    26.07-27.85      26.35
           Exercised                   (68,827)   20.25-27.875     21.74
           Expired                     (18,200)   20.25-27.875     25.43
                                       -------
       Balance, Dec. 31, 2002          463,814    20.25-27.875     24.10

      The weighted average characteristics of outstanding stock options at Dec. 31, 2002 were as follows:

                   Outstanding Options                  Exercisable Options
            ------------------------------------------------------------------
              Range of                                              Weighted
              Exercise                 Remaining                     Average
               Prices         Shares   Life (Years)   Shares         Price
            ------------------------------------------------------------------
            $20.25-27.875    463,814     6.64         244,864        $23.31

      The ESPP, as amended in 2000, allows employees to purchase common stock at 85 percent of the opening market price on the subscription date which is set annually. Each eligible employee may purchase up to 900 shares through payroll deduction over a six to 12-month period.

      Non-employee directors of the Company are awarded approximately $100,000 worth of the Company's common stock upon joining the Board pursuant to NW Natural's NEDSCP. These initial awards vest in monthly installments over the five calendar years following the award. On Jan. 1 of each year thereafter, non-employee directors are awarded an additional $20,000 of common stock which vests in monthly installments in the fifth year following the award (after the previous award has fully vested). All awards vest immediately upon a change in control of the Company. Unvested shares are forfeited if the recipient ceases to be a director. The shares awarded are purchased in the open market by the Company at the time of award. Directors may elect to defer unvested shares into their stock accounts under the Directors Deferred Compensation Plan. Non-employee directors also may elect to receive shares of common stock instead of a cash payment for their fees and retainers under a separate plan.

5.    LONG-TERM DEBT:
---------------------

      The issuance of first mortgage debt, including secured medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by property additions, adjusted net earnings and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on substantially all of NW Natural's utility property.

      The 7-1/4% Series of Convertible Debentures may be converted at any time into 50-1/4 shares of common stock for each $1,000 face value ($19.90 per share).

      The maturities for the five years ending Dec. 31, 2007 on the long-term debt outstanding at Dec. 31, 2002 amount to: $20 million in 2003, no maturity in 2004, $15 million in 2005, $8 million in 2006 and $29.5 million in 2007. Holders of certain medium-term notes have put options that, if exercised, would accelerate the maturity of long-term debt by $10 million and $20 million in 2005 and 2007, respectively.

6.    NOTES PAYABLE AND LINES OF CREDIT:
---------------------------------------

      The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural. The amounts and average interest rates of commercial paper debt outstanding at Dec. 31 were as follows:

                                      --------2002-----    ---------2001------
       Thousands                        Amount    Rate        Amount     Rate
       -----------------------------------------------------------------------

       NW Natural                     $ 69,802     1.4%     $ 108,291    2.6%
       Financial Corporation                 -                     -
                                      --------              --------
       Total                          $ 69,802              $ 108,291
                                      ========              =========

      NW Natural has lines of credit with four commercial banks totaling $150 million. Half of the credit with each bank, totaling $75 million, is committed and available through Sept. 30, 2003, and the other $75 million is committed and available through Sept. 30, 2004. In addition, Financial Corporation has available through Sept. 30, 2003, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

      Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit, if any, are based on current market rates. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of Dec. 31, 2002 or 2001.

      NW Natural's lines of credit require that credit ratings be maintained in effect at all times and that notice be given of any change in its senior unsecured debt ratings. A change in NW Natural's credit rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the lines of credit. However, interest rates on any loans outstanding under NW Natural's bank lines are tied to credit ratings, which would increase or decrease the cost of bank debt, if any, when ratings are changed. The lines of credit require that the Company maintain an indebtedness to total capitalization ratio, as defined in the credit agreements, of 65 percent or less. Also, effective Oct. 1, 2002, the lines of credit require the Company to maintain a net worth at least equal to 80 percent of its net worth at Sept. 30, 2002, plus 50 percent of the Company's net income for each subsequent fiscal quarter. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. At Dec. 31, 2002, the Company was in compliance with both the debt to total capital covenant and the minimum net worth covenant.

7.    PENSION AND OTHER POSTRETIREMENT BENEFITS:
-----------------------------------------------

      NW Natural has two qualified non-contributory defined benefit pension plans covering all regular employees with more than one year of service, a non-qualified supplemental pension plan for eligible executive officers and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the three-year period ended Dec. 31, 2002 and a statement of the funded status and amounts recognized in the consolidated balance sheets as of Dec. 31, 2002, 2001 and 2000:

                                                       Pension Benefits                Other Postretirement Benefits
                                         --------------------------------------     ----------------------------------

      Thousands                              2002          2001          2000          2002         2001        2000
      ---------                              ----          ----          ----          ----         ----        ----
      Change in benefit obligation:
        Benefit obligation at Jan. 1     $  166,751    $  146,802    $  136,198     $  16,987   $   14,069   $   11,902
        Service cost                          4,637         3,964         3,475           395          325          234
        Interest cost                        11,807        11,332        10,312         1,174        1,116          995
        Expected benefits paid               (9,453)       (9,152)       (8,035)         (979)        (942)        (878)
        Plan amendments                           -         1,838            12          (300)           -            -
        Net actuarial (gain) loss            11,382        11,967         4,840         1,180        2,419        1,816
                                         ----------    ----------    ----------     ---------   ----------   ----------
        Benefit obligation at Dec. 31       185,124       166,751       146,802        18,457       16,987       14,069
                                         ----------    ----------    ----------     ---------   ----------   ----------

      Change in plan assets:
        Fair value of plan assets
          at Jan. 1                         168,964       190,451       193,427             -            -            -
        Actual return on plan assets        (17,082)      (13,077)        4,351             -            -            -
        Employer contributions                  735           742           708           979          942          878
        Benefits paid                        (9,453)       (9,152)       (8,035)         (979)        (942)        (878)
                                         ----------    ----------    ----------     ---------   ----------   ----------
        Fair value of plan assets
          at Dec. 31                        143,164       168,964       190,451             -            -            -
                                         ----------    ----------     ----------    ---------   ----------   ----------

      Funded status:
        Funded status at Dec. 31            (41,960)        2,212        43,649       (18,457)     (16,987)     (14,069)
        Unrecognized transition
          obligation                              -           351           701         4,226        4,795        5,232
        Unrecognized prior service cost       7,371         8,575         8,022             -          172          191
        Unrecognized net actuarial
           (gain) loss                       42,060        (2,956)      (47,661)        4,437        3,405        1,061
                                         ----------    ----------     ---------     ---------   ----------   ----------
        Net amount recognized            $    7,471    $    8,182     $   4,711     $  (9,794)  $   (8,615)  $   (7,585)
                                         ==========    ==========     =========     =========   ==========   ==========

      Amounts recognized in the
           consolidated balance
           sheets at Dec. 31:
        Prepaid benefit cost             $   17,339    $   17,211     $  13,150     $       -   $        -   $        -
        Accrued benefit liability           (18,741)       (9,346)       (8,932)       (9,794)      (8,615)      (7,585)
        Intangible asset                      4,438           169           493             -            -            -
        Other comprehensive loss              4,435           148           -               -            -            -
                                         ----------    ----------     ---------     ---------   ----------   ----------
        Net amount recognized            $    7,471    $    8,182     $   4,711     $  (9,794)  $   (8,615)  $   (7,585)
                                         ==========    ==========     =========     =========   ==========   ==========

      The Company's qualified defined benefit pension plans had an accumulated benefit obligation in excess of plan assets at Dec. 31, 2002. The plans' aggregate accumulated benefit obligation was $172 million, $156 million and $136 million at Dec. 31, 2002, 2001 and 2000, respectively. Plan assets were $143 million, $169 million and $190 million, respectively. The fair value of plan assets declined from Dec. 31, 2001 to Dec. 31, 2002 due to $15 million in investment losses, $9.8 million in withdrawals to pay benefits and $1.0 million in eligible expenses of the plans. The combination of investment returns and cash contributions is expected to provide sufficient funds to cover all benefit obligations of the plans; the Company expects to make cash contributions to the plans totaling $1.9 million for the 2003 plan year.

      The Company's non-qualified supplemental pension plan had an accumulated benefit obligation in excess of plan assets for each of the periods presented. The plan's aggregate accumulated benefit obligation was $12.8 million, $10.7 million and $10.4 million at Dec. 31, 2002, 2001 and 2000, respectively. There were no plan assets in the non-qualified plan due to the nature of the plan, but the Company funds its obligation with trust-owned life insurance. The amount of the life insurance coverage is designed to provide sufficient returns to cover the benefit obligations and other costs of the plan.

      The Company's plans for providing postretirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans was $18.5 million, $17.0 million and $14.1 million at Dec. 31, 2002, 2001 and 2000, respectively.

      The following tables provide the components of net periodic cost (benefit) for the plans for the years ended Dec. 31, 2002, 2001 and 2000, and the assumptions used in the measurement of these costs and the Company's benefit obligations:

                                         ------------------------------------------------------------------------------
                                                      Pension Benefits                 Other Postretirement Benefits
                                         ------------------------------------------------------------------------------

       Thousands                               2002          2001          2000         2002         2001         2000
       ---------                               ----          ----          ----         ----         ----         ----

       Service cost                      $   4,637     $   3,964     $   3,475      $   395     $    325     $    234
       Interest cost                        11,807        11,332        10,312        1,174        1,116          995
       Expected return on plan assets      (16,335)      (17,198)      (16,056)           -            -            -
       Amortization of transition
          obligation                           351           351           334          436          436          436
       Amortization of prior
           service cost                      1,204         1,284         1,174            6           19           19
       Recognized actuarial
          (gain) loss                         (216)       (2,464)       (3,449)         147           75            -
                                           ----------------------------------------------------------------------------
       Net periodic cost (benefit)       $   1,448     $  (2,731)    $  (4,210)     $ 2,158     $  1,971     $  1,684
                                         ==============================================================================

     Weighted average assumptions
       as of Dec. 31:
       Discount rate                          6.75%         7.25%        7.50%        6.75%        7.25%        7.50%
       Expected return on plan assets         8.00%         9.00%        9.00%          n/a          n/a          n/a
       Rate of compensation increase     4.25-5.00%    4.25-5.00%   4.25-5.00%          n/a          n/a          n/a

     ------------------------------------------------------------------------------------------------------------------


      The assumed annual trend rates used in measuring postretirement benefits as of Dec. 31, 2002 were 10 percent for medical and 15 percent for prescription drugs. Medical costs were assumed to decrease gradually each year to a rate of 4.5 percent for 2008, while prescription drug costs were assumed to decrease gradually each year to a rate of 4.5 percent for 2013.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

                                                                   1%       1%
       Thousands                                              Increase Decrease

       ------------------------------------------------------------------------
       Effect on the total service and interest cost
          components of net periodic postretirement
          health care benefit cost                            $   45   $   (45)
       Effect on the health care component of the
          accumulated postretirement benefit obligation       $  488   $  (476)

       ------------------------------------------------------------------------

      NW Natural's Retirement K Savings Plan (RKSP) is a qualified defined contribution plan under Internal Revenue Code Section 401(k). NW Natural also has a non-qualified deferred compensation plan for eligible officers and senior managers. These plans are designed to enhance the retirement program of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly. NW Natural's matching contributions to these plans totaled $1.4 million in 2002 and $1.3 million in both 2001 and 2000.

      Effective Jan. 1, 2002, the RKSP was amended to establish an Employee Stock Ownership Plan (ESOP) within the RKSP by converting the existing RKSP Company Stock Fund into an ESOP. This amendment allowed the Company to claim a tax benefit of $0.2 million in 2002 for the dividends paid on the Company's common stock held by the ESOP. In order to claim this deduction, the Company was required to allow RKSP participants the option of receiving the dividends paid on the Company's common stock in the ESOP account in cash rather than having the dividends automatically reinvested (see Note 8).

8.    INCOME TAXES:
------------------

      A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:

      Thousands                                                        2002               2001              2000
      -----------------------------------------------------------------------------------------------------------------

      Computed income taxes based on statutory federal income
      tax rate of 35%                                               $  23,533          $  27,209          $  26,124

      Increase (reduction) in taxes resulting from:
           Difference between book and tax depreciation                   222                222                222
           Current state income tax, net of federal tax benefit         2,299              2,672              2,622
           Federal income tax credits                                    (362)              (362)              (357)
           Amortization of investment tax credits                        (858)              (855)              (855)
           Gains on Company and trust-owned life insurance               (487)              (576)              (611)
           Removal costs                                                 (573)              (508)              (480)
           Reversal of amounts provided in prior years                   (240)               (72)               (25)
           Deduction for dividends paid on certain employer
              securities to an ESOP                                      (204)                 -                  -
           Other - net                                                    114               (177)               189
                                                                    ---------          ---------          ---------
      Total provision for income taxes                              $  23,444          $  27,553          $  26,829
                                                                    =========          =========          =========

      Total income taxes paid                                       $  33,474          $  25,201          $  22,552
                                                                    =========          =========          =========

      The provision for income taxes consists of the following:

      Thousands                                                        2002               2001               2000
      -------------------------------------------------------------------------------------------------------------

      Income taxes currently payable:

           Federal                                                  $   9,377          $  32,682          $  18,228
           State                                                        1,239              5,912              2,444
                                                                    ---------          ---------          ---------
                Total                                                  10,616             38,594             20,672
                                                                    ---------          ---------          ---------
      Deferred taxes - net:
           Federal                                                     11,476             (8,606)             7,495
           State                                                        2,210             (1,580)              (483)
                                                                    ---------          ---------          ---------
                Total                                                  13,686            (10,186)             7,012
                                                                    ---------          ---------          ---------
      Investment and energy tax credits restored:
           From utility operations                                       (800)              (800)              (800)
           From subsidiary operations                                     (58)               (55)               (55)
                                                                    ---------          ---------          ---------
                Total                                                    (858)              (855)              (855)
                                                                    ---------          ---------          ---------

      Total provision for income taxes                              $  23,444          $  27,553          $  26,829
                                                                    =========          =========          =========
      Percentage of pretax income                                       34.9%              35.4%              35.9%
                                                                    =========          =========          =========





                Deferred tax assets and liabilities are comprised of the following:

      Thousands                                                                           2002              2001
      ------------------------------------------------------------------------------------------------------------

      Deferred tax liabilities:

           Plant and property                                                          $  96,525          $  84,976
           Regulatory income tax asset                                                    47,975             48,469
           Regulatory liabilities                                                            319                  -
           Other deferred liabilities                                                      6,569              7,645
                                                                                       ---------          ---------
                Total                                                                    151,388            141,090
                                                                                       ---------          ---------

      Deferred tax assets:
           Regulatory assets                                                                   -              2,270
           Minimum pension liability                                                       1,883                  -
           Other deferred assets                                                           7,773              8,396
                                                                                       ---------          ---------
                Total                                                                      9,656             10,666
                                                                                       ---------          ---------
      Net accumulated deferred income tax liability                                    $ 141,732          $ 130,424
                                                                                       =========          =========

      A $1.9 million tax benefit associated with a charge related to accrual of minimum pension liability was recorded in OCI for the year ended Dec. 31, 2002.

9.    PROPERTY AND INVESTMENTS:
------------------------------

      The following table sets forth the major classifications of NW Natural's utility plant and accumulated depreciation at Dec. 31:

                                              2002                     2001
                                      ----------------------   -----------------------
                                                  Average                  Average
                                                 Depreciation             Depreciation
       Thousands                        Amount      Rate         Amount     Rate
       -------------------------------------------------------------------------------
       Transmission and distribution  $1,254,624     3.4%       $1,196,824    3.4%
       Utility storage                   107,110     2.7%          106,500    2.6%
       General                            83,878     6.3%           80,411    6.0%
       Intangible and other               53,291     4.3%           50,274    5.8%
                                      ----------                ----------
           Utility plant in service    1,498,903     3.5%        1,434,009    3.5%
       Gas stored long-term               11,301                    11,301
       Construction work in progress      29,761                    19,769
                                      ----------                ----------
           Total utility plant         1,539,965                 1,465,079
       Less accumulated depreciation     560,798                   514,299
                                      ----------                ----------
           Utility plant-net          $  979,167                $  950,780
                                      ==========                ==========

        The following table summarizes the Company's investments in non-utility plant at Dec. 31:

       Thousands                                    2002         2001
       ------------------------------------------------------------------------

       Non-utility storage                        $17,037      $14,480
       Dock, land, oil station and other            3,795        3,723
                                                  -------      -------
         Total non-utility plant                   20,832       18,203
       Less accumulated depreciation                4,404        4,007
                                                  -------      -------
        Non-utility plant - net                   $16,428      $14,196
                                                  =======      =======
       ------------------------------------------------------------------------

      The following table summarizes the Company's investments in entities accounted for under the equity and cost methods, and its investment in an aircraft leveraged lease at Dec. 31:

       Thousands                                    2002         2001
       ------------------------------------------------------------------------

       Deferred costs for pending purchase
          of PGE, net of loss provision           $     -      $ 9,557
       Aircraft leveraged lease                     6,489        6,987
       Gas pipeline and other                       2,950        3,234
       Electric generation                          3,264        3,155
       Long-term notes receivable                       -          300
                                                  -------      -------
        Total investments and other               $12,703      $23,233
                                                  =======      =======
       ------------------------------------------------------------------------

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

      Financial Corporation has a 10 percent ownership interest in a 19-mile interstate natural gas pipeline. NW Natural is the operator of this pipeline.

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

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
-----------------------------------------

      The estimated fair values of NW Natural's financial instruments have been determined using available market information and appropriate valuation methodologies. The following are financial instruments whose carrying values are sensitive to market conditions:

                                                           Dec. 31, 2002                        Dec. 31, 2001
                                                  ---------------------------------    ---------------------------------
                                                      Carrying        Estimated            Carrying        Estimated
          Thousands                                    Amount        Fair Value             Amount        Fair Value
          --------------------------------------------------------------------------------------------------------------

          Redeemable preference stock             $       -        $       -             $  25,000          $  25,347
          Redeemable preferred stock              $   8,250        $   8,333             $   9,000          $   9,256
          Long-term debt including
             amount due within one year           $ 465,945        $ 518,495             $ 418,377          $ 407,239

          --------------------------------------------------------------------------------------------------------------


      Fair value of the redeemable preference stock and the redeemable preferred stock was estimated using quoted market prices. Interest rates for debt with similar terms and remaining maturities were used to estimate fair value for debt issues.

11.   USE OF FINANCIAL DERIVATIVES:
----------------------------------

      NW Natural enters into short-term and long-term natural gas purchase contracts with suppliers, including contracts tied to floating prices. As such, NW Natural is exposed to changes in commodity prices. Natural gas prices are subject to fluctuations due to unpredictable factors including weather, inventory levels, pipeline transportation availability, and the economy, each of which affects short-term supply and demand. As part of its overall strategy to maintain an acceptable level of exposure to gas price fluctuations, NW Natural uses a targeted mix of fixed-rate and cap-protected derivatives to hedge the exposure under floating price gas supply contracts. Swap contracts are used to convert certain long-term gas purchase contracts from floating prices to fixed prices, and call option contracts are used to limit the maximum adverse impact from floating price contracts while retaining the potential favorable impact from declining gas prices. The prices embedded in these commodity hedge contracts are incorporated in NW Natural's annual rate changes, pursuant to its Oregon Purchased Gas Adjustment (PGA) tariff, thereby limiting customers' exposure to frequent changes in purchased gas costs. The estimated fair value gains and losses from commodity hedge contracts are recorded as a derivative asset or liability, and are offset by a corresponding amount recorded to a deferred regulatory asset or liability account for the effective portion of each hedge contract. The actual gains and losses realized at settlement of the hedge contract are used to offset the actual purchase cost from NW Natural's physical supply contract.

      Certain natural gas purchases from Canadian suppliers are invoiced in Canadian dollars, including both commodity and demand charges, thereby exposing NW Natural to adverse changes in foreign currency rates. Foreign currency forward contracts are used to minimize the impact of fluctuations in currency rates. Foreign currency contracts for commodity costs are purchased on a month-to-month basis because the Canadian cost is priced at the average noonday exchange rate for each month. Foreign currency contracts for demand costs have terms ranging up to 24 months. The gains and losses on the shorter-term currency contracts for commodity costs are recognized immediately in cost of gas. The gains and losses on the longer-term currency contracts for demand charges are subject to a regulatory deferral tariff and, as such, are recorded as a derivative asset or liability which is offset by a corresponding amount to a deferred asset or liability account.

      NW Natural did not use any derivative instruments to hedge oil or propane prices or interest rates during 2002 or 2001.

      At Dec. 31, 2002, NW Natural had the following derivatives outstanding covering its exposures to commodity and foreign currency prices: a series of 18 natural gas price swap contracts, three natural gas call option contracts, and 83 foreign currency forward contracts. Each of these contracts was designated as a cash flow hedge. NW Natural also had one physical natural gas supply contract with an embedded derivative, which did not qualify as a normal purchase or sales contract. The estimated fair values and the notional amounts of derivative instruments outstanding were as follows:

                                                                              Dec. 31, 2002               Dec. 31, 2001
                                                                         -------------------------  -------------------------
                                                                          Fair Value    Notional     Fair Value     Notional
          Thousands                                                       Gain (Loss)    Amount      Gain (Loss)     Amount
          -------------------------------------------------------------------------------------------------------------------

            Fixed-price natural gas commodity swaps                       $ 11,422     $ 159,724     $ (110,935)   $ 254,209
            Fixed-price natural gas call options                               717        18,084           (832)       6,390
            Physical natural gas supply contract with embedded option          448         2,754              -            -
            Foreign currency forward purchase contracts                       (161)       15,525           (101)      10,223
                                                                          ------------------------  -------------------------
                   Total                                                  $ 12,426     $ 196,087     $ (111,868)   $ 270,822
                                                                         =========================  =========================


      In 2002, NW Natural realized net losses of $75.5 million from the settlement of natural gas commodity swap and call option contracts, which were recorded as increases to the cost of gas, compared to net gains of

      $57.6 million during 2001. The currency exchange rate in all foreign currency forward purchase contracts is included in NW Natural's cost of gas at settlement; therefore, no gain or loss was recorded from the settlement of those contracts. The change in value of cash flow hedge contracts, not included in regulatory recovery, is included in OCI. In 2002 and 2001, the Company recognized a $0.2 million gain and a $0.2 million loss, respectively, in OCI from these changes in value of cash flow hedge contracts.

      The fair value of derivative instruments at Dec. 31, 2002 (see table above) was determined using estimated or quoted market prices for the periods covered by the contracts. Market prices for the natural gas commodity-price swap and call option contracts were obtained from external sources. NW Natural reviews these third-party valuations for reasonableness using fair value calculations for other contracts with similar terms and conditions. The market prices for the foreign currency forward contracts were based on currency exchange rates quoted by The Bank of Canada.

      As of Dec. 31, 2002, NW Natural had two natural gas commodity swap contracts extending beyond Dec. 31, 2003, but none extends beyond Oct. 31, 2004. None of the natural gas commodity call option contracts extends beyond March 31, 2003.

12.   COMMITMENTS AND CONTINGENCIES:
-----------------------------------

      Lease Commitments
      -----------------

      The Company leases land, buildings and equipment under agreements that expire in various years through 2006. Rental expense under operating leases was $4.8 million, $4.7 million and $4.9 million for the years ended Dec. 31, 2002, 2001 and 2000, respectively. The table below reflects the future minimum lease payments due under non-cancelable leases at Dec. 31, 2002. Such payments total $13.8 million for operating leases. The net present value of payments on capital leases less imputed interest was $0.2 million. These commitments principally relate to the lease of the Company's office headquarters, underground gas storage facilities, vehicles and computer equipment.

                                                             Later
      Millions                  2003  2004  2005  2006  2007  years
      -------------------------------------------------------------

      Operating leases          $2.9  $2.7  $2.6  $1.0  $0.3  $4.3
      Capital leases             0.2     -     -     -     -     -
                                ----  ----  ----  ----  ----  ----
      Minimum lease payments    $3.1  $2.7  $2.6  $1.0  $0.3  $4.3
                                ====  ====  ====  ====  ====  ====

      Purchase Commitments
      --------------------

      NW Natural has signed agreements providing for the availability of firm pipeline capacity under which it must make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies. In addition, NW Natural has entered into long-term sale agreements to release firm pipeline capacity. The aggregate amounts of these agreements were as follows at Dec. 31, 2002:

                                                       Capacity    Capacity
                                                       Purchase     Release
          Thousands                                  Agreements  Agreements
          ------------------------------------------------------------------

          2003                                        $  75,112    $  3,698
          2004                                           44,064       3,536
          2005                                           40,201       3,382
          2006                                           35,912       3,235
          2007                                           34,380       3,092
          2008 through 2023                             152,093       8,047
                                                      ----------   ---------
             Total                                      381,762      24,990
             Less:  Amount representing interest         92,130       4,687
                                                      ----------   ---------
             Total at present value                   $ 289,632    $ 20,303
                                                      ==========   =========

      NW Natural's total payments of fixed charges under capacity purchase agreements in 2002, 2001 and 2000 were $86.2 million, $86.5 million and $81.5 million, respectively. Included in the amounts for 2002, 2001 and 2000 were reductions for capacity release sales of $4.2 million, $3.8 million and $3.8 million, respectively. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements. NW Natural also has a contract commitment to purchase about $10.1 million in gas transmission pipe in 2003 for use in constructing an extension of the pipeline from its Mist storage field.

      Environmental Matters
      ---------------------

      NW Natural owns property in Multnomah County, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Gasco site). The Gasco site has been under investigation by NW Natural for environmental contamination under the Oregon Department of Environmental Quality's (ODEQ) Voluntary Clean-Up Program. NW Natural has recorded liabilities totaling $4.0 million for the estimated costs of investigation and interim remediation at the Gasco site, including consultants' fees, ODEQ oversight reimbursement and legal fees, of which $3.2 million had been spent as of Dec. 31, 2002.

      NW Natural previously owned property adjacent to the Gasco site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). In 2000, the ODEQ issued an order requiring Wacker and NW Natural to determine the nature and extent of releases of hazardous substances to Willamette River sediments from the Wacker site. NW Natural has completed the majority of the studies required under the ODEQ work plan and the agency is reviewing data generated by the studies. NW Natural has recorded a liability of $0.3 million for its estimated costs of the investigation and initial remediation on the Wacker site, of which $0.2 million had been spent as of Dec. 31, 2002.

      In 1998, the ODEQ and the U.S. Environmental Protection Agency (EPA) completed a study of sediments in a 5.5-mile segment of the Willamette River (the Portland Harbor) that includes the area adjacent to the Gasco site and the Wacker site. In 2000, the EPA listed the Portland Harbor as a Superfund site and notified the Company that it is a potentially responsible party. NW Natural recorded liabilities totaling $2.3 million between 2000 and 2002, of which $1.1 million had been spent as of Dec. 31, 2002. The amount of NW Natural's liability is based on estimates of the Company's share of the lower end of a range of probable liability for the costs of the Remedial Investigation/Feasibility Study for the Portland Harbor. Available information is insufficient to determine either the total amount of liability for investigation and remediation of the Portland Harbor or the higher end of a range for NW Natural's estimated share of that liability.

      The City of Portland has notified NW Natural that it is planning a sewer improvement project that would include excavation within the former site of a gas manufacturing plant (the Portland Gas site) that was owned and operated by a predecessor of the Company between 1860 and 1913. The preliminary assessment of this site performed by a consultant for the EPA in 1987 indicated that it could be assumed that by-product tars may have been disposed of on site. The report concluded, however, that it is likely that waste residues from the plant, if present on the site, were covered by deep fill during construction of the nearby seawall bordering the Willamette River and probably have stabilized due to physical and chemical processes. Neither the City of Portland nor the ODEQ has notified NW Natural whether a further investigation or potential remediation might be required on the site in connection with the sewer project. Available information is insufficient to determine either the total amount of liability or a probable range, if any, of potential liability.

      NW Natural has accrued all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable. Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated. NW Natural expects that its costs of further investigation and remediation for which it may be responsible with respect to the Gasco site, the Wacker site, the Portland Harbor site and the Portland Gas site, if any, should be recoverable, in large part, from insurance. At Dec. 31, 2002, NW Natural had a $2.5 million receivable representing an estimate of the environmental costs NW Natural expects to recover from insurance, including $1.4 million that was recorded in 2000 for costs relating to the Gasco site and $1.1 million that was recorded in 2002 for costs relating to the Portland Harbor site. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

      Litigation
      ----------

      In November 2001, NW Natural commenced a lawsuit, (Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et. al.) (United States District Court for the District of Oregon, Case No. CV 01-1620 HU), alleging that the defendants violated obligations regarding the use and disclosure of confidential information and used such information to solicit and secure underground gas storage leases in areas of interest to the Company. Among other remedies, the Company seeks to have a constructive trust imposed on such leases and to require the defendants to assign their interest in such leases to the Company.

      The defendants in this case have asserted counterclaims against the Company alleging that by asserting that the defendants have misused confidential information, the Company improperly interfered with the defendants' business opportunities. The assertions include claims for violation of antitrust laws and the defendants seek $15 million in damages, trebled, plus punitive damages and attorneys' fees. The Company believes these counterclaims are without merit. The litigation is currently in the discovery stage.

      From time to time the Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operations or cash flows.

                          NORTHWEST NATURAL GAS COMPANY
                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dollars                                                        Quarter ended
                                          ------------------------------------------------------

(Thousands, except per share amounts)     March 31       June 30       Sept. 30          Dec. 31             Total
----------------------------------------------------------------------------------------------------  ---------------
2002

Operating revenues                        $278,563      $101,873        $78,717         $182,223          $641,376
Net operating revenues                     110,666        56,564         38,059           82,255           287,544
Net income (loss)                           34,447        (2,992)        (6,008)          18,345            43,792
Basic earnings (loss) per share               1.34         (0.14)         (0.26)            0.70              1.63*
Diluted earnings (loss) per share             1.32         (0.14)         (0.26)            0.69              1.62*

2001

Operating revenues                        $217,341      $118,150        $78,359         $236,402          $650,252
Net operating revenues                      91,653        54,726         37,067           92,565           276,011
Net income (loss)                           25,907         4,865         (4,976)          24,391            50,187
Basic earnings (loss) per share               1.00          0.17          (0.22)            0.94              1.90*
Diluted earnings (loss) per share             0.99          0.17          (0.22)            0.93              1.88*

* Quarterly earnings (loss) per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding has changed in each quarter shown, the sum of quarterly
(loss) earnings per share may not equal earnings per share for the year. Variations in earnings between quarterly periods are due primarily to the seasonal nature of the Company's business.

                             NORTHWEST NATURAL GAS COMPANY
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


     ------------------------------------------------------------------------------------------------------------------------
                       COLUMN A                     COLUMN B              COLUMN C               COLUMN D        COLUMN E
     ------------------------------------------------------------------------------------------------------------------------

                                                                           Additions               Deductions
                                                   Balance at     ---------------------------      ---------        Balance
                                                   beginning       Charged to      Charged to                        at end
                                                       of            costs           other           Net              of
                                                     period       and expenses      accounts       write-offs        period
                                                     ------       ------------      --------       ----------        ------

     Thousands (year ended December 31)

     2002
     ----

        Reserves deducted in balance sheet
        from assets to which they apply:
           Allowance for uncollectible accounts      $  1,962       $  2,876        $     -         $  3,023       $  1,815

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

      Information called for by Part III (Items 10. (Directors and Executive Officers of the Registrant), 11. ( Executive Compensation), and 13. (Certain Relationships and Related Transactions)) is incorporated herein by reference to portions of the Company's definitive proxy statement. See the Additional Item included in Part I for information concerning executive officers of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Certain information called for by Item 12 is incorporated herein by reference to portions of the Company's definitive proxy statement.

      The following table sets forth information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2002:

                                                  (A)                    (B)                         (C)
                                                                                           Number of securities
                                                                                          remaining available for
                                        Number of securities                               future issuance under
                                        to be issued upon           Weighted-average        equity compensation
                                        exercise of                exercise price of         plans (excluding
                                        outstanding options,      outstanding options,    securities reflected in
Plan Category                           warrants and rights       warrants and rights           column (a))
----------------------------------      ------------------------ ----------------------- --------------------------

Equity compensation plans approved by
security holders

     Long-Term Incentive Plan (LTIP)           52,000                    N/A(1)                  443,500

     Restated Stock Option Plan               463,814                  $27.06                  1,428,200

     Employee Stock Purchase Plan              22,599                  $24.10                    125,816

Equity compensation plans not
approved by security holders                       --                      --                         --
                                              -------                                          ---------

                 Total                        538,413                  $24.13                  1,997,516
                                              =======                                          =========

-------------------

 1 Shares issued pursuant to the LTIP do not include an exercise price, but are payable by the Company when the award criteria is satisfied.

ITEM 14.        CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

        Within the 90 days prior to the date of the filing of this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Company's Senior Vice President, Finance, and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer, together with the Company's Senior Vice President, Finance, and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b) Changes in Internal Controls.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

            *(3b.) Bylaws as amended May 23, 2002 (incorporated herein by reference to Exhibit 3 to Form 10-Q for quarter ended June 30, 2002, File No. 0-994).

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

            (4f.(1)) Officers' Certificate dated January 17, 2003 relating to Series B of the Company's Unsecured Medium-Term Notes and supplementing the Officers' Certificate dated June 18, 1993.

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

            (99) Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

            *(10c.) Restated Stock Option Plan, as amended effective May 23, 2002 (incorporated herein by reference to Exhibit 10(a) to Form 10-Q for quarter ended September 30, 2002, File No. 0-994).

            (10e.) Executive Deferred Compensation Plan, effective as of January 1, 1987, Restated as of January 1, 2003.

            *(10f.) Directors Deferred Compensation Plan, effective June 1, 1981, restated as of December 1, 2001(incorporated herein by reference to Exhibit (10f.) to Form 10-K for 2001, File No. 0-994).

            *(10f.-1)   Amendment No. 1 to Directors Deferred Compensation Plan,
                        Restated as of December 1, 2001 (incorporated herein by reference to Exhibit 10 to form 10-Q for quarter ended
                        June 30, 2002, File No. 0-994).

            *(10g.) Form of Indemnity Agreement as entered into between the Company and each director and executive officer (incorporated herein by reference to Exhibit (10g.) to Form 10-K for 1988, File No. 0-994).

            *(10i.) Non-Employee Directors Stock Compensation Plan, as amended effective October 1, 2002 (incorporated herein by reference to Exhibit 10(b) to Form 10-Q for quarter ended September 30, 2002, File No. 0-994).

            (10k.)      Executive Annual Incentive Plan, effective January 1,
                        2003.

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

            (10n.-3) Summary of Compensation Arrangements for Chairman of the Board, March 1, 2003 - February 28, 2005.

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

            (10p.-3) Employment Agreement dated December 20, 2002, between the Company and an executive officer.

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

     (b)  Reports on Form 8-K.

          On October 9, 2002, the Company filed its Current Report on Form 8-K relating to (1) the appointment of a new chief executive officer and director; (2) the renewal of NW Natural's lines of credit; and (3) the Oregon Public Utility Commission's approval of a settlement in NW Natural's conservation tariff proceeding.

          On February 5, 2003, the Company filed its Current Report on Form 8-K relating to the Company's 2002 earnings (unaudited).

-------------------

*Incorporated herein by reference as indicated

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTHWEST NATURAL GAS COMPANY

Date: March 24, 2003                     By:   /s/ Mark S. Dodson
                                             -----------------------------------
                                                   Mark S. Dodson, President
                                                   and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                                    TITLE                           DATE
-------------------------------------------------------------------------------------------------
   /s/ Mark S. Dodson            Principal Executive Officer and Director     March 24, 2003
------------------------------
Mark S. Dodson, President
and Chief Executive Officer


   /s/ Bruce R. DeBolt           Principal Financial Officer                  March 24, 2003
------------------------------
Bruce R. DeBolt
Senior Vice President, Finance,
and Chief Financial Officer


  /s/ Stephen P. Feltz           Principal Accounting Officer                 March 24, 2003
------------------------------
Stephen P. Feltz
Treasurer and Controller


  /s/ John D. Carter             Director    )
------------------------------               )
John D. Carter                               )
                                             )
  /s/ Thomas E. Dewey, Jr.       Director    )
------------------------------               )
Thomas E. Dewey, Jr.                         )
                                             )
  /s/ C. Scott Gibson            Director    )
------------------------------               )
C. Scott Gibson                              )
                                             )
  /s/ Tod R. Hamachek            Director    )
------------------------------               )
Tod R. Hamachek                              )
                                             )
  /s/ Wayne D. Kuni              Director    )
------------------------------               )
Wayne D. Kuni                                )
                                             )
  /s/ Randall C. Pape            Director    )                                March 24, 2003
------------------------------               )
Randall C. Pape                              )
                                             )
  /s/ Richard G. Reiten          Director    )
------------------------------               )
Richard G. Reiten                            )
                                             )
  /s/ Robert L. Ridgley          Director    )
------------------------------               )
Robert L. Ridgley                            )
                                             )
  /s/ Dwight A. Sangrey          Director    )
------------------------------               )
Dwight A. Sangrey                            )
                                             )
  /s/ Melody C. Teppola          Director    )
------------------------------               )
Melody C. Teppola                            )
                                             )
  /s/ Russell F. Tromley         Director    )
------------------------------               )
Russell F. Tromley                           )
                                             )
  /s/ Richard L. Woolworth       Director    )
------------------------------               )
Richard L. Woolworth                         )

                                 CERTIFICATIONS

I, Mark S. Dodson, certify that:

1. I have reviewed this annual report on Form 10-K of Northwest Natural Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                         /s/ Mark S. Dodson
                                         ------------------------------------
                                         Mark S. Dodson
                                         President and Chief Executive Officer

I, Bruce R. DeBolt, certify that:

1. I have reviewed this annual report on Form 10-K of Northwest Natural Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                         /s/ Bruce R. DeBolt
                                         ------------------------------------
                                         Bruce R. DeBolt
                                         Senior Vice President, Finance,
                                         and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------
                                       To
                           Annual Report on Form 10-K
                              For Fiscal Year Ended
                                December 31, 2002


                                                                      Exhibit
                           Document                                   Number
                           --------                                   ----------

*      Restated Articles of Incorporation, as filed                   (3a.)
       June 24, 1988 and amended December 8, 1992, December 1,
       1993 and May 27, 1994

*      Bylaws as amended May 23, 2002                                 (3b.)

*      Mortgage and Deed of Trust, dated as of July 1,                (4a.)
       1946, as supplemented by Supplemental Indenture
       Nos. 1 through 20

*      Indenture, dated as of June 1, 1991, between                   (4d.)
       the Company and Bankers Trust Company

*      Officers' Certificate, dated June 12, 1991,                    (4e.)
       creating Unsecured Medium-Term Notes Series A

*      Officers' Certificate, dated June 18, 1993,                    (4f.)
       creating Unsecured Medium-Term Notes Series B

       Officers' Certificate, dated January 17, 2003,                 (4f.(1))
       relating to Series B of the Company's Unsecured
       Medium-Term Notes and supplementing the
       Officers' Certificate dated June 18, 1993

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

*      Transportation Agreement, dated June 29, 1990,                 (10j.)
       between the Company and Northwest Pipeline
       Corporation

*      Replacement Firm Transportation Agreement,                     (10j.(1))
       dated July 31, 1991, between the Company and Northwest Pipeline Corporation

*      Firm Transportation Service Agreement, dated                   (10j.(2))
       November 10, 1993, between the Company and
       Pacific Gas Transmission Company

*      Service Agreement, dated June 17, 1993, between                (10j.(3))
       Northwest Pipeline Corporation and the Company

*      Firm Transportation Service Agreement, dated                   (10j.(5))
       June 22, 1994, between Pacific Gas Transmission
       Company and the Company

       Statement re computation of per share earnings                 (11)

       Statement re computation of ratios of earnings to fixed        (12)
       charges

       Consent of PricewaterhouseCoopers LLP                          (23)

       Certificate Pursuant to Section 906 of Sarbanes Oxley          (99)
       Act of 2002

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

*      Executive Supplemental Retirement Income                       (10b.)
       Plan, 1995 Restatement

*      1995 Amendment to Executive Supplemental                       (10b.-1)
       Retirement Income Plan (1995 Restatement)

*      Amendment 1998-1 to the Executive                              (10b.-2)
       Supplemental Retirement Income Plan
       (1995 Restatement)

*      ESRIP Change in Control Amendment to the                       (10b.-3)
       Executive Supplemental Retirement Income
       Plan (1995 Restatement)

*      Restated Stock Option Plan, as amended effective               (10c.)
       May 23, 2002

       Executive Deferred Compensation Plan, effective                (10e.)
       January 1, 1987, Restated as of January 1, 2003

*      Directors Deferred Compensation Plan,                          (10f.)
       effective June 1, 1981, restated as of
       December 1, 2001

*      Amendment No. 1 to Directors Deferred Compensation Plan,       (10f.-1)
       Restated as of December 1, 2001

*      Form of Indemnity Agreement entered into between               (10g.)
       the Company and each director and executive officer

*      Non-Employee Directors Stock Compensation                      (10i.)
       Plan, as amended effective October 1, 2002

       Executive Annual Incentive Plan, effective                     (10k.)
       January 1, 2003

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

       Summary of Compensation Arrangements for Chairman              (10n.-3)
       of the Board, March 1, 2003 - February 28, 2005

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

       Employment Agreement dated December 20, 2002,                  (10p.-3)
       between the Company and an executive officer

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


-------------------

* Incorporated by reference