Form 10-Q
period 2003-03-31
NORTHWEST NATURAL GAS CO
filed 2003-05-13
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition period from ___________ to ______________

                            Commission File No. 0-994

                           [LOGO OMITTED][NW NATURAL]

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

At May 8, 2003, 25,663,184 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                 March 31, 2003

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements                                 Page
                                                                          Number

         Consolidated Statements of Income for the three-month
         periods ended March 31, 2003 and 2002                                 3

         Consolidated Statements of Earnings Invested in the Business
         for the three-month periods ended March 31, 2003 and 2002             4

         Consolidated Balance Sheets at March 31, 2003 and 2002
         and Dec. 31, 2002                                                     5

         Consolidated Statements of Cash Flows for the three-month
         periods ended March 31, 2003 and 2002                                 7

         Consolidated Statements of Capitalization at March 31, 2003
         and 2002 and Dec. 31, 2002                                            8

         Notes to Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                              14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

Item 4.  Controls and Procedures                                              25


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                     26

         Signature                                                            26

         Certifications                                                       27

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        Consolidated Statements of Income
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -----------------------
Thousands, except per share amounts                                                 2003         2002
-------------------------------------------------------------------------------------------------------

Operating revenues:
  Gross operating revenues                                                      $ 206,539     $ 278,563
  Cost of sales                                                                   107,951       167,897
                                                                                ---------     ---------
        Net operating revenues                                                     98,588       110,666

Operating expenses:
  Operations and maintenance                                                       24,071        22,169
  Taxes other than income taxes                                                    10,817        12,002
  Depreciation and amortization                                                    13,166        12,814
                                                                                ---------     ---------
        Total operating expenses                                                   48,054        46,985
                                                                                ---------     ---------
Income from operations                                                             50,534        63,681

Other income (expense)                                                               (584)         (870)
Interest charges - net                                                              8,946         8,149
                                                                                ---------     ---------
Income before income taxes                                                         41,004        54,662
Income taxes                                                                       14,600        20,215
                                                                                ---------     ---------

Net income                                                                         26,404        34,447
  Redeemable preferred and preference stock dividend requirements                     147           595
                                                                                ---------     ---------
Earnings applicable to common stock                                             $  26,257     $  33,852
                                                                                =========     =========

Average common shares outstanding                                                  25,617        25,266

Basic earnings per share of common stock                                        $    1.03     $    1.34

Diluted earnings per share of common stock                                      $    1.01     $    1.32

Dividends per share of common stock                                             $   0.315     $   0.315



               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
          Consolidated Statements of Earnings Invested in the Business
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                      --------------------------------------------------------------
Thousands                                                                       2003                              2002
------------------------------------------------------------------------------------------------------------------------------------

Earnings invested in the business:
Balance at beginning of period                                        $ 157,136                          $ 147,950
Net income                                                               26,404         $  26,404           34,447        $  34,447
Cash dividends paid:
    Redeemable preferred and preference stock                              (147)                              (594)
    Common stock                                                         (8,063)                            (7,953)
                                                                      ---------                          ---------
Balance at end of period                                              $ 175,330                          $ 173,850
                                                                      =========                          =========


Accumulated other comprehensive income (loss):
Balance at beginning of period                                        $  (3,084)                         $    (375)
Other comprehensive income - net of tax:
   Change in unrealized gain from price risk
      management activities                                                  --                --              430              430
                                                                      ---------------------------        --------------------------
Comprehensive income                                                                    $  26,404                         $  34,877
                                                                                        =========                         =========
Balance at end of period                                              $  (3,084)                         $      55
                                                                      =========                          =========






               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                           Consolidated Balance Sheets


                                                            March 31,            March 31,
                                                              2003                 2002               Dec. 31,
 Thousands                                                (Unaudited)           (Unaudited)             2002
---------------------------------------------------------------------------------------------------------------
Assets:
Plant and property:
   Utility plant                                          $ 1,563,162          $ 1,478,725          $ 1,539,965
   Less accumulated depreciation                              573,355              525,805              560,798
                                                          -----------          -----------          -----------
        Utility plant - net                                   989,807              952,920              979,167
                                                          -----------          -----------          -----------
  Non-utility property                                         22,176               18,494               20,832
  Less accumulated depreciation and amortization                4,518                3,774                4,404
                                                          -----------          -----------          -----------
        Non-utility property - net                             17,658               14,720               16,428
                                                          -----------          -----------          -----------
        Total plant and property                            1,007,465              967,640              995,595
                                                          -----------          -----------          -----------
Other investments                                              12,462               25,074               12,703
                                                          -----------          -----------          -----------

Current assets:
  Cash and cash equivalents                                    45,468               30,084                7,328
  Accounts receivable                                          60,396               81,503               48,751
  Allowance for uncollectible accounts                         (2,709)              (3,648)              (1,815)
  Accrued unbilled revenue                                     30,548               39,860               44,069
  Inventories of gas, materials and supplies                   32,873               33,396               58,030
  Prepayments and other current assets                         24,610               24,100               37,645
                                                          -----------          -----------          -----------
        Total current assets                                  191,186              205,295              194,008
                                                          -----------          -----------          -----------

Regulatory assets:
  Income tax asset                                             47,975               48,469               47,975
  Unrealized loss on non-trading derivatives                       --               48,666                   --
  Unamortized costs on debt redemptions                         6,392                6,855                6,508
  Other                                                         4,665                4,232                7,040
                                                          -----------          -----------          -----------
        Total regulatory assets                                59,032              108,222               61,523
                                                          -----------          -----------          -----------

Other assets:
  Investment in life insurance                                 55,264               53,418               54,916
  Fair value of non-trading derivatives                        22,264                   --               12,426
  Other                                                        12,381               11,168               11,620
                                                          -----------          -----------          -----------
        Total other assets                                     89,909               64,586               78,962
                                                          -----------          -----------          -----------
        Total assets                                      $ 1,360,054          $ 1,370,817          $ 1,342,791
                                                          ===========          ===========          ===========



               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                           Consolidated Balance Sheets


                                                            March 31,            March 31,
                                                              2003                 2002               Dec. 31,
 Thousands                                                (Unaudited)           (Unaudited)             2002
---------------------------------------------------------------------------------------------------------------

Capitalization and liabilities:
  Common stock                                            $    81,214          $    80,130          $    81,023
  Premium on common stock                                     249,340              242,245              248,028
  Earnings invested in the business                           175,330              173,850              157,136
  Accumulated other comprehensive income (loss)                (3,084)                  55               (3,084)
                                                          -----------          -----------          -----------
        Total common stock equity                             502,800              496,280              483,103
  Redeemable preference stock                                      --               25,000                   --
  Redeemable preferred stock                                    8,250                9,000                8,250
  Long-term debt                                              485,926              438,236              445,945
                                                          -----------          -----------          -----------
        Total capitalization                                  996,976              968,516              937,298
                                                          -----------          -----------          -----------

Current liabilities:
  Notes payable                                                    --                  163               69,802
  Accounts payable                                             77,250               59,592               74,436
  Long-term debt due within one year                           20,000               40,000               20,000
  Taxes accrued                                                 7,348               30,280                7,822
  Interest accrued                                             11,073                9,847                2,902
  Other current and accrued liabilities                        30,745               26,673               30,045
                                                          -----------          -----------          -----------
        Total current liabilities                             146,416              166,555              205,007
                                                          -----------          -----------          -----------

Regulatory liabilities:
  Customer advances                                             1,790                1,824                1,791
  Deferred gas costs payable                                   12,908               30,262               10,635
  Unrealized gain on non-trading derivatives                   22,264                   --               12,426
                                                          -----------          -----------          -----------
        Total regulatory liabilities                           36,962               32,086               24,852
                                                          -----------          -----------          -----------

Other liabilities:
  Deferred income taxes                                       146,684              128,886              141,732
  Deferred investment tax credits                               7,286                8,138                7,824
  Fair value of non-trading derivatives                            --               48,463                   --
  Other                                                        25,730               18,173               26,078
                                                          -----------          -----------          -----------
        Total other liabilities                               179,700              203,660              175,634
                                                          -----------          -----------          -----------
Commitments and Contingencies (see Note 6)                         --                   --                   --
                                                          -----------          -----------          -----------
       Total capitalization and liabilities               $ 1,360,054          $ 1,370,817          $ 1,342,791
                                                          ===========          ===========          ===========



               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ------------------------------
Thousands                                                                           2003                2002
--------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income from operations                                                   $  26,404            $  34,447
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                                13,166               12,814
      Gain on sale of assets                                                           --                 (221)
      Unrealized gain from price risk management activities                            --                  430
      Deferred income taxes and investment tax credits                              4,414               (2,082)
      Equity in (earnings) losses of investments                                      260                 (138)
      Allowance for funds used during construction                                   (189)                (148)
      Deferred gas costs - net                                                      2,273               20,173
      Other                                                                         1,033                  424
                                                                                ------------------------------
          Cash from operations before working capital changes                      47,361               65,699

      Changes in operating assets and liabilities:
          Accounts receivable - net of uncollectible accounts                     (10,751)             (13,133)
          Accrued unbilled revenue                                                 13,521               17,889
          Inventories of gas, materials and supplies                               25,157               15,941
          Accounts payable                                                          2,814              (11,106)
          Accrued interest and taxes                                               16,949               13,930
          Other current assets and liabilities                                      4,483                2,097
                                                                                ------------------------------
      Cash provided by operating activities                                        99,534               91,317
                                                                                ------------------------------
Investing activities:

   Acquisition and construction of utility plant assets                           (23,503)             (15,039)
   Investment in non-utility property                                              (1,344)                (291)
   PGE acquisition costs                                                               --               (2,334)
   Proceeds from sale of assets                                                        --                  500
   Other investments                                                                  (19)                 518
                                                                                ------------------------------
      Cash used in investing activities                                           (24,866)             (16,646)
 Financing activities:
   Common stock issued                                                              1,484                1,648
   Long-term debt issued                                                           40,000               60,000
   Change in short-term debt                                                      (69,802)            (108,128)
   Cash dividend payments:
         Redeemable preferred and preference stock                                   (147)                (594)
         Common stock                                                              (8,063)              (7,953)
                                                                                ------------------------------
      Cash used in financing activities                                           (36,528)             (55,027)
Increase in cash and cash equivalents                                              38,140               19,644
Cash and cash equivalents - beginning of period                                     7,328               10,440
                                                                                ------------------------------
Cash and cash equivalents - end of period                                       $  45,468            $  30,084
                                                                                ==============================
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                  $     737            $   1,923
      Income taxes                                                              $      --            $  14,111
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activities:
 Conversion to common stock:
    7-1/4 % Series of Convertible Debentures                                    $      19            $     141



               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    Consolidated Statements of Capitalization

                                                            March 31, 2003           March 31, 2002
Thousands, except share amounts                               (Unaudited)              (Unaudited)              Dec. 31, 2002
---------------------------------------------------------------------------------------------------------------------------------

Common Stock Equity:
   Common stock - par value $3-1/6 per share              $  81,214                 $  80,130                 $  81,023
   Premium on common stock                                  249,340                   242,245                   248,028
   Earnings invested in the business                        175,330                   173,850                   157,136
   Accumulated other comprehensive income (loss)             (3,084)                       55                    (3,084)
                                                          ---------                 ---------                 ---------
          Total common stock equity                         502,800       50%         496,280        51%        483,103       51%
Redeemable Preference Stock:
     $6.95 Series, stated value $100 per share                   --       --           25,000         3%             --       --
Redeemable Preferred Stock:
     $7.125 Series, stated value $100 per share               8,250        1%           9,000         1%          8,250        1%
Long-Term Debt:
   Medium-Term Notes
   -----------------
   First Mortgage Debt:
     8.050% Series A due 2002                                    --                    10,000                        --
     6.750% Series B due 2002                                    --                    10,000                        --
     5.550% Series B due 2002                                    --                    20,000                        --
     6.400% Series B due 2003                                20,000                    20,000                    20,000
     6.340% Series B due 2005                                 5,000                     5,000                     5,000
     6.380% Series B due 2005                                 5,000                     5,000                     5,000
     6.450% Series B due 2005                                 5,000                     5,000                     5,000
     6.050% Series B due 2006                                 8,000                     8,000                     8,000
     6.310% Series B due 2007                                20,000                    20,000                    20,000
     6.800% Series B due 2007                                 9,500                    10,000                     9,500
     6.500% Series B due 2008                                 5,000                     5,000                     5,000
     7.450% Series B due 2010                                25,000                    25,000                    25,000
     6.665% Series B due 2011                                10,000                    10,000                    10,000
     7.130% Series B due 2012                                40,000                    40,000                    40,000
     8.260% Series B due 2014                                10,000                    10,000                    10,000
     7.000% Series B due 2017                                40,000                    40,000                    40,000
     6.600% Series B due 2018                                22,000                    22,000                    22,000
     8.310% Series B due 2019                                10,000                    10,000                    10,000
     7.630% Series B due 2019                                20,000                    20,000                    20,000
     9.050% Series A due 2021                                10,000                    10,000                    10,000
     7.250% Series B due 2023                                20,000                    20,000                    20,000
     7.500% Series B due 2023                                 4,000                     4,000                     4,000
     7.520% Series B due 2023                                11,000                    11,000                    11,000
     7.720% Series B due 2025                                20,000                    20,000                    20,000
     6.520% Series B due 2025                                10,000                    10,000                    10,000
     7.050% Series B due 2026                                20,000                    20,000                    20,000
     7.000% Series B due 2027                                20,000                    20,000                    20,000
     6.650% Series B due 2027                                20,000                    20,000                    20,000
     6.650% Series B due 2028                                10,000                    10,000                    10,000
     7.740% Series B due 2030                                20,000                    20,000                    20,000
     7.850% Series B due 2030                                10,000                    10,000                    10,000
     5.820% Series B due 2032                                30,000                        --                    30,000
     5.660% Series B due 2033                                40,000                        --                        --
   Convertible Debentures
   ----------------------
     7-1/4% Series due 2012                                   6,426                     8,236           `         6,445
                                                          ---------                 ---------                 ---------
                                                            505,926                   478,236                   465,945
   Less long-term debt due within one year                   20,000                    40,000                    20,000
                                                          ---------                 ---------                 ---------
     Total long-term debt                                   485,926       49%         438,236        45%        445,945       48%
                                                          ---------      ---        ---------       ---       ---------      ---
          Total Capitalization                            $ 996,976      100%       $ 968,516       100%      $ 937,298      100%
                                                          =========      ===        =========       ===       =========      ===


              ----------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Financial Statements

                  The information presented in the consolidated financial statements is unaudited, but includes all material adjustments, including normal recurring accruals, that the management of the Company considers necessary for a fair presentation of the results of such periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K (2002 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

                  As referred to herein, the "Company" consists of Northwest Natural Gas Company (NW Natural), a regulated utility, and non-regulated wholly-owned subsidiary businesses NNG Financial Corporation (Financial Corporation) and Northwest Energy Corporation (Northwest Energy). Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and Portland General Electric Company (PGE) if the acquisition of PGE had been completed.


2.       New Accounting Standards

                  Effective Jan. 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recognition of an Asset Retirement Obligation (ARO) for legal obligations associated with the retirement of tangible long-lived assets, including the recording of fair value of the liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO liability is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. In the Company's judgment, it does not have any material legal obligations associated with the retirement of its tangible long-lived assets, except for certain assets with indefinite system lives for which the Company could not estimate the ARO because the settlement date was indeterminable. In addition, NW Natural's accounting records conform to certain regulatory requirements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and accordingly NW Natural has been recognizing asset retirement costs (removal costs) on many regulated, long-lived assets through a charge to depreciation expense allowed in rates, with a corresponding accrual to accumulated depreciation. These estimated removal costs meet the requirements of SFAS No. 71 and are included in accumulated depreciation. As of Dec. 31, 2002, the Company had approximately $125 million of estimated removal costs in excess of normal depreciation costs included in accumulated depreciation in the consolidated balance sheets. The adoption of SFAS No. 143 did not have a material impact on the Company's financial condition or results of operations.

                  Effective Jan. 1, 2003, the Company also adopted SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities, such as lease termination costs and certain employee severance costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146, which was effective for all exit or disposal activities initiated after Dec. 31, 2002, is on the timing of recognition of costs associated with exit or disposal activities. The adoption of SFAS Nos. 145 and 146 did not have a material impact on the Company's financial condition or results of operations.

                  In November 2002, the Financial Accounting Standards Board
(FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. A guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also provides for additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after Dec. 31, 2002. The application of FIN 45 as of Jan. 1, 2003 did not have a material impact on the Company's financial condition or results of operations.

                  In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of, and the financial reporting for, entities over which control is achieved through means other than voting rights, known as variable-interest entities. FIN 46 provides guidance for determining whether consolidation is required under the "controlling financial interest" model of Accounting Bulletin No. 51. Certain variable interest entities must be consolidated by the primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after Jan. 31, 2003. For variable interest entities created or acquired prior to Feb. 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company did not have interests in any variable-interest entities during any of the current reporting periods, such that the application of FIN 46 as of Jan. 1, 2003 did not have a material impact on the Company's financial condition or results of operations.


3.       Stock-Based Compensation

                  NW Natural has stock-based compensation plans including the Long-Term Incentive Plan (LTIP), the Restated Stock Option Plan (Restated SOP), the Employee Stock Purchase Plan and the Non-Employee Directors Stock Compensation Plan (see Part II, Item 8., Note 4, in the 2002 Form 10-K). These plans are designed to promote stock ownership in NW Natural by employees, officers and directors.

                  During the first quarter of 2003, NW Natural granted LTIP awards covering a new three-year performance period (2003-05). The aggregate target award and maximum award were 28,000 and 56,000 shares, respectively. Following the end of the performance period, actual awards are distributed based on the attainment of certain return on equity performance goals. During the performance period, the Company recognizes compensation expense and liability for the LTIP awards based on performance levels achieved or expected to be achieved and the estimated market value of common stock as of the distribution date. At March 31, 2003, no compensation expense or liability had been accrued for the new LTIP grant.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based compensation plans at fair value.

                  The Company adopted the SFAS No. 148 disclosure requirements but has continued to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its stock-based employee compensation. Under the Restated SOP, NW Natural grants employee stock options for a fixed number of shares to officers and certain key employees with an exercise price equal to or greater than the market value of the shares at the date of grant. Inasmuch as NW Natural grants stock options at market value, no compensation expense was recognized in the results of operations for the three months ended March 31, 2003.

                  As of March 31, 2003, options on 1,429,500 shares were available for grant and options to purchase 454,014 shares were outstanding. Options granted generally have 10-year terms and vest ratably over a three-year period following date of grant.

                  If compensation expense for these plans had been determined consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       ---------------------
Thousands, except per share amounts                                                      2003        2002
------------------------------------------------------------------------------------------------------------

Earnings applicable to common stock:
------------------------------------
     As reported                                                                        $ 26,257    $ 33,852
     Deduct:  total stock-based compensation expense determined
        under fair value based method for all awards - net of tax                            (61)       (113)
                                                                                        --------    --------
     Pro forma                                                                          $ 26,196    $ 33,739
                                                                                        ========    ========
Basic earnings per share:
-------------------------
     As reported                                                                        $   1.03    $   1.34
     Pro forma                                                                          $   1.02    $   1.34
Diluted earnings per share:
---------------------------
     As reported                                                                        $   1.01    $   1.32
     Pro forma                                                                          $   1.01    $   1.31



                  The effects of applying SFAS No. 123 to pro forma disclosures may not be representative of the effects on reported net income for future periods until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated market value of stock-based compensation plans for stock options is amortized to expense primarily over the vesting period.


4.       Use of Financial Derivatives

                  NW Natural utilizes derivative instruments to manage commodity prices related to natural gas purchases, foreign currency prices related to gas purchase commitments from Canada and interest rate risks related to long-term debt maturing in less than five years or expected to be issued in future periods. Use of derivatives is permitted only after the commodity price, exchange rate, and interest rate exposures have been identified, are determined to exceed defined tolerance levels and are considered to be unavoidable because they are necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes and believes that any increase in market risk created by holding derivatives should be offset by the exposures they modify. See Part II, Item 7., "Accounting for Derivative Instruments and Hedging Activities," and Part II, Item 8., Notes 1 and 11, in the 2002 Form 10-K.

                  At March 31, 2003, NW Natural had the following derivatives outstanding covering its exposures to natural gas commodity and foreign currency exchange rates: a series of 15 natural gas price swap contracts and 88 foreign currency forward contracts. Each of these contracts was designated as a cash flow hedge. The estimated fair values and the notional amounts of derivative instruments outstanding were as follows:


                                                                            March 31, 2003                Dec. 31, 2002
                                                                       -----------------------       -------------------------
                                                                       Fair Value     Notional       Fair Value      Notional
Thousands                                                              Gain (Loss)      Amount       Gain (Loss)      Amount
------------------------------------------------------------------------------------------------------------------------------

  Fixed-price natural gas commodity swap contracts                      $ 22,001      $ 162,080       $ 11,422       $ 159,724
  Fixed-price natural gas call option contracts                               --             --            717          18,084
  Physical natural gas supply contract with embedded derivative               --             --            448           2,754
  Foreign currency forward purchase contracts                                263         25,576           (161)         15,525
                                                                        -----------------------       ------------------------
        Total                                                           $ 22,264      $ 187,656       $ 12,426       $ 196,087
                                                                        =======================       ========================



5.       Segment Information

                  The Company principally operates in a segment of business, "Utility," consisting of the distribution of natural gas. Another segment, "Gas Storage," represents natural gas storage services provided to interstate customers using storage capacity that has been developed in advance of core utility customers' requirements, and results from a contract with an independent energy trading company that seeks to optimize the use of NW Natural's assets by trading temporarily unused portions of its gas storage capacity and upstream pipeline transportation capacity. The remaining segment, "Other," primarily consists of non-regulated investments in alternative energy projects in California and a Boeing 737-300 aircraft leased to Continental Airlines, and deferred costs relating to the now-terminated acquisition of PGE.

                  The following table presents information about the reportable segments for the three months ended March 31, 2003 and 2002. Inter-segment transactions are insignificant.

                                                                    Three Months Ended March 31,
                                                       -------------------------------------------------------
Thousands                                                Utility      Gas Storage      Other          Total
--------------------------------------------------------------------------------------------------------------
2003
----
Net operating revenues                                 $    96,005    $   2,544      $     39       $   98,588
Depreciation and amortization                               13,052          114             -           13,166
Other operating expenses                                    34,683          183            22           34,888
Income from operations                                      48,270        2,247            17           50,534
Income (loss) from financial investments                         -            -          (260)            (260)
Net income (loss)                                           25,172        1,275           (43)          26,404
Total assets at March 31, 2003                           1,324,698       17,634        17,722        1,360,054

2002
----
Net operating revenues                                 $   108,838    $   1,774      $     54       $  110,666
Depreciation and amortization                               12,723           91             -           12,814
Other operating expenses                                    33,900          249            22           34,171
Income from operations                                      62,221        1,428            32           63,681
Income from financial investments                               -             -           138              138
Net income                                                  33,453          786           208           34,447
Total assets at March 31, 2002                           1,326,968       14,453        29,396        1,370,817


6.       Commitments and Contingencies

                  Environmental Matters
                  ---------------------

                  NW Natural has accrued all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable. See Part II, Item 8., Note 12, in the 2002 Form 10-K. Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated.

                  NW Natural expects that the costs of further investigation and remediation for which it may be responsible with respect to the Gasco site, the Wacker site, the Portland Harbor site and the Portland Gas site, if any, should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

                  Litigation
                  ----------

                  In April 2003, NW Natural settled and agreed with Cascade Resources Corporation and Al Curry (collectively, Cascade) to dismiss their respective claims in Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et al. (United States District Court for the District of Oregon, Case No. CV 01-1620 HU) (the Action). See Part I, Item 3., "Legal Proceedings," in the 2002 Form 10-K. In the settlement, Cascade transferred all of its records, rights and interests in certain leases, including gas storage leases, in Columbia County, Oregon to NW Natural and agreed to refrain from certain competitive activities in the area. The counterclaims against NW Natural described in the 2002 Form 10-K will be dismissed and Enerfin Resources Northwest Limited Partnership (Enerfin) will be the remaining defendant in the Action. NW Natural paid Cascade $0.5 million and agreed to defend and indemnify Cascade against claims by Enerfin relating to the validity and enforceability of the transferred leases. However, NW Natural will have no obligation to defend or indemnify Cascade from any claims for recovery of punitive or other exemplary damages.

                  Enerfin recently filed a motion seeking to allow it to make cross-claims against Cascade. Enerfin's cross-claims allege misconduct by Cascade in obtaining oil and gas production rights in some of the leases subject to the settlement agreement. Enerfin's cross-claims seek to obtain the ownership of oil and gas production (but not gas storage) rights in the leases subject to the settlement. In the alternative, Enerfin seeks damages from Cascade of $12 million together with a demand for $24 million in punitive damages.

                  From time to time the Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operation or cash flows.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The following is management's assessment of Northwest Natural Gas Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 2003 and 2002. References in the discussion to "Notes" are to the notes to the consolidated financial statements in the Company's 2002 Annual Report on Form 10-K (2002 Form 10-K).

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

                  Together these businesses are referred to herein as the "Company" (see "Non-utility Operations," below, and Part II, Item 8., Note 2, in the 2002 Form 10-K).

Application of Critical Accounting Policies
-------------------------------------------

                  Management's discussion and analysis of the Company's results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.

                  Management considers its critical accounting policies to be those which are most important to the representation of the Company's financial condition and results of operations and which require management's most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or using different assumptions. These critical accounting policies are described in the 2002 Form 10-K (see "Part II, Item 7., "Application of Critical Accounting Policies - Regulatory Accounting, Revenue Recognition, Accounting for Derivative Instruments and Hedging Activities, Accounting for Pensions, and Contingencies," in the 2002 Form 10-K). Because of the uncertainty inherent in these matters, actual results could differ materially from the estimates developed from applying these critical accounting policies.

                  Within the context of these critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Earnings and Dividends
----------------------

                  The Company's earnings applicable to common stock were $26.3 million in the quarter ended March 31, 2003, down from $33.9 million in the quarter ended March 31, 2002. Diluted earnings per share from consolidated operations were $1.01 a share in the first quarter of 2003, down from $1.32 a share in last year's first quarter.

                  Warm weather depressed sales and operating margin in the first quarter of 2003. NW Natural earned $0.97 a diluted share from gas utility operations in the first quarter, compared to $1.28 a share in the same period in 2002. Weather conditions in NW Natural's service territory in the first quarter of 2003 were 8 percent warmer than the 20-year average and 12 percent warmer than the first quarter of 2002. The Company estimates that warmer weather and related factors reduced residential and commercial sales in the first quarter of 2003 by about 32 million therms and margin revenues (gross operating revenues minus cost of gas) by about $11.7 million, equivalent to 28 cents a share.

                  Non-utility operating results for the quarter ended March 31, 2003 were earnings of 4 cents a share, the same as the result from these operations in the same period of 2002. See "Non-utility Operations," below.

                  Dividends paid on common stock were 31.5 cents a share for each of the three-month periods ended March 31, 2003 and 2002. In April 2003, the Company's Board of Directors declared a quarterly dividend of 31.5 cents a share on the common stock, payable May 15, 2003, to shareholders of record on April 30, 2003. The current indicated annual dividend rate is $1.26 a share.

Results of Operations
---------------------

         Regulatory Developments
         -----------------------

                  In November 2002, NW Natural filed a general rate case with the Oregon Public Utility Commission (OPUC), proposing a revenue increase of $38 million per year from Oregon operations through rate increases averaging 6.8 percent (see Part II, Item 7., "Results of Operations - Regulatory Matters," in the 2002 Form 10-K). The proposed rates were designed to recover NW Natural's forecasted cost of service for a prospective test year beginning Oct. 1, 2003. The filing proposed a return on equity (ROE) of 11.3 percent on a capital structure including 50 percent common equity and 50 percent long-term debt and preferred stock.

                  On April 28, 2003, NW Natural filed a stipulation in the case representing a partial settlement between the Company and the OPUC Staff (Staff). The stipulation includes agreements with the Staff with respect to many elements of NW Natural's cost of service, including all operations and maintenance expenses and rate base investments for the prospective test year. The partial settlement does not include the issues of ROE, capital structure, the revenue forecast, NW Natural's proposal for a weather normalization mechanism, rate design, or the allocation of any revenue increase among customer classes (rate spread). If the stipulation is approved by the OPUC, and if the OPUC adopts NW Natural's positions on the remaining contested issues, the effect would be to reduce NW Natural's proposed revenue increase from $38 million to about $26 million.

                  Also on April 28, 2003, the Staff and other parties filed their testimony in the case. The Staff presented its litigation positions on issues not settled by the stipulation, proposing an overall revenue reduction of $0.6 million, or about 0.1 percent. The Staff's positions include a revenue forecast $10 million higher than NW Natural's forecast for the prospective test period; a proposed ROE of 9.5 percent; and a proposed capital structure including 48 percent common equity and 52 percent long-term debt and preferred stock.

                  The schedule for the case provides for the filing of rebuttal testimony by NW Natural in June, hearings in August and a decision by the OPUC determining new rates by Oct. 1. The Company is unable to determine the extent to which the stipulation between NW Natural and the Staff, or NW Natural's proposals on the remaining contested issues, will be accepted by the OPUC.

         Comparison of Gas Operations
         ----------------------------

                  The following table summarizes the composition of gas utility volumes and revenues for the three months ended March 31:

(Thousands, except customers and degree days)                           2003                     2002
---------------------------------------------------------------------------------------------------------------

Utility Gas Sales and Transportation Volumes - Therms:
------------------------------------------------------
Residential and commercial sales                                       236,323                  262,937
Unbilled volumes                                                       (16,562)                 (18,622)
                                                                    ----------               ----------
   Weather-sensitive volumes                                           219,761     64%          244,315     62%
Industrial firm sales                                                   14,554      4%           23,755      6%
Industrial interruptible sales                                           3,685      1%           14,375      4%
                                                                    ----------    ---        ----------    ----
   Total gas sales                                                     238,000     69%          282,445     72%
Transportation deliveries                                              109,160     31%          110,732     28%
                                                                    ----------    ---        ----------    ----

     Total volumes sold and delivered                                  347,160    100%          393,177    100%
                                                                    ==========    ===        ==========    ====

Utility Operating Revenues - Dollars:
-------------------------------------
Residential and commercial sales                                    $  200,513               $  259,491
Unbilled revenues                                                      (13,940)                 (17,895)
                                                                    ----------               ----------
   Weather-sensitive revenues                                          186,573     91%          241,596     88%

Industrial firm sales                                                    8,666      4%           17,865      6%
Industrial interruptible sales                                           1,844      1%            9,896      4%
                                                                    ----------    ---        ----------    ----
   Total gas sales                                                     197,083     96%          269,357     98%
Transportation revenues                                                  5,805      3%            6,452      2%
Other revenues                                                           1,051      1%              173      -
                                                                    ----------    ---        ----------    ---

     Total utility operating revenues                               $  203,939    100%       $  275,982    100%
                                                                    ==========    ===        ==========    ===

Cost of gas sold                                                    $  107,934               $  167,144
                                                                    ==========               ==========
Net operating revenues (utility margin)                             $   96,005               $  108,838
                                                                    ==========               ==========

Total number of customers (end of period)                              565,892                  546,806
                                                                    ==========               ==========
Actual degree days                                                       1,683                    1,920
                                                                    ==========               ==========
20-year average degree days                                              1,838                    1,836
                                                                    ==========               ==========


                  Residential and Commercial
                  --------------------------

                  NW Natural continues to experience rapid customer growth, with 19,086 customers added since March 31, 2002 for a growth rate of 3.5 percent. In the three years ended Dec. 31, 2002, more than 58,000 customers were added to the system, representing an average annual growth rate of 3.9 percent.

                  Typically, 80 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Weather conditions in the first quarter of 2003 were 8 percent warmer than average and 12 percent warmer than the first quarter of 2002. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days.

                  The volumes of gas sold to residential and commercial customers were 24.6 million therms, or 10 percent, lower in the first quarter of 2003 than in the first quarter of 2002, primarily reflecting warmer weather partially offset by customer growth. Related revenues decreased $55 million, or 23 percent, primarily due to the lower sales volumes and net rate decreases effective Oct. 1, 2002. Customer growth in the residential and commercial segments since March 31, 2002, contributed an estimated 7 million therms in sales volumes and $2.7 million in additional margin during the first quarter of 2003. Effective Oct. 1, 2002, the Company implemented small rate increases designed to recover the margin lost due to changes in consumption patterns. These rate changes contributed an estimated $4 million of margin during the first quarter of 2003, equivalent to about 10 cents a share.

                  Industrial Sales and Transportation Revenues
                  --------------------------------------------

                  The following table summarizes the delivered volumes and margin in the industrial and electric generation markets:

            (Thousands)                                                                 2003         2002
            -----------------------------------------------------------------------------------------------
            Delivered volumes - therms:
            ---------------------------
            Industrial sales and transportation                                        125,732      145,636
            Electric generation                                                          1,667        3,226
                                                                                       -------      -------
               Total volumes                                                           127,399      148,862
                                                                                       =======      =======

            Margin - dollars:
            -----------------
            Industrial sales and transportation                                        $ 9,746     $ 12,407
            Electric generation                                                              6        2,334
                                                                                       -------     --------
               Total margin                                                            $ 9,752     $ 14,741
                                                                                       =======     ========


                  Total volumes delivered to industrial and electric generation customers were 21 million therms, or 14 percent, lower in the first quarter of 2003 than in the same period of 2002. Combined margins from these customers were $5.0 million, or 34 percent, lower in the first quarter of 2003 compared to the same period of 2002.

                  Volumes delivered to end-use industrial sales and transportation customers, excluding electric generation customers, in the first quarter of 2003 were 14 percent lower than in the same period in 2002. Margin from these customers in the first quarter of 2003 was 21 percent lower than in the same period in 2002. The decline in volumes was due to a combination of warmer weather and weaker economic conditions, while the greater percentage decline in margin was due to shifts by some customers during 2002 from higher-margin sales or transportation schedules to lower-margin transportation schedules.

                  In the electric generation market, margin in the first quarter of 2003 was negligible, compared to $2.3 million from this market in the same period of 2002. The difference is equivalent to an earnings reduction of 5 cents a share. One-year contracts for service to two customers in this market went into effect in the second half of 2001. These customers did not extend the contracts beyond their expiration dates on June 30, 2002; spot market electricity prices by then had gone down and wholesale power supplies were more readily available.

                  Other Revenues
                  --------------

                  Other revenues increased utility operating revenues by $1.1 million in the first quarter of 2003, compared to $0.4 million in the same period of 2002. Other revenues include amortizations of regulatory accounts and miscellaneous fee income (see Part II, Item 8., Note 1, in the 2002 Form 10-K). In the first quarter of 2003, other revenues included customer late payment and collection fees of $1.0 million, miscellaneous revenues of $0.6 million and amortizations of regulatory accounts covering customer consumption under NW Natural's decoupling mechanism of $0.5 million, partially offset by amortizations from regulatory accounts covering conservation programs of $0.9 million and Year 2000 costs of $0.2 million. In the first quarter of 2002, other revenues included customer late payment and collection fees of $1.1 million and miscellaneous revenues of $0.4 million, partially offset by amortizations from regulatory accounts covering conservation programs of $0.8 million and Year 2000 costs of $0.5 million.

                  Cost of Gas
                  -----------

                  Natural gas commodity prices have fluctuated dramatically in recent years. NW Natural has sought to mitigate the effect of price volatility on core utility customers through the use of its underground storage facilities, by entering into gas commodity-based financial hedge contracts, and by crediting gas costs with margin revenues derived from sales of commodity and released transportation capacity to on-system or off-system customers through negotiated short-term transactions (upstream sales) in periods when core utility customers do not fully utilize firm pipeline capacity and gas supplies.

                  The cost per therm of gas sold was 23 percent lower during the first quarter of 2003 than in the first quarter of 2002, primarily due to lower natural gas commodity prices. The cost per therm of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, margin from upstream gas sales, demand cost equalization, regulatory deferrals and company use.

                  NW Natural uses a natural gas commodity-price hedge program under the terms of its Derivatives Policy to help manage its variable price gas commodity contracts (see Part II, Item 7., "Critical Accounting Policies - Accounting for Derivative Instruments and Hedging Activities," in the 2002 Form 10-K). NW Natural recorded net gains of $23 million from commodity swap and call option contracts during the first quarter of 2003, compared to net losses of $28 million in the first quarter of 2002. Gains and losses from commodity hedges are included in cost of gas, and the majority of such gains and losses are reflected in annual Purchased Gas Adjustment (PGA) rate adjustments.

                  Under NW Natural's PGA tariff in Oregon, net income from Oregon operations is affected within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projected costs built into rates. The remaining 67 percent of the higher or lower gas costs is recorded as deferred regulatory assets or liabilities for recovery from or refund to customers in future rates. NW Natural's gas costs in the first quarter of 2003 were slightly lower than the gas costs embedded in rates, despite rising gas prices in the spot market, with the effect that NW Natural's share of the savings increased margin by $0.6 million, equivalent to about 1 cent a share of earnings. For the first quarter of 2002, NW Natural's gas costs were much lower than the projected costs built into rates and the Company's share of the savings realized from gas commodity purchases contributed $8.7 million of margin, equivalent to 21 cents a share of earnings.

                  Due to the warm weather and the reduced gas requirements of its industrial sales customers during the first quarter, NW Natural was able to use gas supplies that were under contract for the winter season, but were not required for delivery to core market customers, to make upstream gas sales. The purchase prices for this gas had been locked-in through commodity swap and call option agreements entered into last year at levels much lower than current market prices, so the gas could be sold in the interstate market at a gain. Under the PGA tariff, the margin from these sales is treated as a reduction to the cost of gas, with the effect that 67 percent is deferred for refund to NW Natural's customers and the remaining 33 percent is retained by the Company. NW Natural's share of the margin from upstream gas sales in the first quarter of 2003 was $4.0 million, equivalent to 9 cents a share of earnings, compared to $0.2 million or less than 1 cent a share in the first quarter of 2002.

         Non-utility Operations
         ----------------------

                  At March 31, 2003 and 2002, the Company's non-utility operations consisted of gas storage operations and two wholly-owned subsidiaries, Financial Corporation and Northwest Energy.

                  Gas Storage
                  -----------

                  NW Natural realized net income from its non-utility gas storage business segment, after regulatory sharing and income taxes, of $1.3 million or 5 cents a share in the three months ended March 31, 2003, up from $0.8 million or 3 cents a share in the three months ended March 31, 2002. Gas storage services are provided to upstream interstate customers using storage capacity that has been developed in advance of core utility customers' requirements. NW Natural retains 80 percent of the income before tax from gas storage services and credits the remaining 20 percent to a deferred regulatory account for distribution to its core utility customers.

                  Results for the gas storage business segment also include revenues, net of amounts shared with core utility customers, from a contract with an independent energy trading company that seeks to optimize the use of NW Natural's assets by trading temporarily unused portions of its gas storage capacity and upstream pipeline transportation capacity. NW Natural retains 80 percent of the pre-tax income from the optimization of storage and pipeline transportation capacity when the costs of such capacity have not been included in core utility rates, or 33 percent of the pre-tax income from such capacity when the costs have been included in core utility rates. The remaining 20 percent and 67 percent, respectively, are credited to a deferred regulatory account for distribution to NW Natural's core utility customers.

                  Financial Corporation
                  ---------------------

                  Financial Corporation's operating results for the three months ended March 31, 2003 were a net loss of less than $0.1 million, compared to net income of $0.2 million for the first quarter of 2002. The negligible loss in the first quarter of 2003 compares to earnings of 1 cent a share for the same period in 2002. The lower net income was primarily due to a net decrease in operating results from Financial Corporation's investments in limited partnerships in wind and solar electric generation projects in California. These investments generate the majority of their operating revenues during the second and third quarters; therefore, results of operations from the first quarter are not necessarily indicative of the results for a full year. The Company's investment balances in Financial Corporation at March 31, 2003 and 2002 were $9.0 million and $8.1 million, respectively.

                   Northwest Energy
                   ----------------

                  Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and Portland General Electric Company (PGE) if the acquisition of PGE had been completed. Northwest Energy recorded nominal expenses for corporate development activities in the first quarter of 2003.

         Operating Expenses
         ------------------

                  Operations and Maintenance
                  --------------------------

                  Consolidated operations and maintenance expenses were $1.9 million, or 9 percent, higher in the first quarter of 2003 compared to the same period in 2002. The increase was primarily due to higher payroll costs, which increased $2.7 million due to higher wages and salaries, higher bonus accruals and higher pension costs. Pension costs increased $0.8 million due to lower returns on pension plan assets and changes in actuarial assumptions. Partially offsetting these increases was a reduction in uncollectible accounts expense, which decreased by $0.9 million due to lower gas bills and improved collection results.

                  Taxes Other than Income Taxes
                  -----------------------------

                  Taxes other than income taxes, which are principally comprised of franchise, property and payroll taxes, were $1.2 million, or 10 percent, lower in the first quarter of 2003 compared to the same period in 2002. Franchise taxes, which are based on gross revenues, decreased $1.4 million, or 23 percent, reflecting lower gross revenues due to lower rates, warmer weather and other factors. Property taxes increased $0.2 million, or 7 percent, due to an increase in utility plant additions.

                  Depreciation and Amortization
                  -----------------------------

                  Depreciation and amortization expense increased $0.4 million, or 3 percent, compared to the same period in 2002. Total depreciable plant and property in service at March 31, 2003 increased 6 percent from a year earlier, compared to an increase of 9 percent over the 12-month period ended March 31, 2002. As a percentage of average plant and property, depreciation and amortization expense was approximately 1 percent for each of the three months ended March 31, 2003 and 2002.

         Other Income (Expense)
         ----------------------

                  Other income (expense) improved by $0.3 million in the first quarter of 2003 compared to the same period in 2002, primarily due to a reduction in interest expense on deferred regulatory account balances. The first quarter of 2003 included net interest expense of $0.4 million on regulatory account balances, reflecting lower credit balances outstanding in regulatory liability accounts, compared to net interest expense of $0.9 million on such balances in the first quarter of 2002. Other income (expense) in the first quarter of 2003 also included an increase in gains from Company-owned life insurance of $0.1 million, offset by a $0.4 million decrease in income from partnership investments.

         Interest Charges - net
         ----------------------

                  The Company's net interest expense increased $0.8 million, or 10 percent, in the first quarter of 2003 compared to the first quarter of 2002. Interest expense on long-term debt was $0.9 million higher due to higher balances outstanding during the period.

         Income Taxes
         ------------

                  The effective corporate income tax rate from operations was
35.6 percent for the three-month period ended March 31, 2003, compared to 37.0 percent for the three-month period ended March 31, 2002. The decrease was primarily due to a $13.7 million decrease in income before income taxes.

Financial Condition
-------------------

         Capital Structure
         -----------------

                  The Company's goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, up to 10 percent preferred stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt and preferred stock redemption requirements (see "Liquidity and Capital Resources," below, and Part II, Item 8., Notes 3 and 5, in the 2002 Form 10-K).

         Liquidity and Capital Resources
         -------------------------------

                  At March 31, 2003, the Company had $45.5 million in cash and cash equivalents compared to $30.1 million at March 31, 2002. Short-term liquidity is provided by cash from operations and from the sale of the Company's commercial paper notes, which are supported by commercial bank lines of credit (see "Lines of Credit," below, and Part II, Item 8., Note 6, in the 2002 Form 10-K).

                  NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements (see "Cash Flows - Investing Activities," below). In addition, NW Natural has certain long-term contractual commitments under capital leases, operating leases and long-term gas supply purchase contracts that require an adequate source of funding. NW Natural also has a purchase commitment to purchase $8.1 million in gas transmission pipe for use in constructing an extension of the pipeline from its Mist gas storage field. These capital and contractual expenditures are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

                  Neither NW Natural's Mortgage and Deed of Trust nor the indentures under which other long-term debt is issued contain credit rating triggers or stock price provisions that require the acceleration of debt repayment. Also, there are no rating triggers or stock price provisions contained in contracts or other agreements with third parties, except for agreements with certain counter-parties under NW Natural's Derivatives Policy which require the affected party to provide substitute collateral such as cash, guaranty or letter of credit if credit ratings are lowered to non-investment grade, or in some cases if the mark-to-market value exceeds a certain threshold. At March 31, 2003, the Company had four commodity-price swap agreements outstanding with one counter-party which was subject to a below investment grade ratings trigger. Except for certain lease and purchase commitments, the Company has no other material off-balance sheet obligations.

                  The following table shows NW Natural's contractual obligations by maturity and type of obligation:


(Thousands)                                                                              Long-term Gas      Other
Payments Due in Years    Commercial   Preferred    Long-term    Capital    Operating        Supply        Purchase
Ending March 31,           Paper        Stock         Debt       Leases      Leases      Commitments    Commitments      Total
-------------------------------------------------------------------------------------------------------------------------------

2004                    $   -       $     750      $  20,000     $ 103      $  2,946     $   68,076      $  8,085     $  99,960
2005                        -             750              -         4         2,671         48,258             -        51,683
2006                        -             750         15,000         1         2,597         45,377             -        63,725
2007                        -             750         28,000         1         1,003         41,631             -        71,385
2008                        -             750          9,500         -           301         39,867             -        50,418
                        -------------------------------------------------------------------------------------------------------
Total 2004 - 2008           -           3,750         72,500       109         9,518        243,209         8,085       337,171
Thereafter                  -           4,500        413,426         -         4,266        170,658             -       592,850
Less:  imputed interest     -               -              -        (4)            -       (101,116)            -      (101,120)
                        -------------------------------------------------------------------------------------------------------
Total                   $   -       $   8,250      $ 485,926     $ 105      $ 13,784     $  312,751      $  8,085     $ 828,901
                        =======================================================================================================


                  Commercial Paper
                  ----------------

                  The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see "Lines of Credit," below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Part II, Item 8., Note 6, in the 2002 Form 10-K). NW Natural had no commercial paper notes outstanding at March 31, 2003, compared to $0.2 million and $69.8 million at March 31, 2002 and Dec. 31, 2002, respectively. Financial Corporation had no commercial paper notes outstanding at March 31, 2003 or 2002, or at Dec. 31, 2002.

                  Lines of Credit
                  ---------------

                  NW Natural has lines of credit with four commercial banks totaling $150 million. Half of the credit facility with each bank, totaling $75 million, is committed and available through Sept. 30, 2003, and the other $75 million is committed and available through Sept. 30, 2004. In addition, Financial Corporation has available through Sept. 30, 2003, committed lines of credit with two commercial banks totaling $20 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

                  Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit, if any, are based on current market rates. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit as of March 31, 2003 or 2002, or at Dec. 31, 2002.

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

                  The lines of credit require the Company to maintain an indebtedness to total capitalization ratio of 65 percent or less and to maintain a consolidated net worth at least equal to 80 percent of its net worth at Sept. 30, 2002, plus 50 percent of the Company's net income for each subsequent fiscal quarter. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. At March 31, 2003 and Dec. 31, 2002, the Company was in compliance with both of these covenants. The banks have waived through Sept. 30, 2003, a requirement that NW Natural represent that the assets dedicated to its qualified pension plans exceed the unfunded liabilities of the plans before it may draw upon the lines of credit.

                  NW Natural may be unable to draw upon the two-year portions of the credit lines, totaling $75 million, until its notes relating to the two-year commitments are approved by the OPUC or the Washington Utilities and Transportation Commission (WUTC), or both. NW Natural expects that it will be able to secure such approvals, if required.

         Cash Flows
         ----------

                  Operating Activities
                  --------------------

                  Operations provided net cash of $99.5 million in the three months ended March 31, 2003, compared to $91.3 million in the first three months of 2002. The $8.2 million, or 9 percent, increase was due to lower working capital requirements ($26.5 million) and decreased cash from operations before working capital changes ($18.3 million). The decrease in working capital requirements was primarily due to an increase in accounts payable in the first quarter of 2003 compared to a decrease in the first quarter of 2002 ($13.9 million), a larger decrease in inventories ($9.2 million), a larger increase in accrued interest and taxes ($3.0 million), and smaller decreases in other current assets and liabilities ($2.4 million) and accounts receivable ($2.4 million), partially offset by a smaller decrease in accrued unbilled revenue ($4.4 million). The decrease in cash from operations before working capital changes was due to a smaller increase in deferred gas costs ($17.9 million) and lower net income ($8.0 million), partially offset by an increase in deferred income taxes and investment tax credits in the first quarter of 2003 compared to a decrease in the first quarter of 2002 ($6.5 million), and decreases in income from equity investments before income taxes ($0.4 million) and depreciation and amortization ($0.4 million).

                  Investing Activities
                  --------------------

                  Cash requirements for investing activities in the first quarter of 2003 totaled $24.9 million, up from $16.6 million in the same period of 2002. Cash requirements for utility construction totaled $23.5 million, up $8.5 million from the first quarter of 2002. The increase in cash requirements for utility construction in the first quarter of 2003 was primarily the result of capital expenditures related to NW Natural's extension of the pipeline from its Mist gas storage field ($4.4 million) and special projects expanding service into new service areas ($3.8 million).

                  Investments in non-utility property during the first quarter of 2003 totaled $1.3 million, up from $0.3 million during the first quarter of 2002. The increase was due to investment in facilities in support of the Company's interstate gas storage operations.

                  NW Natural's utility construction expenditures in 2003 are estimated to total $153 million, up from $85 million in 2002. Projected utility construction in 2003 includes $31 million for customer growth, up from $29 million in 2002; $41 million for system improvement and support, up from $25 million in 2002; $55 million for the extension of the Mist pipeline and related gas storage, up from $9 million in 2002; and $6 million for the construction of a gas distribution system in Coos County, Oregon, up from $1 million in 2002.

                  During the five-year period 2003 through 2007, utility construction expenditures are estimated at between $500 million and $600 million. The level of capital expenditures over the next five years reflects projected customer growth, system improvement projects resulting in part from requirements under the Pipeline Safety Improvement Act of 2002, and a project estimated to cost $93 million to extend the pipeline that moves gas from NW Natural's Mist gas storage field into growing portions of its service area. See
Part II, Item 8., "Financial Condition - Cash Flows - Investing Activities," in the 2002 Form 10-K. An estimated 60 percent of the required funds are expected to be internally generated over the five-year period; the remainder will be funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

                  Financing Activities
                  --------------------

                  Cash used in financing activities in the first quarter of 2003 totaled $36.5 million, compared to $55.0 million in the first quarter of 2002. Factors contributing to the $18.5 million difference were a smaller reduction in short-term debt in the first quarter of 2003 ($69.8 million) compared to a larger reduction in the first quarter of 2002 ($108.1 million), partially offset by a $20 million decrease in long-term debt issued.

                  In February 2003, NW Natural sold $40 million of its secured 5.66% Series B Medium-Term Notes (MTNs) due 2033, and used the proceeds, together with internally generated cash, to reduce short-term debt by $69.8 million in the first quarter of 2003.

                  NW Natural sold $60 million of its secured MTNs, Series B in March 2002 and used the proceeds, together with internally generated cash, to reduce short-term debt by $108.1 million in the first quarter of 2002.

                  NW Natural may exercise call options in the third of quarter of 2003 on certain of its long-term debt, including $20 million of the 7.25% Series B MTNs due 2023, $4 million of the 7.50% Series B MTNs due 2023 and $11 million of the 7.52% Series B MTNs due 2023, that are each callable in the third quarter at 103.65%, 103.75% and 103.76% of their respective principal amounts.

                  In 2000, NW Natural commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program that has been extended through May 2004. The purchases are made in the open market or through privately negotiated transactions. The Company used $5.8 million for the repurchase of 246,700 shares under the program in 2001. No shares were repurchased in 2002 or in the first quarter of 2003. Since the program's inception, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

         Ratios of Earnings to Fixed Charges
         -----------------------------------

                  For the three months and 12 months ended March 31, 2003 and the 12 months ended Dec. 31, 2002, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 5.31, 2.44 and 2.85, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. A significant part of the business of the Company is of a seasonal nature; therefore, the ratio of earnings to fixed charges for the interim period is not necessarily indicative of the results for a full year.

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

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  There have been no material changes to the information provided in Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," in the 2002 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

                  Within the 90 days prior to the date of the filing of this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Company's Senior Vice President, Finance, and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer, together with the Company's Senior Vice President, Finance, and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b)      Changes in Internal Controls.

                  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Litigation

                  In April 2003, NW Natural settled and agreed with Cascade Resources Corporation and Al Curry (collectively, Cascade) to dismiss their respective claims in Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et al. (United States District Court for the District of Oregon, Case No. CV 01-1620 HU) (the Action). See Part I, Item 3., "Legal Proceedings," in the 2002 Form 10-K. In the settlement, Cascade transferred all of its records, rights and interests in certain leases, including gas storage leases, in Columbia County, Oregon to NW Natural and agreed to refrain from certain competitive activities in the area. The counterclaims against NW Natural described in the 2002 Form 10-K will be dismissed and Enerfin Resources Northwest Limited Partnership (Enerfin) will be the remaining defendant in the Action. NW Natural paid Cascade $0.5 million and agreed to defend and indemnify Cascade against claims by Enerfin relating to the validity and enforceability of the transferred leases. However, NW Natural will have no obligation to defend or indemnify Cascade from any claims for recovery of punitive or other exemplary damages.

                  Enerfin recently filed a motion seeking to allow it to make cross-claims against Cascade. Enerfin's cross-claims allege misconduct by Cascade in obtaining oil and gas production rights in some of the leases subject to the settlement agreement. Enerfin's cross-claims seek to obtain the ownership of oil and gas production (but not gas storage) rights in the leases subject to the settlement. In the alternative, Enerfin seeks damages from Cascade of $12 million together with a demand for $24 million in punitive damages.

                  From time to time the Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operation or cash flows.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit (10)  -  Firm Service Agreement between the Company and
                          Westcoast Energy Inc. dated as of April 1, 2003

         Exhibit (11)  -  Statement re: Computation of Per Share Earnings

         Exhibit (12)  -  Computation of Ratio of Earnings to Fixed Charges

         Exhibit (99) -   Certifications Pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

                  On February 5, 2003, April 2, 2003 and May 1, 2003, the Company filed or furnished its Current Reports on Form 8-K relating, respectively, to: (a) the Company's 2002 earnings (unaudited); (b) the lowering of its earnings guidance for the quarter ended March 31, 2003; and (c) earnings for the quarter ended March 31, 2003 (unaudited) and the status of the Company's Oregon general rate case.

SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORTHWEST NATURAL GAS COMPANY
                                  (Registrant)


Dated:  May 13, 2003              /s/ Stephen P. Feltz
                                  -------------------------------------
                                      Stephen P. Feltz
                                      Principal Accounting Officer
                                      Treasurer and Controller

                                 CERTIFICATIONS


I, Mark S. Dodson, certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003
                                       /s/ Mark S. Dodson
                                       -------------------------------------
                                       Mark S. Dodson
                                       President and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003
                                    /s/ Bruce R. DeBolt
                                    ----------------------------------
                                    Bruce R. DeBolt
                                    Senior Vice President, Finance,
                                    and Chief Financial Officer

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                 March 31, 2003



                                                                         Exhibit
Document                                                                 Number
--------                                                                 ------

Firm Service Agreement between the Company and Westcoast Energy Inc.       (10)
dated as of April 1, 2003

Statement re: Computation of Per Share Earnings                            (11)

Computation of Ratios of Earnings to Fixed Charges                         (12)

Certificate Pursuant to Section 906 of the Sarbanes -
Oxley Act of 2002                                                          (99)