Form 10-Q
period 2003-06-30
NORTHWEST NATURAL GAS CO
filed 2003-08-12
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition period from _______ to ________

                            Commission File No. 0-994

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

At August 8, 2003, 25,738,408 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                                  June 30, 2003

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                           Page
Item 1.    Consolidated Financial Statements                              Number

           Consolidated Statements of Income for the three-month
           and six-month periods ended June 30, 2003 and 2002                  3

           Consolidated Statements of Earnings Invested in the Business
           for the six-month periods ended June 30, 2003 and 2002              4

           Consolidated Balance Sheets at June 30, 2003 and 2002
           and Dec. 31, 2002                                                   5

           Consolidated Statements of Cash Flows for the six-month
           periods ended June 30, 2003 and 2002                                7

           Consolidated Statements of Capitalization at June 30, 2003
           and 2002 and Dec. 31, 2002                                          8

           Notes to Consolidated Financial Statements                          9

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                 16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         30

Item 4.    Controls and Procedures                                            30


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  31

Item 4.    Submission of Matters to a Vote of Security Holders                32

Item 5.    Other Information                                                  32

Item 6.    Exhibits and Reports on Form 8-K                                   33

           Signature                                                          33

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        Consolidated Statements of Income
                                   (Unaudited)

                                                      Three Months Ended         Six Months Ended
Thousands, except per share amounts                        June 30,                  June 30,
-----------------------------------------------------------------------------------------------------
                                                      2003         2002         2003         2002
                                                      ----         ----         ----         ----
Operating revenues:
  Gross operating revenues                          $ 117,489    $ 101,873    $ 324,028    $  380,436
  Cost of sales                                        58,940       45,309      166,891       213,206
                                                    ---------    ---------    ---------    ----------
        Net operating revenues                         58,549       56,564      157,137       167,230

Operating expenses:
  Operations and maintenance                           23,331       20,233       47,402        42,402
  Taxes other than income taxes                         7,350        6,852       18,167        18,854
  Depreciation and amortization                        13,338       12,784       26,504        25,598
                                                    ---------    ---------    ---------    ----------
        Total operating expenses                       44,019       39,869       92,073        86,854
                                                    ---------    ---------    ---------    ----------
Income from operations                                 14,530       16,695       65,064        80,376

Other income (expense)                                  1,348      (13,557)         764       (14,427)
Interest charges - net                                  9,126        8,577       18,072        16,726
                                                    ---------    ---------    ---------    ----------
Income (loss) before income taxes                       6,752       (5,439)      47,756        49,223
Income tax expense (benefit)                            2,290       (2,447)      16,890        17,768
                                                    ---------    ---------    ---------    ----------

Net income (loss)                                       4,462       (2,992)      30,866        31,455
  Redeemable preferred and preference stock
     dividend requirements                                147          590          294         1,185
                                                    ---------    ---------    ---------    ----------
Earnings (loss) applicable to common stock          $   4,315    $  (3,582)   $  30,572    $   30,270
                                                    =========    =========    =========    ==========

Average common shares outstanding                      25,682       25,410       25,649        25,338

Basic earnings (loss) per share of common stock     $    0.17    $   (0.14)   $    1.19    $     1.19

Diluted earnings (loss) per share of common stock   $    0.17    $   (0.14)   $    1.18    $     1.18

Dividends per share of common stock                 $   0.315    $   0.315    $    0.63    $     0.63




               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
          Consolidated Statements of Earnings Invested in the Business
                                   (Unaudited)


                                                                             Six Months Ended June 30,
                                                            ---------------------------------------------------------
Thousands                                                               2003                           2002
---------------------------------------------------------------------------------------------------------------------
Earnings invested in the business:
Balance at beginning of period                              $    157,136                   $    147,950
Net income                                                        30,866    $   30,866           31,455    $   31,455
Cash dividends paid:
    Redeemable preferred and preference stock                       (299)                        (1,194)
    Common stock                                                 (16,144)                       (15,957)
                                                            ------------                   ------------
Balance at end of period                                    $    171,559                   $    162,254
                                                            ============                   ============

Accumulated other comprehensive income (loss):
Balance at beginning of period                              $     (3,084)                  $       (375)
Other comprehensive income - net of tax:
    Change in unrealized gain from price risk
       management activities                                           -             -               95            95
                                                            ---------------------------------------------------------
Comprehensive income                                                        $   30,866                      $  31,550
                                                                            ==========                      =========
Balance at end of period                                    $     (3,084)                  $       (280)
                                                            =============                  ============




               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                           Consolidated Balance Sheets



                                                              June 30,           June 30,
                                                                2003               2002                Dec. 31,
 Thousands                                                  (Unaudited)         (Unaudited)             2002
 ---------------------------------------------------------------------------------------------------------------
Assets:
Plant and property:
   Utility plant                                          $  1,592,613         $  1,494,819          $ 1,539,965
   Less accumulated depreciation                               584,636              537,152              560,798
                                                          ------------         ------------          -----------
        Utility plant - net                                  1,007,977              957,667              979,167
                                                          ------------         ------------          -----------
  Non-utility property                                          23,008               20,793               20,832
  Less accumulated depreciation and amortization                 4,631                3,863                4,404
                                                          ------------         ------------          -----------
        Non-utility property - net                              18,377               16,930               16,428
                                                          ------------         ------------          -----------
        Total plant and property                             1,026,354              974,597              995,595
                                                          ------------         ------------          -----------

Other investments                                               12,833               13,290               12,703
                                                          ------------         ------------          -----------

Current assets:
  Cash and cash equivalents                                     24,059               34,519                7,328
  Accounts receivable                                           34,137               31,320               48,751
  Allowance for uncollectible accounts                          (2,315)              (2,731)              (1,815)
  Accrued unbilled revenue                                      14,579               13,133               44,069
  Inventories of gas, materials and supplies                    35,405               30,793               58,030
  Prepayments and other current assets                          22,559               22,281               37,645
                                                          ------------         ------------          -----------
        Total current assets                                   128,424              129,315              194,008
                                                          ------------         ------------          -----------

Regulatory assets:
  Income tax asset                                              47,975               48,469               47,975
  Unrealized loss on non-trading derivatives                        --               41,408                   --
  Unamortized costs on debt redemptions                          6,277                6,739                6,508
  Other                                                          6,661                4,430                7,040
                                                          ------------         ------------          -----------
        Total regulatory assets                                 60,913              101,046               61,523
                                                          ------------         ------------          -----------

Other assets:
  Investment in life insurance                                  57,660               54,140               54,916
  Fair value of non-trading derivatives                         22,842                   --               12,426
  Other                                                         16,841               12,266               11,620
                                                          ------------         ------------          -----------
        Total other assets                                      97,343               66,406               78,962
                                                          ------------         ------------          -----------
        Total assets                                      $  1,325,867         $  1,284,654          $ 1,342,791
                                                          ============         ============          ===========




               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                           Consolidated Balance Sheets



                                                              June 30,           June 30,
                                                                2003               2002                Dec. 31,
 Thousands                                                  (Unaudited)         (Unaudited)             2002
 ---------------------------------------------------------------------------------------------------------------

Capitalization and liabilities:
  Common stock                                            $     81,467         $     80,638          $    81,023
  Premium on common stock                                      251,129              245,324              248,028
  Earnings invested in the business                            171,559              162,254              157,136
  Accumulated other comprehensive income (loss)                 (3,084)                (280)              (3,084)
                                                          ------------         ------------          -----------
        Total common stock equity                              501,071              487,936              483,103
  Redeemable preference stock                                        -               25,000                    -
  Redeemable preferred stock                                     7,500                8,250                8,250
  Long-term debt                                               450,858              416,183              445,945
                                                          ------------         ------------          -----------
        Total capitalization                                   959,429              937,369              937,298
                                                          ------------         ------------          -----------

Current liabilities:
  Notes payable                                                 16,600                    -               69,802
  Accounts payable                                              55,284               48,590               74,436
  Long-term debt due within one year                            35,000               50,000               20,000
  Taxes accrued                                                  5,238                2,057                7,822
  Interest accrued                                               2,950                2,887                2,902
  Other current and accrued liabilities                         29,716               25,497               30,045
                                                          ------------         ------------          -----------
        Total current liabilities                              144,788              129,031              205,007
                                                          ------------         ------------          -----------

Regulatory liabilities:
  Customer advances                                              1,770                1,879                1,791
  Deferred gas costs payable                                    13,510               10,315               10,635
  Unrealized gain on non-trading derivatives                    22,842                    -               12,426
                                                          ------------         ------------          -----------
        Total regulatory liabilities                            38,122               12,194               24,852
                                                          ------------         ------------          -----------

Other liabilities:
  Deferred income taxes                                        144,769              137,965              141,732
  Deferred investment tax credits                                7,255                8,070                7,824
  Fair value of non-trading derivatives                              -               41,540                    -
  Other                                                         31,504               18,485               26,078
                                                          ------------         ------------          -----------
        Total other liabilities                                183,528              206,060              175,634
                                                          ------------         ------------          -----------
Commitments and Contingencies (see Note 7)                           -                    -                    -
                                                          ------------         ------------          -----------
       Total capitalization and liabilities               $  1,325,867         $  1,284,654          $ 1,342,791
                                                          ============         ============          ===========



               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   Six Months Ended June 30,
                                                                                 ------------------------------
Thousands                                                                            2003               2002
---------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income from operations                                                    $  30,866            $  31,455
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                                 26,504               25,598
      Gain on sale of assets                                                            --                 (221)
      Loss for PGE acquisition costs                                                    --               13,699
      Unrealized gain from price risk management activities                             --                   95
      Deferred income taxes and investment tax credits                               2,468                6,929
      Equity in (earnings) losses of investments                                      (245)                (615)
      Allowance for funds used during construction                                    (358)                (273)
      Deferred gas costs - net                                                       2,875                  226
      Other                                                                         (1,950)                (776)
                                                                                 ---------            ---------
          Cash from operations before working capital changes                       60,160               76,117
      Changes in operating assets and liabilities:
          Accounts receivable - net of uncollectible accounts                       15,114               36,133
          Accrued unbilled revenue                                                  29,490               44,616
          Inventories of gas, materials and supplies                                22,625               18,544
          Accounts payable                                                         (19,152)             (22,108)
          Accrued interest and taxes                                                 4,145              (21,253)
          Other current assets and liabilities                                       8,076                2,740
                                                                                 ---------            ---------
      Cash provided by operating activities                                        120,458              134,789
                                                                                 ---------            ---------
Investing activities:
   Acquisition and construction of utility plant assets                            (56,089)             (32,356)
   Investment in non-utility property                                                 (816)              (2,590)
   PGE acquisition costs                                                                --               (4,142)
   Proceeds from sale of assets                                                         --                  500
   Other investments                                                                   115                  888
                                                                                 ---------            ---------
      Cash used in investing activities                                            (56,790)             (37,700)
                                                                                 ---------            ---------
Financing activities:
   Common stock issued                                                               3,458                3,682
   Redeemable preferred stock retired                                                 (750)                (750)
   Long-term debt issued                                                            40,000               60,000
   Long-term debt retired                                                          (20,000)             (10,500)
   Change in short-term debt                                                       (53,202)            (108,291)
   Cash dividend payments:
         Redeemable preferred and preference stock                                    (299)              (1,194)
         Common stock                                                              (16,144)             (15,957)
                                                                                 ---------            ---------
      Cash used in financing activities                                            (46,937)             (73,010)
                                                                                 ---------            ---------
Increase in cash and cash equivalents                                               16,731               24,079
Cash and cash equivalents - beginning of period                                      7,328               10,440
                                                                                 ---------            ---------
Cash and cash equivalents - end of period                                        $  24,059            $  34,519
                                                                                 =========            =========

---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                   $  18,009            $  17,357
      Income taxes                                                               $   9,200            $  27,912
---------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash financing activities:
   Conversion to common stock:
      7-1/4 % Series of Convertible Debentures                                   $      87            $   1,694




               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    Consolidated Statements of Capitalization


                                                        June 30, 2003          June 30, 2002
Thousands, except share amounts                          (Unaudited)            (Unaudited)          Dec. 31, 2002
--------------------------------------------------------------------------------------------------------------------
Common Stock Equity:
   Common stock - par value $3-1/6 per share        $    81,467            $    80,638           $    81,023
   Premium on common stock                              251,129                245,324               248,028
   Earnings invested in the business                    171,559                162,254               157,136
   Accumulated other comprehensive income (loss)         (3,084)                  (280)               (3,084)
                                                    -----------            -----------           -----------
          Total common stock equity                     501,071     52%        487,936     52%       483,103     51%
Redeemable Preference Stock:
     $6.95 Series, stated value $100 per share                -      -          25,000      3%             -      -
Redeemable Preferred Stock:
     $7.125 Series, stated value $100 per share           7,500      1%          8,250      1%         8,250      1%
Long-Term Debt:
   Medium-Term Notes
   First Mortgage Bonds:
     6.750% Series B due 2002                                 -                 10,000                     -
     5.550% Series B due 2002                                 -                 20,000                     -
     6.400% Series B due 2003                                 -                 20,000                20,000
     6.340% Series B due 2005                             5,000                  5,000                 5,000
     6.380% Series B due 2005                             5,000                  5,000                 5,000
     6.450% Series B due 2005                             5,000                  5,000                 5,000
     6.050% Series B due 2006                             8,000                  8,000                 8,000
     6.310% Series B due 2007                            20,000                 20,000                20,000
     6.800% Series B due 2007                             9,500                  9,500                 9,500
     6.500% Series B due 2008                             5,000                  5,000                 5,000
     7.450% Series B due 2010                            25,000                 25,000                25,000
     6.665% Series B due 2011                            10,000                 10,000                10,000
     7.130% Series B due 2012                            40,000                 40,000                40,000
     8.260% Series B due 2014                            10,000                 10,000                10,000
     7.000% Series B due 2017                            40,000                 40,000                40,000
     6.600% Series B due 2018                            22,000                 22,000                22,000
     8.310% Series B due 2019                            10,000                 10,000                10,000
     7.630% Series B due 2019                            20,000                 20,000                20,000
     9.050% Series A due 2021                            10,000                 10,000                10,000
     7.250% Series B due 2023*                           20,000                 20,000                20,000
     7.500% Series B due 2023*                            4,000                  4,000                 4,000
     7.520% Series B due 2023*                           11,000                 11,000                11,000
     7.720% Series B due 2025                            20,000                 20,000                20,000
     6.520% Series B due 2025                            10,000                 10,000                10,000
     7.050% Series B due 2026                            20,000                 20,000                20,000
     7.000% Series B due 2027                            20,000                 20,000                20,000
     6.650% Series B due 2027                            20,000                 20,000                20,000
     6.650% Series B due 2028                            10,000                 10,000                10,000
     7.740% Series B due 2030                            20,000                 20,000                20,000
     7.850% Series B due 2030                            10,000                 10,000                10,000
     5.820% Series B due 2032                            30,000                      -                30,000
     5.660% Series B due 2033                            40,000                      -                     -
   Convertible Debentures
     7-1/4% Series due 2012                               6,358                  6,683                 6,445
                                                    -----------            -----------           -----------
                                                        485,858                466,183               465,945
    Less long-term debt due within one year              35,000*                50,000                20,000
                                                    -----------            -----------           -----------
     Total long-term debt                               450,858     47%        416,183     44%       445,945     48%
                                                    -----------    ---     -----------    ---    -----------    ---
          Total Capitalization                      $   959,429    100%    $   937,369    100%   $   937,298    100%
                                                    ===========    ===     ===========    ===    ===========    ===

     * To be redeemed in the third quarter of 2003


              ----------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Financial Statements

         The information presented in the consolidated financial statements is unaudited, but includes all material adjustments, including normal recurring accruals, that the management of the Company considers necessary for a fair presentation of the results for each period reported. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K (2002 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

         As referred to in this report, the Company consists of Northwest Natural Gas Company (NW Natural), a regulated utility, and non-regulated wholly-owned subsidiary businesses NNG Financial Corporation (Financial Corporation) and Northwest Energy Corporation (Northwest Energy). Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and Portland General Electric Company (PGE) if the acquisition of PGE had been completed.

         Certain amounts from prior periods have been reclassified to conform, for comparison purposes, with the current financial statement presentation. These reclassifications had no impact on prior period results of operations.

2.    New Accounting Standards

      Adopted Standards

         Effective Jan. 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recognition of an Asset Retirement Obligation (ARO) for legal obligations associated with the retirement of tangible long-lived assets, including the recording of fair value of the liability, if reasonably estimable, for an ARO in the period in which it is incurred. The ARO liability is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. In the Company's judgment, it does not have any material legal obligations associated with the retirement of its tangible long-lived assets, except for certain assets with indefinite system lives for which the Company cannot estimate the ARO because the settlement date is indeterminable. In addition, NW Natural's accounting records conform to certain regulatory requirements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, NW Natural recognizes estimated asset retirement costs (removal costs) on many regulated, long-lived assets through a charge to depreciation expense allowed in rates, with a corresponding accrual to accumulated depreciation. As of June 30, 2003, the Company had $130 million of estimated removal costs in excess of normal depreciation costs included in accumulated depreciation in the consolidated balance sheets. The adoption of SFAS No. 143 did not have a material impact on the Company's financial condition or results of operations.

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

         In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. A guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also provides for additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after Dec. 31, 2002. In connection with the settlement of litigation involving leases in the Mist gas storage field (see Part II., Item 1., "Legal Proceedings"), NW Natural agreed to defend and indemnify a party against claims relating to the validity and enforceability of certain transferred leases. However, NW Natural will have no obligation to defend or indemnify the party from any claims for recovery of punitive or other exemplary damages. After analyzing the likelihood of obligations arising under the indemnity, NW Natural determined that no accrual is required under FIN 45.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of, and the financial reporting for, entities over which control is achieved through means other than voting rights, known as variable interest entities. FIN 46 provides guidance for determining whether consolidation is required under the controlling financial interest model of Accounting Bulletin No. 51. Certain variable interest entities must be consolidated by the primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after Jan. 31, 2003. For variable interest entities created or acquired prior to Feb. 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company did not have interests in any variable interest entities during any of the current reporting periods, such that the application of FIN 46 did not have a material impact on the Company's financial condition or results of operations.

      Recent Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 primarily amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as financing activity in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within the scope of the Statement as a liability if that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 will result in the Company reclassifying dividends on its redeemable preferred stock as interest expense, but such reclassification will not have a material impact on the Company's financial condition or results of operations.

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

         During the first quarter of 2003, NW Natural granted LTIP awards covering a new three-year performance period (2003-05). The aggregate target award and maximum award were 28,000 and 56,000 shares, respectively. Following the end of the performance period, actual awards are distributed based on the attainment of certain return on equity performance goals. During the performance period, the Company recognizes compensation expense and liability for the LTIP awards based on performance levels achieved or expected to be achieved and the estimated market value of the common stock as of the distribution date. At June 30, 2003, no compensation expense or liability had been accrued for the new LTIP grant.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based compensation plans at fair value.

         The Company adopted the SFAS No. 148 disclosure requirements but has continued to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its stock-based employee compensation. Under the Restated SOP, NW Natural grants employee stock options for a fixed number of shares to officers and certain key employees with an exercise price equal to or greater than the market value of the shares at the date of grant. Inasmuch as NW Natural grants stock options at market value, no compensation expense was recognized in the results of operations for the six months ended June 30, 2003.

         As of June 30, 2003, options on 1,429,500 shares were available for grant and options to purchase 426,764 shares were outstanding. Options granted generally have 10-year terms and vest ratably over a three-year period following the date of grant. The Company did not grant any options to purchase shares during the six months ended June 30, 2003.

         If compensation expense for these plans had been determined consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below:


                                                                            Three Months Ended         Six Months Ended
                                                                                  June 30,                  June 30,
                                                                          ----------------------     --------------------
Thousands, except per share amounts                                         2003         2002          2003        2002
-------------------------------------------------------------------------------------------------------------------------

Earnings (loss) applicable to common stock:
     As reported                                                          $   4,315   $   (3,582)    $ 30,572    $ 30,270
     Deduct:  additional stock-based compensation expense as determined
        under fair value based method for all awards - net of tax               (71)        (110)        (132)       (223)
                                                                          ---------   ----------     --------    --------
     Pro forma                                                            $   4,244   $   (3,692)    $ 30,440    $ 30,047
                                                                          =========   ==========     ========    ========

Basic earnings (loss) per share:
     As reported                                                          $    0.17   $    (0.14)    $   1.19    $   1.19
     Pro forma                                                            $    0.17   $    (0.15)    $   1.19    $   1.19
Diluted earnings (loss) per share:
     As reported                                                          $    0.17   $    (0.14)    $   1.18    $   1.18
     Pro forma                                                            $    0.17   $    (0.15)    $   1.18    $   1.18




         The effects of applying SFAS No. 123 to pro forma disclosures may not be representative of the effects on reported net income for future periods until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated market value of stock options is amortized to expense over the vesting period.

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

         At June 30, 2003, NW Natural had 21 natural gas price swap contracts and 77 foreign currency forward contracts covering its exposures to natural gas commodity prices and foreign currency exchange rates, respectively. Each of these contracts was designated as a cash flow hedge. The estimated fair values and the notional amounts of derivative instruments outstanding were as follows:


                                                                                June 30, 2003              Dec. 31, 2002
                                                                          --------------------------------------------------
                                                                          Fair Value    Notional     Fair Value    Notional
    Thousands                                                             Gain (Loss)    Amount      Gain (Loss)    Amount
----------------------------------------------------------------------------------------------------------------------------

      Fixed-price natural gas commodity swap contracts                    $  22,587   $  199,426     $   11,422   $  159,724
      Fixed-price natural gas call option contracts                               -           -             717       18,084
      Physical natural gas supply contract with embedded derivative               -           -             448        2,754
      Foreign currency forward purchase contracts                               255       15,946           (161)      15,525
                                                                          ----------------------     -----------------------
             Total                                                        $  22,842   $  215,372     $   12,426   $  196,087
                                                                          ======================     =======================

5.    Long Term Debt

         NW Natural has exercised optional redemption provisions applicable to certain of its long-term debt, including all $4 million of the 7.50% Series B Medium-Term Notes (MTN) due 2023, all $11 million of the 7.52% Series B MTNs due 2023, and all $20 million of the 7.25% Series B MTNs due 2023. These MTNs are redeemable in the third quarter of 2003 at 103.75 percent, 103.76 percent and
103.65 percent of their respective principal amounts. The Company redeemed the 7.50% and 7.52% Series on July 1 and will redeem the 7.25% Series on Aug. 18, in each case with the proceeds from sales of commercial paper. NW Natural intends to refinance this debt through the sale of new long-term debt in the third or fourth quarter of 2003.

         Including the optional redemption of the MTNs discussed above, the maturities for each of the 12-month periods ending June 30 for the five years ending June 30, 2008 on the long-term debt outstanding amount to: $35.0 million in 2004; no maturity in 2005; $23.0 million in 2006; $29.5 million in 2007; and no maturity in 2008. Holders of certain MTNs have put options that, if exercised, would accelerate the maturity of long-term debt by $10.0 million and $20.0 million in the 12-month periods ending June 30, 2006 and 2007, respectively.

6.    Segment Information

         The Company principally operates in a segment of business, "Utility," consisting of the distribution of natural gas. Another segment, "Gas Storage," represents natural gas storage services provided to interstate customers and asset optimization services under a contract with an independent energy trading company. The remaining segment, "Other," primarily consists of non-regulated investments in alternative energy projects in California and a Boeing 737-300 aircraft leased to Continental Airlines, and includes costs relating to the terminated acquisition of PGE.

         The following table presents information about the reportable segments for the three- and six-month periods ended June 30, 2003 and 2002. Inter-segment transactions are insignificant.


                                       Three Months Ended June 30,                       Six Months Ended June 30,
                            --------------------------------------------     ------------------------------------------------
Thousands                    Utility  Gas Storage     Other        Total       Utility   Gas Storage     Other       Total
------------------------------------------------------------------------     ------------------------------------------------

2003
Net operating revenues      $   56,112  $   2,387  $     50   $   58,549     $  152,117    $   4,931  $     89     $  157,137
Depreciation and amortiza-
   tion                         13,225        113         -       13,338         26,277          227         -         26,504
Other operating expenses        30,489        162        30       30,681         65,172          345        52         65,569
Income from operations          12,398      2,112        20       14,530         60,668        4,359        37         65,064
Income from financial
   investments                       -          -       505          505              -            -       245            245
Net income                       2,869      1,177       416        4,462         28,028        2,452       386         30,866
Total assets at June 30,
   2003                      1,287,283     20,495    18,089    1,325,867      1,287,283       20,495    18,089      1,325,867


2002
Net operating revenues      $   54,077  $   2,444  $     43   $   56,564     $  162,915    $   4,218  $     97     $  167,230
Depreciation and amortiza-
   tion                         12,685         99         -       12,784         25,408          190         -         25,598
Other operating expenses        26,785        248        52       27,085         60,685          497        74         61,256
Income (loss) from
   operations                   14,607      2,097        (9)      16,695         76,822        3,531        23         80,376
Income from financial
   investments                       -          -       477          477              -            -       615            615
Loss for PGE acquisition
   costs                             -          -    (8,347)      (8,347)             -            -    (8,347)        (8,347)
Net income (loss)                3,616      1,192    (7,800)      (2,992)        37,050        1,978    (7,573)        31,455
Total assets at June 30,
   2002                      1,250,435     16,572    17,647    1,284,654      1,250,435       16,572    17,647      1,284,654


7.    Commitments and Contingencies

         Environmental Matters

         On June 30, 2003, the Company filed a Feasibility Scoping Plan and an Ecological and Human Health Risk Assessment with the Oregon Department of Environmental Quality (ODEQ), which outlined a range of remedial alternatives for the most contaminated portion of the Gasco site. See Part II, Item 8., Note 12, in the 2002 Form 10-K. NW Natural will work with the ODEQ to determine the appropriate remedial action from among the alternatives. Based upon the proposed actions in the draft plan, the Company estimates its range of liability, including the cost of investigation, from feasible alternatives at between $1.7 million and $7 million. NW Natural has a recorded liability of $1.7 million, as of June 30, 2003, for its estimated costs of investigation and remediation related to the Gasco site. See Item 2., "Management's Discussion and Analysis of Results of Operations and Financial Condition - Application of Critical Accounting Policies - Critical Estimates."

         NW Natural has accrued all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable. See Part II, Item 8., Note 12, in the 2002 Form 10-K. Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated.

         On May 27, 2003, the OPUC approved NW Natural's request for deferral of environmental costs associated with five specific sites, including the Gasco, Wacker, Portland Gas and Portland Harbor sites. See Part II, Item 8., Note 12, in the 2002 Form 10-K. The authorization, effective for a 12-month period beginning April 7, 2003, allows NW Natural to defer and seek recovery of unreimbursed environmental costs in a future general rate case. As of June 30, 2003, NW Natural has recorded $0.6 million of these costs in a deferred regulatory account. Additionally, on a cumulative basis through June 30, 2003, the Company has accrued environmental costs totaling $7.9 million relating to the five sites, including $5.5 million that has already been disbursed. In addition, the Company currently estimates insurance recoveries related to these sites of $3.6 million and has recorded this amount as a receivable.

         NW Natural expects that the costs of further investigation and remediation for which it may be responsible with respect to the Gasco site, the Wacker site, the Portland Harbor site and the Portland Gas site, if any, should be recoverable, in large part, from insurance. In the event these costs are not recovered from insurance, NW Natural will seek recovery through future rates.

         Litigation

         In April 2003, NW Natural settled and agreed with Cascade Resources Corporation and Al Curry (collectively, Cascade) to dismiss their respective claims in Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et al. (United States District Court for the District of Oregon, Case No. CV 01-1620 HU) (the Action). See Part I, Item 3., "Legal Proceedings," in the 2002 Form 10-K and Part II, Item 1., "Legal Proceedings," in the Company's Form 10-Q for the quarter ended March 31, 2003. In the settlement, Cascade transferred all of its records, rights and interests in certain leases, including gas storage leases, in Columbia County, Oregon to NW Natural and agreed to refrain from certain competitive activities in the area. The counterclaims against NW Natural described in the 2002 Form 10-K have been dismissed and Enerfin Resources Northwest Limited Partnership (Enerfin) is the remaining defendant in the Action. NW Natural paid Cascade $0.5 million and agreed to defend and indemnify Cascade against claims by Enerfin relating to the validity and enforceability of the transferred leases. However, NW Natural will have no obligation to defend or indemnify Cascade from any claims for recovery of punitive or other exemplary damages. In June 2003, the court denied Enerfin's motion seeking to allow it to make cross-claims against Cascade in the case. In July, Enerfin filed a Motion for Summary Judgment seeking dismissal of claims made by NW Natural against it. The Company expects to oppose the motion.

         On March 13, 2003, the Oregon Energy Facility Siting Council (EFSC) issued a Final Order and Site Certificate (Site Certificate) pursuant to which the EFSC approved construction of the Company's proposed South Mist Pipeline Extension (SMPE) along a designated route. See Part II, Item 7., "Financial

Condition - Investing Activities," in the 2002 Form 10-K. In May, two parties in the contested case before EFSC separately appealed the issuance of the Site Certificate to the Oregon Supreme Court. (Supreme Court Nos. 550428 and 550434 (consolidated)). The appeals were argued before the Supreme Court on July 22, 2003 and a final decision is pending. On July 30, 2003, the Supreme Court denied a motion filed by one of the appellants to stay construction of the SMPE.

         From time to time the Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any such legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operation or cash flows.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following is management's assessment of Northwest Natural Gas Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 2003 and 2002. Unless otherwise indicated, references in the discussion to Notes are to the notes to the consolidated financial statements in the Company's 2002 Annual Report on Form 10-K (2002 Form 10-K).

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

         Together these businesses are referred to herein as the Company (see "Non-utility Operations," below, and Part II, Item 8., Note 2, in the 2002 Form 10-K).

         In addition to presenting results of operations and earnings amounts in total, certain measures are expressed in cents per share on a diluted basis (see
Part II, Item 8., Note 1, in the 2002 Form 10-K). These amounts reflect factors that directly impact the Company's earnings. The Company believes this per share information is useful because it enables readers to better understand the impact of these factors on the Company's earnings.

Application of Critical Accounting Policies

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

         Management considers its critical accounting policies to be those which are most important to the representation of the Company's financial condition and results of operations and which require management's most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or using different assumptions. These critical accounting policies are described in the 2002 Form 10-K (see Part II, Item 7., "Application of Critical Accounting Policies - Regulatory Accounting, Revenue Recognition, Accounting for Derivative Instruments and Hedging Activities, Accounting for Pensions, and Contingencies," in the 2002 Form 10-K). Because of the uncertainty inherent in these matters, actual results could differ materially from the estimates developed from applying these critical accounting policies.

      Critical Estimates

         Within the context of the Company's critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

         In addition to critical accounting estimates described in the 2002 Form 10-K, NW Natural recorded an additional loss contingency totaling $1.7 million in the second quarter of 2003 for an estimate of environmental remediation costs at its Gasco site (see Note 7 to the accompanying Consolidated Financial Statements). The amount of NW Natural's current accrual is based on estimates at the lower end of the range of probable liability for the costs of remedial alternatives outlined in the Feasibility Scoping Plan and the Ecological and Human Health Risk Assessment. If the costs of remedial activity were assumed at the higher end of the range, then the Company would have accrued an additional $5.3 million liability. However, the Company does not believe that a change in the estimate would have a material impact on the Company's financial condition or results of operations, because NW Natural expects to recover these additional costs from insurance. In addition, the Company is authorized by the Oregon Public Utility Commission (OPUC) to defer these costs as a regulatory asset and, in the event these costs are not recovered from insurance, would seek to recover them through future utility rates.

Earnings and Dividends

         The Company's earnings applicable to common stock were $4.3 million in the quarter ended June 30, 2003, compared to a loss of $3.6 million in the quarter ended June 30, 2002. Earnings per share from consolidated operations were 17 cents a diluted share in the second quarter of 2003, compared to a loss of 14 cents a share in last year's second quarter. The results for the second quarter of 2002 included a charge of $13.7 million before tax, equivalent to 32 cents a diluted share, for NW Natural's transaction costs incurred through June 30, 2002 in its efforts to acquire Portland General Electric Company (PGE) from Enron Corp.

         NW Natural earned $2.7 million or 11 cents a diluted share from gas utility operations in the second quarter of 2003, compared to $2.9 million or 12 cents a share in the second quarter of 2002. The Company earned $1.2 million or 5 cents a diluted share from its gas storage business segment in this year's second quarter, about the same as its results from the gas storage business in the second quarter of 2002. The Company also earned $0.4 million or about 1 cent a diluted share from its subsidiary and other non-utility operations in the second quarter of 2003, compared to a loss of $7.7 million or 31 cents a share in the second quarter of 2002 which included the $13.7 million charge for PGE transaction costs.

         For the six months ended June 30, 2003, NW Natural's earnings applicable to common stock were $30.6 million, or $1.18 a diluted share, compared to earnings of $30.3 million, also equivalent to $1.18 a diluted share, in the first six months of 2002. The results for the first six months of 2002 included the charge equivalent to 32 cents a diluted share for the PGE transaction costs, as reported above.

         NW Natural earned $27.7 million or $1.07 a diluted share from gas utility operations in the first six months of 2003, compared to $35.9 million or $1.40 a share in the first six months of 2002. Weather conditions in NW Natural's service territory in the first half of the year were 4 percent warmer than average and 9 percent warmer than last year. The Company earned $2.5 million or 10 cents a diluted share from its gas storage business segment in the first six months of 2003, compared to $2.0 million or 8 cents a share in the first six months of 2002; and $0.4 million or about 1 cent a diluted share from its subsidiary and other non-utility operations in the first half of this year, compared to a loss of $7.6 million or 30 cents a share in the first half of last year.

         Dividends paid on common stock were 31.5 cents a share for each of the three-month periods ended June 30, 2003 and 2002. In July 2003, the Company's Board of Directors declared a quarterly dividend of 31.5 cents a share on the common stock, payable Aug.15, 2003, to shareholders of record on July 31, 2003. The current indicated annual dividend rate is $1.26 a share.

Results of Operations

      Regulatory Developments

         In November 2002, NW Natural filed a general rate case with the OPUC, proposing a revenue increase of $38 million per year from Oregon operations through rate increases averaging 6.8 percent (see Part II, Item 7., "Results of Operations - Regulatory Matters," in the 2002 Form 10-K).

         In April 2003, NW Natural filed stipulations in the case representing a partial settlement between the Company and the OPUC Staff (Staff). The stipulations included agreements with the Staff with respect to many elements of NW Natural's cost of service, including all operations and maintenance expenses and rate base investments for the prospective test year.

         On Aug. 5, 2003, NW Natural filed additional stipulations with the Staff and the other active parties covering the remaining issues in the case. The proposed settlement embodying all of the stipulations would authorize a revenue increase of $13.9 million per year. The settlement incorporates a capital structure including 49.5 percent common equity, a return on equity of
10.2 percent, and the adoption of a weather normalization mechanism in substantially the form proposed by NW Natural. If approved by the OPUC, approximately $6.2 million of the $13.9 million total revenue increase would go into effect on Sept. 1, 2003, and the remainder would go into effect as all or portions of NW Natural's South Mist Pipeline Extension (SMPE) project and its Coos County distribution system project are completed and go into service between Dec. 1, 2003 and Dec. 1, 2004. The Company is unable to determine the extent to which the settlement among NW Natural, the Staff and the other parties in the case will be accepted by the OPUC.

      Comparison of Gas Operations

         The following table summarizes the composition of gas utility volumes and revenues for the three and six months ended June 30, 2003. Separate schedules have been presented for "Utility Operating Revenues - Dollars" to reflect the impact with and without billing credits in June 2002 relating to deferred gas costs savings, as discussed below:


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------------------------------
(Thousands)                                                            2003          2002         2003           2002
----------------------------------------------------------------------------------------------------------------------
Utility Gas Sales and Transportation Volumes - Therms:
Residential and commercial sales                                     130,051       130,355       366,374       393,292
Unbilled volumes                                                     (19,593)      (27,907)      (36,155)      (46,529)
                                                                   ---------     ---------     ---------     ---------
     Weather-sensitive volumes                                       110,458       102,448       330,219       346,763
Industrial firm sales                                                 11,967        15,675        26,521        39,430
Industrial interruptible sales                                         8,303         5,905        11,988        20,280
                                                                   ---------     ---------     ---------     ---------
     Total gas sales                                                 130,728       124,028       368,728       406,473
Transportation deliveries                                             98,916       106,616       208,076       217,348
                                                                   ---------     ---------     ---------     ---------

     Total volumes sold and delivered                                229,644       230,644       576,804       623,821
                                                                   =========     =========     =========     =========


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------------------------------
(Thousands, except customers and degree-days)                         2003          2002          2003         2002
----------------------------------------------------------------------------------------------------------------------

Utility Operating Revenues - Dollars (with cost of gas
   adjustments):
Residential and commercial sales                                  $  110,964   $   105,064    $  311,477    $  364,555
Unbilled revenues                                                    (16,280)      (26,731)      (30,220)      (44,626)
                                                                  ----------   -----------    ----------    ----------
     Weather-sensitive revenues                                       94,684        78,333       281,257       319,929
Industrial firm sales                                                  7,019         9,026        15,685        26,891
Industrial interruptible sales                                         4,099         2,675         5,943        12,571
                                                                  ----------   -----------    ----------    ----------
     Total gas sales                                                 105,802        90,034       302,885       359,391
Transportation revenues                                                5,048         7,431        10,853        13,883
Other revenues                                                         4,196         1,906         5,247         2,079
                                                                  ----------   -----------    ----------    ----------

     Total utility operating revenues                                115,046        99,371       318,985       375,353

     Cost of gas sold                                                 58,934        45,294       166,868       212,438
                                                                  ----------   -----------    ----------    ----------

     Net utility operating revenues (margin)                      $   56,112   $    54,077    $  152,117    $  162,915
                                                                  ==========   ===========    ==========    ==========

Total number of customers (end of period)                            566,955       548,589       566,955       548,589
                                                                  ==========   ===========    ==========    ==========

Actual degree-days                                                       730           729         2,413         2,649
                                                                  ==========   ===========    ==========    ==========

20-year average degree-days                                              672           674         2,510         2,510
                                                                  ==========   ===========    ==========    ==========




         NW Natural refunded approximately $29.9 million of deferred gas cost savings to its Oregon customers through billing credits in June 2002. The refunds were the customers' 67 percent portion of gas cost savings realized between October 2001 and March 2002 and had been deferred, with interest, pursuant to NW Natural's Purchased Gas Adjustment (PGA) tariff in Oregon (see "Cost of Gas," below). The refunds reduced gross operating revenues for the first six months of 2002 by $29.9 million, and reduced both cost of gas and deferred gas costs payable by $29.0 million. The refunds also reduced margin by about $0.9 million, but this amount was almost entirely offset by corresponding reductions in franchise tax expense and uncollectible accounts expense such that the effect of the refunds on net income was negligible.

         For comparison purposes, the following table illustrates the pro forma results without the revenue effect of the billing credits in June 2002:


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------------------------------
(Thousands)                                                           2003          2002          2003         2002
----------------------------------------------------------------------------------------------------------------------
Utility Operating Revenues - Dollars (without cost of gas
   adjustments):
Residential and commercial sales                                  $  110,964   $   130,996    $  311,477    $  390,487
Unbilled revenues                                                    (16,280)      (26,731)      (30,220)      (44,626)
                                                                  ----------   -----------    ----------    ----------
     Weather-sensitive revenues                                       94,684       104,265       281,257       345,861
Industrial firm sales                                                  7,019        11,956        15,685        29,821
Industrial interruptible sales                                         4,099         3,669         5,943        13,565
                                                                  ----------   -----------    ----------    ----------
     Total gas sales                                                 105,802       119,890       302,885       389,247
Transportation revenues                                                5,048         7,431        10,853        13,883
Other revenues                                                         4,196         1,906         5,247         2,079
                                                                  ----------   -----------    ----------    ----------

     Total utility operating revenues                                115,046       129,227       318,985       405,209

     Cost of gas sold                                                 58,934        74,248       166,868       241,392
                                                                  ----------   -----------    ----------    ----------

     Net utility operating revenues (margin)                      $   56,112   $    54,979    $  152,117    $  163,817
                                                                  ==========   ===========    ==========    ==========




         NW Natural issued billing credits totaling approximately $3.1 million to Oregon customers in the second quarter of 2003, representing the customers' share of net income from interstate storage operations and margin from an asset optimization contract in 2002 (see Part II, Item 7., "Results of Operations - Non-utility Operations - Gas Storage," in the 2002 Form 10-K). Similarly, NW Natural issued billing credits totaling approximately $1.2 million to Oregon customers in the second quarter of 2002, representing the customers' share of income and margin from these sources in 2001. The billing credits reduced utility operating revenues for the first six months of 2003 and 2002 by $3.1 million and $1.2 million, respectively.

         Residential and Commercial

         NW Natural continues to experience rapid customer growth, with 18,366 customers added since June 30, 2002, for a growth rate of 3.3 percent. In the three years ended Dec. 31, 2002, more than 58,000 customers were added to the system, representing an average annual growth rate of 3.9 percent.

         Typically, 80 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. Weather conditions in the second quarter of 2003 were 9 percent cooler than average, compared to 8 percent cooler than average in the second quarter of 2002. Weather in the first six months of 2003 was 4 percent warmer than average and 9 percent warmer than the first six months of 2002. Average weather conditions are calculated from the most recent 20 years of temperature data measured by heating degree-days.

         Volumes of gas sold to residential and commercial customers in the second quarter of 2003 were 8.0 million therms, or 8 percent, higher than in the second quarter of 2002, reflecting slightly cooler weather, lower rates and customer growth. Related revenues, excluding the impact of $29.9 million refunded to Oregon customers in June 2002, decreased $9.6 million, or 9 percent, primarily due to net rate decreases effective Oct. 1, 2002. Customer growth in the residential and commercial segments since June 30, 2002, contributed an estimated 2.8 million therms in sales volumes and $1.3 million in additional margin.

         Gas sales to residential and commercial customers in the first six months of 2003 were 16.5 million therms, or 5 percent, lower than in the first half of 2002, reflecting warmer weather that was partially offset by the impact of lower rates and customer growth. Related revenues, again excluding the impact of refunds to Oregon customers in June 2002, decreased $64.6 million, or 19 percent, primarily due to the net rate decreases effective Oct. 1, 2002. Customer growth in the residential and commercial segments since June 30, 2002, contributed an estimated 9.6 million therms in sales volumes and $4.0 million in additional margin.

         NW Natural's rate decreases in October 2002 were primarily related to substantial reductions in gas commodity costs and were applied through the Company's PGA mechanisms in Oregon and Washington (see Part II, Item 7., "Results of Operations - Regulatory Matters," in the 2002 Form 10-K). At the same time, NW Natural also applied small, partially offsetting rate increases in Oregon designed to recover the margin lost due to changes in residential and commercial consumption patterns in recent years. These rate increases contributed an estimated $2.0 million of margin in the second quarter of 2003 and $6.0 million of margin in the first half of 2003, equivalent to about 5 cents a diluted share of earnings in the second quarter and 14 cents a share in the six-month period.

         Industrial Sales and Transportation Revenues

         The following table summarizes the delivered volumes and margin in the industrial and electric generation markets:


                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                            -------------------       -------------------
         (Thousands)                                          2003       2002           2003        2002
         ------------------------------------------------------------------------------------------------
         Delivered volumes - therms:
         Industrial sales and transportation                119,186     128,093        244,918    273,729
         Electric generation                                      -         103          1,667      3,329
                                                            -------     -------        -------    -------
            Total volumes                                   119,186     128,196        246,585    277,058
                                                            =======     =======        =======    =======

         Margin - dollars:
         Industrial sales and transportation                $ 9,131     $ 9,452       $ 18,877   $ 21,859
         Electric generation                                      -       2,239              6      4,573
                                                            -------     -------        -------    -------
            Total margin                                    $ 9,131    $ 11,691       $ 18,883   $ 26,432
                                                            =======    ========       ========   ========



         Total volumes delivered to industrial and electric generation customers were 9 million therms, or 7 percent, lower in the second quarter of 2003 than in the same period of 2002. Combined margins from these customers were $2.6 million, or 22 percent, lower in the second quarter of 2003 compared to the same period of 2002. In the six months ended June 30, 2003, volumes were 30 million therms, or 11 percent, lower than in the same period in 2002. Combined margins were $7.5 million, or 29 percent, lower in the six months ended June 30, 2003 than in the same period in 2002.

         Volumes delivered to end-use industrial sales and transportation customers, excluding electric generation customers, in the six months ended June 30, 2003 were 11 percent lower than in the same period in 2002. Margin from these customers in the six months ended June 30, 2003 was 14 percent lower than in the same period in 2002. The decline in volumes was due to a combination of warmer weather and weaker economic conditions, while the greater percentage decline in margin was due to shifts by some customers during 2002 from higher-margin sales or transportation schedules to lower-margin transportation schedules.

         In the electric generation market, margin in the six months ended June 30, 2003 was negligible, compared to $4.6 million from this market in the same period in 2002. The difference is equivalent to an earnings reduction of 11 cents a share. One-year contracts for service to two customers in this market expired on June 30, 2002 and were not renewed; spot market electricity prices by then had gone down and wholesale power supplies were more readily available.

         Other Revenues

         Other revenues include revenues recognized from a variety of sources other than the sale and transportation of gas (see Part II, Item 8., Note 1, in the 2002 Form 10-K), including deferrals to and amortizations from regulatory accounts and miscellaneous customer fees.

         Other revenues contributed $4.2 million to utility operating revenues in the second quarter of 2003, compared to $1.9 million in the second quarter of 2002. The $2.3 million increase in other revenues in the first quarter of 2003 came primarily from higher amortizations of interstate storage credits ($1.8 million) and revenue deferrals under NW Natural's partial decoupling mechanism ($0.9 million)(see Part II, Item 7., "Results of Operations - Regulatory Matters," in the 2002 Form 10-K), partially offset by lower amounts of revenue deferrals for lost margin under a high-efficiency furnace program ($0.2 million) and a decrease in customer late payment charges ($0.1 million).

         Other revenues contributed $5.3 million to utility operating revenues in the first six months of 2003, compared to $2.1 million in the first six months of 2002. The $3.2 million increase was primarily due to higher amortizations of interstate storage credits ($1.8 million) and revenue deferrals under the partial decoupling mechanism ($1.4 million).

         Cost of Gas

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

         As of June 30, 2003, the Company had replaced all of its expiring long-term contracts with supply contracts for gas purchases of similar aggregate volume levels. All of the replacement contracts have terms of five years or less and contain commodity price provisions that are tied directly to monthly market index prices for the term of the contract. The Company intends to engage in financial swaps that are intended to have the effect of converting these monthly market index prices into fixed prices for most of its gas purchases under these contracts.

         The cost per therm of gas sold was 23 percent higher during the second quarter of 2003 than in the second quarter of 2002. Results for the three months ended June 30, 2002 included an adjustment reducing cost of gas by $29.0 million (see "Comparison of Gas Operations," above). Excluding the impact of this adjustment, the cost per therm of gas sold decreased 25 percent in the second quarter of 2003 compared to the second quarter of 2002. In the first six months of 2003, the cost per therm of gas sold was 13 percent lower than in the first six months of 2002, and was 24 percent lower than the first six months of 2002 excluding the cost of gas adjustment. The cost per therm of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, margin from upstream gas sales, demand cost equalization, regulatory deferrals and company use.

         Results for the three months ended June 30, 2002 also included adjustments reducing cost of gas relating to corrections in the amounts of deferred expenses for the recovery of pipeline demand charges under NW Natural's PGA mechanism. These adjustments totaled $2.9 million, contributing 7 cents a share to earnings in the second quarter of 2002, of which $2.6 million or 6 cents a share applied to periods prior to 2002. The methodology represented in the corrections continues to be applied in the Company's accounting for pipeline demand charges.

         NW Natural's recorded amount of unaccounted-for gas for the six months ended June 30, 2003 was negligible, compared to 0.73 percent of gas receipts for the six months ended June 30, 2002. Unaccounted-for gas is the difference between the amount of gas the Company receives from all sources, including pipeline deliveries and withdrawals from storage, and the amount of gas it delivers to customers or other delivery points. Unaccounted-for gas may be caused in part by physical gas leakage, but it also may be due to cumulative inaccuracies in gas measurements or other causes. The Company considers a normal amount of unaccounted-for gas to be 0.5 percent of its total gas receipts during a period, but the amount may vary within a range around this level. The lower estimated amount of unaccounted-for gas in the first six months of 2003 had the effect of reducing cost of gas and increasing margin by $2.1 million as compared to the equivalent six-month period a year earlier.

         NW Natural uses a natural gas commodity-price hedge program under the terms of its Derivatives Policy to help manage its variable price gas commodity contracts (see Part II, Item 7., "Critical Accounting Policies - Accounting for Derivative Instruments and Hedging Activities," in the 2002 Form 10-K). NW Natural recorded net gains of $8 million and $31 million from commodity swap and call option contracts during the three- and six-month periods ended June 30, 2003, respectively, compared to net losses of $18 million and $45 million in the same periods in 2002. Gains and losses from commodity hedges are included in cost of gas, and the majority of such gains and losses are reflected in annual PGA rate adjustments.

         Under NW Natural's PGA tariff in Oregon, net income from Oregon operations is affected within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projected costs built into rates. The remaining 67 percent of the higher or lower gas costs is recorded as deferred regulatory assets or liabilities for recovery from or refund to customers in future rates. NW Natural's gas costs in the second quarter of 2003 were slightly higher than the gas costs embedded in rates, with the effect that NW Natural's share of the higher costs decreased margin by $0.3 million, equivalent to a loss of about 1 cent a share. For the second quarter of 2002, NW Natural's gas costs were much lower than the projected costs built into rates and the Company's share of the savings realized from gas commodity purchases contributed $1.6 million of margin, equivalent to 3 cents a share of earnings. In the first six months of 2003, NW Natural's gas costs were slightly lower than the gas costs embedded in rates, despite rising gas prices in the spot market, with the effect that NW Natural's share of savings realized from gas commodity purchases contributed $0.3 million of margin, equivalent to 1 cent a share of earnings. The equivalent result in the first half of 2002 was net savings of $10.3 million, equivalent to 24 cents a share of earnings.

         Due to the warm weather and the reduced gas requirements of its industrial sales customers during the first six months of 2003, NW Natural was able to use gas supplies that were under contract for the winter season, but were not required for delivery to core market customers, to make upstream gas sales. The Company's purchase prices for this gas had been locked in through commodity swap and call option agreements entered into last year at levels lower than current market prices. Under the PGA tariff, the margin from these sales is treated as a reduction to the cost of gas, with the effect that 67 percent is deferred for refund to NW Natural's customers and the remaining 33 percent is retained by the Company. NW Natural's share of the margin from upstream gas sales in the second quarter of 2003 was $0.6 million, equivalent to 2 cents a share of earnings, compared to a loss of $0.1 million or less than 1 cent a share loss in the second quarter of 2002. In the first six months of 2003, NW Natural's share of the margin from upstream gas sales contributed $4.6 million of margin, equivalent to 10 cents a share of earnings. The equivalent result in the first half of 2002 was margin of $0.1 million, less than 1 cent a share of earnings.

      Non-utility Operations

         At June 30, 2003 and 2002, the Company's non-utility operations consisted of gas storage operations and two wholly-owned subsidiaries, Financial Corporation and Northwest Energy.

         Gas Storage

         NW Natural realized net income from its non-utility gas storage business segment, after regulatory sharing and income taxes, of $1.2 million or 5 cents a share in the three months ended June 30, 2003 and 2002. For the first six months of 2003, operating results were net income of $2.5 million, compared to net income of $2.0 million for the comparable period in 2002. Gas storage services are provided to upstream interstate customers using storage capacity that has been developed in advance of core utility customers' requirements. NW Natural retains 80 percent of the income before tax from gas storage services and credits the remaining 20 percent to a deferred regulatory account for distribution to its core utility customers.

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

         Financial Corporation

         Financial Corporation's operating results for the three months ended June 30, 2003 were net income of $0.4 million, compared to net income of $0.5 million for the comparable period in 2002. The results in the second quarters of both 2003 and 2002 were equivalent to 1 cent a share of earnings for the Company. For the first six months of 2003, operating results were net income of $0.4 million, compared to $0.7 million for the comparable period in 2002. The lower net income in the current six-month period was primarily due to lower income from miscellaneous receivables and a net decrease in operating results from Financial Corporation's investments in limited partnerships in wind and solar electric generation projects in California. These investments generate the majority of their operating revenues during the second and third quarters; therefore, results of operations for the first six months of the year are not necessarily indicative of the results for a full year. The Company's investment balances in Financial Corporation at June 30, 2003 and 2002 were $9.4 million and $8.6 million, respectively.

         Northwest Energy

         Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE had been completed. Northwest Energy recorded nominal expenses for corporate development activities in the second quarter of 2003.

      Operating Expenses

         Operations and Maintenance

         Consolidated operations and maintenance expenses increased $3.1 million, or 15 percent, and $5.0 million, or 12 percent, in the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The six-month period includes increases of: $2.5 million primarily due to wage and salary increases and incentive bonus accruals; $1.5 million primarily due to higher pension and postretirement benefit costs, including the impact of changes in actuarial assumptions and lower returns on pension assets; $0.7 million primarily due to higher insurance premiums for health care and prescription drug coverage; and $0.5 million primarily due to higher business risk insurance renewal premiums. These cost increases were partially offset by a decrease in uncollectible accounts expense of $0.9 million primarily due to lower net write-offs of accounts receivable compared to last year when customer bills and subsequent write-offs were impacted by higher gas prices and colder weather.

         Taxes Other than Income Taxes

         Taxes other than income taxes, which are principally comprised of franchise, property and payroll taxes, were $0.7 million, or 4 percent, lower in the first six months of 2003 compared to the same period in 2002. Franchise taxes, which are based on gross revenues, decreased $0.9 million, or 10 percent, reflecting lower gross revenues due to lower rates, warmer weather and other factors. Property taxes increased $0.3 million, or 4 percent, due to an increase in utility plant additions.

         Depreciation and Amortization

         Depreciation and amortization expense increased $0.9 million, or 4 percent, in the first six months of 2003 compared to the same period in 2002. Total depreciable plant and property in service at June 30, 2003 was up 5 percent from a year earlier. As a percentage of average plant and property, depreciation and amortization expense was approximately 2 percent for each of the six-month periods ended June 30, 2003 and 2002.

      Other Income (Expense)

         Other income (expense) improved by $14.9 million and $15.2 million in the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. Excluding the effect of the $13.7 million charge for costs incurred in the effort to acquire PGE, the Company's other income (expense) increased $1.2 million in the second quarter of 2003 and increased $1.5 million in the six months ended June 30, 2003, compared to the same periods in 2002, primarily due to reductions in interest charges on deferred regulatory account balances and an increase in gains from Company-owned life insurance. In the three- and six-month periods ended June 30, 2003, other income (expense) included interest expense on deferred regulatory account balances of $0.4 million and $0.7 million, respectively, compared to $1.0 million and $1.9 million in the same periods of 2002. These decreases reflect lower net credit balances outstanding in deferred regulatory accounts. Other income (expense) in the first six months of 2003 also included an increase in gains from Company-owned life insurance of $0.7 million, partially offset by a $0.4 million decrease in income from partnership investments.

      Interest Charges - net

         The Company's net interest expense increased by $0.5 million, or 6 percent, and $1.3 million, or 8 percent, in the three-month and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. Interest expense on long-term debt was $0.5 million higher in each of the three- and six-month periods ended June 30, 2003 primarily due to higher balances outstanding during the period.

      Income Taxes

         The effective corporate income tax rates for the three months ended June 30, 2003 and 2002, were 33.9 percent and 45.0 percent, respectively. The higher rate in the three-month period ended June 30, 2002 was primarily due to the $13.7 million charge for costs incurred in the effort to acquire PGE. The effective corporate income tax rate for the six months ended June 30, 2003 was
35.4 percent, compared to 36.1 percent for the first six months of 2002. Excluding the effect of the $13.7 million PGE-related charge, the effective corporate income tax rates for the three- and six-month periods ended June 30, 2002 were 35.2 percent and 36.7 percent, respectively.

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

         Liquidity and Capital Resources

         At June 30, 2003, the Company had $24.1 million in cash and cash equivalents compared to $34.5 million at June 30, 2002. Short-term liquidity is provided by cash from operations and from the sale of the Company's commercial paper notes, which are supported by commercial bank lines of credit (see "Lines of Credit," below, and Part II, Item 8., Note 6, in the 2002 Form 10-K).

         NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements (see "Cash Flows - Investing Activities," below). In addition, NW Natural has certain contractual commitments under capital leases, operating leases and gas supply purchase contracts that require an adequate source of funding. These capital and contractual expenditures are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

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

         Off-Balance Sheet Arrangements

         The Company has no material off-balance sheet financing arrangements.

         Contractual Obligations

         The following table shows NW Natural's long-term contractual obligations by maturity and type of obligation:


   (Thousands)
   Payments Due in Years   Commercial      Preferred      Long-term      Capital       Operating      Gas Supply
   Ending June 30,            Paper          Stock          Debt          Leases         Leases       Commitments      Total
------------------------------------------------------------------------------------------------------------------------------

   2004                   $   16,600     $     750       $  35,000     $    185       $   2,982       $   60,692    $ 116,209
   2005                            -           750               -          105           2,701           51,450       55,006
   2006                            -           750          23,000           97           2,193           49,511       75,551
   2007                            -           750          29,500           43             199           46,637       77,129
   2008                            -           750               -            -             175           44,767       45,692
                          ---------------------------------------------------------------------------------------------------
   Total 2004 - 2008          16,600         3,750          87,500          430           8,250          253,057      369,587
   Thereafter                      -         3,750         363,358            -           3,373          218,186      588,667
   Less:  imputed
   interest                        -             -               -          (38)              -         (120,599)    (120,637)
                          ---------------------------------------------------------------------------------------------------
   Total                  $   16,600     $   7,500       $ 450,858     $    392       $  11,623       $  350,644    $ 837,617
                          ===================================================================================================




         Commercial Paper

         The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see "Lines of Credit," below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Part II, Item 8., Note 6, in the 2002 Form 10-K). NW Natural had $16.6 million in commercial paper notes outstanding at June 30, 2003, compared to none outstanding at June 30, 2002 and $69.8 million outstanding at Dec. 31, 2002. Financial Corporation had no commercial paper notes outstanding at June 30, 2003 or 2002, or at Dec. 31, 2002.

         Lines of Credit

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

         Under the terms of these lines of credit, NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit, if any, are based on current market rates. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit at June 30, 2003 or 2002, or at Dec. 31, 2002.

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

         The lines of credit require the Company to maintain an indebtedness to total capitalization ratio of 65 percent or less and to maintain a consolidated net worth at least equal to 80 percent of its net worth at Sept. 30, 2002, plus 50 percent of the Company's net income for each subsequent fiscal quarter. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. At June 30, 2003 and at Dec. 31, 2002, the Company was in compliance with both of these covenants. The banks have waived through Sept. 30, 2003, a requirement that NW Natural represent that the assets dedicated to its qualified pension plans exceed the unfunded liabilities of the plans before it may draw upon the lines of credit.

         NW Natural may be unable to draw upon the two-year portions of the credit lines, totaling $75 million, until its notes relating to the two-year commitments are approved by the OPUC or the Washington Utilities and Transportation Commission (WUTC), or both. NW Natural expects that it will be able to secure such approvals, if required.

         Optional Redemptions of Long-Term Debt

         NW Natural has exercised optional redemption provisions applicable to certain of its long-term debt, including all $4 million of the 7.50% Series B Medium-Term Notes (MTN) due 2023, all $11 million of the 7.52% Series B MTNs due 2023, and all $20 million of the 7.25% Series B MTNs due 2023. These MTNs are redeemable in the third quarter of 2003 at 103.75 percent, 103.76 percent and
103.65 percent of their respective principal amounts. The Company redeemed the 7.50% and 7.52% Series on July 1 and will redeem the 7.25% Series on Aug. 18, in each case with the proceeds from sales of commercial paper. NW Natural intends to refinance this debt through the sale of new long-term debt in the third or fourth quarter of 2003.

      Cash Flows

         Operating Activities

         Operations provided net cash of $120.5 million in the six months ended June 30, 2003, compared to $134.8 million in the first six months of 2002. The $14.3 million, or 11 percent, decrease was due to a decrease in cash from operations before working capital changes ($16.0 million), partially offset by an increase in working capital ($1.6 million). The decrease in cash from operations before working capital changes compared to the first six months of 2002 was primarily due to non-cash adjustments to net income in 2002, including the loss recorded for PGE costs ($13.7 million), plus a smaller increase in deferred income taxes and investment tax credits ($4.5 million), partially offset by a larger increase in deferred gas costs ($2.6 million). The increase in working capital for the six months ended June 30, 2003 over the same period last year was due to smaller decreases in accounts receivable ($21.0 million) and accrued unbilled revenue ($15.1 million) caused primarily by lower customer rates and last year's $29.9 million gas cost refund, partially offset by an increase in accrued interest and taxes in 2003 compared to a decrease in 2002 ($25.4 million), an increase in cash provided from changes in other current assets and liabilities ($5.2 million), a larger decrease in inventories of gas, materials and supplies ($4.1 million) and a smaller decrease in accounts payable ($3.0 million).

         NW Natural's refunds to customers of approximately $29.9 million of deferred gas cost savings in June 2002 (see "Results of Operations - Comparison of Gas Operations," above) reduced cash flows from operations in the first six months of 2002 by that amount, but the reduction was more than offset by other factors affecting cash flows in that period.

         Investing Activities

         Cash requirements for investing activities in the first six months of 2003 totaled $56.8 million, up from $37.7 million in the same period of 2002. Cash requirements for utility construction totaled $56.1 million, up $23.7 million from the first six months of 2002. The increase in cash requirements for utility construction in the first six months of 2003 was primarily the result of capital expenditures relating to NW Natural's extension of the pipeline from its Mist gas storage field ($13.0 million) and other special projects to serve new customer load or new service areas ($5.7 million).

         Investments in non-utility property during the first six months of 2003 totaled $0.8 million, down from $2.6 million during the first six months of 2002.

         NW Natural's utility construction expenditures in 2003 currently are estimated to total $139 million, up from $85 million in 2002. Projected utility construction in 2003 includes $31 million for customer growth, up from $29 million in 2002; $41 million for system improvement and support, up from $25 million in 2002; $41 million for this year's portion of the SMPE project (see
Note 7 to the accompanying Consolidated Financial Statements) and related gas storage facilities, up from $9 million in 2002; and $6 million for this year's portion of a project to construct a gas distribution system in Coos County, Oregon, up from $1 million in 2002. NW Natural is proceeding with construction of an initial segment of the SMPE project pending resolution of appeals from the order approving its site certificate for the project.

         During the five-year period 2003 through 2007, utility construction expenditures are estimated at between $500 million and $600 million. The level of capital expenditures over the next five years reflects projected customer growth, system improvement projects resulting in part from requirements under the Pipeline Safety Improvement Act of 2002, and the SMPE project to extend the pipeline that moves gas from NW Natural's Mist gas storage field into growing portions of its service area. See Part II, Item 8., "Financial Condition - Cash Flows - Investing Activities," in the 2002 Form 10-K. An estimated 60 percent of the required funds are expected to be internally generated over the five-year period; the remainder will be funded through a combination of long-term debt and equity securities with short-term debt providing liquidity and bridge financing.

         Financing Activities

         Cash used in financing activities in the first six months of 2003 totaled $46.9 million, down from $73.0 million in the same period of 2002. Factors contributing to the $26.1 million difference were a smaller reduction in short-term debt in the first six months of 2003 ($53.2 million), compared to a larger reduction in the first six months of 2002 ($108.3 million), partially offset by a $20 million decrease in long-term debt issued and a $9.5 million increase in long-term debt retired.

         In February 2003, NW Natural sold $40 million of its secured 5.66% Series B MTNs due 2033, and used the proceeds, together with internally generated cash, to reduce short-term debt by $69.8 million in the first quarter of 2003.

         In March 2002, NW Natural sold $60 million of its secured Series B MTNs, and used the proceeds, together with internally generated cash, to reduce short-term debt by $108.1 million in the first quarter of 2002.

         In 2000, NW Natural commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program that has been extended through May 2004 (see Part II, Item 7., "Financial Condition - Cash Flows - Financing Activities," in the 2002 Form 10-K). No shares were repurchased in 2002 or in the first six months of 2003. Since the program's inception, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

      Ratios of Earnings to Fixed Charges

         For the six months and 12 months ended June 30, 2003 and the 12 months ended Dec. 31, 2002, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.48, 2.74 and 2.85, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. A significant part of the business of the Company is of a seasonal nature; therefore, the ratio of earnings to fixed charges for the interim period is not necessarily indicative of the results for a full year.

Contingent Liabilities

      Environmental Matters

         On June 30, 2003, the Company filed a Feasibility Scoping Plan and an Ecological and Human Health Risk Assessment with the Oregon Department of Environmental Quality (ODEQ), which outlined a range of remedial alternatives for the most contaminated portion of the Gasco site. See Part II, Item 8., Note 12, in the 2002 Form 10-K. NW Natural will work with the ODEQ to determine the appropriate remedial action from among the alternatives. Based upon the proposed actions in the draft plan, the Company estimates its range of liability, including the cost of investigation, from feasible alternatives at between $1.7 million and $7 million. NW Natural has a recorded liability of $1.7 million, as of June 30, 2003, for its estimated costs of investigation and remediation related to the Gasco site. See "Application of Critical Accounting Policies - Critical Estimates," above.

         NW Natural has accrued all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable. See Part II, Item 8., Note 12, in the 2002 Form 10-K. Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated.

         On May 27, 2003, the OPUC approved NW Natural's request for deferral of environmental costs associated with five specific sites, including the Gasco, Wacker, Portland Gas and Portland Harbor sites. See Part II, Item 8., Note 12, in the 2002 Form 10-K. The authorization, effective for a 12-month period beginning April 7, 2003, allows NW Natural to defer and seek recovery of unreimbursed environmental costs in a future general rate case. As of June 30, 2003, NW Natural has recorded $0.6 million of these costs in a deferred regulatory account. Additionally, on a cumulative basis through June 30, 2003, the Company has accrued environmental costs totaling $7.9 million relating to the five sites, including $5.5 million that has already been disbursed. In addition, the Company currently estimates insurance recoveries related to these sites of $3.6 million and has recorded this amount as a receivable.

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

Item 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of June 30, 2003, the principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of the Company have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted with the Securities and Exchange Commission under the Exchange Act.

(b)      Changes in Internal Control Over Financial Reporting

         There has been no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Litigation

         In April 2003, NW Natural settled and agreed with Cascade Resources Corporation and Al Curry (collectively, Cascade) to dismiss their respective claims in Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et al. (United States District Court for the District of Oregon, Case No. CV 01-1620 HU) (the Action). See Part I, Item 3., "Legal Proceedings," in the 2002 Form 10-K and Part II, Item 1., "Legal Proceedings," in the Company's Form 10-Q for the quarter ended March 31, 2003. In the settlement, Cascade transferred all of its records, rights and interests in certain leases, including gas storage leases, in Columbia County, Oregon to NW Natural and agreed to refrain from certain competitive activities in the area. The counterclaims against NW Natural described in the 2002 Form 10-K have been dismissed and Enerfin Resources Northwest Limited Partnership (Enerfin) is the remaining defendant in the Action. NW Natural paid Cascade $0.5 million and agreed to defend and indemnify Cascade against claims by Enerfin relating to the validity and enforceability of the transferred leases. However, NW Natural will have no obligation to defend or indemnify Cascade from any claims for recovery of punitive or other exemplary damages. In June 2003, the court denied Enerfin's motion seeking to allow it to make cross-claims against Cascade in the case. In July, Enerfin filed a Motion for Summary Judgment seeking dismissal of claims made by NW Natural against it. The Company expects to oppose the motion.

         On March 13, 2003, the Oregon Energy Facility Siting Council (EFSC) issued a Final Order and Site Certificate (Site Certificate) pursuant to which the EFSC approved construction of the Company's proposed South Mist Pipeline Extension (SMPE) along a designated route. See Part II, Item 7., "Financial Condition - Investing Activities," in the 2002 Form 10-K. In May, two parties in the contested case before EFSC separately appealed the issuance of the Site Certificate to the Oregon Supreme Court. (Supreme Court Nos. 550428 and 550434 (consolidated)). The appeals were argued before the Supreme Court on July 22, 2003 and a final decision is pending. On July 30, 2003, the Supreme Court denied a motion filed by one of the appellants to stay construction of the SMPE.

         From time to time the Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any such legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a materially adverse effect on the Company's financial position, results of operation or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NW Natural's Annual Meeting of Shareholders was held in Portland, Oregon on May 22, 2003. At the meeting, seven director-nominees were elected, as follows:

                                                         Term
               Director                    Class        Expiring         Votes For         Votes Withheld
               --------                    -----        --------         ---------         --------------

 Timothy P. Boyle                            I            2006          20,898,490            304,943

 Mark S. Dodson                              I            2006          20,923,609            279,824

 Randall C. Pape                             I            2006          20,916,638            286,795

 Richard L. Woolworth                        I            2006          20,921,849            281,584

 Robert L. Ridgley                          II            2004          20,903,246            300,187

 John D. Carter                            III            2005          20,797,560            405,873

 C. Scott Gibson                           III            2005          20,142,469          1,060,964




         The other four directors whose terms of office as directors continued after the Annual Meeting are: Tod R. Hamachek, Melody C. Teppola, Russell F. Tromley and Richard G. Reiten. In accordance with the Company's Bylaws, Thomas
E. Dewey, Jr., and Wayne D. Kuni, retired as directors at the conclusion of the meeting. Dwight A. Sangrey did not stand for election to another term. There were no broker non-votes on the election of directors.

         No other matters were voted upon at the meeting.

Item 5. OTHER INFORMATION

      Regulatory Matters

         On Aug. 5, 2003, Oregon Governor Ted Kulongoski appointed two new Commissioners to serve on the three-member Oregon Public Utility Commission
(OPUC). The appointments of Ray Baum, 47, a former Oregon legislator and attorney from La Grande, Oregon, and John Savage, 51, who most recently served as OPUC Utility Program Director and formerly was with the Oregon Department of Energy, are subject to confirmation by the Oregon Senate. Baum fills the vacancy created by the retirement on May 1, 2003 of Joan Smith, and Savage replaces OPUC Chairman Roy Hemmingway, who will retire Sept. 1, 2003. Lee Beyer continues to serve as a Commissioner. If Senate confirmation of the new commissioners is not obtained prior to Chairman Hemmingway's retirement, the OPUC will not have members constituting a quorum to conduct its business until such confirmations are obtained.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit (3)      - Bylaws of the Company, as amended July 24, 2003

         Exhibit (11)     - Statement re: Computation of Per Share Earnings

         Exhibit (12)     - Computation of Ratio of Earnings to Fixed Charges

         Exhibit (31.1)   - Rule 13a - 14(a)/15d-14(a) Certification of
                            Principal Executive Officer (required by Section 302 of the Sarbanes-Oxley Act of 2002).

         Exhibit (31.2)   - Rule 13a - 14(a)/15d-14(a) Certification of
                            Principal Financial Officer (required by Section 302 of the Sarbanes-Oxley Act of 2002).

         Exhibit (32.1)   - Section 1350 Certification of Principal
                            Executive Officer and Principal Financial Officer (required by Section 906 of the Sarbanes-Oxley Act of 2002).

(b)      Reports on Form 8-K

         On April 2, 2003, May 1, 2003 and July 29, 2003, the Company filed or furnished its Current Reports on Form 8-K relating, respectively, to: (a) the lowering of its earnings guidance for the quarter ended March 31, 2003; (b) earnings for the quarter ended March 31, 2003 (unaudited) and the status of the Company's Oregon general rate case; and (c) earnings for the quarter ended June 30, 2003 (unaudited).

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NORTHWEST NATURAL GAS COMPANY
                          (Registrant)


Dated:  August 12, 2003   /s/ Stephen P. Feltz
                          --------------------------------
                          Stephen P. Feltz
                          Principal Accounting Officer
                            Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                  June 30, 2003


                                                                         Exhibit
Document                                                                  Number

Bylaws of the Company, as amended July 24, 2003                              (3)

Statement re: Computation of Per Share Earnings                             (11)

Computation of Ratio of Earnings to Fixed Charges                           (12)

Certification of Principal Executive Officer Pursuant to                  (31.1)
 Rule 13a-14(a)/15d-14(a), Section 302 of the
 Sarbanes-Oxley Act of 2002

Certification of Principal Financial Officer Pursuant to                  (31.2)
 Rule 13a-14(a)/15d-14(a), Section 302 of the
 Sarbanes-Oxley Act of 2002

Certification of Principal Executive Officer and Principal                (32.1)
 Financial Officer Pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002