Form 10-Q
period 2003-09-30
NORTHWEST NATURAL GAS CO
filed 2003-11-12
CIK 73020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition period from ________ to ________

                            Commission File No. 0-994

                          [GRAPHIC OMITTED][NW NATURAL]

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

At November 7, 2003, 25,858,818 shares of the registrant's Common Stock, $3-1/6 par value (the only class of Common Stock) were outstanding.

                          NORTHWEST NATURAL GAS COMPANY

                               September 30, 2003

                         Summary of Information Reported

The registrant submits herewith the following information:

                          PART I. FINANCIAL INFORMATION

                                                                           Page
Item 1.  Consolidated Financial Statements                                Number

         Consolidated Statements of Income for the three-month
         and nine-month periods ended Sept. 30, 2003 and 2002                  3

         Consolidated Statements of Earnings Invested in the Business
         for the nine-month periods ended Sept. 30, 2003 and 2002              4

         Consolidated Balance Sheets at Sept. 30, 2003 and 2002
         and Dec. 31, 2002                                                     5

         Consolidated Statements of Cash Flows for the nine-month
         periods ended Sept. 30, 2003 and 2002                                 7

         Consolidated Statements of Capitalization at Sept. 30, 2003
         and 2002 and Dec. 31, 2002                                            8

         Notes to Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                              16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           31

Item 4.  Controls and Procedures                                              32


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    32

Item 5.  Other Information                                                    33

Item 6.  Exhibits and Reports on Form 8-K                                     34

         Signature                                                            34

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                        Consolidated Statements of Income
                                   (Unaudited)


                                                          Three Months Ended             Nine Months Ended
Thousands, except per share amounts                           Sept. 30,                      Sept. 30,
---------------------------------------------------------------------------------------------------------------
                                                          2003         2002              2003         2002
                                                          ----         ----              ----         ----
Operating revenues:
  Gross operating revenues                             $   69,481   $   78,717        $ 393,509    $  459,153
  Cost of sales                                            30,016       40,658          196,907       253,864
                                                       -----------  ------------      -----------  ------------
        Net operating revenues                             39,465       38,059          196,602       205,289

Operating expenses:
  Operations and maintenance                               22,801       19,685           70,203        62,087
  Taxes other than income taxes                             6,719        6,781           24,886        25,635
  Depreciation and amortization                            13,556       13,035           40,060        38,633
                                                       -----------  ------------      -----------  ------------
        Total operating expenses                           43,076       39,501          135,149       126,355
                                                       -----------  ------------      -----------  ------------
Income (loss) from operations                              (3,611)      (1,442)          61,453        78,934

Other income (expense)                                        771          248            1,535       (14,179)
Interest charges - net                                      8,426        8,652           26,498        25,378
                                                       -----------  ------------      -----------  ------------
Income (loss) before income taxes                         (11,266)      (9,846)          36,490        39,377

Income tax expense (benefit)                               (4,720)      (3,838)          12,170        13,930
                                                       -----------  ------------      -----------  ------------

Net income (loss)                                          (6,546)      (6,008)          24,320        25,447
  Redeemable preferred and preference stock
     dividend requirements                                      -          582              294         1,767
                                                       -----------  ------------      -----------  ------------
Earnings (loss) applicable to common stock             $   (6,546)  $   (6,590)       $  24,026    $   23,680
                                                       ===========  ============      ===========  ============

Average common shares outstanding                          25,777       25,492           25,692        25,389

Basic earnings (loss) per share of common stock        $    (0.25)     $ (0.26)       $    0.94    $     0.93

Diluted earnings (loss) per share of common stock      $    (0.25)     $ (0.26)       $    0.93    $     0.93

Dividends per share of common stock                    $    0.315        0.315        $   0.945    $    0.945



               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
          Consolidated Statements of Earnings Invested in the Business
                                   (Unaudited)

                                                                        Nine Months Ended Sept. 30,
                                                       -------------------------------------------------------
Thousands                                                           2003                           2002
--------------------------------------------------------------------------------------------------------------
Earnings invested in the business:
Balance at beginning of period                         $  157,136                   $   147,950
Net income                                                 24,320   $   24,320           25,447    $   25,447
Cash dividends paid:
    Redeemable preferred and preference stock                (303)                       (1,776)
    Common stock                                          (24,251)                      (23,980)
                                                       -----------                  ------------
Balance at end of period                               $  156,902                   $   147,641
                                                       ===========                  ============


Accumulated other comprehensive income (loss):
Balance at beginning of period                         $   (3,084)                   $     (375)
Other comprehensive income - net of tax:
    Change in unrealized gain from price risk
       management activities                                    -            -              291           291
                                                       -------------------------------------------------------
Comprehensive income                                                $   24,320                     $   25,738
                                                                    ===========                    ===========
Balance at end of period                               $   (3,084)                   $      (84)
                                                       ===========                   ===========


               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                           Consolidated Balance Sheets


                                                    Sept. 30,      Sept. 30,
                                                      2003            2002         Dec. 31,
Thousands                                          (Unaudited)    (Unaudited)        2002
--------------------------------------------------------------------------------------------
Assets:
Plant and property:
   Utility plant                                   $ 1,625,211    $ 1,514,489    $ 1,539,965
   Less accumulated depreciation                       594,570        548,696        560,798
                                                   -----------    -----------    -----------
        Utility plant - net                          1,030,641        965,793        979,167
                                                   -----------    -----------    -----------

  Non-utility property                                  22,915         20,831         20,832
  Less accumulated depreciation and amortization         4,741          3,976          4,404
                                                   -----------    -----------    -----------
        Non-utility property - net                      18,174         16,855         16,428
                                                   -----------    -----------    -----------
        Total plant and property                     1,048,815        982,648        995,595
                                                   -----------    -----------    -----------

Other investments                                       13,175         13,174         12,703
                                                   -----------    -----------    -----------
Current assets:
  Cash and cash equivalents                              6,978         19,701          7,328
  Accounts receivable                                   28,325         26,106         48,751
  Allowance for uncollectible accounts                  (1,341)        (1,636)        (1,815)
  Accrued unbilled revenue                              11,723         15,193         44,069
  Inventories of gas, materials and supplies            56,891         55,367         58,030
  Prepayments and other current assets                  28,580         30,793         37,645
                                                   -----------    -----------    -----------
        Total current assets                           131,156        145,524        194,008
                                                   -----------    -----------    -----------
Regulatory assets:
  Income tax asset                                      47,975         48,469         47,975
  Unrealized loss on non-trading derivatives             6,535          4,090             --
  Unamortized costs on debt redemptions                  7,906          6,624          6,508
  Other                                                  6,943          5,782          7,040
                                                   -----------    -----------    -----------
        Total regulatory assets                         69,359         64,965         61,523
                                                   -----------    -----------    -----------

Other assets:
  Investment in life insurance                          58,407         54,155         54,916
  Fair value of non-trading derivatives                     --             --         12,426
  Other                                                 15,667         12,229         11,620
                                                   -----------    -----------    -----------
        Total other assets                              74,074         66,384         78,962
                                                   -----------    -----------    -----------
        Total assets                               $ 1,336,579    $ 1,272,695    $ 1,342,791
                                                   ===========    ===========    ===========



               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                           Consolidated Balance Sheets

                                                    Sept. 30,      Sept. 30,
                                                      2003            2002         Dec. 31,
Thousands                                          (Unaudited)    (Unaudited)        2002
--------------------------------------------------------------------------------------------
Capitalization and liabilities:
Capitalization:
  Common stock                                     $    81,854    $    80,834    $    81,023
  Premium on common stock                              253,494        246,690        248,028
  Earnings invested in the business                    156,902        147,641        157,136
  Accumulated other comprehensive income (loss)         (3,084)           (84)        (3,084)
                                                   -----------    -----------    -----------
        Total common stock equity                      489,166        475,081        483,103
  Redeemable preference stock                               --         25,000             --
  Redeemable preferred stock                                --          8,250          8,250
  Long-term debt                                       450,794        446,033        445,945
                                                   -----------    -----------    -----------
        Total capitalization                           939,960        954,364        937,298
                                                   -----------    -----------    -----------

Current liabilities:
  Notes payable                                         85,200             --         69,802
  Accounts payable                                      53,028         45,400         74,436
  Long-term debt and redeemable preferred
      stock due within one year                          7,678         40,000         20,000
  Taxes accrued                                          8,058          8,514          7,822
  Interest accrued                                      10,294         10,655          2,902
  Other current and accrued liabilities                 28,771         25,379         30,045
                                                   -----------    -----------    -----------
        Total current liabilities                      193,029        129,948        205,007
                                                   -----------    -----------    -----------

Regulatory liabilities:
  Customer advances                                      1,790          1,818          1,791
  Deferred gas costs payable                            11,853         15,957         10,635
  Unrealized gain on non-trading derivatives                --             --         12,426
                                                   -----------    -----------    -----------
        Total regulatory liabilities                    13,643         17,775         24,852
                                                   -----------    -----------    -----------

Other liabilities:
  Deferred income taxes                                144,315        138,130        141,732
  Deferred investment tax credits                        7,415          8,169          7,824
  Fair value of non-trading derivatives                  6,535          4,026             --
  Other                                                 31,682         20,283         26,078
                                                   -----------    -----------    -----------
        Total other liabilities                        189,947        170,608        175,634
                                                   -----------    -----------    -----------
Other commitments and contingencies (see Note 7)            --             --             --
                                                   -----------    -----------    -----------
        Total capitalization and liabilities       $ 1,336,579    $ 1,272,695    $ 1,342,791
                                                   ===========    ===========    ===========



               --------------------------------------------------
                 See Notes To Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended Sept. 30,
                                                                                 -----------------------------
Thousands                                                                           2003              2002
--------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income from operations                                                    $  24,320         $  25,447
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                                 40,060            38,633
      (Gain) loss on sale of assets                                                     10              (221)
      Loss for PGE acquisition costs                                                    --            13,699
      Unrealized gain from price risk management activities                             --               291
      Deferred income taxes and investment tax credits                               2,174             7,193
      Undistributed earnings from equity investments                                  (560)           (1,220)
      Allowance for funds used during construction                                  (1,176)             (406)
      Deferred gas costs - net                                                       1,218             5,868
      Other                                                                         (3,058)             (450)
                                                                                 ---------         ---------
          Cash from operations before working capital changes                       62,988            88,834
      Changes in operating assets and liabilities:
          Accounts receivable - net of allowance for uncollectible accounts         19,952            40,252
          Accrued unbilled revenue                                                  32,346            42,556
          Inventories of gas, materials and supplies                                 1,139            (6,030)
          Accounts payable                                                         (21,408)          (25,298)
          Accrued interest and taxes                                                 7,628            (7,028)
          Other current assets and liabilities                                       7,791            (5,890)
                                                                                 ---------         ---------
      Cash provided by operating activities                                        110,436           127,396
                                                                                 ---------         ---------
Investing activities:
   Acquisition and construction of utility plant assets                            (90,049)          (53,271)
   Investment in non-utility property                                               (2,083)           (2,628)
   PGE acquisition costs                                                                --            (4,142)
   Proceeds from sale of assets                                                         18               500
   Other investments                                                                    88             1,609
                                                                                 ---------         ---------
      Cash used in investing activities                                            (92,026)          (57,932)
                                                                                 ---------         ---------
Financing activities:
   Common stock issued                                                               6,146             5,094
   Redeemable preferred stock retired                                                 (750)             (750)
   Long-term debt issued                                                            40,000            90,000
   Long-term debt retired                                                          (55,000)          (20,500)
   Change in short-term debt                                                        15,398          (108,291)
   Cash dividend payments:
         Redeemable preferred and preference stock                                    (303)           (1,776)
         Common stock                                                              (24,251)          (23,980)
                                                                                 ---------         ---------
      Cash used in financing activities                                            (18,760)          (60,203)
                                                                                 ---------         ---------
Increase (decrease) in cash and cash equivalents                                      (350)            9,261
Cash and cash equivalents - beginning of period                                      7,328            10,440
                                                                                 ---------         ---------
Cash and cash equivalents - end of period                                        $   6,978         $  19,701
                                                                                 =========         =========
------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest and preferred dividends                                           $  19,080         $  18,177
      Income taxes                                                               $   9,600         $  27,912
------------------------------------------------------------------------------------------------------------


Supplemental disclosure of non-cash financing activities:
   Conversion to common stock:
      7-1/4 % Series of Convertible Debentures                                   $     151         $   1,844


               --------------------------------------------------
                 See Notes to Consolidated Financial Statements

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION
                    Consolidated Statements of Capitalization


                                                           Sept. 30, 2003            Sept. 30, 2002
Thousands, except share amounts                              (Unaudited)               (Unaudited)           Dec. 31, 2002
------------------------------------------------------------------------------------------------------ -----------------------
Common stock equity:
    Common stock - par value $3-1/6 per share         $   81,854                 $  80,834               $  81,023
    Premium on common stock                              253,494                   246,690                 248,028
    Earnings invested in the business                    156,902                   147,641                 157,136
    Accumulated other comprehensive income (loss)         (3,084)                      (84)                 (3,084)
                                                        --------                 ---------               ----------
          Total common stock equity                      489,166           52%     475,081         50%     483,103          51%
Redeemable preference stock:
     $6.95 Series, stated value $100 per share                 -            -       25,000          2%           -           -
Redeemable preferred stock:
     $7.125 Series, stated value $100 per share            7,678            1%       8,250          1%       8,250           1%
Long-term debt:
   Medium-Term Notes
   First Mortgage Bonds:
     5.550% Series B due 2002                                  -                    20,000                       -
     6.400% Series B due 2003                                  -                    20,000                  20,000
     6.340% Series B due 2005                              5,000                     5,000                   5,000
     6.380% Series B due 2005                              5,000                     5,000                   5,000
     6.450% Series B due 2005                              5,000                     5,000                   5,000
     6.050% Series B due 2006                              8,000                     8,000                   8,000
     6.310% Series B due 2007                             20,000                    20,000                  20,000
     6.800% Series B due 2007                              9,500                     9,500                   9,500
     6.500% Series B due 2008                              5,000                     5,000                   5,000
     7.450% Series B due 2010                             25,000                    25,000                  25,000
     6.665% Series B due 2011                             10,000                    10,000                  10,000
     7.130% Series B due 2012                             40,000                    40,000                  40,000
     8.260% Series B due 2014                             10,000                    10,000                  10,000
     7.000% Series B due 2017                             40,000                    40,000                  40,000
     6.600% Series B due 2018                             22,000                    22,000                  22,000
     8.310% Series B due 2019                             10,000                    10,000                  10,000
     7.630% Series B due 2019                             20,000                    20,000                  20,000
     9.050% Series A due 2021                             10,000                    10,000                  10,000
     7.250% Series B due 2023                                  -                    20,000                  20,000
     7.500% Series B due 2023                                  -                     4,000                   4,000
     7.520% Series B due 2023                                  -                    11,000                  11,000
     7.720% Series B due 2025                             20,000                    20,000                  20,000
     6.520% Series B due 2025                             10,000                    10,000                  10,000
     7.050% Series B due 2026                             20,000                    20,000                  20,000
     7.000% Series B due 2027                             20,000                    20,000                  20,000
     6.650% Series B due 2027                             20,000                    20,000                  20,000
     6.650% Series B due 2028                             10,000                    10,000                  10,000
     7.740% Series B due 2030                             20,000                    20,000                  20,000
     7.850% Series B due 2030                             10,000                    10,000                  10,000
     5.820% Series B due 2032                             30,000                    30,000                  30,000
     5.660% Series B due 2033                             40,000                         -                       -
   Convertible Debentures
     7-1/4% Series due 2012                                6,294                     6,533                   6,445
                                                      ----------                 ---------               ---------
          Total long-term debt                           450,794           48%     486,033         51%     465,945          50%
Less long-term debt and preferred stock due within
  one year                                                 7,678           (1%)     40,000         (4%)     20,000          (2%)
                                                      ----------        ------   ---------       -----   ---------        -----
          Total capitalization                        $  939,960          100%   $ 954,364        100%   $ 937,298         100%
                                                      ==========        =====    =========       =====   =========        =====


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

         Certain amounts from prior periods have been reclassified to conform, for comparison purposes, with the current financial statement presentation. These reclassifications had no impact on prior period consolidated results of operations.

2.   New Accounting Standards

     Adopted Standards
     -----------------

         Effective Jan. 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recognition of an Asset Retirement Obligation (ARO) for legal obligations associated with the retirement of tangible long-lived assets, including the recording of fair value of the liability, if reasonably estimable, for an ARO in the period in which it is incurred. The ARO liability is recorded as a capitalized cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. In the Company's judgment, it does not have any material legal obligations associated with the retirement of its tangible long-lived assets, except for certain assets with indefinite system lives for which the Company cannot estimate the ARO because the settlement date is indeterminable. In addition, NW Natural continues to accrue for future asset retirement costs (removal costs) on many long-lived assets through a charge to depreciation expense allowed in rates, and the resulting regulatory liabilities are recognized as accruals to accumulated depreciation. At the time when removal costs are incurred, accumulated depreciation is charged with the costs of removal and the book cost of the asset being retired in accordance with industry practice. Because estimated removal costs meet the requirements of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's accumulated removal costs are not classified as liabilities, except for future retirements which meet the criteria of legal obligations under SFAS No. 143. At Sept. 30, 2003, the Company had $133 million of estimated removal costs in excess of normal depreciation costs included in accumulated depreciation in the consolidated balance sheets. The adoption of SFAS No. 143 did not have a material impact on the Company's financial condition or results of operations.

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

         In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 primarily amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as financing activity in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within the scope of the Statement as a liability if that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 resulted in the Company reclassifying dividends on its redeemable preferred stock as interest expense, thus affecting the Company's reported net income (loss) for the current three- and nine- month periods only. The reclassification did not have a material impact on the Company's financial condition or results of operations. A transition adjustment of $178,000 was recorded upon adoption of SFAS No. 150 in order to recognize the redemption premium for the redeemable preferred stock. The redemption premium was deferred and is included in unamortized costs on debt redemptions in the accompanying Consolidated Balance Sheets.

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. A guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also provides for additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after Dec. 31, 2002. In connection with the settlement of litigation involving leases in the Mist gas storage field, NW Natural agreed to defend and indemnify a party against claims relating to the validity and enforceability of certain transferred leases. However, NW Natural will have no obligation to defend or indemnify the party from any claims for recovery of punitive or other exemplary damages. Accordingly, the application of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of, and the financial reporting for, entities over which control is achieved through means other than voting rights, known as variable interest entities. FIN 46 provides guidance for determining whether consolidation is required under the controlling financial interest model of Accounting Bulletin No. 51. Certain variable interest entities must be consolidated by the primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after Jan. 31, 2003. The Company did not have interests in any variable interest entities during any of the current reporting periods, such that the application of FIN 46 had no impact on the Company's financial condition or results of operations.

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

         During 2003, NW Natural granted LTIP awards covering a new three-year performance period (2003-05). The aggregate target award and maximum award were 30,000 and 60,000 shares, respectively. Following the end of the performance period, actual awards are distributed based on the attainment of certain return on equity performance goals. During the performance period, the Company recognizes compensation expense and liability for the LTIP awards based on performance levels achieved or expected to be achieved and the estimated market value of the common stock as of the distribution date. At Sept. 30, 2003, no compensation expense or liability had been accrued for the new LTIP grant.

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

         The Company adopted the SFAS No. 148 disclosure requirements but has continued to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its stock-based employee compensation. Under the Restated SOP, NW Natural grants employee stock options for a fixed number of shares to officers and certain key employees with an exercise price equal to or greater than the market value of the shares at the date of grant. Because NW Natural grants stock options at market value, no compensation expense was recognized in the results of operations for the nine months ended Sept. 30, 2003.

         As of Sept. 30, 2003, options on 1,429,500 shares were available for grant and options to purchase 354,244 shares were outstanding under the Restated SOP. Options granted generally have 10-year terms and vest ratably over a three-year period following the date of grant. The Company did not grant any options to purchase shares during the nine months ended Sept. 30, 2003.

         If compensation expense for all stock-based compensation plans had been determined consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                                        Three Months Ended         Nine Months Ended
                                                                              Sept. 30,                 Sept. 30,
                                                                    -----------------------   ------------------------
Thousands, except per share amounts                                        2003       2002          2003        2002
-------------------------------------------------------------------------------------------   ------------------------
Earnings (loss) applicable to common stock:
-------------------------------------------
     As reported                                                    $  (6,546)   $  (6,590)   $   24,026    $   23,680
     Deduct:  total stock-based compensation expense determined under fair value based method for all awards - net of tax
                                                                          (66)         (87)         (199)         (310)
                                                                    ---------    ---------    ----------    ----------
     Pro forma                                                      $  (6,612)   $  (6,677)   $   23,827    $   23,370
                                                                    =========    =========    ==========    ==========

Basic earnings (loss) per share:
--------------------------------
     As reported                                                    $   (0.25)   $   (0.26)   $     0.94    $     0.93
     Pro forma                                                      $   (0.26)   $   (0.26)   $     0.93    $     0.92
Diluted earnings (loss) per share:
----------------------------------
     As reported                                                    $   (0.25)   $   (0.26)   $     0.93    $     0.93
     Pro forma                                                      $   (0.26)   $   (0.26)   $     0.92    $     0.92


         The effects of applying SFAS No. 123 to pro forma disclosures may not be representative of the effects on reported net income for future periods until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated market value of stock options is amortized to expense over the vesting period.

4.   Use of Financial Derivatives

         NW Natural utilizes derivative instruments to manage commodity prices related to natural gas purchases, foreign currency prices related to gas purchase commitments from Canada and interest rate risks related to long-term debt maturing in less than five years or expected to be issued in future periods. Use of derivatives is permitted only after the commodity price, exchange rate, and interest rate exposures have been identified, are determined to exceed acceptable tolerance levels and are considered to be unavoidable because they are necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes and believes that any increase in market risk created by holding derivatives should be offset by the exposures they modify. See Part II, Item 7., "Accounting for Derivative Instruments and Hedging Activities," and Part II, Item 8., Notes 1 and 11, in the 2002 Form 10-K.

         At Sept. 30, 2003, NW Natural had 30 natural gas price swap contracts, three natural gas call option contracts, and 69 foreign currency forward contracts covering its exposures to natural gas commodity prices and foreign currency exchange rates, respectively. Each of these contracts was designated as a cash flow hedge. The estimated fair values and the notional amounts of derivative instruments outstanding were as follows:

                                                                           Sept. 30, 2003                   Dec. 31, 2002
                                                                    ---------------------------       --------------------------
                                                                    Fair Value       Notional           Fair Value     Notional
Thousands                                                           Gain (Loss)       Amount            Gain (Loss)     Amount
--------------------------------------------------------------------------------------------------------------------------------

   Fixed-price natural gas commodity swap contracts                 $  (6,839)     $   352,304          $  11,422     $ 159,724
   Fixed-price natural gas call option contracts                            -           33,007                717        18,084
   Physical natural gas supply contract with embedded derivative            -                -                448         2,754
   Foreign currency forward purchase contracts                            304           17,668               (161)       15,525
                                                                    ---------------------------       --------------------------
         Total                                                      $  (6,535)     $   402,979          $  12,426     $ 196,087
                                                                    ===========================       ==========================


5.   Long Term Debt and Redeemable Preferred Stock

         NW Natural has redeemed certain of its long-term debt, including all $4 million of the 7.50% Series B Medium-Term Notes (MTNs) due 2023, all $11 million of the 7.52% Series B MTNs due 2023, and all $20 million of the 7.25% Series B MTNs due 2023. These MTNs were redeemed in the third quarter of 2003 at 103.75 percent, 103.76 percent and 103.65 percent of their respective principal amounts. The Company redeemed these MTNs with available cash or with the proceeds from sales of commercial paper. The Company also gave notice, in October 2003, that it was exercising the early redemption provision applicable to all of the remaining shares of its $7.125 Series of Redeemable Preferred Stock with an aggregate stated value of $7.5 million, at a redemption price equivalent to 102.375 percent, effective as of Nov. 14, 2003. Early redemption premiums are recognized as unamortized costs on debt redemptions pursuant to SFAS No. 71. The Company intends to re-finance the preferred stock and the long-term debt redeemed earlier this year through the sale of new long-term debt in the fourth quarter of 2003, and the early redemption premiums will be amortized to expense over the life of the new debt.

         The maturities on the long-term debt and redeemable preferred stock outstanding, for each of the 12-month periods through Sept. 30, 2008 amount to:
$7.7 million in 2004, including optional redemption premiums; $15 million in 2005; $8 million in 2006; $29.5 million in 2007; and $5 million in 2008. Holders of certain MTNs have put options that, if exercised, would accelerate the maturity of long-term debt by $10 million and $20 million in the 12-month periods ending Sept. 30, 2006 and 2007, respectively.

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

         The following table presents information about the reportable segments for the three- and nine-month periods ended Sept. 30, 2003 and 2002. Inter-segment transactions are insignificant.


                                             Three Months Ended Sept. 30,                      Nine Months Ended Sept. 30,
                                 -----------------------------------------------   -------------------------------------------------
Thousands                         Utility      Gas Storage   Other       Total         Utility   Gas Storage   Other      Total
--------------------------------------------------------------------------------   -------------------------------------------------
2003
----
Net operating revenues           $  37,332       $ 2,094   $    39    $   39,465    $  189,449    $   7,025   $   128    $  196,602
Depreciation and amortiza-
  tion                              13,446           110        --        13,556        39,723          337        --        40,060
Other operating expenses            29,290           186        44        29,520        94,462          531        96        95,089
Income (loss) from
  operations                        (5,404)        1,798        (5)       (3,611)       55,264        6,157        32        61,453
Income from financial
   investments                          --            --       315           315            --           --       560           560
Net income (loss)                   (7,831)          975       310        (6,546)       20,197        3,427       696        24,320
Total assets at Sept. 30, 2003   1,298,967        19,475    18,137     1,336,579     1,298,967       19,475    18,137     1,336,579

2002
----
Net operating revenues           $  36,519       $ 1,504   $    36    $   38,059    $  199,434    $   5,722   $   133    $  205,289
Depreciation and amortization       12,926           109        --        13,035        38,334          299        --        38,633
Other operating expenses            26,248           187        31        26,466        86,933          684       105        87,722
Income (loss) from operations       (2,655)        1,208         5        (1,442)       74,167        4,739        28        78,934
Income from financial
   investments                          --            --       605           605            --           --     1,220         1,220
Net income (loss)                   (6,940)          424       508        (6,008)       30,110        2,402    (7,065)       25,447
Total assets at Sept. 30, 2002   1,238,215        16,500    17,980     1,272,695     1,238,215       16,500    17,980     1,272,695



7.   Commitments and Contingencies

         Environmental Matters
         ---------------------

         NW Natural accrues all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable. See Part II, Item 8., Note 12, in the 2002 Form 10-K. Due to the preliminary nature of several of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated.

         On May 27, 2003, the Oregon Public Utility Commission (OPUC) approved NW Natural's request for deferral of environmental costs associated with five specific sites, including the Gasco, Wacker, Portland Gas and Portland Harbor sites. See Part II, Item 8., Note 12, in the 2002 Form 10-K. The authorization, effective for a 12-month period beginning April 7, 2003, allows NW Natural to defer and seek recovery of unreimbursed environmental costs in a future general rate case. Through Sept. 30, 2003, NW Natural has recorded $0.7 million of these costs in a deferred regulatory account. Additionally, on a cumulative basis through Sept. 30, 2003, the Company has accrued environmental costs totaling $7.9 million relating to the five sites, including $5.7 million that has already been disbursed. In addition, the Company currently estimates insurance recoveries related to these sites of $3.6 million and has recorded this amount as a receivable.

         NW Natural will first seek to recover the costs of further investigation and remediation for which it may be responsible with respect to the Gasco site, the Wacker site, the Portland Harbor site and the Portland Gas site, if any, from insurance. If these costs are not recovered from insurance, then NW Natural will seek recovery through future rates.

         On June 30, 2003, the Company filed a Feasibility Scoping Plan and an Ecological and Human Health Risk Assessment with the Oregon Department of Environmental Quality (ODEQ), which outlined a range of remedial alternatives for the most contaminated portion of the Gasco site. See Part II, Item 8., Note 12, in the 2002 Form 10-K. NW Natural will work with the ODEQ to determine the appropriate remedial action from among the alternatives. Based upon the proposed actions in the draft plan, the Company estimates its range of liability, including the cost of investigation, from feasible alternatives at between $1.7 million and $7 million. NW Natural has a recorded liability of $1.7 million, excluding regulatory deferred costs of $0.1 million, as of Sept. 30, 2003, for its estimated costs of investigation and remediation related to the Gasco site. See Item 2., "Management's Discussion and Analysis of Results of Operations and Financial Condition - Application of Critical Accounting Policies - Critical Estimates."

     Litigation
     ----------

         In April 2003, NW Natural settled and agreed with Cascade Resources Corporation and Al Curry (collectively, Cascade) to dismiss their respective claims in Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et al. (United States District Court for the District of Oregon, Case No. CV 01-1620 HU) (the Action). See Part I, Item 3., "Legal Proceedings," in the 2002 Form 10-K and Part II, Item 1., "Legal Proceedings," in the Company's Form 10-Q for the quarters ended March 31 and June 30, 2003. In June 2003, the court denied the motion of Enerfin Resources Northwest Limited Partnership (Enerfin), the remaining defendant in the Action, seeking to allow it to make cross-claims against Cascade in the case. In July, Enerfin filed a Motion for Summary Judgment seeking dismissal of claims made by NW Natural against it. The Company opposed the motion and a final decision is pending.

         On March 13, 2003, the Oregon Energy Facility Siting Council (EFSC) issued a Final Order and Site Certificate (Site Certificate) pursuant to which the EFSC approved construction of the Company's proposed South Mist Pipeline Extension (SMPE) along a designated route. See Part II, Item 7., "Financial Condition - Investing Activities," in the 2002 Form 10-K. In May, two parties in the contested case before EFSC separately appealed the issuance of the Site Certificate to the Oregon Supreme Court. (Supreme Court Nos. 550428 and 550434 (consolidated)). The appeals were argued before the Supreme Court on July 22, 2003. On Nov. 6, 2003, the Supreme Court ruled on the appeals, affirming EFSC's issuance of the Site Certificate.

         The Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any such legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a material impact on the Company's financial condition or results of operations.

     Enron Gas Supply Contract
     -------------------------

         On Oct. 16, 2003, NW Natural received a demand letter from Enron North America Corp. (Enron) seeking payment of $1.1 million allegedly owed pursuant to a gas supply contract between NW Natural and Enron which was in effect when Enron filed for bankruptcy in December 2001. The contract was terminated upon the bankruptcy and NW Natural does not believe that any amounts are owed to Enron under the contract.

                          NORTHWEST NATURAL GAS COMPANY
                          PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following is management's assessment of Northwest Natural Gas Company's financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended Sept. 30, 2003 and 2002. Unless otherwise indicated, references in the discussion to Notes are to the notes to the consolidated financial statements in Part II, Item 8. of the Company's 2002 Annual Report on Form 10-K (2002 Form 10-K).

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

         Together these businesses are referred to herein as the Company (see "Non-utility Operations," below, and Note 2 in the 2002 Form 10-K).

         In addition to presenting results of operations and earnings amounts in total, certain measures are expressed in cents per share on a diluted basis (see
Note 1 in the 2002 Form 10-K). These amounts reflect factors that directly impact the Company's earnings. The Company believes this per share information is useful because it enables readers to better understand the impact of these factors on the Company's earnings.

Application of Critical Accounting Policies
-------------------------------------------

         Management's discussion and analysis of the Company's results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make, and from time to time to update or revise, assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.

         Management considers its critical accounting policies to be those which are most important to the representation of the Company's financial condition and results of operations and which require management's most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or used different assumptions. These critical accounting policies are described in the 2002 Form 10-K (see Part II, Item 7., "Application of Critical Accounting Policies - Regulatory Accounting, Revenue Recognition, Accounting for Derivative Instruments and Hedging Activities, Accounting for Pensions, and Contingencies," in the 2002 Form 10-K). Because of the uncertainty inherent in these matters, actual results could differ materially from the estimates developed from applying these critical accounting policies.

         Critical Estimates
         ------------------

         Within the context of the Company's critical accounting policies, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

         In addition to critical accounting estimates described in the 2002 Form 10-K, NW Natural recorded an additional loss contingency totaling $1.7 million in the second quarter of 2003 for an estimate of environmental remediation costs at its Gasco site (see Note 7 to the accompanying Consolidated Financial Statements). The amount of NW Natural's current accrual is based on estimates at the lower end of the range of probable liability for the costs of remedial alternatives outlined in the Feasibility Scoping Plan and the Ecological and Human Health Risk Assessment. If the costs of remedial activity were assumed at the higher end of the range, then the Company would have accrued an additional $5.3 million liability. However, the Company does not believe that a change in the estimate would have a material impact on the Company's financial condition or results of operations, because NW Natural expects to recover these additional costs from insurance. In the event that additional costs are not recovered from insurance, then NW Natural will seek to recover those costs through future utility rates, subject to approval by the Oregon Public Utility Commission
(OPUC). The OPUC granted NW Natural the ability to defer its environmental costs at the Gasco site, effective for a 12-month period beginning April 7, 2003, which allows it to seek recovery of unreimbursed costs (see Note 7 to the accompanying Consolidated Financial Statements). Although NW Natural expects to recover its deferred costs from insurance or future utility rates, there can be no assurance that the OPUC will approve future recovery.

Earnings and Dividends
----------------------

         The Company incurred a loss applicable to common stock of $6.5 million in the quarter ended Sept. 30, 2003, compared to a loss of $6.6 million in the third quarter of 2002. The loss for the third quarter of 2003 was equivalent to 25 cents a diluted share, compared to a loss of 26 cents a diluted share for the third quarter of 2002. A third quarter loss is customary for NW Natural, reflecting low summertime use of natural gas.

         Gas utility margin and income from non-utility operations were higher in the third quarter of 2003 than in the third quarter of 2002, and interest expense was lower, but these improvements were approximately offset by higher utility operating expenses.

         NW Natural lost $7.8 million or 30 cents a diluted share from gas utility operations in the third quarter of 2003, compared to a loss of $7.5 million or 29 cents a share in the third quarter of 2002. The Company earned $1.0 million or 4 cents a diluted share from its gas storage business segment in this year's third quarter, compared to $0.4 million or 1 cent a share from the gas storage segment in the third quarter of 2002. The Company also earned $0.3 million or about 1 cent a diluted share from its subsidiary and other non-utility operations in the third quarter of 2003, compared to earnings of $0.5 million or 2 cents a share in the third quarter of 2002.

         For the nine months ended Sept. 30, 2003, the Company's earnings applicable to common stock were $24.0 million, or 93 cents a diluted share, compared to earnings of $23.7 million, also equivalent to 93 cents a diluted share, in the first nine months of 2002.

         NW Natural earned $19.9 million or 77 cents a diluted share from gas utility operations in the first nine months of 2003, compared to $28.3 million or $1.11 a share in the first nine months of 2002. Weather conditions in NW Natural's service territory in the first nine months of the year were 6 percent warmer than average and 10 percent warmer than last year. The Company earned $3.4 million or 13 cents a diluted share from its gas storage business segment in the first nine months of 2003, compared to $2.4 million or 9 cents a share in the first nine months of 2002; and earned $0.7 million or about 3 cents a diluted share from its subsidiary and other non-utility operations in the first three quarters of this year, compared to a loss of $7.1 million or 27 cents a share in the first three quarters of last year. The results for the first nine months of 2002 included a charge of $13.7 million before tax, equivalent to 32 cents a diluted share, for the Company's transaction costs incurred in connection with its efforts to acquire Portland General Electric Company (PGE) from Enron Corp.

         Dividends paid on common stock were 31.5 cents a share for each of the three-month periods ended Sept. 30, 2003 and 2002. In October 2003, the Company's Board of Directors declared a quarterly dividend of 32.5 cents a share on the common stock, payable Nov. 14, 2003 to shareholders of record on Oct. 31, 2003. With this increase, the current indicated annual dividend rate is $1.30 a share.

Results of Operations
---------------------

     Regulatory Developments
     -----------------------

         In November 2002, NW Natural filed a general rate case with the OPUC, proposing a revenue increase of $38 million per year from Oregon operations through rate increases averaging 6.8 percent (see Part II, Item 7., "Results of Operations - Regulatory Matters," in the 2002 Form 10-K).

         On Aug. 22, 2003, the OPUC entered an order approving stipulations filed by NW Natural with the OPUC Staff and other parties covering all of the issues in the Oregon general rate case. The order includes, among other things,
(i) the settlement of NW Natural's cost of service, including all operations and maintenance expenses, (ii) projected investments for the prospective test year,
(iii) a capital structure including 49.5 percent common equity, (iv) a return on equity of 10.2 percent, (v) a rate redesign that shifted $4 million of margin revenue requirement from industrial rate schedules to residential and commercial rate schedules, and (vi) the adoption of a weather normalization mechanism. The order authorized a revenue increase of $13.9 million per year, of which $6.2 million went into effect on Sept. 1, 2003, and the remainder will go into effect as all or portions of NW Natural's South Mist Pipeline Extension (SMPE) project and its Coos County distribution system project are completed and go into service between Dec. 1, 2003 and Dec. 1, 2004.

         The weather normalization mechanism approved by the OPUC will be applied to NW Natural's Oregon residential and commercial customers' bills between November and May of each heating season, beginning in November 2003. The mechanism adjusts customers' bills to reflect "normal" weather using the 25-year average temperature of each day of the billing period. The mechanism is intended to stabilize NW Natural's recovery of its fixed costs and to reduce fluctuations in customers' bills due to colder- or warmer-than-average weather.

         On Sept. 23, 2003, the OPUC approved rate increases effective Oct. 1, 2003 averaging 4.5 percent for NW Natural's Oregon residential sales customers, and on Sept. 24, 2003, the Washington Utilities and Transportation Commission
(WUTC) approved a rate increase effective Oct. 1, 2003 of 5.5 percent for NW Natural's Washington residential sales customers. The rate increases in Oregon and Washington reflect changes in NW Natural's cost of gas under its Purchased Gas Adjustment (PGA) mechanisms, the application of temporary rate adjustments to amortize regulatory balancing accounts, and the removal of temporary rate adjustments effective the previous year. These changes are all part of NW Natural's annual PGA tariff filing (see "Comparison of Gas Operations--Cost of Gas," below). In addition to the PGA increase, Washington rates were affected by the removal of a credit to customers for the refund of the previous year's gas cost savings, resulting in an additional 11.3 percent average increase in rates.

         The Company intends to file a general rate case with the WUTC in the fourth quarter of 2003, enabling a full review of NW Natural's cost and rate structures, with new rates expected to be implemented by the end of 2004. The amount of the general rate increase to be requested has not been determined.

     Comparison of Gas Operations
     ----------------------------

         The following table summarizes the composition of gas utility volumes and revenues for the three months and nine months ended Sept. 30, 2003 and 2002:

                                                                          Three Months Ended          Nine Months Ended
                                                                              Sept. 30,                  Sept. 30,
                                                                     --------------------------------------------------------
(Thousands)                                                              2003         2002          2003          2002
-------------------------------------------------------------------------------------------------------------------------------
Utility gas sales and transportation volumes - therms:
------------------------------------------------------
Residential and commercial sales                                       51,719        53,100       418,093        446,392
Unbilled volumes                                                       (3,767)        1,940       (39,922)       (44,589)
                                                                    ---------     ---------    ----------     ----------
   Weather-sensitive volumes                                           47,952        55,040       378,171        401,803
Industrial firm sales                                                  11,155        10,544        37,676         49,974
Industrial interruptible sales                                         13,087         2,444        25,075         22,724
                                                                    ---------     ---------    ----------     ----------
   Total gas sales
                                                                       72,194        68,028       440,922        474,501
Transportation deliveries                                             101,158       107,927       309,234        325,275
                                                                    ---------     ---------    ----------     ----------

     Total volumes sold and delivered                                 173,352       175,955       750,156        799,776
                                                                    =========     =========    ==========     ==========


                                                                          Three Months Ended          Nine Months Ended
                                                                              Sept. 30,                  Sept. 30,
                                                                     --------------------------------------------------------

(Thousands, except customers and degree-days)                            2003         2002          2003          2002
-------------------------------------------------------------------------------------------------------------------------------
Utility  operating revenues - dollars:
--------------------------------------
Utility residential and commercial sales                            $  51,099     $  58,954    $  362,576     $  423,509
Unbilled revenues                                                      (2,909)        2,062       (33,129)       (42,564)
                                                                    ---------     ---------    ----------     ----------
   Weather-sensitive revenues                                          48,190        61,016       329,447        380,945
Industrial firm sales                                                   6,778         8,198        22,463         35,089
Industrial interruptible sales                                          6,421         1,595        12,364         14,166
                                                                    ---------     ---------    ----------     ----------
   Total gas sales                                                     61,389        70,809       364,274        430,200
Transportation revenues                                                 3,857         5,984        14,710         19,867
Other revenues                                                          2,084           363         7,331          2,442
                                                                    ---------     ---------    ----------     ----------

     Total utility operating revenues                                  67,330        77,156       386,315        452,509

     Cost of gas sold                                                  29,998        40,637       196,866        253,075
                                                                    ---------     ---------    ----------     ----------

     Net utility operating revenues (margin)                        $  37,332     $  36,519    $  189,449      $ 199,434
                                                                    =========     =========    ==========     ==========

Total number of customers (end of period)                             564,488       546,644       564,488        546,644
                                                                    =========     =========    ==========     ==========

Actual degree-days                                                         43            75         2,456          2,724
                                                                    =========     =========    ==========     ==========
20-year average degree-days                                                93            97         2,603          2,607
                                                                    =========     =========    ==========     ==========


         NW Natural refunded deferred gas cost savings to its Oregon customers through billing credits in June 2002. These refunds were the customers' 67 percent portion of gas cost savings realized between October 2001 and March 2002, which had been deferred, with interest, pursuant to NW Natural's PGA tariff in Oregon (see "Cost of Gas," below). The refunds reduced gross operating revenues for the first nine months of 2002 by $30.4 million, and reduced both cost of gas and deferred gas costs payable by $29.5 million. The refunds also reduced margin by about $0.9 million, but this amount was almost entirely offset by corresponding reductions in franchise tax expense and uncollectible accounts expense such that the effect of the refunds on net income was negligible.

Residential and Commercial Sales
--------------------------------

         NW Natural continues to experience strong customer growth, with 17,844 customers added since Sept. 30, 2002, for a growth rate of 3.3 percent. In the three years ended Dec. 31, 2002, more than 58,000 customers were added to the system, representing an average annual growth rate of 3.9 percent.

         Typically, 80 percent or more of NW Natural's annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Accordingly, variations in temperatures between periods will affect volumes of gas sold to these customers. The third (summer) quarter of 2003 was warmer than average and warmer than the third quarter of 2002. Weather in the first nine months of 2003 was 6 percent warmer than average, compared to 4 percent colder than average in the first nine months of 2002. Average weather conditions are calculated for this purpose from the most recent 20 years of temperature data measured by heating degree-days.

         The OPUC has approved a weather normalization mechanism that will be applied to NW Natural's Oregon residential and commercial customers' bills between November and May of each heating season beginning in November 2003 (see "Results of Operations - Regulatory Developments," above). Customers may opt out of the mechanism during a defined period each year. NW Natural expects less than 10 percent of its residential and commercial customers to opt out of the mechanism during its first year.

         Volumes of gas sold to residential and commercial customers in the third quarter of 2003 were 7.1 million therms, or 13 percent, lower than in the third quarter of 2002, reflecting the warmer weather and weak economic conditions in the commercial market, partially offset by customer growth and the price elasticity effects of lower rates. Related revenues decreased $12.8 million, or 21 percent, primarily due to lower volumes and rates effective Oct. 1, 2002.

         Gas sales to residential and commercial customers in the first nine months of 2003 were 23.6 million therms, or 6 percent, lower than in the first nine months of 2002, reflecting warmer weather that was partially offset by customer growth and the price elasticity effects of lower rates. Related revenues decreased $51.5 million, or 14 percent, primarily due to lower volumes and the lower rates effective Oct. 1, 2002. Excluding the impact of gas cost refunds of $26.6 million to Oregon customers in the nine months ended Sept. 30, 2002 (see "Comparison of Gas Operations," above), related revenues decreased $78.1 million or 19 percent. These refunds reduced gross operating revenues by $30.4 million in the first nine months of 2002 compared to the same period in 2003, but the impact on net operating revenues was less than $1 million and the impact on net income was negligible. See "Comparison of Gas Operations," above.

         NW Natural's rate decreases in October 2002 were primarily related to substantial reductions in gas commodity costs and were applied through the Company's PGA mechanisms in Oregon and Washington (see Part II, Item 7., "Results of Operations - Regulatory Matters," in the 2002 Form 10-K). At the same time, NW Natural also applied small, partially offsetting rate increases in Oregon designed to recover the margin lost due to changes in residential and commercial consumption patterns in recent years. These rate increases contributed an estimated $0.5 million of margin in the third quarter of 2003 and $6.5 million of margin in the first nine months of 2003, equivalent to about 1 cent a diluted share of earnings in the third quarter and 15 cents a share in the nine-month period.

         Industrial Sales and Transportation Revenues
         --------------------------------------------

         The following table summarizes the delivered volumes and margin in the industrial and electric generation markets:

                                                                    Three Months Ended           Nine Months Ended
                                                                        Sept. 30,                    Sept. 30,
                                                                 --------------------------   -------------------------
     (Thousands)                                                     2003        2002            2003         2002
     ------------------------------------------------------------------------------------------------------------------
     Delivered volumes - therms:
     ---------------------------
     Industrial sales and transportation                              125,804       121,156       370,150        393,368
     Electric generation                                                    -            71         1,667          3,400
                                                                    ---------     ---------    ----------     ----------
        Total volumes                                                 125,804       121,227       371,817        396,768
                                                                    =========     =========    ==========     ==========

     Margin - dollars:
     Industrial sales and transportation                            $   8,668     $   9,080    $   27,551     $   30,939
     Electric generation                                                    -            11             6          4,584
                                                                    ---------     ---------    ----------     ----------
        Total margin                                                $   8,668     $   9,091    $   27,557     $   35,523
                                                                    =========     =========    ==========     ==========

         Total volumes delivered to industrial and electric generation customers in the third quarter of 2003 were 4.6 million therms, or 4 percent, higher than in the same period of 2002. Combined margins from these customers in the third quarter of 2003 were $0.4 million, or 5 percent, lower than in the same period of 2002. The increase in volumes was primarily due to deliveries to a high-volume customer served on a new, low-margin contract for gas transportation to a cogeneration facility, while the decline in margin was due to shifts by other customers from higher-margin to lower-margin sales or transportation schedules.

         Total volumes delivered to industrial and electric generation customers in the nine months ended Sept. 30, 2003 were 25 million therms, or 6 percent, lower than in the same period in 2002. Combined margins were $8.0 million, or 22 percent, lower. The decline in volumes was due to a combination of warmer weather and weaker economic conditions. The greater percentage decline in margin was due to shifts by some customers during 2002 and 2003 from higher-margin sales or transportation schedules to lower-margin transportation schedules, and to the inclusion of $4.6 million of margin from electric generation customers, equivalent to 11 cents a share of earnings, in the results for the first nine months of 2002. One-year contracts for service to two customers in the electric generation market went into effect in the second half of 2001 and expired on June 30, 2002.

         Volumes delivered to end-use industrial sales and transportation customers, excluding electric generation customers, in the nine months ended Sept. 30, 2003 were 6 percent lower than in the same period in 2002. Margin from these customers in the nine months ended Sept. 30, 2003 was 11 percent lower than in the same period in 2002. The decline in volumes was due to the warmer weather and weaker economic conditions, while the greater percentage decline in margin was due to customers' shifts from higher-margin to lower-margin sales or transportation schedules. Sales in the industrial interruptible market were up 10 percent in the nine-month period, however, and up substantially in the three-month period, due to transfers by some interruptible transportation customers to sales service in the second quarter of 2003 when commodity prices in the spot gas market rose to levels higher than the gas price built into NW Natural's interruptible sales rates.

         NW expects the overall margin decline in the industrial market to continue, due in part to a $4 million shift from industrial rate schedules to residential and commercial rate schedules based on an analysis of cost of service that was approved in the Oregon general rate case.

         Other Revenues
         --------------

         Other revenues include revenues recognized from a variety of sources other than the sale and transportation of gas (see Note 1 in the 2002 Form 10-K), including deferrals to and amortizations from regulatory accounts and miscellaneous customer fees.

         Other revenues contributed $2.1 million to utility operating revenues in the third quarter of 2003, compared to $0.4 million in the third quarter of 2002. The $1.7 million increase in other revenues in the third quarter of 2003 came primarily from revenue deferrals under NW Natural's partial decoupling mechanism ($1.5 million) (see Part II, Item 7., "Results of Operations - Regulatory Matters," in the 2002 Form 10-K).

         Other revenues contributed $7.3 million to utility operating revenues in the first nine months of 2003, compared to $2.4 million in the first nine months of 2002. The $4.9 million increase was primarily due to higher revenue deferrals under the partial decoupling mechanism ($3.0 million) and amortizations of interstate storage credits ($1.8 million).

         Cost of Gas
         -----------

         Natural gas commodity prices have fluctuated dramatically in recent years. NW Natural has sought to mitigate the effect of price volatility on core utility customers through the use of its underground storage facilities, by entering into gas commodity-based financial hedge contracts, and by crediting gas costs with margin revenues derived from sales of commodity and released transportation capacity to on-system or off-system customers through negotiated short-term transactions in periods when core utility customers do not fully utilize firm pipeline capacity and gas supplies.

         As of June 30, 2003, the Company had replaced all of its expiring long-term contracts with supply contracts for gas purchases of similar aggregate volume levels. All of the replacement contracts have terms of five years or less and contain commodity price provisions that are tied directly to monthly market index prices for the term of the contract. The Company engages in financial swaps that are intended to have the effect of converting these monthly market index prices into fixed prices for most of its gas purchases under these contracts.

         The cost per therm of gas sold was 30 percent lower during the third quarter of 2003 than in the third quarter of 2002. Year-to-date, the cost per therm of gas sold was 16 percent lower than in the first nine months of 2002. The cost per therm of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, margin from off-system gas sales, demand cost equalization, regulatory deferrals and company use. Results for the nine months ended Sept. 30, 2002 include an adjustment reducing cost of gas by $29.5 million (see "Comparison of Gas Operations," above). Excluding the impact of this adjustment, cost per therm of gas sold was 25 percent lower in the first nine months of 2003 compared to the same period in 2002.

         Results for the nine months ended Sept. 30, 2002 also included adjustments reducing cost of gas relating to amounts of deferred expenses for the recovery of pipeline demand charges under NW Natural's PGA mechanism. These adjustments totaled $2.9 million, contributing 7 cents a share to earnings in the second quarter of 2002, of which $2.6 million or 6 cents a share applied to periods prior to 2002. The rate methodology represented in the adjustments continues to be applied in the Company's accounting for pipeline demand charges.

         NW Natural's recorded amount of unaccounted-for gas for the nine months ended Sept. 30, 2003 was 0.20 percent of gas receipts, compared to 0.61 percent for the nine months ended Sept. 30, 2002. Unaccounted-for gas is the difference between the amount of gas the Company receives from all sources, including pipeline deliveries and withdrawals from storage, and the amount of gas it delivers to customers or other delivery points. Unaccounted-for gas may be caused in part by physical gas leakage, but it also may be due to cumulative inaccuracies in gas metering, estimates of unbilled gas or other causes. The Company considers a normal amount of unaccounted-for gas to be 0.50 percent of its total gas receipts during a period, but the amount may vary within a range around this estimate. In the first nine months of 2003, the lower estimated amount of unaccounted-for gas had the effect of reducing cost of gas and increasing margin by $1.7 million as compared to the equivalent nine-month period a year earlier. In the third quarter of 2003, NW Natural revised its estimate of unbilled gas from the second quarter of 2003 with the net effect of reducing margin for the third quarter by a total of about $0.8 million. Reflecting this revision, the margin reduction due to unaccounted-for gas was $0.4 million higher in the third quarter of 2003 than in the third quarter of 2002.

         NW Natural uses a natural gas commodity-price hedge program under the terms of its Derivatives Policy to help manage its variable price gas commodity contracts (see Part II, Item 7., "Critical Accounting Policies - Accounting for Derivative Instruments and Hedging Activities," in the 2002 Form 10-K). NW Natural recorded net gains of $5 million and $36 million from commodity swap and call option contracts during the three- and nine-month periods ended Sept. 30, 2003, respectively, compared to net losses of $25 million and $70 million in the same periods in 2002. Gains and losses from commodity hedges are included in cost of gas, and the majority of such gains and losses are reflected in annual PGA rate adjustments.

         Under NW Natural's PGA tariff in Oregon, net income from Oregon operations is affected within defined limits by changes in purchased gas costs. NW Natural absorbs 33 percent of the higher cost of gas sold, or retains 33 percent of the lower cost, in either case as compared to projected costs built into rates. The remaining 67 percent of the higher or lower gas costs is recorded as deferred regulatory assets or liabilities for recovery from or refund to customers in future rates. NW Natural's gas costs in the third quarter of 2003 were slightly lower than the gas costs embedded in rates, with the effect that NW Natural's share of the lower costs increased margin by $0.1 million, equivalent to less than 1 cent a share of earnings. For the third quarter of 2002, NW Natural's gas costs were much lower than the projected costs built into rates and the Company's share of the savings realized from gas commodity purchases contributed $0.9 million of margin, equivalent to 2 cents a share of earnings. In the first nine months of 2003, NW Natural's gas costs were slightly lower than the gas costs embedded in rates, despite rising gas prices in the spot market, with the effect that NW Natural's share of savings realized from gas commodity purchases contributed $0.4 million of margin, equivalent to 1 cent a share of earnings. The equivalent result in the first nine months of 2002 was net savings of $11 million, equivalent to 26 cents a share of earnings.

         Due to the warm weather and the reduced gas requirements of its industrial sales customers during the first nine months of 2003, NW Natural was able to use gas supplies that were under contract for the winter season, but were not required for delivery to core market customers, to make off-system gas sales. The Company's purchase prices for this gas had been locked in through commodity swap and call option agreements entered into last year at levels lower than current market prices. Under the PGA tariff, the margin from these sales is treated as a reduction to the cost of gas, with the effect that 67 percent is deferred for refund to NW Natural's customers and the remaining 33 percent is retained by the Company. NW Natural's share of the margin from off-system gas sales in the third quarter of 2003 was $0.4 million, equivalent to 1 cent a share of earnings, compared to margin of $0.7 million or 2 cents a share of earnings in the third quarter of 2002. In the first nine months of 2003, NW Natural's share of the margin from off-system gas sales contributed $4.9 million of margin, equivalent to 12 cents a share of earnings. The equivalent result in the first nine months of 2002 was margin of $0.8 million, or 2 cents a share of earnings.

     Non-utility Operations
     ----------------------

         At Sept. 30, 2003 and 2002, the Company's non-utility operations consisted of gas storage operations and two wholly-owned subsidiaries, Financial Corporation and Northwest Energy.

     Gas Storage
     -----------

         NW Natural realized net income from its non-utility gas storage business segment, after regulatory sharing and income taxes, of $1.0 million or 4 cents a share in the three months ended Sept. 30, 2003, compared to $0.4 million or 1 cent a share for the comparable period in 2002. For the first nine months of 2003, operating results were net income of $3.4 million, compared to net income of $2.4 million for the comparable period in 2002. Gas storage services are provided to off-system interstate customers using storage capacity that has been developed in advance of core utility customers' requirements. NW Natural retains 80 percent of the income before tax from gas storage services and credits the remaining 20 percent to a deferred regulatory account for distribution to its core utility customers.

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

         Financial Corporation
         ---------------------

         Financial Corporation's operating results for the three months ended Sept. 30, 2003 were net income of $0.2 million, compared to net income of $0.5 million for the comparable period in 2002. The results in the third quarters of both 2003 and 2002 were equivalent to 1 cent a share of earnings for the Company. For the first nine months of 2003, operating results were net income of $0.6 million, compared to $1.2 million for the comparable period in 2002. The lower net income in the current nine-month period was primarily due to lower income from Financial Corporation's investments in limited partnerships in wind and solar electric generation projects in California and lower miscellaneous receivables. The Company's investment balances in Financial Corporation at Sept. 30, 2003 and 2002 were $9.7 million and $9.1 million, respectively.

         Northwest Energy
         ----------------

         Northwest Energy was formed in 2001 to serve as the holding company for NW Natural and PGE if the acquisition of PGE had been completed. Northwest Energy recorded nominal expenses for corporate development activities in the first nine months of 2003.

     Operating Expenses
     ------------------

         Operations and Maintenance
         --------------------------

         Consolidated operations and maintenance expenses increased $3.1 million, or 16 percent, and $8.1 million, or 13 percent, in the three- and nine-month periods ended Sept. 30, 2003, respectively, compared to the same periods in 2002.

         For the three-month period ended Sept. 30, 2003, the increase includes:
$1.5 million for wage and salary increases, vacation accruals and incentive bonus accruals; $1.1 million due to higher pension costs, including the impact of changes in actuarial assumptions and lower returns on pension assets; $0.2 million due to higher insurance premiums for health care and prescription drug coverage; and $0.2 million due to higher premiums for business risk insurance; offset by a decrease of $0.3 million in uncollectible accounts expense. Vacation accruals in the three-month period include a $0.5 million charge in connection with the termination of a vacation banking benefit for non-union employees.

         The nine-month period includes increases of: $3.2 million due to wage and salary increases, vacation accruals and incentive bonus accruals; $2.8 million due to higher pension costs, including the impact of changes in actuarial assumptions and lower returns on pension assets; $0.9 million due to higher insurance premiums for health care and prescription drug coverage; and $0.7 million due to higher business risk insurance renewal premiums. These cost increases were partially offset by a decrease in uncollectible accounts expense of $1.2 million due to lower net write-offs of accounts receivable compared to last year when customer bills and subsequent write-offs were impacted by higher gas prices and colder weather.

         Taxes Other than Income Taxes
         -----------------------------

         Taxes other than income taxes, which are principally comprised of franchise, property and payroll taxes, decreased $0.1 million, or 1 percent, and $0.7 million, or 3 percent, in the three- and nine- month periods ended Sept. 30, 2003, respectively, compared to the same periods in 2002.

         For the three-month period ended Sept. 30, 2003, franchise taxes, which are based on gross revenues, decreased $0.2 million, or 10 percent, reflecting lower gross revenues due to lower rates, warmer weather and other factors. Payroll taxes increased $0.1 million, or 15 percent, due to wage and salary increases. Property taxes increased by $0.1 million, or 3 percent, due to an increase in utility plant additions.

         For the nine-month period ended Sept. 30, 2003, franchise taxes decreased $1.1 million, or 10 percent, reflecting lower gross revenues due to lower rates, warmer weather and other factors. Property taxes increased $0.4 million, or 4 percent, due to an increase in utility plant additions.

         Depreciation and Amortization
         -----------------------------

         Depreciation and amortization expense increased $0.5 million, or 4 percent, and $1.4 million, or 4 percent, in the three- and nine- month periods ended Sept. 30, 2003, respectively, compared to the same periods in 2002. Total depreciable plant and property in service at Sept. 30, 2003 was up 5 percent from a year earlier. As a percentage of average plant and property, depreciation and amortization expense was approximately 3 percent for each of the nine-month periods ended Sept. 30, 2003 and 2002.

     Other Income (Expense)
     ----------------------

         Other income (expense) improved by $0.5 million and $15.7 million in the three- and nine-month periods ended Sept. 30, 2003, respectively, compared to the same periods in 2002. Excluding the effect of the $13.7 million charge for costs incurred in the effort to acquire PGE, the Company's other income was $2.0 million higher in the nine months ended Sept. 30, 2003, than in the same period in 2002, primarily due to reductions in interest charges on deferred regulatory account balances and an increase in gains from Company-owned life insurance. Interest expense on deferred regulatory account balances in the three- and nine-month periods ended Sept. 30, 2003 was $0.2 million and $0.7 million, respectively, compared to $0.4 million and $2.3 million in the same periods of 2002. These improvements reflect lower net credit balances outstanding in deferred regulatory accounts. Gains from Company-owned life insurance were $1.5 million higher in the first nine months of 2003 than in the first nine months of 2002, while income from partnership investments held by Financial Corporation was $0.7 million lower.

     Interest Charges - net
     ----------------------

         The Company's net interest expense decreased by $0.2 million, or 3 percent, in the three months ended Sept. 30, 2003. The Company reclassified dividends of $0.1 million on its redeemable preferred stock as interest expense in the three months ended Sept. 30, 2003 (see Note 2 to the accompanying Consolidated Financial Statements). The Company's net interest expense increased by $1.1 million, or 4 percent, in the nine months ended Sept. 30, 2003, compared to the same period in 2002, primarily due to higher average balances of long-term debt outstanding during the period.

     Income Taxes
     ------------

         The effective corporate income tax rates were 41.9 percent and 33.4 percent for the three- and nine- month periods ended Sept. 30, 2003, respectively. The effective corporate income tax rates were 39.0 percent and
35.4 percent for the three- and nine-month periods ended Sept. 30, 2002. In the nine-month period ended Sept. 30, 2002, the Company recorded a $13.7 million PGE-related charge. Excluding the effect of this charge, the effective corporate income tax rate would have been 36.3 percent.

         For the three- and nine-month periods ended Sept. 30, 2003, the effective corporate tax rate was impacted by tax benefits associated with the exercise of non-qualified stock options, dividends reinvested in certain employer stock and gains recognized on company-owned life insurance. These tax benefits increased $0.9 million and $1.6 million for the three- and nine-month periods ended Sept. 30, 2003, compared to comparable periods in 2002. For the three-month period ended Sept. 30, 2003, the higher book loss combined with the increased tax benefit resulted in an effective tax rate that is not necessarily indicative of an effective tax rate on a year-to-date basis. For the nine-month period ended Sept. 30, 2003, the increased tax benefit resulted in a combined federal and state tax savings of approximately $0.7 million. Excluding these increased tax benefits recognized in the nine-month period ended Sept. 30, 2003, the effective corporate income tax rate would have been 35.2 percent.

Financial Condition
-------------------

     Capital Structure
     -----------------

         The Company's goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, up to 10 percent preferred stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt and preferred stock redemption requirements (see "Liquidity and Capital Resources," below, and Notes 3 and 5 in the 2002 Form 10-K).

     Liquidity and Capital Resources
     -------------------------------

         At Sept. 30, 2003, the Company had $7.0 million in cash and cash equivalents compared to $19.7 million at Sept. 30, 2002. Short-term liquidity is provided by cash from operations and from the sale of the Company's commercial paper notes, which are supported by commercial bank lines of credit (see "Lines of Credit," below, and Note 6 in the 2002 Form 10-K).

         NW Natural's capital expenditures are primarily related to utility construction resulting from customer growth and system improvements (see "Cash Flows - Investing Activities," below). In addition, NW Natural has certain contractual commitments under capital leases, operating leases and gas supply purchase and other contracts that require an adequate source of funding. These capital and contractual expenditures are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

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

         Off-Balance Sheet Arrangements
         ------------------------------

         The Company has no material off-balance sheet financing arrangements.

         Contractual Obligations
         -----------------------

         The following table shows the present value of NW Natural's long-term contractual obligations by maturity and type of obligation:

 (Thousands)                                    Payments Due in Years Ending Sept. 30,
                                    ----------------------------------------------------------------
 Contractual Obligations                 2004         2005        2006        2007         2008     Thereafter      Total
 ------------------------------------------------------------------------------------------------------------------------------
 Commercial paper                    $  85,200     $       -   $      -     $      -   $      -     $       -    $     85,200
 Long-term debt                              -        15,000      8,000       29,500      5,000       393,294         450,794
 Capital leases                            148           104         85           28          -             -             365
 Operating leases                        2,935         2,646      1,596          193        166         3,345          10,881
 Gas supply commitments                 52,663        52,838     48,785       46,644     44,645       209,630         455,205
 Other contractual commitments          23,776         4,000          -            -          -             -          27,776
                                    -------------------------------------------------------------------------------------------
    Total                            $ 164,722     $  74,588   $ 58,466     $ 76,365   $ 49,811     $ 606,269    $  1,030,221
                                    ===========================================================================================

         Other contractual commitments consist of obligations under a contract NW Natural has entered into with a general contractor totaling about $27.8 million in 2003 and 2004 providing for the construction of an extension of the pipeline from the Mist gas storage field. This and other capital and long-term contractual obligations are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

         Holders of certain Medium-Term Notes (MTNs) have put options that, if exercised, would accelerate the maturity of long-term debt by $10 million and $20 million in the 12-month periods ending Sept. 30, 2006 and 2007, respectively.

         Commercial Paper
         ----------------

         The Company's primary source of short-term funds is commercial paper notes payable. Both NW Natural and Financial Corporation issue commercial paper under agency agreements with a commercial bank. NW Natural's commercial paper is supported by its committed bank lines of credit (see "Lines of Credit," below), while Financial Corporation's commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Note 6 in the 2002 Form 10-K). NW Natural had $85.2 million in commercial paper notes outstanding at Sept. 30, 2003, compared to none outstanding at Sept. 30, 2002 and $69.8 million outstanding at Dec. 31, 2002. Financial Corporation had no commercial paper notes outstanding at Sept. 30, 2003 or 2002, or at Dec. 31, 2002.

         Lines of Credit
         ---------------

         NW Natural has lines of credit with four commercial banks totaling $150 million. Half of the credit facility with each bank, totaling $75 million, is committed and available through Sept. 30, 2004, and the other $75 million is committed and available through Sept. 30, 2005. In addition, Financial Corporation has available through Sept. 30, 2004, committed lines of credit with two commercial banks totaling $10 million. Financial Corporation's lines are supported by the guaranty of NW Natural.

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

         The lines of credit require the Company to maintain an indebtedness to total capitalization ratio of 65 percent or less and to maintain a consolidated net worth at least equal to 80 percent of its net worth at Sept. 30, 2003, plus 50 percent of the Company's net income for each subsequent fiscal quarter. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. The Company was in compliance with both of these covenants at Sept. 30, 2003, and with the equivalent covenants in the prior year's lines of credit at Dec. 31, 2002.

         NW Natural may be unable to draw upon the two-year portions of the credit lines, totaling $75 million, until its notes relating to the two-year commitments are approved by the OPUC or the WUTC, or both. NW Natural expects that it will be able to secure such approvals, if required.


     Optional Redemptions of Long-Term Debt and Redeemable Preferred Stock
     ---------------------------------------------------------------------

         In the third quarter of 2003, NW Natural exercised early redemption provisions applicable to certain of its long-term debt, including all $4 million of the 7.50% Series B MTNs due 2023, all $11 million of the 7.52% Series B MTNs due 2023, and all $20 million of the 7.25% Series B MTNs due 2023. These MTNs were redeemable in the third quarter of 2003 at 103.75 percent, 103.76 and
103.65 percent of their respective principal amounts. The Company redeemed each of the series of MTNs with available cash or with the proceeds from sales of commercial paper. The Company also gave notice, in October 2003, that it was exercising the early redemption provision applicable to all of the remaining shares of its $7.125 Series of Redeemable Preferred Stock with an aggregate stated value of $7.5 million, at a redemption price equivalent to 102.375 percent, effective as of Nov. 14, 2003. The Company intends to redeem the preferred stock with the proceeds from sales of commercial paper and to re-finance this long-term debt and preferred stock through the sale of new long-term debt in the fourth quarter of 2003.

     Cash Flows
     ----------

         Operating Activities
         --------------------

         Cash provided by operating activities was $110.4 million in the nine months ended Sept. 30, 2003, compared to $127.4 million in the first nine months of 2002. The $17.0 million, or 13 percent, decrease was due to a decrease in cash from operations before working capital changes ($25.8 million), partially offset by an increase in working capital ($8.8 million). The decrease in cash from operations before working capital changes compared to the first nine months of 2002 was primarily due to non-cash adjustments to net income in 2002, including the loss recorded for PGE costs ($13.7 million), combined with a smaller increase in deferred income taxes and investment tax credits ($5.0 million), a smaller increase in deferred gas costs ($4.7 million) and a larger increase in other assets and liabilities ($2.6 million). The increase in working capital was primarily due to an increase in accrued interest and taxes ($14.7 million) compared to a decrease in 2002, a decrease in other current assets and liabilities ($13.7 million) compared to an increase in 2002, a decrease in inventories ($7.2 million) compared to an increase in 2002, and a smaller decrease in accounts payable ($3.9 million), partially offset by smaller decreases in accounts receivable ($20.3 million) and in accrued unbilled revenue ($10.2 million).

         NW Natural's refunds to customers of approximately $30.4 million of deferred gas cost savings in the nine months ended Sept. 30, 2002 (see "Results of Operations - Comparison of Gas Operations," above) reduced cash flows from operations by that amount, but the reduction was more than offset by other factors affecting cash flows in the first nine months of 2002.

         Investing Activities
         --------------------

         Cash requirements for investing activities in the first nine months of 2003 totaled $92.0 million, up from $57.9 million in the same period of 2002. Cash requirements for utility construction totaled $90.0 million, up $36.8 million from the first nine months of 2002. The increase in cash requirements for utility construction in the first nine months of 2003 was primarily the result of capital expenditures relating to NW Natural's SMPE project to extend the pipeline from its Mist gas storage field ($20.5 million) and other special projects to serve new customer load or new service areas ($7.0 million).

         Investments in non-utility property during the first nine months of 2003 totaled $2.1 million, down from $2.6 million during the first nine months of 2002.

         NW Natural's utility construction expenditures in 2003 currently are estimated to total $129 million, up from $85 million in 2002. Projected utility construction in 2003 includes $36 million for customer growth, up from $29 million in 2002; $31 million for system improvement and support, up from $25 million in 2002; $31 million for this year's portion of the SMPE project and related gas storage facilities, up from $9 million in 2002; and $6 million for this year's portion of a project to construct a gas distribution system in Coos County, Oregon, up from $1 million in 2002. Following denial by the Oregon Supreme Court of a motion by the appellants to stay the effect of the SMPE project site certificate, NW Natural proceeded with construction of an initial segment of the SMPE project pending resolution of appeals from the order approving its site certificate for the project (see Note 7 to the accompanying Consolidated Financial Statements).

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

         Financing Activities
         --------------------

         Cash used in financing activities in the first nine months of 2003 totaled $18.6 million, down from $60.2 million in the same period of 2002. Factors contributing to the $41.6 million difference were an increase in short-term debt in the first nine months of 2003 ($15.4 million), compared to a reduction in the first nine months of 2002 ($108.3 million), partially offset by a $50 million decrease in long-term debt issued and a $34.5 million increase in long-term debt retired.

         In February 2003, NW Natural sold $40 million of its 5.66% Series B secured MTNs due 2033 and used the proceeds, together with internally generated cash, to reduce short-term debt by $69.8 million in the first quarter of 2003.

         In March 2002, NW Natural sold $60 million of secured MTNs and used the proceeds, together with internally generated cash, to reduce short-term debt by $108.1 million in the first quarter of 2002.

         In 2000, NW Natural commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural's common stock through a repurchase program that has been extended through May 2004 (see Part II, Item 7., "Financial Condition - Cash Flows - Financing Activities," in the 2002 Form 10-K). No shares were repurchased in 2002 or in the first nine months of 2003. Since the program's inception, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million.

     Ratios of Earnings to Fixed Charges
     -----------------------------------

         For the nine months and 12 months ended Sept. 30, 2003 and the 12 months ended Dec. 31, 2002, the Company's ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.29, 2.71 and 2.85, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. A significant part of the business of the Company is of a seasonal nature; therefore, the ratio of earnings to fixed charges for the interim period is not necessarily indicative of the results for a full year.

Contingent Liabilities
----------------------

     Environmental Matters
     ---------------------

         NW Natural accrues all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable. See Note 12 in the 2002 Form 10-K. Due to the preliminary nature of several of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated.

         On May 27, 2003, the OPUC approved NW Natural's request for deferral of environmental costs associated with five specific sites, including the Gasco, Wacker, Portland Gas and Portland Harbor sites. See Note 12 in the 2002 Form 10-K. The authorization, effective for a 12-month period beginning April 7, 2003, allows NW Natural to defer and seek recovery of unreimbursed environmental costs in a future general rate case. Through Sept. 30, 2003, NW Natural has recorded $0.7 million of these costs in a deferred regulatory account.

         NW Natural will first seek to recover the costs of further investigation and remediation for which it may be responsible with respect to the Gasco site, the Wacker site, the Portland Harbor site and the Portland Gas site, if any, from insurance. If these costs are not recovered from insurance, then NW Natural will seek recovery through future rates.

         On June 30, 2003, the Company filed a Feasibility Scoping Plan and an Ecological and Human Health Risk Assessment with the Oregon Department of Environmental Quality (ODEQ), which outlined a range of remedial alternatives for the most contaminated portion of the Gasco site. See Note 12 in the 2002 Form 10-K. NW Natural will work with the ODEQ to determine the appropriate remedial action from among the alternatives. Based upon the proposed actions in the draft plan, the Company estimates its range of liability, including the cost of investigation, from feasible alternatives at between $1.7 million and $7 million. NW Natural has a recorded liability of $1.7 million, excluding regulatory deferred costs of $0.1 million, as of Sept. 30, 2003, for its estimated costs of investigation and remediation related to the Gasco site. See "Application of Critical Accounting Policies - Critical Estimates," above.

     Enron Gas Supply Contract
     -------------------------

         On Oct. 16, 2003, NW Natural received a demand letter from Enron North America Corp. (Enron) seeking payment of $1.1 million allegedly owed pursuant to a gas supply contract between NW Natural and Enron which was in effect when Enron filed for bankruptcy in December 2001. The contract was terminated upon the bankruptcy and NW Natural does not believe that any amounts are owed to Enron under the contract.

Forward-Looking Statements
--------------------------

         This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company's expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing state and federal governmental policies and regulatory actions, including those of the OPUC, the WUTC and the U.S. Department of Transportation's Office of Pipeline Safety, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, the maintenance of pipeline integrity, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws, regulations and policies; (ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) risks resulting from uninsured property damage to Company property, intentional or otherwise; (vii) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (viii) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (ix) unanticipated changes in operating expenses and capital expenditures; (x) unanticipated changes in future liabilities relating to employee benefit plans; (xi) capital market conditions, including their effect on pension costs; (xii) competition for new energy development opportunities; (xiii) potential inability to obtain permits, rights of way, easements, leases or other interests or other necessary authority to construct pipelines, develop storage or complete other system expansions; and
(xiv) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

         With respect to interest rate risk, during the three-month period ended Sept. 30, 2003 the Company redeemed $35 million in long-term debt securities with an average coupon rate of 7.36 percent and original maturities in 2023, pursuant to optional redemption provisions. The Company used available cash or the proceeds from sales of commercial paper to redeem these debt securities. The Company intends to refinance this debt through the sale of new long-term debt securities during the fourth quarter of 2003. The Company has not entered into derivative financial transactions such as Treasury locks to hedge interest rate changes during the period before the debt is refinanced. Therefore, it is uncertain whether the Company's refinancing cost will be lower than the cost of the securities redeemed. The Company does not expect, however, that there would be a material impact on its results of operations, cash flows or financial condition if there were to be a sudden increase in market interest rates before the refinancing is completed.

Item 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         As of Sept. 30, 2003, the principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of the Company have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed with or furnished to the Securities and Exchange Commission under the Exchange Act.

(b)  Changes in Internal Control Over Financial Reporting

         There has been no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Litigation
----------

         In April 2003, NW Natural settled and agreed with Cascade Resources Corporation and Al Curry (collectively, Cascade) to dismiss their respective claims in Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et al. (United States District Court for the District of Oregon, Case No. CV 01-1620 HU) (the Action). See Part I, Item 3., "Legal Proceedings," in the 2002 Form 10-K and Part II, Item 1., "Legal Proceedings," in the Company's Form 10-Q for the quarters ended March 31 and June 30, 2003. In June 2003, the court denied the motion of Enerfin Resources Northwest Limited Partnership (Enerfin), the remaining defendant in the Action, seeking to allow it to make cross-claims against Cascade in the case. In July, Enerfin filed a Motion for Summary Judgment seeking dismissal of claims made by NW Natural against it. The Company opposed the motion and a final decision is pending.

         On March 13, 2003, the Oregon Energy Facility Siting Council (EFSC) issued a Final Order and Site Certificate (Site Certificate) pursuant to which the EFSC approved construction of the Company's proposed South Mist Pipeline Extension (SMPE) along a designated route. See Part II, Item 7., "Financial Condition - Investing Activities," in the 2002 Form 10-K. In May, two parties in the contested case before EFSC separately appealed the issuance of the Site Certificate to the Oregon Supreme Court. (Supreme Court Nos. 550428 and 550434 (consolidated)). The appeals were argued before the Supreme Court on July 22, 2003. On Nov. 6, 2003, the Supreme Court ruled on the appeals, affirming EFSC's issuance of the Site Certificate.

         The Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any such legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a material impact on the Company's financial condition or results of operations.

Item 5. OTHER INFORMATION

    Company Information
    -------------------

         The Company's Internet website (www.nwnatural.com) now features a Corporate Governance module that includes the following corporate governance materials:

         o Corporate Governance Standards;
         o Statement of Policy on Director Independence Standards;
         o Board Committee Charters;
         o Code of Ethics;
         o Standards of Conduct;
         o Financial Code of Ethics;
         o Inside Information and Trading Policy; and
         o Information for contacting the Company's non-management directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit (3)      - Bylaws of the Company, as amended September 25, 2003

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

(b) Reports on Form 8-K

         On July 29, Aug. 22, and Nov. 4, 2003, respectively, the Company filed or furnished, as applicable, its Current Reports on Form 8-K relating to: (a) earnings for the quarter and six months ended June 30, 2003 (unaudited); (b) the entering of an order by the Oregon Public Utility Commission (OPUC) approving the stipulations as filed by the Company with the OPUC staff and other parties covering all of the issues in the Company's Oregon general rate case; and (c) earnings for the quarter and nine months ended Sept. 30, 2003 (unaudited).

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORTHWEST NATURAL GAS COMPANY
                                            (Registrant)


Dated:  November 12, 2003                   /s/ Stephen P. Feltz
                                            -----------------------------
                                            Stephen P. Feltz
                                            Principal Accounting Officer
                                            Treasurer and Controller

                          NORTHWEST NATURAL GAS COMPANY

                                  EXHIBIT INDEX
                                       To
                          Quarterly Report on Form 10-Q
                                For Quarter Ended
                                 Sept. 30, 2003


                                                                         Exhibit
Document                                                                  Number
--------                                                                  ------

Bylaws of the Company, as amended September 25, 2003                         (3)

Statement re: Computation of Per Share Earnings                             (11)

Computation of Ratio of Earnings to Fixed Charges                           (12)

Certification of Principal Executive Officer Pursuant to
 Rule 13a-14(a)/15d-14(a), Section 302 of the
 Sarbanes-Oxley Act of 2002                                               (31.1)

Certification of Principal Financial Officer Pursuant to
 Rule 13a-14(a)/15d-14(a), Section 302 of the
 Sarbanes-Oxley Act of 2002                                               (31.2)

Certification of Principal Executive Officer and Principal
 Financial Officer Pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002                                               (32.1)