Form 10-Q
period 2004-03-31
NORTHWEST NATURAL GAS CO
filed 2004-05-07
CIK 73020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File No. 0-994

NORTHWEST NATURAL GAS COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0256722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 N.W. Second Avenue, Portland, Oregon 97209

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: (503) 226-4211

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At May 5, 2004, 27,297,974 shares of the registrant’s Common Stock, $3 1/6 par value (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY

For the Quarterly Period Ended March 31, 2004

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
Thousands, except per share amounts	2004	2003
Operating revenues:
Gross operating revenues	$254,450	$206,539
Cost of sales	142,416	107,951

Net operating revenues	112,034	98,588

Operating expenses:
Operations and maintenance	25,510	24,071
Taxes other than income taxes	12,453	10,817
Depreciation and amortization	13,906	13,166

Total operating expenses	51,869	48,054

Income from operations	60,165	50,534

Other income (expense)	23	(584)
Interest charges - net of amounts capitalized	8,944	8,946

Income before income taxes	51,244	41,004
Income taxes	18,632	14,600

Net income	32,612	26,404
Redeemable preferred stock dividend requirements	—	147

Earnings applicable to common stock	$32,612	$26,257

Average common shares outstanding:
Basic	25,972	25,617
Diluted	26,314	25,975

Earnings per share of common stock:
Basic	$1.26	$1.03
Diluted	$1.24	$1.01

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Earnings Invested in the Business and

Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
Thousands	2004		2003
Earnings invested in the business:
Balance at beginning of period	$170,053		$157,136
Net income	32,612	$32,612	26,404	$26,404
Cash dividends paid:
Redeemable preferred stock	—		(147)
Common stock	(8,434)		(8,063)

Balance at end of period	$194,231		$175,330

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(1,016)	—	$(3,084)	—

Comprehensive income		$32,612		$26,404

Balance at end of period	$(1,016)		$(3,084)

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets

Thousands	March 31, 2004 (Unaudited)	March 31, 2003 (Unaudited)	Dec. 31, 2003
Assets:
Plant and property:
Utility plant	$1,679,267	$1,563,162	$1,659,089
Less accumulated depreciation	481,829	445,316	471,716

Utility plant - net	1,197,438	1,117,846	1,187,373

Non-utility property	23,861	22,176	23,395
Less accumulated depreciation and amortization	4,969	4,518	4,855

Non-utility property - net	18,892	17,658	18,540

Total plant and property	1,216,330	1,135,504	1,205,913

Other investments	13,801	12,462	12,635

Current assets:
Cash and cash equivalents	2,788	44,323	4,706
Accounts receivable	70,330	61,541	53,976
Allowance for uncollectible accounts	(2,638)	(2,709)	(1,763)
Accrued unbilled revenue	31,788	30,548	59,109
Inventories of gas, materials and supplies	38,006	32,873	50,859
Prepayments and other current assets	19,705	23,735	32,661

Total current assets	159,979	190,311	199,548

Regulatory assets:
Income tax asset	64,475	47,975	63,449
Deferred gas costs receivable	9,544	—	—
Unamortized costs on debt redemptions	7,685	6,392	7,803
Other	3,917	4,665	6,020

Total regulatory assets	85,621	59,032	77,272

Other assets:
Investment in life insurance	60,531	55,264	59,710
Fair value of non-trading derivatives	36,069	22,264	23,885
Other	12,903	12,381	12,369

Total other assets	109,503	89,909	95,964

Total assets	$1,585,234	$1,487,218	$1,591,332

See Notes To Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets

Thousands	March 31, 2004 (Unaudited)	March 31, 2003 (Unaudited)	Dec. 31, 2003
Capitalization and liabilities:
Capitalization
Common stock	$82,342	$81,214	$82,137
Premium on common stock	258,033	249,340	255,871
Earnings invested in the business	194,231	175,330	170,053
Unearned stock compensation	(852)	(875)	(729)
Accumulated other comprehensive income (loss)	(1,016)	(3,084)	(1,016)

Total common stock equity	532,738	501,925	506,316
Redeemable preferred stock	—	8,250	—
Long-term debt	500,130	485,926	500,319

Total capitalization	1,032,868	996,101	1,006,635

Current liabilities:
Notes payable	22,900	—	85,200
Accounts payable	78,669	77,250	86,029
Long-term debt due within one year	—	20,000	—
Taxes accrued	8,186	7,348	8,605
Interest accrued	11,241	11,073	2,998
Other current and accrued liabilities	31,944	30,745	31,589

Total current liabilities	152,940	146,416	214,421

Regulatory liabilities:
Accrued asset removal costs	138,309	128,039	135,638
Customer advances	1,560	1,790	1,564
Deferred gas costs payable	—	12,908	5,627
Unrealized gain on non-trading derivatives	36,069	22,264	23,885

Total regulatory liabilities	175,938	165,001	166,714

Other liabilities:
Deferred income taxes	190,332	146,684	171,797
Deferred investment tax credits	6,367	7,286	6,945
Other	26,789	25,730	24,820

Total other liabilities	223,488	179,700	203,562

Commitments and Contingencies (see Note 7)	—	—	—

Total capitalization and liabilities	$1,585,234	$1,487,218	$1,591,332

See Notes To Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
Thousands	2004	2003
Operating activities:
Net income	$32,612	$26,404
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	13,906	13,166
Deferred income taxes and investment tax credits	17,957	4,414
Undistributed losses from equity investments	381	260
Allowance for funds used during construction	(236)	(189)
Deferred gas costs - net	(15,171)	2,273
Other	1,805	1,033

Cash from operations before working capital changes	51,254	47,361
Changes in operating assets and liabilities:
Accounts receivable - net of allowance for uncollectible accounts	(15,479)	(11,896)
Accrued unbilled revenue	27,321	13,521
Inventories of gas, materials and supplies	12,853	25,157
Accounts payable	(7,360)	2,814
Accrued interest and taxes	14,187	16,949
Other current assets and liabilities	6,825	4,483

Cash provided by operating activities	89,601	98,389

Investing activities:
Acquisition and construction of utility plant assets	(22,450)	(23,503)
Investment in non-utility property	(466)	(1,344)
Other investments	(47)	(19)

Cash used in investing activities	(22,963)	(24,866)
Financing activities:
Common stock issued	2,178	1,484
Long-term debt issued	—	40,000
Change in short-term debt	(62,300)	(69,802)
Cash dividend payments:
Redeemable preferred stock	—	(147)
Common stock	(8,434)	(8,063)

Cash used in financing activities	(68,556)	(36,528)
Increase (decrease) in cash and cash equivalents	(1,918)	36,995
Cash and cash equivalents - beginning of period	4,706	7,328

Cash and cash equivalents - end of period	$2,788	$44,323

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$684	$737
Income taxes	$—	$—
Supplemental disclosure of non-cash financing activities:
Conversion to common stock:
7 1/4% Series of Convertible Debentures	$189	$19

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Capitalization

Thousands, except share amounts	March 31, 2004 (Unaudited)		March 31, 2003 (Unaudited)		Dec. 31, 2003
Common stock equity:
Common stock - par value $3 1/6 per share	$82,342		$81,214		$82,137
Premium on common stock	258,033		249,340		255,871
Earnings invested in the business	194,231		175,330		170,053
Unearned stock compensation	(852)		(875)		(729)
Accumulated other comprehensive income (loss)	(1,016)		(3,084)		(1,016)

Total common stock equity	532,738	52%	501,925	50%	506,316	50%
Redeemable preferred stock:
$7.125 Series, stated value $100 per share	—	0%	8,250	1%	—	0%
Long-term debt:
Medium-Term Notes
First Mortgage Bonds:
6.400% Series B due 2003	—		20,000		—
6.340% Series B due 2005	5,000		5,000		5,000
6.380% Series B due 2005	5,000		5,000		5,000
6.450% Series B due 2005	5,000		5,000		5,000
6.050% Series B due 2006	8,000		8,000		8,000
6.310% Series B due 2007	20,000		20,000		20,000
6.800% Series B due 2007	9,500		9,500		9,500
6.500% Series B due 2008	5,000		5,000		5,000
4.110% Series B due 2010	10,000		—		10,000
7.450% Series B due 2010	25,000		25,000		25,000
6.665% Series B due 2011	10,000		10,000		10,000
7.130% Series B due 2012	40,000		40,000		40,000
8.260% Series B due 2014	10,000		10,000		10,000
7.000% Series B due 2017	40,000		40,000		40,000
6.600% Series B due 2018	22,000		22,000		22,000
8.310% Series B due 2019	10,000		10,000		10,000
7.630% Series B due 2019	20,000		20,000		20,000
9.050% Series A due 2021	10,000		10,000		10,000
5.620% Series B due 2023	40,000		—		40,000
7.250% Series B due 2023	—		20,000		—
7.500% Series B due 2023	—		4,000		—
7.520% Series B due 2023	—		11,000		—
7.720% Series B due 2025	20,000		20,000		20,000
6.520% Series B due 2025	10,000		10,000		10,000
7.050% Series B due 2026	20,000		20,000		20,000
7.000% Series B due 2027	20,000		20,000		20,000
6.650% Series B due 2027	20,000		20,000		20,000
6.650% Series B due 2028	10,000		10,000		10,000
7.740% Series B due 2030	20,000		20,000		20,000
7.850% Series B due 2030	10,000		10,000		10,000
5.820% Series B due 2032	30,000		30,000		30,000
5.660% Series B due 2033	40,000		40,000		40,000
Convertible Debentures
7 1/4% Series due 2012	5,630		6,426		5,819

	500,130		505,926		500,319
Less long-term debt due within one year	—		20,000		—

Total long-term debt	500,130	48%	485,926	49%	500,319	50%

Total capitalization	$1,032,868	100%	$996,101	100%	$1,006,635	100%

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statements

The information presented in the consolidated financial statements is unaudited, but includes all material adjustments, including normal recurring accruals, that the management of the Company considers necessary for a fair presentation of the results for each period reported. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K (2003 Form 10-K). A significant part of the business of the Company is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

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

2. New Accounting Standards

Adopted Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised) requires expanded disclosures about pension plans and other postretirement benefit plans in the Company’s consolidated financial statements for annual and interim periods ending on and after Dec. 15, 2003. The Company adopted the annual disclosure requirements with the 2003 Form 10-K (see Part II, Item 8., Note 7 in the 2003 Form 10-K) and provides in this report the quarterly disclosures required for interim financial reports, including the amount of net periodic benefit cost recognized for each period presented and the amount of contributions paid or expected to be paid during the current fiscal year (see Note 6). SFAS No. 132 (revised) does not change the measurement or recognition of pension and other postretirement benefit plans as required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The adoption of this new standard did not have an effect on the Company’s consolidated financial statements.

In December 2003, the FASB revised FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (FIN 46R), to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R provides additional guidance for identification and consolidation of variable interest entities (VIEs), and for financial reporting by enterprises involved with VIEs. The Company adopted the original provisions of FIN 46 during 2003, stating that it did not have significant variable interests in any VIEs. The Company has certain equity investments that are variable interests and some of these entities are potentially VIEs. However, because the Company is not the primary beneficiary of these entities, it is not required to consolidate the VIEs. The Company’s variable interests primarily consist of limited liability interests with investments in alternative energy projects, low income housing and other real estate, which were entered into between the years 1988 and 2000 and have been accounted for under the equity method or cost method (see Part II, Item 8., Note 9, in the 2003 Form 10-K). The Company’s maximum exposure to loss for these investments is $6.7 million at March 31, 2004, an amount that represents the Company’s investment balance or net realizable value. The Company’s investment risk is limited to the investment balance or net realizable value because all such investments are non-recourse to the Company. The adoption of FIN 46R had no material impact on the Company’s financial condition or results of operations.

Recent Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-1 provides guidance which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Regardless of whether the sponsor elects the deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in this FSP is effective for quarterly and annual financial statements for fiscal years ending after Dec. 7, 2003.

The Act, signed into law on Dec. 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has not developed estimates of the impact of the Act on its cash flows, accumulated postretirement benefit obligation (APBO), or net periodic postretirement benefit cost and it has not determined whether to change its postretirement medical plan in response to the Act. FSP No. FAS No. 106-1 does not provide guidance on how and when the federal subsidy should be accounted for. As provided under the FSP, the Company has elected to defer accounting for the impact of the Act until such guidance is provided by the FASB.

3. Stock-Based Compensation

NW Natural has stock-based compensation plans including the Long-Term Incentive Plan (LTIP), the Restated Stock Option Plan (Restated SOP), the Employee Stock Purchase Plan (ESPP) and the Non-Employee Directors Stock Compensation Plan (NEDSCP). For a more detailed description of these plans, and accounting for stock-based compensation, see Part II, Item 8., Note 4, in the 2003 Form 10-K. These plans are designed to promote stock ownership in NW Natural by employees, officers and, in the case of the NEDSCP, non-employee directors.

During the first quarter of 2004, NW Natural granted LTIP awards covering a new three-year performance period (2004-06). The aggregate target award and maximum award were 35,000 and 70,000 shares, respectively. Following the end of the performance period, actual awards are distributed based on the attainment of certain total shareholder return goals in comparison to a peer group of companies, and other performance goals. During the performance period, the Company recognizes compensation expense and liability for the LTIP awards based on performance levels achieved or expected to be achieved and the estimated market value of the common stock as of the distribution date. At March 31, 2004, no compensation expense or liability had been accrued for the new LTIP grant because the amount of the estimated awards earned for the quarter was immaterial.

Under the Restated SOP, options on 1,244,700 shares were available for grant and options to purchase 493,644 shares were outstanding as of March 31, 2004. Options granted generally have 10-year terms and vest ratably over a three-year period following the date of grant. During the first quarter of 2004, the Company granted 184,800 options to purchase shares at an exercise price of $31.34, equal to the market price of the common stock on the date of grant.

The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” but has continued to account for stock-based compensation using the intrinsic value method prescribed in Accounting

Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for its stock-based employee compensation. In accordance with APB No. 25, no compensation expense is recognized for options granted under the Restated SOP or shares issued under the ESPP. If compensation expense for awards under these two plans had been determined based on fair value at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts shown below:

Pro Forma Effect of Stock-Based Options and ESPP:

	Three Months Ended March 31,
Thousands, except per share amounts	2004	2003
Net income as reported	$32,612	$26,404
Pro forma stock-based compensation expense determined under the fair value based method - net of tax	(100)	(61)
Redeemable preferred stock dividends	—	(147)

Pro forma earnings applicable to common stock - basic	32,512	26,196
Debenture interest less taxes	62	71

Pro-forma earnings applicable to common stock - diluted	$32,574	$26,267

Basic earnings per share
As reported	$1.26	$1.03
Pro forma	$1.25	$1.02

Diluted earnings per share
As reported	$1.24	$1.01
Pro forma	$1.24	$1.01

For purposes of the pro forma disclosures above, the estimated value of stock options is amortized to expense over the vesting period.

4. Use of Financial Derivatives

NW Natural utilizes derivative instruments to manage commodity prices related to natural gas purchases, foreign currency prices related to gas purchase commitments from Canada and interest rate risks related to long-term debt maturing in less than five years or expected to be issued in future periods. Use of derivatives is permitted only after the commodity price, exchange rate, and interest rate exposures have been identified, are determined to exceed acceptable tolerance levels and are considered to be unavoidable because they are necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes and believes that any increase in market risk created by holding derivatives should be offset by the exposures they modify. See Part II, Item 8., Notes 1 and 11, in the 2003 Form 10-K.

At March 31, 2004, NW Natural had the following derivatives outstanding covering its exposures to commodity and foreign currency prices: a series of 14 natural gas price swap contracts, no natural gas call option contracts, and 76 foreign currency forward contracts. Each of these contracts was designated as a cash flow hedge. The estimated fair values and the notional amounts of derivative instruments (unrealized gains and losses) outstanding were as follows:

	March 31, 2004		Dec. 31, 2003
Thousands	Fair Value Gain	Notional Amount	Fair Value Gain	Notional Amount
Fixed-price natural gas commodity swap contracts	$35,982	$205,802	$23,285	$284,317
Fixed-price natural gas call option contracts	—	—	366	19,761
Foreign currency forward purchase contracts	87	6,031	234	6,417

Total	$36,069	$211,833	$23,885	$310,495

5. Segment Information

The Company principally operates in a segment of business, “Utility,” consisting of the distribution of natural gas. Another segment, “Gas Storage,” represents natural gas storage services provided to interstate customers and asset optimization services under a contract with an independent energy trading company. The remaining segment, “Other,” primarily consists of non-regulated investments in alternative energy projects in California and a Boeing 737-300 aircraft leased to Continental Airlines.

The following table presents information about the reportable segments for the three months ended March 31, 2004 and 2003. Inter-segment transactions are insignificant.

	Three Months Ended March 31,
Thousands	Utility	Gas Storage	Other	Total
2004
Net operating revenues	$110,198	$1,796	$40	$112,034
Depreciation and amortization	13,792	114	—	13,906
Other operating expenses	37,746	205	12	37,963
Income from operations	58,660	1,477	28	60,165
Income (loss) from financial investments	817	—	(381)	436
Net income (loss)	31,881	790	(59)	32,612
Total assets at March 31, 2004	1,552,165	18,650	14,419	1,585,234

2003
Net operating revenues	$96,005	$2,544	$39	$98,588
Depreciation and amortization	13,052	114	—	13,166
Other operating expenses	34,683	183	22	34,888
Income from operations	48,270	2,247	17	50,534
Income (loss) from financial investments	445	—	(260)	185
Net income (loss)	25,159	1,275	(30)	26,404
Total assets at March 31, 2003	1,451,838	17,634	17,746	1,487,218

6. Pension and Other Postretirement Benefits

Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three months ended March 31, 2004 and 2003. See Part II, Item 8., Note 7, in the 2003 Form 10-K for the assumptions used in measuring these benefit costs.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
Thousands	2004	2003	2004	2003
Service cost	$1,410	$1,215	$132	$114
Interest cost	3,200	3,040	364	334
Expected return on plan assets	(3,310)	(3,062)	—	—
Amortization of transition obligation	—	—	103	103
Amortization of prior service cost	273	283	—	—
Recognized actuarial loss	436	188	118	100

Net periodic benefit cost	$2,009	$1,664	$717	$651

Employer Contributions

The Company is required to make future cash contributions and benefit payments for its pension and other postretirement benefit plans (see Part II, Item 8., Note 7, in the 2003 Form 10-K).

7. Commitments and Contingencies

Environmental Matters

NW Natural owns or previously owned properties currently being investigated that may require environmental response. See Part II, Item 8., Note 12, in the 2003 Form 10-K. NW Natural has accrued all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable.

NW Natural previously owned property adjacent to the Gasco site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). See Part II, Item 8., Note 12, in the 2003 Form 10-K. Pursuant to an order from the Oregon Department of Environmental Quality (ODEQ), consultant studies have been conducted to determine the nature and extent of releases of hazardous substances from the Wacker site. Recently the studies indicated some benzene is present in the soil at the Wacker site, and the ODEQ has requested that NW Natural conduct further tests of groundwater and indoor air quality. NW Natural has not determined to what extent additional testing will be required. At March 31, 2004, NW Natural’s estimated liabilities were $50,000 for its costs of further investigation on the Wacker site.

NW Natural continues to work with the U.S. Environmental Protection Agency (EPA) and other potentially responsible parties on developing an environmental work plan for the Portland Harbor, including investigation, feasibility study and field sampling plan. See Part II, Item 8., Note 12, in the 2003 Form 10-K. NW Natural’s share of the current estimate for completing the work plan is $1.6 million to $2.0 million. In addition, on March 1, 2004 the Company received a letter from the EPA requesting that it enter into an Administrative Order on Consent (AOC) providing for early action removal of a body of tar in the river sediments adjacent to the Gasco site. The Company negotiated the form of AOC with the EPA and it was executed on April 23, 2004. Although the work plan for the removal action has not been developed, the Company has preliminarily estimated the removal cost to be in the range of $1.0 million to $4.6 million. NW Natural recorded an additional loss contingency totaling $2.0 million in the first quarter of 2004 for the revised estimate of the work plan and the new estimate of environmental remediation costs for the Portland Harbor. This additional amount results in a reserve balance of $2.6 million at March 31, 2004, representing the amount estimated to complete the feasibility study and work plan at the lower end of the range and early remediation of the tar at the lower end of the range.

In May 2003, the Public Utility Commission of Oregon (OPUC) approved NW Natural’s request for deferral of environmental costs associated with specific sites, including the Gasco, Wacker, Portland Gas and Portland Harbor sites. The authorization, which was extended through April 2005, allows NW Natural to defer and seek recovery of unreimbursed environmental costs in a future general rate case. On a cumulative basis through March 31, 2004, the Company has paid out a total of $1.1 million relating to the sites since the effective date of the deferral authorization, which would be proposed for regulatory recovery if not recoverable from insurance.

Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated. NW Natural will first seek to recover the costs of investigation and remediation for which it may be responsible with respect to the Gasco, Wacker, Portland Harbor and Portland Gas sites, if any, from insurance. If these costs are not recovered from insurance, then NW Natural will seek recovery through future rates subject to approval by the OPUC. At March 31, 2004, NW Natural had a $5.7 million receivable representing an estimate of the environmental costs NW Natural expects to incur and recover from insurance, including $2.5 million for costs relating to the Gasco site and $3.2 million for costs relating to the Portland Harbor site.

8. Subsequent Event

In April 2004, the Company issued and sold 1,290,000 shares of its common stock in an underwritten public offering and used the net proceeds of $38.5 million from the offering primarily to fund, in part, NW Natural’s utility construction program and to reduce short-term indebtedness by about $29 million.

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management’s assessment of Northwest Natural Gas Company’s financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three months ended March 31, 2004 and 2003. Unless otherwise indicated, references in the discussion to Notes are to the notes to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K (2003 Form 10-K).

The consolidated financial statements include:

Regulated utility:

Northwest Natural Gas Company (NW Natural)

Non-regulated wholly-owned subsidiaries of NW Natural:

NNG Financial Corporation (Financial Corporation), and its wholly-owned subsidiaries

Northwest Energy Corporation (Northwest Energy), and its wholly-owned subsidiary

Together these businesses are referred to herein as the Company (see “Results of Operations—Non-utility Operations,” below, and Note 2 in the 2003 Form 10-K).

In addition to presenting results of operations and earnings amounts in total, certain measures are expressed in cents per share. These amounts reflect factors that directly impact the Company’s earnings. The Company believes this per share information is useful because it enables readers to better understand the impact of these factors on the Company’s earnings. All references in this report to earnings per share are on the basis of diluted shares (see Note 1, “Earnings Per Share,” in the 2003 Form 10-K).

Application of Critical Accounting Policies and Estimates

In preparing the Company’s financial statements using generally accepted accounting principles in the United States of America (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures in the financial statements.

Management considers its critical accounting policies to be those which are most important to the representation of the Company’s financial condition and results of operations and which require management’s most difficult and subjective or complex judgments, including accounting estimates that could result in materially different amounts if the Company reported under different conditions or using different assumptions. The Company’s most critical estimates or judgments involve regulatory cost recovery, unbilled revenues, derivative instruments, pension assumptions and environmental contingencies (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates,” in the 2003 Form 10-K). Management has discussed the estimates and judgments used in the application of critical accounting policies with the Audit Committee of the Board. Because of the uncertainty inherent in these matters, actual results could differ materially from the estimates developed from applying these critical accounting policies.

Critical Estimates

Within the context of the Company’s critical accounting policies and estimates, management is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

In addition to critical accounting estimates described in the 2003 Form 10-K, NW Natural recorded an additional loss contingency totaling $2.0 million in the first quarter of 2004 for an estimate of environmental remediation costs for the Portland Harbor (see Note 7 to the accompanying Consolidated Financial Statements and Note 12 in the 2003 Form 10-K). The amount of NW Natural’s current accrual is based on estimates at the lower end of the range of liability, the amount that NW Natural determined is probable, for the costs of remedial alternatives under review. If the costs of remedial activity were assumed at the higher end of the range, then the Company would have accrued an additional $4.0 million liability. However, the Company does not believe that a change in the estimate would have a material impact on the Company’s financial condition or results of operations, because NW Natural believes it is probable that these additional costs will be recovered from insurance. As a consequence of the anticipated recovery from insurance, NW Natural has recorded a corresponding receivable. In the event that these costs are not recovered from insurance, then NW Natural will seek to recover those costs through future utility rates, subject to approval by the Public Utility Commission of Oregon (OPUC). Although NW Natural expects to recover its costs from insurance or future utility rates, there can be no assurance that the OPUC will approve future recovery.

Earnings and Dividends

The Company’s earnings applicable to common stock were $32.6 million in the quarter ended March 31, 2004, compared to $26.3 million in the quarter ended March 31, 2003. Earnings per share from consolidated operations were $1.24 a share in the first quarter of 2004 and $1.01 a share in last year’s first quarter.

NW Natural earned $1.21 a share from gas utility operations in the first quarter of 2004, compared to $0.97 a share in the same period in 2003. Gas deliveries and utility net operating revenues (margin) were higher in the current quarter in both the Company’s temperature-sensitive residential and commercial markets and in its industrial market. Cooler weather, the effects of a general rate increase in Oregon and customer growth contributed to the improved results from utility operations. See “Results of Operations,” below.

The Company earned 3 cents a share from non-utility operations, including the Company’s non-utility gas storage operations as well as its subsidiaries, for the quarter ended March 31, 2004, compared to earnings of 4 cents a share in the same period of 2003. See “Non-utility Operations,” below.

Dividends paid on common stock were 32.5 cents and 31.5 cents a share in the three-month periods ended March 31, 2004 and 2003, respectively. In April 2004, the Company’s Board of Directors declared a quarterly dividend of 32.5 cents a share on the common stock, payable May 14, 2004, to shareholders of record on April 30, 2004. The current indicated annual dividend rate is $1.30 a share.

Results of Operations

Regulatory Developments

General Rate Cases

In August 2003, the OPUC entered an order covering all of the issues in NW Natural’s general rate case filed in November 2002 (see Part II, Item 7., “Results of Operations—Regulatory Matters—General Rate Cases,” in the 2003 Form 10-K). Pursuant to the order, on Sept. 1, 2003, NW Natural raised rates to increase revenues by approximately $6.2 million per year. Also pursuant to the order, on Nov. 12, 2003, NW Natural commenced deferred revenue treatment for an additional $2.8 million per year when the first 11.7-mile segment of the South Mist Pipeline Extension (SMPE) went into service. The rate increases and the deferred revenue from the SMPE contributed about $4.7 million of margin in the first quarter of 2004, equivalent to 11 cents a share of earnings. NW Natural expects to raise rates or to implement further deferred revenue treatment reflecting the cost of service associated with the remaining 50 miles of the SMPE when all or portions of that segment are completed and go into service which is expected to occur in the fourth quarter of 2004.

In November 2003, NW Natural filed a general rate case in Washington proposing a revenue increase of $7.9 million per year from Washington operations through rate increases averaging 15 percent (see Part II, Item 7., “Results of Operations—Regulatory Matters—General Rate Cases,” in the 2003 Form 10-K). Settlement conferences were held in April and, on April 29, 2004, the parties to the rate case filed a Joint Notice of Settlement in Principle and Motion for Extension of Time to File Testimony with the Washington Utilities and Transportation Commission (WUTC) for the purpose of finalizing a settlement in the case. The filing requests a deadline of May 14, 2004 for filing the final terms of the proposed settlement. In the event a settlement is not filed by that date, the notice requests that the WUTC extend the deadlines in the original schedule for direct and rebuttal testimony to May 21 and June 18, 2004, respectively. The Company is unable to determine whether the final terms of a settlement will be agreed upon and, if so, the extent to which a settlement will be accepted by the WUTC.

Rate Mechanisms

On May 27, 2003, the OPUC approved NW Natural’s request for deferral of environmental costs associated with five specific sites, including the Gasco, Wacker, Portland Gas and Portland Harbor sites. See Note 12 in the 2003 Form 10-K. The authorization, which has been extended through April 2005, allows NW Natural to defer and seek recovery of unreimbursed environmental costs in a future general rate case. Through March 31, 2004, NW Natural has recorded $1.1 million of these costs in a deferred regulatory account.

Comparison of Gas Operations

The following table summarizes the composition of gas utility volumes and revenues for the three months ended March 31, 2004 and 2003:

(Thousands, except customers and degree days)	2004		2003
Utility gas sales and transportation volumes - therms:
Residential and commercial sales	274,364		236,323
Unbilled volumes	(31,888)		(16,562)

Weather-sensitive volumes	242,476	62%	219,761	64%
Industrial firm sales	18,510	5%	14,554	4%
Industrial interruptible sales	24,376	6%	3,685	1%

Total gas sales	285,362	73%	238,000	69%
Transportation deliveries	102,958	27%	109,160	31%

Total volumes sold and delivered	388,320	100%	347,160	100%

Utility operating revenues - dollars:
Residential and commercial sales	$252,524		$200,513
Unbilled revenues	(27,534)		(13,940)

Weather-sensitive revenues	224,990	89%	186,573	91%
Industrial firm sales	12,294	5%	8,666	4%
Industrial interruptible sales	11,974	5%	1,844	1%

Total gas sales	249,258	99%	197,083	96%
Transportation revenues	3,295	1%	5,805	3%
Other revenues	45	0%	1,051	1%

Total utility operating revenues	$252,598	100%	$203,939	100%

Cost of gas sold	$142,400		$107,934

Utility net operating revenues (margin)	$110,198		$96,005

Total number of customers (end of period)	583,582		565,892

Actual degree days	1,807		1,683

25-year average degree days	1,852		1,857

Residential and Commercial Sales

NW Natural continues to experience strong customer growth, with 17,690 customers added since March 31, 2003, for a growth rate of 3.1 percent. In the three years ended Dec. 31, 2003, more than 54,000 customers were added to the system, representing an average annual growth rate of 3.5 percent.

The volumes of gas sold to residential and commercial customers in the first three months of 2004 were 22.7 million therms, or 10 percent, higher than in the first three months of 2003, primarily reflecting 7 percent colder weather than in the first quarter of 2003. Related revenues increased $38.4 million, or 21 percent, primarily due to the higher volumes and rate increases in Oregon effective in the fall of 2003.

Typically, 80 percent or more of NW Natural’s annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Although variations in temperatures between periods will affect volumes of gas sold to these customers, the effect on margin and net income has been significantly reduced with the implementation of the weather normalization mechanism in Oregon in November 2003. Although the first quarter of 2004 was colder than the first quarter of 2003, it was warmer than average. The mechanism contributed $2.7 million of margin in the first quarter of 2004 due to the warmer-than-average weather. The contribution was equivalent to 6 cents a share of earnings, making up a significant portion of the lost margin that otherwise would have resulted from the warmer-than-average-weather.

In order to match revenues with related purchased gas costs, NW Natural records revenues for gas delivered and sold to customers, but not yet billed, through the end of the period. These amounts are reported as unbilled revenues to reflect the increase or decrease in the balance of unbilled revenues over the prior reporting periods. Weather conditions, rate changes and customer billing dates from one period to the next affect the balance of unbilled revenues at the end of each period.

Industrial Sales and Transportation Revenues

The following table summarizes the delivered volumes and margin in the industrial and electric generation markets for the three months ended March 31, 2004 and 2003:

(Thousands)	2004	2003
Delivered volumes - therms:
Industrial sales and transportation	145,844	125,732
Electric generation	—	1,667

Total volumes	145,844	127,399

Margin - dollars:
Industrial sales and transportation	$10,921	$9,746
Electric generation	—	6

Total margin	$10,921	$9,752

Total volumes delivered to industrial and electric generation customers were 18 million therms, or 14 percent, higher in the first quarter of 2004 than in the same period of 2003. Combined margins from these customers were $1.2 million, or 12 percent, higher in the first quarter of 2004 compared to the same period of 2003.

Volumes delivered to end-use industrial sales and transportation customers were 15 percent higher and margin was 12 percent higher in the first quarter of 2004 than in the first quarter of 2003. The higher volumes and margin in the industrial market reflect the addition of a large customer, cooler weather and an improved economy, offset in part by some rate design changes approved in the Oregon general rate case. NW Natural re-designed its industrial rates in Oregon as part of its general rate case in 2003, transferring $4.8 million of annual revenue requirement from industrial rates to residential and commercial rates in order to better reflect relative costs of service and to become more competitive in the industrial market.

Other Revenues

Other revenues include miscellaneous fee income as well as revenue adjustments reflecting deferrals to, or amortizations from, regulatory asset or liability accounts other than deferrals relating to gas costs and non-utility gas storage (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates—Regulatory Accounting,” in the 2003 Form 10-K). Other revenues were negligible in the first quarter of 2004, compared to $1.1 million in the first quarter of 2003. Higher revenue deferrals in the first quarter of 2004 under NW Natural’s decoupling mechanism in Oregon (see Part II, Item 7., “Results of

Operations—Regulatory Matters—Rate Mechanisms,” in the 2003 Form 10-K) and deferrals for recovery of costs relating to the first segment of the SMPE (see “Regulatory Developments–General Rate Cases,” above) were more than offset by amortizations from the decoupling mechanism and by higher amounts of amortizations relating to conservation programs and Year 2000 technology costs. The following table summarizes other revenues by primary category for the three months ended March 31, 2004 and 2003:

(Thousands)	2004	2003
Revenue adjustments:
Current deferrals:
Decoupling	$1,005	$534
SMPE	1,101	—
Other	(118)	77
Current amortizations:
Decoupling	(1,554)	—
Conservation programs	(1,390)	(906)
Year 2000 technology costs	(572)	(196)
Other	192	255

Net revenue adjustments	(1,336)	(236)

Miscellaneous revenues:
Customer fees	1,214	1,098
Other	167	189

Total miscellaneous revenues	1,381	1,287

Total other revenues	$45	$1,051

Cost of Gas Sold

Natural gas commodity prices have fluctuated dramatically in recent years (see Part II, Item 7., “Results of Operations—Comparison of Gas Operations—Cost of Gas Sold,” in the 2003 Form 10-K). The cost per therm of gas sold was 10 percent higher during the first quarter of 2004 than in the same period of 2003, primarily due to higher natural gas commodity prices. The cost per therm of gas sold includes current gas purchases, gas drawn from storage inventory, gains or losses from commodity hedges, margin from off-system gas sales, demand cost balancing adjustments (demand equalization), regulatory deferrals and company use.

NW Natural’s recorded amount of unaccounted-for gas was negative 0.12 percent of gas sendout in the first three months of 2004, compared to a positive 0.16 percent in same period of 2003. Unaccounted-for gas is the difference between the amount of gas the Company receives from all sources, including pipeline deliveries and withdrawals from storage, and the amount of gas it delivers to customers or other delivery points. Unaccounted-for gas may be caused in part by physical gas leakage, but it also may be due to cumulative inaccuracies in gas metering, estimates of unbilled gas or other causes. NW Natural considers a normal amount of unaccounted-for gas to be 0.50 percent of its total gas sendout during a period, but the amount may vary within a range around this estimate. During the first quarter of 2004, the lower estimated amount of unaccounted-for gas had the effect of reducing cost of gas and increasing margin by $0.4 million as compared to the same period in 2003.

NW Natural uses a natural gas commodity-price hedge program under the terms of its Derivatives Policy to help manage its variable price gas commodity contracts (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities,” in the 2003 Form 10-K). NW Natural recorded net hedging gains of $8 million and $23 million from this program during the first three months of March 31, 2004 and 2003, respectively. Hedging gains and losses relating to gas commodity purchases are included in cost of gas and factored into NW Natural’s annual Purchased Gas Adjustment (PGA) rate changes and therefore these gains and losses have no material impact on net income.

Under NW Natural’s PGA tariff in Oregon, net income from Oregon operations is affected within defined limits by changes in purchased gas costs (see Part II, Item 7., “Results of Operations—Comparison of Gas Operations,” in the 2003 Form 10-K). NW Natural’s gas costs in the first three months of 2004 were slightly higher than the gas costs embedded in rates, with the effect that NW Natural’s share of the higher costs decreased margin by $1.0 million, equivalent to a loss of 2 cents a share. In the same period of 2003, NW Natural’s gas costs were slightly lower than the gas costs embedded in rates, with the effect that NW Natural’s share of the lower gas costs increased margin by $0.6 million, equivalent to earnings of about 1 cent a share.

NW Natural is able to use gas supplies that are under contract but are not required for delivery to core market (residential, commercial and industrial firm) customers to make off-system sales. Under the PGA tariff in Oregon, NW Natural retains 33 percent of the margins realized from its off-system gas sales and records the remaining 67 percent as a deferred regulatory asset or liability for recovery from or refund to customers in future rates. NW Natural’s share of the loss from off-system gas sales in the first quarter of 2004 reduced margin by $0.3 million, equivalent to a loss of less than 1 cent a share. NW Natural’s share of the gain from off-system sales in the first quarter of 2003, when these sales were significantly higher due to the lower requirements of NW Natural’s core market customers, were $4.0 million of margin, equivalent to 9 cents a share of earnings.

Non-utility Operations

At March 31, 2004 and 2003, the Company’s non-utility operations consisted of gas storage operations and two wholly-owned subsidiaries, Financial Corporation and Northwest Energy. Only Financial Corporation had active operations during the first three months of 2003 and 2004.

Gas Storage

NW Natural realized net income from its non-utility gas storage business segment (see Part II, Item 7., “Results of Operations—Non-utility Operations—Gas Storage,” in the 2003 Form 10-K), after regulatory sharing and income taxes, of $0.8 million or 3 cents a share in the three months ended March 31, 2004, compared to $1.3 million or 5 cents a share in the three months ended March 31, 2003. Earnings from this business segment were lower in the first quarter of 2004 than in the first quarter of 2003, primarily due to a lower contribution from a contract with an independent trading company that seeks to optimize the use of NW Natural’s assets by trading temporarily unused portions of its upstream pipeline transportation capacity and gas storage capacity. The lower contribution was primarily due to shrinkage in market price differentials from 2003 to 2004.

Financial Corporation

Financial Corporation’s operating results for the three months ended March 31, 2004 were a net loss of about $0.2 million, compared to a net loss of about $0.1 million for the same period in 2003. The losses in both quarters are equivalent to less than 1 cent a share. The lower net income in the first quarter of 2004 was primarily due to lower income from investments in limited partnerships in wind and solar electric generation projects in California. These investments generate the majority of their operating revenues during the second and third quarters; therefore, results of operations from the first quarter are not necessarily indicative of the results for a full year. The Company’s investment balances in Financial Corporation at March 31, 2004 and 2003 were $7.7 million and $9.0 million, respectively. The reduced investment in Financial Corporation at March 31, 2004, was primarily due to a $4.2 million cash dividend that Financial Corporation paid to NW Natural in the fourth quarter of 2003.

Operating Expenses

Operations and Maintenance

Operations and maintenance expenses in the first quarter of 2004 were $25.5 million, 6 percent higher than in the first quarter of 2003. The $1.4 million increase was primarily due to higher payroll and payroll-related expenses resulting from employee additions, pay increases and higher benefit costs ($0.7 million), higher costs for gas technology research ($0.4 million) and higher administrative expenses associated with compliance activities relating to the Sarbanes-Oxley Act of 2002 ($0.2 million).

Taxes Other than Income Taxes

Taxes other than income taxes, which are principally comprised of franchise, property and payroll taxes, increased $1.6 million, or 15 percent, in 2004 over 2003. For the three-month period ended March 31, 2004, franchise taxes, which are based on gross revenues, increased $1.2 million, or 24 percent, reflecting higher gross revenues primarily due to higher rates and colder weather. Property taxes increased $0.3 million, or 8 percent, due to an increase in utility plant additions. Payroll taxes increased $0.2 million, or 21 percent, due to wage and salary increases.

Depreciation and Amortization

The Company’s depreciation and amortization expense totaled $13.9 million for the three months ended March 31, 2004, an increase of $0.7 million, or 6 percent, over the same period in 2003. The increased expense reflects additional investments in utility plant that were made to meet continuing customer growth, including the Company’s investment in the portion of the SMPE that was put into service in November 2003.

Other Income (Expense)

Other income was negligible in the first quarter of 2004, compared to $0.6 million of other expense in the first quarter of 2003. The improvement was primarily due to lower interest charges on deferred regulatory account balances ($0.3 million) reflecting lower credit balances in these accounts, and higher gains from Company-owned life insurance ($0.4 million) due to increases during the quarter in the market value of equity-based life insurance investments. Partially offsetting these factors was a decrease in earnings from equity investments ($0.1 million) due to lower income from limited partnership investments held by Financial Corporation.

Interest Charges – net

The Company’s interest charges of $8.9 million for the three months ended March 31, 2004 were relatively unchanged from the same period in 2003. The effect of the increase in the average balance of debt outstanding in 2004 was due to recent capital expenditures offset by lower weighted average interest costs on such borrowings and slightly higher interest credits from the allowance for funds used during construction (see Part II, Item 7., “Results of Operations – Interest Charges – Net,” in the 2003 Form 10-K).

Income Taxes

The effective corporate income tax rate from operations was 36.4 percent for the three-month period ended March 31, 2004, compared to 35.6 percent for the three-month period ended March 31, 2003.

Financial Condition

Capital Structure

The Company’s goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, up to 5 percent preferred stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt and preferred stock redemption requirements and to pay down outstanding commercial paper notes payable (see “Liquidity and Capital Resources,” below, and Notes 3, 5 and 6 in the 2003 Form 10-K).

Liquidity and Capital Resources

At March 31, 2004, the Company had $2.8 million in cash and cash equivalents, compared to $44.3 million at March 31, 2003 and $4.7 million at Dec. 31, 2003. Cash and cash equivalents in the first quarter of 2003 was higher due to the Company’s sale of $40 million in long-term debt. Short-term liquidity is generally provided by cash from operations and from the sale of commercial paper notes, which are supported by commercial bank lines of credit. The Company has available through Sept. 30, 2005, committed lines of credit with four commercial banks (see “Lines of Credit,” below, and Note 6 in the 2003 Form 10-K).

NW Natural’s capital expenditures are primarily related to utility construction resulting from customer growth and system improvements (see “Cash Flows—Investing Activities,” below). In addition, NW Natural has certain contractual commitments under capital leases, operating leases, gas supply purchase contracts and other contracts that require an adequate source of funding. These capital and contractual expenditures are financed through cash from operations and from the issuance of short-term debt, which is periodically refinanced through the sale of long-term debt or equity securities.

In December 2003, the U.S. Department of Transportation’s Office of Pipeline Safety issued a final rule that specifies the detailed requirements for transmission pipeline integrity management programs (IMPs) as mandated by the Pipeline Safety Improvement Act of 2002 (Pipeline Safety Act). NW Natural estimates that its IMP will cost up to $5 million in 2004, and $5 million to $15 million per year beginning in 2005, totaling $50 million to $100 million over the first 10 years of the program ending Dec. 17, 2012.

Off-Balance Sheet Arrangements

Except for certain lease and purchase commitments (see “Contractual Obligations,” below), the Company has no material off-balance sheet financing arrangements.

Contractual Obligations

During the three-month period ended March 31, 2004, the Company entered into additional contracts relating to the construction of the SMPE. The contracts, in the amount of $3.5 million, are in addition to the $22.7 million of contract obligations previously entered into for this project as of Dec. 31, 2003. Other than contracts entered into in the ordinary course of business, there were no material changes to the Company’s contractual obligations during the period. The Company’s contractual obligations are more fully described in Part II, Item 7., “Financial Condition—Liquidity and Capital Resources—Contractual Obligations,” and Note 7 in the 2003 Form 10-K.

On March 12, 2004, NW Natural employees who are members of the Office and Professional Employees International Union (OPEIU), Local 11, AFL-CIO, representing about 75 percent of NW Natural’s employees, approved a Joint Accord labor agreement covering wages, benefits and working conditions. Key elements of the agreement include an average 3.5 percent wage increase, no layoff of any regular union employee who was employed before April 1, 2004 and, effective January 1, 2005, a contribution of $0.25 per compensable hour on behalf of each union employee to the Western States Office and Professional Employees

Pension Fund, which contributions will increase 3 percent each year, up to $0.30 per compensable hour. The new labor agreement will expire on May 31, 2009. The new agreement is not expected to have a material impact on the Company’s financial condition or results of operations.

Commercial Paper

The Company’s primary source of short-term funds is from the sale of commercial paper notes payable. Both NW Natural and Financial Corporation have the ability to sell commercial paper under agency agreements with a commercial bank. NW Natural’s commercial paper outstanding is supported by its committed bank lines of credit (see “Lines of Credit,” below), while Financial Corporation’s commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Note 6 in the 2003 Form 10-K). Financial Corporation had no commercial paper notes outstanding at March 31, 2004 or 2003 or at Dec. 31, 2003. NW Natural had $22.9 million in commercial paper notes outstanding at March 31, 2004, compared to no commercial paper notes outstanding at March 31, 2003 and $85.2 million outstanding at Dec. 31, 2003. Commercial paper balances are typically lower at the end of the first quarter compared to year-end due to collections from higher sales during the winter heating season.

Lines of Credit

NW Natural has lines of credit with four commercial banks totaling $150 million. Half of the credit facility with each bank, totaling $75 million, is committed and available through Sept. 30, 2004, and the other $75 million is committed and available through Sept. 30, 2005. NW Natural has the authority required from the OPUC and the WUTC to draw upon the two-year portions of the credit lines, if needed.

In addition, Financial Corporation has available through Sept. 30, 2004, committed lines of credit with two commercial banks totaling $10 million. Financial Corporation’s lines are supported by the guaranty of NW Natural.

Under the terms of these lines of credit (see Note 6 in the 2003 Form 10-K), NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit, if any, are based on current market rates. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit at March 31, 2004 or 2003, or at Dec. 31, 2003.

NW Natural’s lines of credit require the Company to maintain an indebtedness to total capitalization ratio of 65 percent or less and to maintain a consolidated net worth at least equal to 80 percent of its net worth at Sept. 30, 2003, plus 50 percent of the Company’s net income for each subsequent fiscal quarter. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. NW Natural was in compliance with both of these covenants at March 31, 2004, and at Dec. 31, 2003, and with the equivalent covenants in the prior year’s lines of credit at March 31, 2003.

Optional Redemptions of Long-Term Debt and Redeemable Preferred Stock

In 2003, the Company exercised early redemption provisions applicable to certain of its long-term debt and redeemable preferred stock (see Part II, Item 7, “Financial Condition—Liquidity and Capital Resources—Optional Redemptions of Long-Term Debt and Redeemable Preferred Stock,” in the 2003 Form 10-K). The Company redeemed the long-term debt and the preferred stock with available cash or with the proceeds from sales of commercial paper, and re-financed this long-term debt and preferred stock through the sale of new long-term debt in the fourth quarter of 2003. The Company had no preferred stock outstanding following these redemptions.

Cash Flows

Operating Activities

Cash provided by operating activities was $89.6 million in the three months ended March 31, 2004, compared to $98.4 million in the first three months of 2003. The $8.8 million, or 9 percent, decrease was due to reduced cash flow from working capital sources ($12.7 million), partially offset by an increase in cash from operations before working capital changes ($3.9 million).

The primary factors contributing to the overall decrease in cash flow from operations included:

•	an increase in deferred gas costs receivable in the first quarter of 2004, compared to an increase in deferred gas costs payable in 2003 ($17.4 million);

•	a smaller decrease in inventories of gas, materials and supplies ($12.3 million);

partially offset by:

•	higher net income from operations ($6.2 million); and

•	a larger increase in deferred income taxes and investment tax credits ($13.5 million), due in part to higher tax deductions pursuant to legislation in 2002 and 2003 providing for additional depreciation deductions for property acquired (see Part II, Item 7., “Financial Condition–Cash Flows–Operating Activities,” in the 2003 Form 10-K).

The Company has lease and purchase commitments relating to its operating activities that are financed with cash flows from operations (see “Liquidity and Capital Resources,” above, and Note 12 in the 2003 Form 10-K).

Investing Activities

Cash requirements for investing activities in the first three months of 2004 totaled $23.0 million, down from $24.9 million in the same period of 2003. Cash requirements for utility construction totaled $22.5 million, down $1.1 million from the first three months of 2003. The decrease in cash requirements for utility construction in the first three months of 2004 was primarily the result of slightly lower capital expenditures relating to NW Natural’s SMPE project to extend the pipeline from its Mist gas storage field ($0.9 million) and other special projects to serve new customer load or new service areas ($1.2 million).

Investments in non-utility property during the first three months of 2004 totaled $0.5 million, down from $1.3 million during the first three months of 2003.

The SMPE project has a scheduled completion date in late 2004. NW Natural must obtain easements and rights-of-way for the construction of the pipeline and is using condemnation proceedings to secure some of them.

NW Natural entered into a stipulation with the OPUC in 2001 for an enhanced pipeline safety program that includes an accelerated bare steel replacement program and a geo-hazard safety program. The bare steel replacement program accelerates the replacement of NW Natural’s bare steel piping over 20 years instead of 40 years. The geo-hazard safety program includes the identification, assessment and remediation of risks to piping infrastructure created by landslides, washouts, earthquakes or similar occurrences. The stipulation allowed NW Natural to receive deferred accounting rate treatment commencing Oct. 1, 2002, for costs associated with the bare steel replacement program exceeding $3 million per year and the actual costs associated with the geo-hazard safety program, expected to be approximately $1.5 million annually.

Financing Activities

Cash used in financing activities in the first three months of 2004 totaled $68.6 million, up from $36.5 million in the same period of 2003. Factors contributing to the $32.1 million difference were the issuance of $40 million in MTNs in the first quarter of 2003, partially offset by a smaller decrease in short-term debt in the first three months of 2004 ($7.5 million) compared to the same period in 2003.

In April 2004, the Company issued and sold 1,290,000 shares of its common stock in an underwritten public offering and used the net proceeds of $38.5 million from the offering primarily to fund, in part, NW Natural’s utility construction program and to reduce short-term indebtedness by about $29 million.

In 2000, NW Natural commenced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural’s common stock through a repurchase program that has been extended through May 2005. The purchases are made in the open market or through privately negotiated transactions. No shares were repurchased in 2003 or in the first quarter of 2004. Since the program’s inception the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million. See Part II, Item 2., below.

Ratios of Earnings to Fixed Charges

For the three months and 12 months ended March 31, 2004 and the 12 months ended Dec. 31, 2003, the Company’s ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 6.41, 3.11 and 2.83, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, dividends on all preferred and preference stock, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. A significant part of the business of the Company is of a seasonal nature; therefore, the ratio of earnings to fixed charges for the interim period is not necessarily indicative of the results for a full year.

Contingent Liabilities

Environmental Matters

The Company is subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts. The Company believes, at this time, that appropriate investigation or remediation is being undertaken at all the relevant sites. Based on existing knowledge, the Company does not expect that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations or cash flows. See Note 7 to the accompanying Consolidated Financial Statements and Note 12 in the 2003 Form 10-K.

Forward-Looking Statements

This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company’s expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing state and federal governmental policies and regulatory actions, including those of the OPUC, the WUTC and the U.S. Department of Transportation’s Office of Pipeline Safety, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, the maintenance of pipeline integrity, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws, regulations and policies; (ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand caused by changes in demographic or customer consumption patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) risks relating to dependence on a single pipeline transportation provider for natural gas supply; (vii) risks resulting from uninsured property damage to Company property, intentional or otherwise; (viii) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (ix) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (x) unanticipated changes in operating expenses and capital expenditures; (xi) unanticipated changes in future liabilities relating to employee benefit plans; (xii) capital market conditions, including their effect on pension costs; (xii) competition for new energy development opportunities; (xiv) potential inability to obtain permits, rights of way, easements, leases or other interests or other necessary authority to construct pipelines, develop storage or complete other system expansions; and (xv) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in the 2003 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of the Company have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s reports filed with or furnished to the Securities and Exchange Commission under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Litigation

In November 2001, NW Natural commenced a lawsuit, Northwest Natural Gas Company v. Cascade Resources Corporation and Curry, et. al. (United States District Court for the District of Oregon, Case No. CV 01-1620 HU), alleging that the defendants violated obligations regarding the use and disclosure of confidential information and used such information to solicit and secure underground gas storage leases in areas of interest to the Company (see Part I, Item 3., “Legal Proceedings,” in the 2003 Form 10-K). On March 11, 2004, NW Natural and Enerfin Resources Northwest Limited Partnership (Enerfin) settled their claims in this case. Under the terms of the settlement, the lawsuit was dismissed. Enerfin agreed to pay NW Natural $465,000, and NW Natural agreed to transfer to Enerfin certain oil and gas production rights that were acquired from Cascade Resources in the settlement of the original claims in this case. In addition, NW Natural purchased from Enerfin and its partner certain interests in two reservoirs in the Mist gas field for $1 million. In the settlement, Enerfin also agreed to dismiss its counterclaims against NW Natural in litigation with Longview Fibre Company (Longview Fibre Company v. Enerfin Resources Northwest Limited Partnership and Northwest Natural Gas Company (US District Court – Oregon District)) (see Part I, Item 3., “Legal Proceedings,” in the 2003 Form 10-K).

The Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect disposition of these matters to have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04-01/31/04	5,850	$30.804	—	$26,800,000
02/01/04-02/29/04	—	—	—	—
03/01/04-03/31/04	—	—	—	—

Total	5,850	$30.804	—	$26,800,000

(1)	During the three months ended March 31, 2004, the Company repurchased an aggregate of 5,850 shares of its common stock pursuant its Non-Employee Directors Stock Compensation Plan (NEDSCP), as amended Feb. 26, 2004. The Company purchases shares awarded pursuant to the NEDSCP in the open market at the time of award.
(2)	On May 25, 2000, the Company announced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural’s common stock through a repurchase program that has been extended annually. The purchases are made in the open market or through privately negotiated transactions. Since the program’s inception, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million. On April 22, 2004, NW Natural’s Board of Directors extended the program through May 31, 2005.

Item 5. OTHER INFORMATION

Officer Retirement

On May 7, 2004, the Company announced that its senior vice president and chief financial officer, Bruce R. DeBolt, intends to retire from NW Natural on Oct. 1, 2004 after 24 years of service with the Company. The Company expects that Mr. DeBolt will resign his officer positions effective July 31, 2004.

Director Nominations

There have been no changes to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors since the most recent disclosure regarding such procedures in the Company’s definitive 2004 proxy statement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit (11)	-	Statement re: Computation of Per Share Earnings

Exhibit (12)	-	Computation of Ratio of Earnings to Fixed Charges

Exhibit (31.1)	-	Rule 13a - 14(a)/15d-14(a) Certification of Principal Executive Officer (required by Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit (31.2)	-	Rule 13a - 14(a)/15d-14(a) Certification of Principal Financial Officer (required by Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit (32.1)	-	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (required by Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K

(a)	On January 29, 2004, the Company furnished its Current Report on Form 8-K relating to earnings for the quarter and twelve months ended December 31, 2003 (unaudited);

(b)	On April 2, 2004 the Company filed its Current Report on Form 8-K, filing as an exhibit the Underwriting Agreement, dated March 30, 2004, between the Company and A.G. Edwards & Sons, Inc., Edward D. Jones & Co., L.P., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, relating to the issuance and sale of 1,290,000 shares of the Company’s Common Stock; and

(c)	On April 23, 2004, the Company furnished its Current Report on Form 8-K relating to earnings for the quarter ended March 31, 2004 (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY (Registrant)

Dated: May 7, 2004	/s/ Stephen P. Feltz
Stephen P. Feltz
Principal Accounting Officer
Treasurer and Controller

NORTHWEST NATURAL GAS COMPANY

EXHIBIT INDEX

To

Quarterly Report on Form 10-Q

For Quarter Ended

March 31, 2004

Document	Exhibit Number
Statement re: Computation of Per Share Earnings	(11)

Computation of Ratio of Earnings to Fixed Charges	(12)

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002	(31.1)

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002	(31.2)

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(32.1)