Form 10-Q
period 2004-06-30
NORTHWEST NATURAL GAS CO
filed 2004-08-06
CIK 73020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File No. 1-15973

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

At July 30, 2004, 27,343,860 shares of the registrant’s Common Stock, $3 1/6 par value (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY

For the Quarterly Period Ended June 30, 2004

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands, except per share amounts	2004	2003	2004	2003
Operating revenues:
Gross operating revenues	$109,659	$117,489	$364,109	$324,028
Cost of sales	57,030	58,940	199,446	166,891

Net operating revenues	52,629	58,549	164,663	157,137

Operating expenses:
Operations and maintenance	24,307	23,331	49,817	47,402
Taxes other than income taxes	7,531	7,350	19,984	18,167
Depreciation and amortization	13,913	13,338	27,819	26,504

Total operating expenses	45,751	44,019	97,620	92,073

Income from operations	6,878	14,530	67,043	65,064

Other income	442	1,348	465	764
Interest charges - net of amounts capitalized	8,764	9,126	17,708	18,072

Income (loss) before income taxes	(1,444)	6,752	49,800	47,756
Income tax expense (benefit)	(728)	2,290	17,904	16,890

Net income (loss)	(716)	4,462	31,896	30,866
Redeemable preferred stock dividend requirements	—	147	—	294

Earnings (loss) applicable to common stock	$(716)	$4,315	$31,896	$30,572

Average common shares outstanding:
Basic	27,257	25,682	26,615	25,649
Diluted	27,582	26,041	26,947	26,002

Earnings (loss) per share of common stock:
Basic	$(0.03)	$0.17	$1.20	$1.19
Diluted	$(0.03)	$0.17	$1.19	$1.18

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Earnings Invested in the Business and

Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
Thousands	2004		2003
Earnings invested in the business:
Balance at beginning of period	$170,053		$157,136
Net income	31,896	$31,896	30,866	$30,866
Cash dividends paid:
Redeemable preferred stock	—		(299)
Common stock	(17,306)		(16,144)
Common stock expense	(1,453)		—

Balance at end of period	$183,190		$171,559

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(1,016)		$(3,084)

Comprehensive income		$31,896		$30,866

Balance at end of period	$(1,016)		$(3,084)

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets

Thousands	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)	Dec. 31, 2003
Assets:
Plant and property:
Utility plant	$1,717,296	$1,592,613	$1,659,089
Less accumulated depreciation	491,340	454,261	471,716

Utility plant - net	1,225,956	1,138,352	1,187,373

Non-utility property	26,807	23,008	23,395
Less accumulated depreciation and amortization	5,083	4,631	4,855

Non-utility property - net	21,724	18,377	18,540

Total plant and property	1,247,680	1,156,729	1,205,913

Other investments	15,083	12,833	12,635

Current assets:
Cash and cash equivalents	7,528	24,059	4,706
Accounts receivable	44,755	34,137	53,976
Allowance for uncollectible accounts	(1,886)	(2,315)	(1,763)
Accrued unbilled revenue	11,970	14,579	59,109
Inventories of gas, materials and supplies	48,960	35,405	50,859
Prepayments and other current assets	17,209	21,729	32,661

Total current assets	128,536	127,594	199,548

Regulatory assets:
Income tax asset	64,475	47,975	63,449
Deferred gas costs receivable	9,513	—	—
Unamortized costs on debt redemptions	7,568	6,277	7,803
Other	5,377	6,661	6,020

Total regulatory assets	86,933	60,913	77,272

Other assets:
Investment in life insurance	60,000	57,660	59,710
Fair value of non-trading derivatives	28,285	22,842	23,885
Other	13,915	16,841	12,369

Total other assets	102,200	97,343	95,964

Total assets	$1,580,432	$1,455,412	$1,591,332

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets

Thousands	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)	Dec. 31, 2003
Capitalization and liabilities:
Capitalization:
Common stock	$86,563	$81,467	$82,137
Premium on common stock	295,159	251,129	255,871
Earnings invested in the business	183,190	171,559	170,053
Unearned stock compensation	(892)	(830)	(729)
Accumulated other comprehensive income (loss)	(1,016)	(3,084)	(1,016)

Total common stock equity	563,004	500,241	506,316
Redeemable preferred stock	—	7,500	—
Long-term debt	500,073	450,858	500,319

Total capitalization	1,063,077	958,599	1,006,635

Current liabilities:
Notes payable	4,901	16,600	85,200
Accounts payable	78,679	55,284	86,029
Long-term debt due within one year	—	35,000	—
Taxes accrued	5,837	5,238	8,605
Interest accrued	2,929	2,950	2,998
Other current and accrued liabilities	30,708	29,716	31,589

Total current liabilities	123,054	144,788	214,421

Regulatory liabilities:
Accrued asset removal costs	140,847	130,375	135,638
Customer advances	1,584	1,770	1,564
Deferred gas costs payable	—	13,510	5,627
Unrealized gain on non-trading derivatives	28,285	22,842	23,885

Total regulatory liabilities	170,716	168,497	166,714

Other liabilities:
Deferred income taxes	189,514	144,769	171,797
Deferred investment tax credits	6,341	7,255	6,945
Other	27,730	31,504	24,820

Total other liabilities	223,585	183,528	203,562

Commitments and Contingencies (see Note 7)	—	—	—

Total capitalization and liabilities	$1,580,432	$1,455,412	$1,591,332

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
Thousands	2004	2003
Operating activities:
Net income	$31,896	$30,866
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	27,819	26,504
Deferred income taxes and investment tax credits	17,113	2,468
Undistributed losses (earnings) from equity investments	49	(245)
Allowance for funds used during construction	(581)	(608)
Deferred gas costs - net	(15,140)	2,875
Other	946	(550)

Cash from operations before working capital changes	62,102	61,310
Changes in operating assets and liabilities:
Accounts receivable - net of allowance for uncollectible accounts	9,344	15,114
Accrued unbilled revenue	47,139	29,490
Inventories of gas, materials and supplies	1,899	22,625
Accounts payable	(7,349)	(19,152)
Accrued interest and taxes	1,534	4,145
Prepayments and other current assets	10,918	8,405
Other current and accrued liabilities	(881)	(329)

Cash provided by operating activities	124,706	121,608

Investing activities:
Acquisition and construction of utility plant assets	(62,789)	(55,839)
Investment in non-utility property	(3,412)	(816)
Other investments	(92)	(1,285)

Cash used in investing activities	(66,293)	(57,940)

Financing activities:
Common stock issued	43,468	3,458
Redeemable preferred stock retired	—	(750)
Long-term debt issued	—	40,000
Long-term debt retired	—	(20,000)
Change in short-term debt	(80,300)	(53,202)
Cash dividend payments:
Redeemable preferred stock	—	(299)
Common stock	(17,306)	(16,144)
Common stock expense	(1,453)	—

Cash used in financing activities	(55,591)	(46,937)

Increase in cash and cash equivalents	2,822	16,731
Cash and cash equivalents - beginning of period	4,706	7,328

Cash and cash equivalents - end of period	$7,528	$24,059

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,788	$18,009
Income taxes	$2,500	$9,200

Supplemental disclosure of non-cash financing activities:
Conversion to common stock:
7 1/4 % Series of Convertible Debentures	$246	$87

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Capitalization

Thousands, except share amounts	June 30, 2004 (Unaudited)		June 30, 2003 (Unaudited)		Dec. 31, 2003
Common stock equity:
Common stock - par value $3 1/6 per share	$86,563		$81,467		$82,137
Premium on common stock	295,159		251,129		255,871
Earnings invested in the business	183,190		171,559		170,053
Unearned stock compensation	(892)		(830)		(729)
Accumulated other comprehensive income (loss)	(1,016)		(3,084)		(1,016)

Total common stock equity	563,004	53%	500,241	52%	506,316	50%
Redeemable preferred stock:
$7.125 Series, stated value $100 per share	—	0%	7,500	1%	—	0%
Long-term debt:
Medium-Term Notes
First Mortgage Bonds:
6.340% Series B due 2005	5,000		5,000		5,000
6.380% Series B due 2005	5,000		5,000		5,000
6.450% Series B due 2005	5,000		5,000		5,000
6.050% Series B due 2006	8,000		8,000		8,000
6.310% Series B due 2007	20,000		20,000		20,000
6.800% Series B due 2007	9,500		9,500		9,500
6.500% Series B due 2008	5,000		5,000		5,000
4.110% Series B due 2010	10,000		—		10,000
7.450% Series B due 2010	25,000		25,000		25,000
6.665% Series B due 2011	10,000		10,000		10,000
7.130% Series B due 2012	40,000		40,000		40,000
8.260% Series B due 2014	10,000		10,000		10,000
7.000% Series B due 2017	40,000		40,000		40,000
6.600% Series B due 2018	22,000		22,000		22,000
8.310% Series B due 2019	10,000		10,000		10,000
7.630% Series B due 2019	20,000		20,000		20,000
9.050% Series A due 2021	10,000		10,000		10,000
5.620% Series B due 2023	40,000		—		40,000
7.250% Series B due 2023	—		20,000		—
7.500% Series B due 2023	—		4,000		—
7.520% Series B due 2023	—		11,000		—
7.720% Series B due 2025	20,000		20,000		20,000
6.520% Series B due 2025	10,000		10,000		10,000
7.050% Series B due 2026	20,000		20,000		20,000
7.000% Series B due 2027	20,000		20,000		20,000
6.650% Series B due 2027	20,000		20,000		20,000
6.650% Series B due 2028	10,000		10,000		10,000
7.740% Series B due 2030	20,000		20,000		20,000
7.850% Series B due 2030	10,000		10,000		10,000
5.820% Series B due 2032	30,000		30,000		30,000
5.660% Series B due 2033	40,000		40,000		40,000
Convertible Debentures
7 1/4% Series due 2012	5,573		6,358		5,819

	500,073		485,858		500,319
Less long-term debt due within one year	—		35,000		—

Total long-term debt	500,073	47%	450,858	47%	500,319	50%

Total capitalization	$1,063,077	100%	$958,599	100%	$1,006,635	100%

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Financial Statements

The consolidated financial statements include the accounts of Northwest Natural Gas Company (NW Natural), a regulated utility, and its non-regulated wholly-owned subsidiary businesses, NNG Financial Corporation (Financial Corporation) and Northwest Energy Corporation (Northwest Energy). Together these businesses are referred to as the “Company.”

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

2. New Accounting Standards

Adopted Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised) requires expanded disclosures about pension plans and other postretirement benefit plans in the Company’s consolidated financial statements for annual and interim periods ending on and after Dec. 15, 2003. The Company adopted the annual disclosure requirements with the 2003 Form 10-K (see Part II, Item 8., Note 7 in the 2003 Form 10-K). SFAS No. 132 (revised) does not change the measurement of liabilities or the recognition of expense for pension and other postretirement benefit plans as determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The adoption of this new standard did not have an effect on the Company’s consolidated financial statements.

In December 2003, the FASB revised FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (FIN 46R), to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R provides additional guidance for identification and consolidation of variable interest entities (VIEs), and for financial reporting by enterprises involved with VIEs. The Company adopted the original provisions of FIN 46 during 2003, stating that it did not have significant variable interests in any VIEs. The Company has certain equity investments that are variable interests and some of these entities are potentially VIEs. However, because the Company is not the primary beneficiary of these entities, it is not required to consolidate the VIEs. The Company’s variable interests primarily consist of limited liability interests with investments in alternative energy projects, low income housing and other real estate, which were entered into between the years 1988 and 2000 and have been accounted for under the equity method or cost method (see Part II, Item 8., Note 9, in the 2003 Form 10-K). The Company’s maximum exposure to loss from these investments is $6.8 million at June 30, 2004, an amount that represents the Company’s investment balance or net realizable value. The Company’s investment risk is limited to the investment balance or net realizable value because all such investments are non-recourse to the Company. The adoption of FIN 46R had no material impact on the Company’s financial condition or results of operations.

Recent Accounting Pronouncements

In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides accounting guidance for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP No. FAS 106-2 also requires certain disclosures regarding the effect of a federal subsidy provided by the Act.

The Act, signed into law on Dec. 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is actuarially at least equivalent to Medicare Part D.

FSP No. FAS 106-2 superseded FSP No. FAS 106-1, issued in January 2004, which had permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.

The Company sponsors a postretirement health care benefit plan that provides prescription drug coverage. The Company made an election in the quarter ended March 31, 2004 to defer accounting for the effects of the Act, pursuant to FSP No. FAS 106-1. The Company and its actuary have not determined whether the benefits provided by the plan are actuarially at least equivalent to Medicare Part D under the Act, or estimated the impact of the Act on the Company’s cash flows, accumulated postretirement benefit obligation (APBO) or net periodic postretirement benefit cost. The Company expects to adopt FSP No. FAS 106-2 as of July 1, 2004, and it will continue to work with the actuary during the third quarter of 2004 to determine the effects, if any, the adoption of FSP No. FAS 106-2 will have.

In June 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF No. 03-1).” Application guidance in EITF No. 03-1 should be used to determine when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of such impairment. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures in annual financial statements about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF No. 03-1 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of EITF No. 03-1 is not anticipated to have a material impact on the Company’s financial condition or results of operations.

3. Stock-Based Compensation

NW Natural has stock-based compensation plans including the Long-Term Incentive Plan (LTIP), the Restated Stock Option Plan (Restated SOP), the Employee Stock Purchase Plan (ESPP) and the Non-Employee Directors Stock Compensation Plan (NEDSCP). For a more detailed description of these plans, and accounting for stock-based compensation, see Part II, Item 8., Note 4, in the 2003 Form 10-K. These plans are designed to promote stock ownership in NW Natural by employees and officers, and, in the case of the NEDSCP, non-employee directors.

In February 2004, NW Natural granted LTIP awards covering a new three-year performance period (2004-06). The aggregate target award and maximum award were 35,000 and 70,000 shares, respectively. Following the end of the performance period, actual awards are distributed based on the attainment of certain total shareholder return goals in comparison to a peer group of companies, and other performance goals. During the performance period, the Company will recognize compensation expense and liability for the LTIP awards based on performance levels achieved or expected to be achieved and the estimated market value of the common stock as of the distribution date. At June 30, 2004, no compensation expense or liability was accrued for the new LTIP grant because the amount estimated as earned since the grant date was negligible.

Under the Restated SOP, options on 1,244,700 shares were available for grant and options to purchase 491,944 shares were outstanding as of June 30, 2004. Options granted generally have 10-year terms and vest ratably over a three-year period following the date of grant. During the first six months of 2004, the Company granted 184,800 options to purchase shares at an exercise price of $31.34, equal to the market price of the common stock on the date of grant.

The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” but has continued to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” for its stock-based employee compensation. In accordance with APB No. 25, no compensation expense is recognized for options granted under the Restated SOP or shares issued under the ESPP. If compensation expense for awards under these two plans had been determined based on fair value at the grant dates, net income and earnings per share for the three- and six-month periods ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts shown below:

Pro Forma Effect of Stock-Based Options and ESPP:	Three Months Ended June 30,		Six Months Ended June 30,
Thousands, except per share amounts	2004	2003	2004	2003
Net income (loss) as reported	$(716)	$4,462	$31,896	$30,866
Pro forma stock-based compensation expense determined under the fair value based method - net of tax	(106)	(78)	(206)	(139)
Redeemable preferred stock dividends	—	(147)	—	(294)

Pro forma earnings (loss) applicable to common stock - basic	(822)	4,237	31,690	30,433
Debenture interest less taxes	61	70	123	141

Pro forma earnings (loss) applicable to common stock - diluted	$(761)	$4,307	$31,813	$30,574

Basic earnings (loss) per share
As reported	$(0.03)	$0.17	$1.20	$1.19
Pro forma	$(0.03)	$0.17	$1.19	$1.19
Diluted earnings (loss) per share
As reported	$(0.03)	$0.17	$1.19	$1.18
Pro forma	$(0.03)	$0.17	$1.18	$1.18

For purposes of the pro forma disclosures above, the estimated value of stock options is amortized to expense over the vesting period.

4. Use of Financial Derivatives

NW Natural utilizes derivative instruments to manage commodity prices related to natural gas purchases, foreign currency prices related to gas purchase commitments from Canada and interest rate risks related to long-term debt maturing in less than five years or expected to be issued in future periods. Use of derivatives is permitted only after the commodity price, exchange rate and interest rate exposures have been identified, are determined to exceed acceptable tolerance levels and are considered to be unavoidable because they are necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes and believes that any increase in market risk created by holding derivatives should be offset by the exposures they modify. See Part II, Item 8., Notes 1 and 11, in the 2003 Form 10-K.

At June 30, 2004, NW Natural had the following derivatives outstanding covering its exposures to commodity and foreign currency prices: a series of 21 natural gas price swap contracts, one natural gas call option contract, and 60 foreign currency forward contracts. Each of these contracts was designated as a cash flow hedge. The estimated fair values and the notional amounts of derivative instruments (unrealized gains and losses) outstanding were as follows:

	June 30, 2004		Dec. 31, 2003
Thousands	Fair Value Gain (Loss)	Notional Amount	Fair Value Gain	Notional Amount
Fixed-price natural gas commodity swap contracts	$28,629	$306,014	$23,285	$284,317
Fixed-price natural gas call option contracts	(369)	11,000	366	19,761
Foreign currency forward purchase contracts	25	6,214	234	6,417

Total	$28,285	$323,228	$23,885	$310,495

5. Segment Information

The Company principally operates in a segment of business, “Utility,” consisting of the distribution of natural gas. Another segment, “Gas Storage,” represents natural gas storage services provided to interstate customers and asset optimization services under a contract with an independent energy trading company. The remaining segment, “Other,” primarily consists of non-utility operating activities, non-regulated investments in alternative energy projects in California and a Boeing 737-300 aircraft leased to Continental Airlines.

The following table presents information about the reportable segments for the three- and six- month periods ended June 30, 2004 and 2003. Inter-segment transactions are insignificant.

	Three Months Ended June 30,				Six Months Ended June 30,
Thousands	Utility	Gas Storage	Other	Total	Utility	Gas Storage	Other	Total
2004
Net operating revenues	$50,995	$1,591	$43	$52,629	$161,193	$3,387	$83	$164,663
Depreciation and amortization	13,799	114	—	13,913	27,591	228	—	27,819
Other operating expenses	31,602	163	73	31,838	69,348	368	85	69,801
Income (loss) from operations	5,594	1,314	(30)	6,878	64,254	2,791	(2)	67,043
Income (loss) from financial investments	607	—	332	939	1,425	—	(49)	1,376
Net income (loss)	(1,761)	705	340	(716)	30,119	1,495	282	31,896
Total assets at June 30, 2004	1,544,120	21,647	14,665	1,580,432	1,544,120	21,647	14,665	1,580,432

2003
Net operating revenues	$56,112	$2,387	$50	$58,549	$152,117	$4,931	$89	$157,137
Depreciation and amortization	13,225	113	—	13,338	26,277	227	—	26,504
Other operating expenses	30,489	162	30	30,681	65,172	345	52	65,569
Income from operations	12,398	2,112	20	14,530	60,668	4,359	37	65,064
Income from financial investments	1,064	—	505	1,569	1,509	—	245	1,754
Net income	2,869	1,177	416	4,462	28,028	2,452	386	30,866
Total assets at June 30, 2003	1,416,804	20,495	18,113	1,455,412	1,416,804	20,495	18,113	1,455,412

6. Pension and Other Postretirement Benefits

Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three- and six-month periods ended June 30, 2004 and 2003. See Part II, Item 8., Note 7, in the 2003 Form 10-K for the assumptions used in measuring these benefit costs.

Thousands	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$1,409	$1,215	$132	$114
Interest cost	3,199	3,040	364	334
Expected return on plan assets	(3,309)	(3,062)	—	—
Amortization of transition obligation	—	—	103	103
Amortization of prior service cost	274	283	—	—
Recognized actuarial loss	436	188	118	100

Net periodic benefit cost	$2,009	$1,664	$717	$651

Thousands	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$2,819	$2,431	$264	$288
Interest cost	6,399	6,080	729	668
Expected return on plan assets	(6,619)	(6,124)	—	—
Amortization of transition obligation	—	—	206	206
Amortization of prior service cost	547	566	—	—
Recognized actuarial loss	872	376	237	200

Net periodic benefit cost	$4,018	$3,329	$1,436	$1,362

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

NW Natural previously owned property adjacent to the Gasco site that now is the location of a manufacturing plant owned by Wacker Siltronic Corporation (the Wacker site). See Part II, Item 8., Note 12, in the 2003 Form 10-K. Pursuant to an order from the Oregon Department of Environmental Quality (ODEQ), consultant studies have been conducted to determine the nature and extent of releases of hazardous substances from the Wacker site. Recently the studies indicated some benzene is present in the soil at the Wacker site, and the ODEQ has requested that NW Natural conduct further tests of groundwater and indoor air quality. NW Natural has not determined to what extent additional testing will be required. At June 30, 2004, NW Natural’s estimated liabilities were less than $0.1 million for its costs of further investigation on the Wacker site.

The U.S. Environmental Protection Agency (EPA) has approved the Programmatic Work Plan, Field Sampling Plan and Quality Assurance Project Plan for the Portland Harbor Remedial Investigation/Feasibility Study. NW Natural’s share of the estimated budget to complete the first phase of the work is $1.0 million. The analysis of the data gathered in this phase will determine if more field work is necessary. In addition, on March 1, 2004 the Company received a letter from the EPA requesting that it enter into an Administrative Order on Consent (AOC) providing for early action removal of a body of tar in the river sediments adjacent to the Gasco site. The Company negotiated the form of the AOC with the EPA and it was executed on April 23, 2004. On July 20, 2004, the EPA indicated that it was approving an initial work plan for the early action removal. The Company has estimated the removal cost to be in the range of $1.0 million to $4.6 million, and currently has accrued $1.1 million as its reasonable and probable liability. The Company has also agreed to do additional work on the Gasco site for the ODEQ in conjunction with the EPA early action, and an additional $0.3 million was reserved to complete this study.

NW Natural accrued an additional loss contingency totaling $2.3 million in the first six months of 2004 for the revised estimate of the above-described work and the new estimate of environmental remediation costs. This additional amount results in a reserve balance of $2.1 million for the Portland Harbor site and $1.7 million for the Gasco site at June 30, 2004, representing the estimated amounts required to complete the feasibility study and work plan and the early action removal of the body of tar.

In May 2003, the Public Utility Commission of Oregon (OPUC) approved NW Natural’s request for deferral of environmental costs associated with specific sites, including the Gasco, Wacker, Portland Harbor and Portland Gas sites (see Part II, Item 8., Note 12, in the 2003 Form 10-K). The authorization, which has been extended through April 2005, allows NW Natural to defer and seek recovery of unreimbursed environmental costs in a future general rate case. On a cumulative basis through June 30, 2004, the Company paid out a total of $1.8 million relating to the sites since the effective date of the deferral authorization, which would be proposed for regulatory recovery if it is not recovered from insurance.

Due to the preliminary nature of these environmental investigations, the range of any additional possible loss contingency cannot be currently estimated. NW Natural will first seek to recover the costs of investigation and remediation for which it may be responsible with respect to the Gasco, Wacker, Portland Harbor and Portland Gas sites, if any, from insurance. If these costs are not recovered from insurance, then NW Natural will seek recovery through future rates subject to approval by the OPUC. At June 30, 2004, NW Natural had a $6.1 million receivable representing an estimate of the environmental costs it expects to incur and recover from insurance, consisting of $2.9 million for costs relating to the Gasco site and $3.2 million for costs relating to the Portland Harbor site.

Corps of Engineers Notice of Noncompliance

On July 2, 2004, the U.S. Army Corps of Engineers (Corps) issued to the Company a Notice of Noncompliance for discharges of drilling mud into two streams during drilling operations on the Company’s South Mist Pipeline Extension project. The Corps’ Notice claims that the discharges violated the scope of work in permits for the drilling. The Corps has yet to determine the most appropriate enforcement action to address the alleged violation. Among the enforcement options available are fines, injunctions requiring work cessation and/or restoration, and suspension or modification of permits. The Company has been cooperating with the Corps in its investigation and is working closely with the Corps and other state and federal agencies to minimize impacts from these occurrences. The Company does not expect the final disposition of this matter to have a material impact on its results of operations or financial condition.

Legal Proceedings

On May 28, 2004, a lawsuit was filed against the Company (Kerry Law, Arnold Zuehlke and Kenneth Cooper, on behalf of themselves and all others similarly situated v. Northwest Natural Gas Company U.S. Dist. Ct. D. Or., Case No. CV-04-728-AS), by three individuals alleging violation of the Fair Labor Standards Act for failure to pay overtime. The suit was subsequently amended to include state wage and hour claims. The plaintiffs are or have been independent backhoe operators who performed services for the Company under contract. In the lawsuit, the plaintiffs claim that they, and others similarly situated, should have been considered “employees” of the Company instead of independent contractors. The plaintiffs seek overtime and interest to be proven, liquidated damages equal to the overtime award, civil penalties and attorneys fees and costs. The plaintiffs seek to certify a class in this matter. Although no other claims have been filed, the Company has received a letter from plaintiffs’ counsel indicating that additional claims seeking employee benefits allegedly due to plaintiffs will be filed. The Company intends to vigorously contest the claims.

The Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, the Company does not expect that the ultimate disposition of these matters will have a materially adverse effect on the Company’s financial condition or results of operations.

8. Capital Stock

Common Stock

In April 2004, the Company issued and sold 1,290,000 shares of its common stock in an underwritten public offering and used the net proceeds of $38.5 million from the offering primarily to reduce short-term indebtedness by about $29 million and to fund, in part, NW Natural’s utility construction program.

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management’s assessment of Northwest Natural Gas Company’s financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and six months ended June 30, 2004 and 2003. Unless otherwise indicated, references in the discussion to Notes are to the notes to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K (2003 Form 10-K).

The consolidated financial statements include:

Regulated utility:

Northwest Natural Gas Company (NW Natural)

Non-regulated wholly-owned subsidiaries of NW Natural:

NNG Financial Corporation (Financial Corporation), and its wholly-owned subsidiaries

Northwest Energy Corporation (Northwest Energy), and its wholly-owned subsidiary

Together these businesses are referred to as the Company (see “Results of Operations—Non-utility Operations,” below, and Note 2 in the 2003 Form 10-K).

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

Within the context of the Company’s critical accounting policies and estimates, management is not currently aware of any reasonably likely events or circumstances other than as previously disclosed in the 2003 Form 10-K and the Form 10-Q for the quarterly period ended March 31, 2004 that would result in materially different amounts being reported.

Earnings and Dividends

The Company incurred a loss applicable to common stock of $0.7 million in the quarter ended June 30, 2004, compared to earnings of $4.3 million in the quarter ended June 30, 2003. The loss for the second quarter of 2004 was equivalent to 3 cents a share, compared to earnings of 17 cents a share for the second quarter of 2003.

NW Natural lost $1.8 million or 6 cents a share from gas utility operations in the second quarter of 2004, compared to earnings of $2.9 million or 11 cents a share in the second quarter of 2003. Gas deliveries and utility net operating revenues (margin) were lower in the current quarter in the Company’s temperature-sensitive residential and commercial markets due to significantly warmer weather than last year. See “Results of Operations,” below. The Company earned $0.7 million or 3 cents a share from its non-utility gas storage operations in the second quarter of 2004, compared to earnings of $1.2 million or 5 cents a share in the same period of 2003. The Company’s earnings from its subsidiary and other non-utility operations in the second quarter of 2004 were $0.3 million, less than 1 cent a share, compared to earnings of $0.4 million or 1 cent a share in the second quarter of 2003. See “Non-utility Operations,” below.

For the six months ended June 30, 2004, NW Natural’s earnings applicable to common stock were $31.9 million, or $1.19 a share, compared to earnings of $30.6 million, or $1.18 a share, in the first six months of 2003.

NW Natural earned $30.1 million or $1.12 a share from gas utility operations in the first six months of 2004, compared to $28.0 million or $1.08 a share in the first six months of 2003. Weather conditions in NW Natural’s service territory in the first half of the year were 10 percent warmer than average and 6 percent warmer than last year. The Company earned $1.5 million or 6 cents a share from its non-utility gas storage operations in the first six months of 2004, compared to earnings of $2.5 million or 10 cents a share in the first six months of 2003. The Company also earned $0.3 million or about 1 cent a share from its subsidiary and other non-utility operations in the first six months of 2004, compared to earnings of $0.4 million or about 1 cent a share in the first six months of 2003.

Average diluted shares of common stock outstanding were 6 percent and 4 percent higher in the three-month and six-month periods ended June 30, 2004, respectively, than in the equivalent periods a year earlier, due to the Company’s sale of 1.3 million shares of common stock in a public offering in early April 2004.

Dividends paid on common stock were 32.5 cents and 31.5 cents a share in the three-month periods ended June 30, 2004 and 2003, respectively. In July 2004, the Company’s Board of Directors declared a quarterly dividend of 32.5 cents a share on the common stock, payable August 13, 2004, to shareholders of record on July 30, 2004. The current indicated annual dividend rate is $1.30 a share.

Results of Operations

Regulatory Developments

General Rate Cases

On June 24, 2004, the Washington Utilities and Transportation Commission (WUTC) approved a settlement agreement entered into by the parties to NW Natural’s Washington general rate case filed in November 2003 (see Part II, Item 7., “Results of Operations—Regulatory Matters—General Rate Cases,” in the 2003 Form 10-K). By approving the settlement, the WUTC authorized an initial revenue increase of $3.5 million per year effective July 1, 2004. The initial rate increase does not include costs for a new service center in Vancouver, Washington, the construction of which has been postponed. The initial rate increase also does not include the cost of service relating to NW Natural’s South Mist Pipeline Extension (SMPE) project, which expands the Company’s Mist gas storage system. The settlement does authorize NW

Natural to include the SMPE costs in rates, however, subject to audit, through the annual Washington Purchased Gas Adjustment (PGA) filing to be effective in the fourth quarter of 2004 as long as the SMPE is completed and placed in service by Dec. 1, 2004. NW Natural expects the inclusion of the SMPE costs in Washington rates to result in an additional revenue increase of approximately $0.8 million per year.

In August 2003, the Public Utility Commission of Oregon (OPUC) entered an order covering all of the issues in NW Natural’s general rate case filed in November 2002 (see Part II, Item 7., “Results of Operations—Regulatory Matters—General Rate Cases,” in the 2003 Form 10-K). Pursuant to the order, on Sept. 1, 2003, NW Natural applied rate increases designed to increase margin by approximately $6.2 million per year. Also pursuant to the order, in November 2003, NW Natural commenced deferred revenue treatment for an additional $2.8 million per year when the first 11.7-mile segment of the SMPE went into service. The rate increases and the deferred revenue from the SMPE contributed about $2.5 million of margin in the second quarter of 2004 and $7.2 million of margin in the first six months of 2004, equivalent to 5 cents and 16 cents a share of earnings, respectively. NW Natural expects to raise rates or to implement further deferred revenue treatment reflecting the cost of service associated with the remaining 50 miles of the SMPE when all or portions of that segment are completed and go into service which is expected to occur in the fourth quarter of 2004.

OPUC Investigation

On July 13, 2004, NW Natural filed for approval by the OPUC a stipulation among NW Natural, the OPUC staff and two parties in NW Natural’s 2003 Oregon general rate case. The stipulation provides for the settlement of issues in an investigation initiated by the OPUC in 2003 relating to NW Natural’s transactions or interests in certain properties in the vicinity of the Company’s headquarters building in downtown Portland, and the use of some of these properties for employee parking. The stipulation has the primary effect of reversing cost recovery as of Sept. 1, 2003, for certain properties that should not have been included in rate base in NW Natural’s 2003 Oregon general rate case, and for certain employee parking costs. The OPUC is expected to act on the stipulation in August 2004.

If the stipulation is approved, NW Natural will pay refunds in the amount of $1.3 million to Oregon customers commencing Oct. 1, 2004, in connection with the annual PGA filing to be effective on that date. Approximately $0.3 million of that amount was charged to a reserve in respect of these issues in 2003 and the first quarter of 2004; approximately $0.9 million was recognized as a reduction in other revenues in the second quarter of 2004; and the balance of $0.1 million will be recognized as a reduction in other revenues in the third quarter of 2004. Effective Oct. 1, 2004, NW Natural also will reduce its Oregon revenues by about $0.5 million per year to eliminate these costs from rates on an ongoing basis. NW Natural agreed in the stipulation to undergo an audit in 2005, which is currently expected to focus on ratemaking issues relating to the inclusion of assets in rate base and NW Natural’s relationships with any affiliated interests.

Rate Mechanisms

In July 2004, the OPUC approved applications by NW Natural relating to the accounting treatment and revenue recovery for the Company’s costs of its pipeline integrity management program (IMP) as mandated by the Pipeline Safety Improvement Act of 2002 and rules adopted by the U.S. Department of Transportation’s (DOT) Office of Pipeline Safety (see Part II, Item 7., “Financial Condition—Cash Flows—Investing Activities,” in the 2003 Form 10-K). Under the applications as approved, NW Natural will classify its IMP costs as capital expenditures, accumulate the costs over each 12-month period ending June 30, and recover the costs, subject to audit, through rate changes effective on Oct. 1 of each year commencing Oct. 1, 2004. The accounting and rate treatment for these costs extends through Sept. 30, 2008, and it may be reviewed for potential extension after that date.

On June 14, 2004, the DOT Research and Special Programs Administration (RSPA) issued a final pipeline safety rule that includes a revised definition of natural gas transmission pipelines for use in development of IMPs. The revised definition could have a material impact on the scope and cost of the Company’s IMP. The Company and industry groups have filed comments challenging the RSPA’s authority to change the definition without the opportunity for public comment.

Comparison of Gas Operations

The following tables summarize the composition of gas utility volumes and revenues for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
(Thousands, except customers and degree days)	2004		2003
Utility gas sales and transportation volumes - therms:
Residential and commercial sales	103,415		130,051
Unbilled volumes	(20,454)		(19,593)

Weather-sensitive volumes	82,961	38%	110,458	48%
Industrial firm sales	14,157	6%	11,967	5%
Industrial interruptible sales	22,980	11%	8,303	4%

Total gas sales	120,098	55%	130,728	57%
Transportation deliveries	98,609	45%	98,916	43%

Total volumes sold and delivered	218,707	100%	229,644	100%

Utility operating revenues - dollars:
Residential and commercial sales	$101,597		$110,964
Unbilled revenues	(19,948)		(16,280)

Weather-sensitive revenues	81,649	76%	94,684	82%
Industrial firm sales	9,259	8%	7,019	6%
Industrial interruptible sales	11,061	10%	4,099	4%

Total gas sales	101,969	94%	105,802	92%
Transportation revenues	3,156	3%	5,048	4%
Other revenues	2,886	3%	4,196	4%

Total utility operating revenues	$108,011	100%	$115,046	100%

Cost of gas sold	$57,016		$58,934

Utility net operating revenues (margin)	$50,995		$56,112

Total number of customers (end of period)	582,270		566,955

Actual degree-days	469		730

25-year average degree-days	676		679

	Six Months Ended June 30,
(Thousands, except customers and degree days)	2004		2003
Utility gas sales and transportation volumes - therms:
Residential and commercial sales	377,779		366,374
Unbilled volumes	(52,342)		(36,155)

Weather-sensitive volumes	325,437	54%	330,219	57%
Industrial firm sales	32,667	5%	26,521	5%
Industrial interruptible sales	47,356	8%	11,988	2%

Total gas sales	405,460	67%	368,728	64%
Transportation deliveries	201,567	33%	208,076	36%

Total volumes sold and delivered	607,027	100%	576,804	100%

Utility operating revenues - dollars:
Residential and commercial sales	$354,121		$311,477
Unbilled revenues	(47,482)		(30,220)

Weather-sensitive revenues	306,639	85%	281,257	88%
Industrial firm sales	21,553	6%	15,685	5%
Industrial interruptible sales	23,035	6%	5,943	2%

Total gas sales	351,227	97%	302,885	95%
Transportation revenues	6,451	2%	10,853	3%
Other revenues	2,931	1%	5,247	2%

Total utility operating revenues	$360,609	100%	$318,985	100%

Cost of gas sold	$199,416		$166,868

Utility net operating revenues (margin)	$161,193		$152,117

Actual degree-days	2,276		2,413

25-year average degree-days	2,528		2,536

Residential and Commercial Sales

NW Natural added 15,315 customers since June 30, 2003, for an annual growth rate of 2.7 percent. In the three years ended Dec. 31, 2003, more than 54,000 customers were added to the system, representing an average annual growth rate of 3.5 percent.

Volumes of gas sold to residential and commercial customers in the second quarter of 2004 were 27.5 million therms, or 25 percent, lower than in the second quarter of 2003, reflecting significantly warmer-than-average weather. Related revenues decreased $13.0 million, or 14 percent, due to the lower volumes, partially offset by adjustments due to NW Natural’s weather normalizing mechanism in Oregon (see Part II, Item 7., “Results of Operations—Regulatory Matters—General Rate Cases—Rate Mechanisms,” in the 2003 Form 10-K). The Company’s weather normalizing mechanism contributed $3.4 million of margin in the second quarter of 2004, helping to offset the loss due to the warm weather. This mechanism was not in effect in the second quarter of 2003. The rate increases approved in NW Natural’s Oregon general rate case in late 2003 were applied predominantly to the temperature-sensitive residential and commercial markets whose consumption patterns are seasonal. The resulting revenue increases in these markets will occur to a greater extent in the first and fourth calendar quarters of each year than in the second and third quarters.

Gas sales to residential and commercial customers in the first six months of 2004 were 4.8 million therms, or 1 percent, lower while related revenues increased $25.4 million, or 9 percent, in the first six months of 2004 compared to 2003. The effects on revenues of rate increases during 2003 and continuing customer growth more than offset the effects of decreased volumes due to warmer weather. In addition, the Company’s weather normalizing mechanism contributed $6.1 million of margin in the first six months of 2004. This mechanism was not in effect during the first six months of 2003.

Typically, 80 percent or more of NW Natural’s annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Although variations in temperatures between periods will affect volumes of gas sold to these customers, the effect on margin and net income has been significantly reduced with the implementation of the weather normalizing mechanism in Oregon in November 2003. The mechanism applies to meter readings of participating Oregon customers taken between Nov. 15 and May 15. Approximately 8 percent of NW Natural’s residential and commercial customers are in Washington, where the mechanism is not in effect, and about 8 percent of the eligible Oregon customers elected not to be covered by the mechanism in its first year, so the mechanism does not fully insulate the Company from earnings volatility due to weather. The mechanism covered about half of the Company’s total weather variability in the second quarter. Nevertheless, as discussed above, the mechanism contributed $3.4 million and $6.1 million of margin, equivalent to 7 cents and 14 cents a share of earnings, in the three- and six-month periods ended June 30, 2004, respectively, making up a significant portion of the margin that otherwise would have been lost from the warmer-than-average weather.

Weather conditions, rate changes and customer billing dates from one period to the next affect the balance of unbilled revenues at the end of each period. For the six-month period ended June 30, 2004, the decrease in unbilled revenues was $17.3 million higher than in the same period last year. The amount reported as unbilled revenues primarily reflects changes in the balance of accrued unbilled revenues between June 30 and the prior year-end. The larger decrease in this year’s unbilled revenues was primarily due to higher balances of accrued unbilled revenues at Dec. 31, 2003 ($59.1 million) compared to Dec. 31, 2002 ($44.1 million) and the impact of warmer weather affecting unbilled revenues at June 30, 2004 compared to June 30, 2003.

Industrial Sales and Transportation Revenues

The following table summarizes the delivered volumes and margin in the industrial and electric generation markets for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2004	2003	2004	2003
Delivered volumes - therms:
Industrial sales and transportation	135,746	119,186	281,590	244,918
Electric generation	—	—	—	1,667

Total volumes	135,746	119,186	281,590	246,585

Margin - dollars:
Industrial sales and transportation	$9,514	$9,131	$20,435	$18,877
Electric generation	—	—	—	6

Total margin	$9,514	$9,131	$20,435	$18,883

Total volumes delivered to industrial customers were 17 million therms, or 14 percent, higher in the second quarter of 2004 than in the same period of 2003. Margin from these customers was $0.4 million, or 4 percent, higher in the second quarter of 2004 compared to the same period of 2003.

In the six months ended June 30, 2004, volumes delivered to industrial and electric generation customers were 35 million therms, or 14 percent, higher than in the same period in 2003. Combined margins from these customers were up $1.6 million, or about 8 percent, in the first six months of 2004.

The higher volumes and margin in the industrial market reflect the addition of a large customer, an improving economy, and rate design changes approved in the Oregon general rate case. NW Natural re-designed its industrial rates in Oregon as part of its general rate case in 2003, transferring $4.8 million of annual revenue requirement from industrial rates to residential and commercial rates in order to better reflect relative costs of service and to become more competitive in the industrial market.

Other Revenues

Other revenues include miscellaneous fee income as well as revenue adjustments reflecting deferrals to, or amortizations from, regulatory asset or liability accounts other than deferrals relating to gas costs and non-utility gas storage (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates—Regulatory Accounting,” in the 2003 Form 10-K). Other revenues contributed $2.9 million to utility operating revenues in the second quarter of 2004, compared to $4.2 million in the second quarter of 2003. The $1.3 million decrease in the first quarter of 2004 was primarily due to a change ($2.1 million) in the direction of revenue deferrals (from recovery to refund) under NW Natural’s decoupling mechanism in Oregon (see Part II, Item 7., “Results of Operations—Regulatory Matters—Rate Mechanisms,” in the 2003 Form 10-K). Revenue deferrals for the recovery of costs relating to the first segment of the SMPE (see “Regulatory Developments—General Rate Cases,” above) and higher amortizations of interstate gas storage credits were partially offset by amortizations from the decoupling mechanism and by higher amounts of amortizations relating to conservation programs and Year 2000 technology costs.

Other revenues contributed $2.9 million to utility operating revenues in the first six months of 2004, compared to $5.3 million in the first six months of 2003. The $2.4 million decrease was primarily related to amortizations from the decoupling mechanism and by higher amounts of amortizations relating to conservation programs and Year 2000 technology costs.

The following table summarizes other revenues by primary category for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2004	2003	2004	2003
Revenue adjustments:
Current deferrals:
Decoupling	$(1,208)	$894	$(203)	$1,428
SMPE	179	—	1,280	—
OPUC investigation	(840)	—	(958)	—
Other	—	(191)	—	(114)
Current amortizations:
Interstate gas storage credits	5,324	3,057	5,324	3,057
Decoupling	(581)	—	(2,135)	—
Conservation programs	(563)	(515)	(1,953)	(1,421)
Year 2000 technology costs	(302)	(277)	(874)	(473)
Other	75	141	267	396

Net revenue adjustments	2,084	3,109	748	2,873

Miscellaneous revenues:
Customer fees	694	987	1,908	2,085
Other	108	100	275	289

Total miscellaneous revenues	802	1,087	2,183	2,374

Total other revenues	$2,886	$4,196	$2,931	$5,247

Cost of Gas Sold

Natural gas commodity prices have fluctuated dramatically in recent years (see Part II, Item 7., “Results of Operations—Comparison of Gas Operations—Cost of Gas Sold,” in the 2003 Form 10-K). During the second quarter and first six months of 2004, the cost per therm of gas sold was 5 percent and 9 percent, higher, respectively, than in the comparable 2003 periods, primarily due to higher natural gas commodity prices. The cost per therm of gas sold includes current gas purchases, gas withdrawn from storage inventory, gains or losses from commodity hedges, margin from off-system gas sales, demand cost balancing adjustments (demand equalization), regulatory deferrals and company use.

NW Natural uses a natural gas commodity-price hedge program under the terms of its Derivatives Policy to help manage its variable price gas commodity contracts (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities,” in the 2003 Form 10-K). NW Natural recorded net hedging gains of $9 million and $18 million from this program during the three- and six-month periods ended June 30, 2004, respectively, compared to net hedging gains of $8 million and $31 million in the same periods of 2003. Hedging gains and losses relating to gas commodity purchases are included in cost of gas and factored into NW Natural’s annual PGA rate changes, and therefore have no material impact on net income.

Under NW Natural’s PGA tariff in Oregon, net income from Oregon operations is affected within defined limits by changes in purchased gas costs (see Part II, Item 7., “Results of Operations—Comparison of Gas Operations,” in the 2003 Form 10-K). NW Natural’s gas costs in the second quarter of 2004 were slightly lower than the costs embedded in rates, with the effect that NW Natural’s share of the lower costs increased margin by $0.2 million, equivalent to earnings of less than 1 cent a share. For the second quarter of 2003, NW Natural’s gas costs were slightly higher than the gas costs embedded in rates, with the effect that NW Natural’s share of the higher costs decreased margin by $0.3 million, equivalent to a loss of about 1 cent a share. In the first six months of 2004, NW Natural’s gas costs were slightly lower than the gas costs embedded in rates, despite rising gas prices in the spot market. NW Natural’s share of these savings contributed $0.4 million of margin, equivalent to 1 cent a share of earnings. The equivalent result in the first half of 2003 was net savings of $0.3 million, also equivalent to 1 cent a share of earnings.

NW Natural is able to use gas supplies that are under contract but are not required for delivery to core market (residential, commercial and industrial firm) customers to make off-system sales. Under the PGA tariff in Oregon, NW Natural retains 33 percent of the margins realized from its off-system gas sales and records the remaining 67 percent as a deferred regulatory asset or liability for recovery from or refund to customers in future rates. NW Natural’s share of margin from off-system gas sales in the second quarter of 2004 was $0.2 million, equivalent to earnings of less than 1 cent a share, compared to $0.6 million, or 2 cents a share of earnings, for the same period in 2003. In the first six months of 2004, NW Natural’s share of margin from off-system gas sales contributed $0.2 million of margin, equivalent to earnings of less than 1 cent a share, compared to $4.6 million, or 10 cents a share of earnings, for the same period in 2003.

Non-utility Operations

At June 30, 2004 and 2003, the Company’s non-utility operations consisted primarily of gas storage operations and two wholly-owned subsidiaries, Financial Corporation and Northwest Energy. Northwest Energy was inactive during the first six months of 2003 and 2004.

Gas Storage

NW Natural realized net income from its non-utility gas storage business segment (see Part II, Item 7., “Results of Operations—Non-utility Operations—Gas Storage,” in the 2003 Form 10-K), after regulatory sharing and income taxes, of $0.7 million or 3 cents a share in the three months ended June 30, 2004, compared to $1.2 million or 5 cents a share in the three months ended June 30, 2003. For the first six months of 2004, operating results were net income of $1.5 million or 6 cents a share compared to net income of $2.5 million or 10 cents a share for the comparable period in 2003. Earnings from this business segment were lower in the three- and six-month periods of 2004 than in comparable periods of 2003, primarily due to a lower contribution from a contract with an independent trading company that optimizes the use of NW Natural’s assets by trading temporarily unused portions of its upstream pipeline transportation capacity and gas storage capacity. The lower contribution was primarily due to a change in market conditions where gas price differentials were less volatile in 2004 compared to 2003.

Financial Corporation

Financial Corporation’s results for the three months ended June 30, 2004 were net earnings of about $0.3 million, compared to net earnings of about $0.4 million for the same period in 2003. For the first six months of 2004, results were net earnings of about $0.1 million, compared to net earnings of about $0.4 million for the same period in 2003. The net earnings in both the three- and six-month periods were equivalent to less than 1 cent a share. The lower net income in the current three- and six-month month periods was primarily due to lower income from investments in limited partnerships in wind and solar electric generation projects in California. These investments generate the majority of their operating revenues during the third quarter; therefore, results for the first six months of the year are not necessarily indicative of the results for a full year. The Company’s investment balances in Financial Corporation at June 30, 2004 and 2003 were $5.7 million and $9.4 million, respectively. The reduced investment in Financial Corporation at June 30, 2004 was primarily due to a $4.2 million cash dividend that Financial Corporation paid to NW Natural in the fourth quarter of 2003.

Operating Expenses

Operations and Maintenance

Operations and maintenance expenses in the second quarter of 2004 were $24.3 million, 4 percent higher than in the second quarter of 2003. The $1.0 million increase was primarily due to higher payroll and payroll-related expenses resulting from employee additions, pay increases and higher benefit costs ($0.7 million), an increase in uncollectible accounts expense ($0.3 million), and higher administrative expenses associated with compliance activities relating to the Sarbanes-Oxley Act of 2002 ($0.3 million).

Operations and maintenance expenses in the first six months of 2004 were $49.8 million, 5 percent higher than in the first six months of 2003. The $2.4 million increase was primarily due to higher payroll and payroll-related expenses resulting from employee additions, pay increases and higher benefit costs ($1.4 million), an increase in uncollectible accounts expense ($0.4 million), higher costs for gas technology research ($0.4 million), and higher administrative expenses associated with compliance activities relating to the Sarbanes-Oxley Act of 2002 ($0.5 million).

Taxes Other than Income Taxes

Taxes other than income taxes, which are principally comprised of franchise, property and payroll taxes, increased $0.2 million, or 2 percent, and $1.8 million, or 10 percent, in the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003. For the three- and six-month periods ended June 30, 2004, property taxes increased $0.2 million and $0.5 million, respectively, due to utility plant additions. Payroll taxes increased $0.2 million and $0.3 million, respectively, due to wage and salary increases. For the three-month period ended June 30, 2004, franchise taxes, which are based on gross revenues, decreased $0.2 million, reflecting lower gross revenues primarily due to warmer weather. For the six-month period ended June 30, 2004, franchise taxes increased $1.0 million, or 13 percent, reflecting higher gross revenues primarily due to higher rates.

Depreciation and Amortization

The Company’s depreciation and amortization expense increased $0.6 million, or 4 percent, and $1.3 million, or 5 percent, in the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The increased expense reflects additional investments in utility plant that were made to meet continuing customer growth, including the Company’s investment in the portion of the SMPE that was put into service in November 2003 (see “Results of Operations—Regulatory Developments—General Rate Cases,” above and, “Financial Condition—Cash Flows—Investing Activities,” below).

Other Income

The following table summarizes other income by primary components for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2004	2003	2004	2003
Other income (expense):
Gains from Company-owned life insurance	$607	$1,064	$1,425	$1,509
Allowance for funds used during construction - equity	122	208	189	250
Interest income	104	455	117	508
Other non-operating expense	(571)	(510)	(934)	(958)
Interest charges on deferred regulatory account balances	(152)	(374)	(283)	(790)
Earnings (loss) from equity investments of Financial Corporation	332	505	(49)	245

Total other income	$442	$1,348	$465	$764

Other income decreased $0.9 million, or 67 percent, and $0.3 million, or 39 percent, in the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The decrease in the three-month period ended June 30, 2004 was primarily due to lower gains from Company-

owned life insurance ($0.5 million) due to decreases during the quarter in the market value of equity-based life insurance investments and lower interest income on short-term investments ($0.4 million). The decrease in the six-month period ended June 30, 2004 was primarily due to lower interest income on short-term investments ($0.4 million) and lower earnings from equity investments of Financial Corporation ($0.3 million), partially offset by lower interest charges on deferred regulatory account balances ($0.5 million) reflecting lower credit balances in these accounts.

Interest Charges – net of amounts capitalized

The Company’s net interest expense decreased by $0.4 million, or 4 percent, and $0.4 million, or 2 percent, in the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The effect of the increase in the average balance of debt outstanding in 2004 was more than offset by lower weighted average interest costs on such borrowings and slightly higher interest credits from the debt component of the allowance for funds used during construction (see Part II, Item 7., “Results of Operations—Interest Charges—Net,” in the 2003 Form 10-K).

Income Taxes

The effective corporate income tax rate was 35.9 percent for the six-month period ended June 30, 2004, compared to 35.4 percent for the six-month period ended June 30, 2003.

Financial Condition

Capital Structure

The Company’s goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, up to 5 percent preferred stock and 45 to 50 percent short-term and long-term debt. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt redemption requirements and to pay down outstanding commercial paper notes payable (see “Liquidity and Capital Resources” and “Cash Flows—Financing Activities,” below, and Notes 3, 5 and 6 in the 2003 Form 10-K).

Liquidity and Capital Resources

At June 30, 2004, the Company had $7.5 million in cash and cash equivalents, compared to $24.1 million at June 30, 2003 and $4.7 million at Dec. 31, 2003. Cash and cash equivalents at June 30, 2003 was higher due to the Company’s remaining balance of proceeds from the sale of $40 million in long-term debt in the first quarter of 2003. Short-term liquidity is generally provided by cash from operations and from the sale of commercial paper notes, which are supported by commercial bank lines of credit. The Company has available through Sept. 30, 2005, committed lines of credit with four commercial banks (see “Lines of Credit,” below, and Note 6 in the 2003 Form 10-K).

Accounts receivable at June 30, 2004 were $44.8 million, up $10.6 million or 31 percent from June 30, 2003, due to a combination of higher rates and a higher amount of residential account balances representing customers on time payment plans. The allowance for uncollectible accounts at June 30, 2004 was $1.9 million, $0.4 million or 19 percent lower than a year earlier, primarily due to lower reserve requirements for industrial accounts. A high percentage of the residential customers on time payment plans were current in their payments on those plans as of June 30, 2004, so NW Natural believes the amounts accrued for these customers in the allowance for uncollectible accounts is reasonable.

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

In December 2003, the DOT’s Office of Pipeline Safety issued a final rule that specifies the detailed requirements for transmission pipeline IMPs as mandated by the Pipeline Safety Improvement Act of 2002 (Pipeline Safety Act). NW Natural estimates that its IMP will cost up to $5 million in 2004, and $5 million to $15 million per year beginning in 2005, totaling $50 million to $100 million over the first 10 years of the program ending Dec. 17, 2012. On June 14, 2004, the DOT’s RSPA issued a final pipeline safety rule that includes a revised definition of natural gas transmission pipelines for use in development of IMPs. The revised definition could potentially materially impact the scope and cost of the Company’s IMP. The Company and industry groups have filed comments challenging the RSPA’s authority to change the definition without opportunity for public comment.

Off-Balance Sheet Arrangements

Except for certain lease and purchase commitments (see “Contractual Obligations,” below), the Company has no material off-balance sheet financing arrangements.

Contractual Obligations

During the six-month period ended June 30, 2004, the Company entered into additional contracts with the primary contractor for the construction of the SMPE, which incorporated any remaining obligations to this contractor under contracts previously entered into for the project. As of June 30, 2004, there were $20.3 million of open contract commitments to this contractor. Other than contracts entered into in the ordinary course of business, there were no other material changes to the Company’s contractual obligations during the period. The Company’s contractual obligations are more fully described in Part II, Item 7., “Financial Condition—Liquidity and Capital Resources—Contractual Obligations,” and Note 7 in the 2003 Form 10-K.

Commercial Paper

The Company’s primary source of short-term funds is from the sale of commercial paper notes payable. Both NW Natural and Financial Corporation have the ability to sell commercial paper under agency agreements with a commercial bank. NW Natural’s commercial paper outstanding is supported by its committed bank lines of credit (see “Lines of Credit,” below), while Financial Corporation’s commercial paper is supported by committed bank lines of credit and the guaranty of NW Natural (see Note 6 in the 2003 Form 10-K). NW Natural had $4.9 million in commercial paper notes outstanding at June 30, 2004, compared to $16.6 million outstanding at June 30, 2003 and $85.2 million outstanding at Dec. 31, 2003. Financial Corporation had no commercial paper notes outstanding at June 30, 2004 or 2003 or at Dec. 31, 2003.

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

Under the terms of these lines of credit (see Note 6 in the 2003 Form 10-K), NW Natural and Financial Corporation pay commitment fees but are not required to maintain compensating bank balances. The interest rates on borrowings under these lines of credit, if any, are based on current market rates. There were no outstanding balances on either the NW Natural or Financial Corporation lines of credit at June 30, 2004 or 2003, or at Dec. 31, 2003.

NW Natural’s lines of credit require the Company to maintain an indebtedness to total capitalization ratio of 65 percent or less and to maintain a consolidated net worth at least equal to 80 percent of its net worth at Sept. 30, 2003, plus 50 percent of the Company’s net income for each subsequent fiscal quarter. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. NW Natural was in compliance with both of these covenants at June 30, 2004 and at Dec. 31, 2003, and with the equivalent covenants in the prior year’s lines of credit at June 30, 2003.

Cash Flows

Operating Activities

Cash provided by operating activities was $124.7 million in the six months ended June 30, 2004, compared to $121.6 million in the first six months of 2003. The $3.1 million, or 3 percent, increase was due to increased cash flow from working capital sources ($2.3 million), combined with an increase in cash from operations before working capital changes ($0.8 million).

The primary factors contributing to the overall increase in cash flow from operations included:

•	a larger decrease in accrued unbilled revenue ($17.6 million), primarily due to a higher starting balance of unbilled revenue at Dec. 31, 2003 caused by colder weather during December 2003;

•	a larger increase in deferred income taxes and investment tax credits ($14.6 million), due in part to higher tax deductions pursuant to legislation in 2002 and 2003 providing for additional depreciation deductions for property acquired (see Part II, Item 7., “Financial Condition—Cash Flows—Operating Activities,” in the 2003 Form 10-K);

•	a smaller increase in accounts payable ($11.8 million); and

•	higher net income ($1.0 million);

partially offset by:

•	a smaller decrease in inventories of gas, materials and supplies ($20.7 million); and

•	an increase in deferred gas costs receivable in the first six months of 2004, compared to an increase in deferred gas costs payable in 2003 ($18.0 million), reflecting different patterns of activity between the two periods with respect to purchased gas cost savings and off-system gas sales under NW Natural’s PGA tariff (see “Results of Operations—Comparison of Gas Operations—Cost of Gas Sold,” above).

The Company has lease and purchase commitments relating to its operating activities that are financed with cash flows from operations (see “Liquidity and Capital Resources,” above, and Note 12 in the 2003 Form 10-K).

Investing Activities

Cash requirements for investing activities in the first six months of 2004 totaled $66.3 million, up from $57.9 million in the same period of 2003. Cash requirements for utility construction totaled $62.8 million, up $7.0 million from the first six months of 2003. The increase in cash requirements for utility construction in the first six months of 2004 was primarily the result of higher capital expenditures relating to NW Natural’s SMPE project to extend the pipeline from its Mist gas storage field ($8.9 million), partially offset by a decrease in capital expenditures for special projects to serve new customer load or new service areas ($3.4 million).

Investments in non-utility property during the first six months of 2004 totaled $3.4 million, up from $0.8 million during the first six months of 2003. The higher investments in 2004 were primarily for certain improvements to the Company’s gas pipeline system that were related to interstate gas storage services.

The SMPE project is expected to be completed in the fourth quarter of 2004, assuming work on the pipeline continues without interruption (see Item 2. “Results of Operations—Regulatory Developments—Corps of Engineers Notice of Noncompliance,” above). NW Natural obtained easements and rights-of-way for the construction of the pipeline and has used condemnation proceedings, some of which remain pending as to valuation, to secure some of them.

Financing Activities

Cash used in financing activities in the first six months of 2004 totaled $55.6 million, compared to $46.9 million in the same period of 2003. Factors contributing to the $8.7 million difference were a larger reduction in short-term debt in the first six months of 2004 ($80.3 million), as compared to the first six months of 2003 ($53.2 million), and $20 million in long-term debt retired in the first six months of 2003, partially offset by the Company’s sale of $40 million in long-term debt in the first quarter of 2003.

In April 2004, the Company issued and sold 1,290,000 shares of its common stock in an underwritten public offering, and used the net proceeds of $38.5 million from the offering to reduce short-term indebtedness by about $29 million and to fund, in part, NW Natural’s utility construction program. The offering of common stock was pursuant to the Company’s universal shelf registration statement for the registration of $200 million of securities, which was effective in February 2004 (see Part II, Item 7., “Financial Condition—Liquidity and Capital Resources,” in the 2003 Form 10-K). After the common stock offering, there was a balance of approximately $160 million remaining under the shelf registration statement for the Company to issue additional securities, which may include First Mortgage Bonds, unsecured debt, preferred stock or common stock.

Ratios of Earnings to Fixed Charges

For the six months and 12 months ended June 30, 2004 and the 12 months ended Dec. 31, 2003, the Company’s ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.50, 2.86 and 2.84, respectively. A significant part of the business of the Company is of a seasonal nature; therefore, the ratio of earnings to fixed charges for the interim period is not necessarily indicative of the results for a full year.

For the purpose of calculating these ratios, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, dividends on all preferred and preference stock, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. For the 12 months ended Dec. 31, 2003 and June 30, 2004, other interest includes dividends on redeemable preferred stock, which have been reclassified as interest expense beginning July 1, 2003 upon adoption of SFAS No. 150. Calculated on the same basis, the ratios of earnings to fixed charges for the years ended Dec. 31, 1999, 2000, 2001, 2002 and 2003, and for the 12 months ended March 31, 2004, were 3.12, 3.14, 3.14, 2.85, 2.84 and 3.12.

Contingent Liabilities

Environmental Matters

The Company is subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts. The Company believes that appropriate investigation or remediation is being undertaken at all the relevant sites. Based on existing knowledge, the Company does not expect that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations or cash flows. See Note 7 to the accompanying Consolidated Financial Statements and Note 12 in the 2003 Form 10-K.

Legal Proceedings

The Company’s current legal proceedings are described in Part I, Item 1., Note 7, “Commitments and Contingencies—Legal Proceedings,” above.

Forward-Looking Statements

This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company’s expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements: (i) prevailing state and federal governmental policies and regulatory actions, including those of the OPUC, the WUTC and the U.S. Department of Transportation’s Office of Pipeline Safety, with respect to allowed rates of return, industry and rate structure, purchased gas and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, the maintenance of pipeline integrity, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws, regulations and policies; (ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand caused by changes in demographic or customer consumption patterns; (iv) competition for retail and wholesale customers; (v) pricing of natural gas relative to other energy sources; (vi) risks relating to dependence on a single pipeline transportation provider for natural gas supply; (vii) risks resulting from uninsured property damage to Company property, intentional or otherwise; (viii) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (ix) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (x) unanticipated changes in operating expenses and capital expenditures; (xi) unanticipated changes in future liabilities relating to employee benefit plans; (xii) capital market conditions, including their effect on pension costs; (xiii) competition for new energy development opportunities; (xiv) potential inability to obtain permits, rights of way, easements, leases or other interests or other necessary authority to construct pipelines, develop storage or complete other system expansions; and (xv) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures associated with activities involving derivative financial instruments and other financial instruments are natural gas commodity price risk, foreign currency exchange risk and interest rate risk (see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in the 2003 Form 10-K).

With respect to natural gas commodity price risk, NW Natural uses commodity swap and call option contracts to convert certain natural gas purchase contracts from floating prices to fixed prices, following guidelines set forth in its Derivatives Policy (see Note 1 and Note 11 in the 2003 Form 10-K). In the second quarter of 2004, NW Natural entered into natural gas commodity swap contracts extending for up to three years through October 2007, within constraints that limit the portion of estimated gas purchases in the second and third years that can be hedged this far in advance. The two-year and three-year price swaps are expected to have the effect of reducing NW Natural’s cost for the quantity of gas covered by these swap contracts for the first year of the contracts, compared to prices that otherwise would have applied, but they carry the risk that the cost for this quantity of gas in the second or third years of the swap contracts might be higher than otherwise would have applied. NW Natural expects its costs of gas, including its cost net of hedging gains or losses from gas purchases covered by multi-year commodity swap contracts, to continue being included in cost of gas and factored into NW Natural’s annual PGA rate adjustments (see Part II, Item 7., “Results of Operations—Comparison of Gas Operations—Cost of Gas Sold,” in the 2003 Form 10-K).

There have been no other material changes to the information relating to market risk provided in the 2003 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of the Company have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s reports filed with or furnished to the Securities and Exchange Commission under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Litigation

The Company’s current legal proceedings are described in Part I, Item 1., Note 7, “Commitments and Contingencies—Legal Proceedings,” above.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance forward				$26,800,000
04/01/04-04/30/04	—	—	—	—

05/01/04-05/31/04	—	—	—	—

06/01/04-06/30/04	3,140	$29.19	—	—

Total	3,140	$29.19	—	$26,800,000

(1)	During the three months ended June 30, 2004, the Company repurchased an aggregate of 3,140 shares of its common stock pursuant to its Non-Employee Directors Stock Compensation Plan (NEDSCP), as amended Feb. 26, 2004. The Company purchases shares awarded pursuant to the NEDSCP in the open market at the time of award.
(2)	On May 25, 2000, the Company announced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural’s common stock pursuant to a repurchase program that has been extended annually. The purchases are made in the open market or through privately negotiated transactions. Since the program’s inception, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million. On April 22, 2004, NW Natural’s Board of Directors extended the program through May 31, 2005.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NW Natural’s Annual Meeting of Shareholders was held in Portland, Oregon on May 27, 2004. At the meeting, three director-nominees were elected, as follows:

Director	Class	Term Expiring	Votes For	Votes Withheld
Tod R. Hamachek	II	2007	23,174,520	564,944

Melody C. Teppola	II	2007	22,912,827	826,637

Russell F. Tromley	II	2007	23,186,844	552,620

The other seven directors whose terms of office as directors continued after the Annual Meeting are: Timothy P. Boyle, John D. Carter, Mark S. Dodson, C. Scott Gibson, Randall C. Papé, Richard G. Reiten and Richard L. Woolworth. In accordance with the Company’s Bylaws, Robert L. Ridgley retired as a director at the conclusion of the meeting. There were no broker non-votes on the election of directors.

No other matters were voted upon at the meeting.

Item 5. OTHER INFORMATION

Officer Retirement

On May 7, 2004, the Company announced that its senior vice president and chief financial officer, Bruce R. DeBolt, intends to retire from NW Natural on Oct. 1, 2004 after 24 years of service with the Company. The Company expects that Mr. DeBolt will resign his officer positions effective Aug. 10, 2004.

Director Election

Effective May 27, 2004, the Board of Directors elected Martha (Stormy) Byorum as a Class III director to serve until the 2005 Annual Meeting of Shareholders, at which time her name will be submitted to shareholders for election. The Board appointed Ms. Byorum to serve on the Board’s Finance Committee. Ms. Byorum, 55, is the Chief Executive Officer of Cori Investment Advisors, LLC, a private equity advisory and investment banking firm. She is a former senior executive with Citibank, where she was the bank’s senior energy and oil analyst among other roles during her 24 years with the bank. The Board has determined that Ms. Byorum meets the independence criteria of NW Natural’s Director Independence Standards and is an independent director under current New York Stock Exchange listing standards.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index attached hereto.

(b)	Reports on Form 8-K

(1)	On April 2, 2004 the Company filed its Current Report on Form 8-K, filing as an exhibit the Underwriting Agreement, dated March 30, 2004, between the Company and A.G. Edwards & Sons, Inc., Edward D. Jones & Co., L.P., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, relating to the issuance and sale of 1,290,000 shares of the Company’s Common Stock;

(2)	On April 23, 2004, the Company furnished its Current Report on Form 8-K relating to earnings for the quarter ended March 31, 2004 (unaudited);

(3)	On July 14, 2004, the Company filed its Current Report on Form 8-K relating to certain regulatory developments and the election of Martha (Stormy) Byorum as a director; and

(4)	On July 23, 2004, the Company furnished its Current Report on Form 8-K relating to earnings for the quarter ended June 30, 2004 (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated: August 5, 2004	/s/ Stephen P. Feltz
Stephen P. Feltz
Principal Accounting Officer
Treasurer and Controller

NORTHWEST NATURAL GAS COMPANY

EXHIBIT INDEX

To

Quarterly Report on Form 10-Q

For Quarter Ended

June 30, 2004

Document	Exhibit Number

Bylaws as amended July 22, 2004	(3)

Retirement Agreement and Mutual Release of All Claims dated June 25, 2004 entered into between the Company and Bruce R. DeBolt, Senior Vice President and CFO of the Company	(10)

Statement re: Computation of Per Share Earnings	(11)

Computation of Ratio of Earnings to Fixed Charges	(12)

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002	(31.1)

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002	(31.2)

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(32.1)