Form 10-Q
period 2004-09-30
NORTHWEST NATURAL GAS CO
filed 2004-11-08
CIK 73020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At November 5, 2004, 27,422,949 shares of the registrant’s Common Stock, $3 1/6 par value (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY

For the Quarterly Period Ended September 30, 2004

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Thousands, except per share amounts	2004	2003	2004	2003
Operating revenues:
Gross operating revenues	$81,441	$69,481	$445,550	$393,509
Cost of sales	41,958	30,016	241,404	196,907

Net operating revenues	39,483	39,465	204,146	196,602

Operating expenses:
Operations and maintenance	24,507	22,801	74,324	70,203
Taxes other than income taxes	7,268	6,719	27,252	24,886
Depreciation and amortization	14,212	13,556	42,031	40,060

Total operating expenses	45,987	43,076	143,607	135,149

Income (loss) from operations	(6,504)	(3,611)	60,539	61,453

Other income	1,644	771	2,109	1,535
Interest charges - net of amounts capitalized	8,774	8,426	26,482	26,498

Income (loss) before income taxes	(13,634)	(11,266)	36,166	36,490
Income tax expense (benefit)	(5,349)	(4,720)	12,555	12,170

Net income (loss)	(8,285)	(6,546)	23,611	24,320
Redeemable preferred stock dividend requirements	—	—	—	294

Earnings (loss) applicable to common stock	$(8,285)	$(6,546)	$23,611	$24,026

Average common shares outstanding:
Basic	27,373	25,777	26,868	25,692
Diluted	27,688	26,136	27,187	26,036

Earnings (loss) per share of common stock:
Basic	$(0.30)	$(0.25)	$0.88	$0.94
Diluted	$(0.30)	$(0.25)	$0.88	$0.93

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Earnings Invested in the Business and

Comprehensive Income

(Unaudited)

	Nine Months Ended Sept. 30,
Thousands	2004		2003
Earnings invested in the business:
Balance at beginning of period	$170,053		$157,136
Net income	23,611	$23,611	24,320	$24,320
Cash dividends paid:
Redeemable preferred stock	—		(303)
Common stock	(26,193)		(24,251)
Common stock expense	(1,527)		—
Restricted stock forfeiture	(51)		—

Balance at end of period	$165,893		$156,902

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(1,016)		$(3,084)

Comprehensive income		$23,611		$24,320

Balance at end of period	$(1,016)		$(3,084)

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets

Thousands	Sept. 30, 2004 (Unaudited)	Sept. 30, 2003 (Unaudited)	Dec. 31, 2003
Assets:
Plant and property:
Utility plant	$1,765,461	$1,623,711	$1,657,589
Less accumulated depreciation	498,286	459,207	471,716

Utility plant - net	1,267,175	1,164,504	1,185,873

Non-utility property	27,151	22,915	23,395
Less accumulated depreciation and amortization	5,118	4,741	4,855

Non-utility property - net	22,033	18,174	18,540

Total plant and property	1,289,208	1,182,678	1,204,413

Other investments	16,026	14,675	14,135

Current assets:
Cash and cash equivalents	4,064	6,978	4,706
Accounts receivable	31,808	24,761	50,262
Allowance for uncollectible accounts	(1,189)	(1,341)	(1,763)
Accrued unbilled revenue	13,958	11,723	59,109
Inventories of gas, materials and supplies	69,935	56,891	50,859
Prepayments and other current assets	22,768	27,804	32,661

Total current assets	141,344	126,816	195,834

Regulatory assets:
Income tax asset	64,475	47,975	63,449
Deferred gas costs receivable	9,130	—	—
Unrealized loss on non-trading derivatives	—	6,535	—
Unamortized costs on debt redemptions	7,450	7,906	7,803
Other	3,999	6,943	6,020

Total regulatory assets	85,054	69,359	77,272

Other assets:
Investment in life insurance	60,342	58,407	59,710
Fair value of non-trading derivatives	70,079	—	23,885
Other	12,600	13,574	10,130

Total other assets	143,021	71,981	93,725

Total assets	$1,674,653	$1,465,509	$1,585,379

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets

Thousands	Sept. 30, 2004 (Unaudited)	Sept. 30, 2003 (Unaudited)	Dec. 31, 2003
Capitalization and liabilities:
Capitalization:
Common stock	$86,816	$81,854	$82,137
Premium on common stock	297,625	253,494	255,871
Earnings invested in the business	165,893	156,902	170,053
Unearned stock compensation	(994)	(776)	(729)
Accumulated other comprehensive income (loss)	(1,016)	(3,084)	(1,016)

Total common stock equity	548,324	488,390	506,316
Long-term debt	484,906	450,794	500,319

Total capitalization	1,033,230	939,184	1,006,635

Current liabilities:
Notes payable	82,700	85,200	85,200
Accounts payable	60,844	53,028	86,029
Long-term debt and redeemable preferred stock due within one year	15,000	7,678	—
Taxes accrued	8,706	8,058	8,605
Interest accrued	11,166	10,294	2,998
Other current and accrued liabilities	30,565	28,771	31,589

Total current liabilities	208,981	193,029	214,421

Regulatory liabilities:
Accrued asset removal costs	146,176	135,363	135,638
Customer advances	1,463	1,790	1,564
Deferred gas costs payable	—	11,853	5,627
Unrealized gain on non-trading derivatives	70,079	—	23,885

Total regulatory liabilities	217,718	149,006	166,714

Other liabilities:
Deferred income taxes	187,352	144,315	171,797
Deferred investment tax credits	6,501	7,415	6,945
Fair value of non-trading derivatives	—	6,535	—
Other	20,871	26,025	18,867

Total other liabilities	214,724	184,290	197,609

Commitments and Contingencies (see Note 8)	—	—	—

Total capitalization and liabilities	$1,674,653	$1,465,509	$1,585,379

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept. 30,
Thousands	2004	2003
Operating activities:
Net income	$23,611	$24,320
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	42,031	40,060
Deferred income taxes and investment tax credits	15,111	2,174
Undistributed earnings from equity investments	(849)	(560)
Allowance for funds used during construction	(1,340)	(1,176)
Deferred gas costs - net	(14,757)	1,218
Other	149	(2,748)

Cash from operations before working capital changes	63,956	63,288
Changes in operating assets and liabilities:
Accounts receivable - net of allowance for uncollectible accounts	17,880	21,052
Accrued unbilled revenue	45,151	32,346
Inventories of gas, materials and supplies	(19,076)	1,139
Accounts payable	(25,185)	(21,408)
Accrued interest and taxes	8,443	9,476
Prepayments and other current assets	9,454	7,217
Other current and accrued liabilities	(1,024)	(1,274)

Cash provided by operating activities	99,599	111,836

Investing activities:
Acquisition and construction of utility plant assets	(112,097)	(90,049)
Investment in non-utility property	(3,756)	(2,083)
Other	(137)	(1,294)

Cash used in investing activities	(115,990)	(93,426)

Financing activities:
Common stock issued	46,128	6,146
Common stock purchased	(159)	—
Redeemable preferred stock retired	—	(750)
Long-term debt issued	—	40,000
Long-term debt retired	—	(55,000)
Change in short-term debt	(2,500)	15,398
Cash dividend payments:
Redeemable preferred stock	—	(303)
Common stock	(26,193)	(24,251)
Common stock expense	(1,527)	—

Cash provided by (used in) financing activities	15,749	(18,760)

Decrease in cash and cash equivalents	(642)	(350)
Cash and cash equivalents - beginning of period	4,706	7,328

Cash and cash equivalents - end of period	$4,064	$6,978

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,538	$19,080
Income taxes	$2,500	$9,600

Supplemental disclosure of non-cash financing activities:
Conversion to common stock:
7 1/4 % Series of Convertible Debentures	$413	$151

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Consolidated Statements of Capitalization

Thousands, except share amounts	Sept. 30, 2004		Sept. 30, 2003		Dec. 31, 2003
	(Unaudited)		(Unaudited)
Common stock equity:
Common stock - par value $3 1/6 per share	$86,816		$81,854		$82,137
Premium on common stock	297,625		253,494		255,871
Earnings invested in the business	165,893		156,902		170,053
Unearned stock compensation	(994)		(776)		(729)
Accumulated other comprehensive income (loss)	(1,016)		(3,084)		(1,016)

Total common stock equity	548,324	53%	488,390	52%	506,316	50%
Redeemable preferred stock:
$7.125 Series, stated value $100 per share	—	0%	7,678	1%	—	0%
Long-term debt:
Medium-Term Notes
First Mortgage Bonds:
6.340% Series B due 2005	5,000		5,000		5,000
6.380% Series B due 2005	5,000		5,000		5,000
6.450% Series B due 2005	5,000		5,000		5,000
6.050% Series B due 2006	8,000		8,000		8,000
6.310% Series B due 2007	20,000		20,000		20,000
6.800% Series B due 2007	9,500		9,500		9,500
6.500% Series B due 2008	5,000		5,000		5,000
4.110% Series B due 2010	10,000		—		10,000
7.450% Series B due 2010	25,000		25,000		25,000
6.665% Series B due 2011	10,000		10,000		10,000
7.130% Series B due 2012	40,000		40,000		40,000
8.260% Series B due 2014	10,000		10,000		10,000
7.000% Series B due 2017	40,000		40,000		40,000
6.600% Series B due 2018	22,000		22,000		22,000
8.310% Series B due 2019	10,000		10,000		10,000
7.630% Series B due 2019	20,000		20,000		20,000
9.050% Series A due 2021	10,000		10,000		10,000
5.620% Series B due 2023	40,000		—		40,000
7.720% Series B due 2025	20,000		20,000		20,000
6.520% Series B due 2025	10,000		10,000		10,000
7.050% Series B due 2026	20,000		20,000		20,000
7.000% Series B due 2027	20,000		20,000		20,000
6.650% Series B due 2027	20,000		20,000		20,000
6.650% Series B due 2028	10,000		10,000		10,000
7.740% Series B due 2030	20,000		20,000		20,000
7.850% Series B due 2030	10,000		10,000		10,000
5.820% Series B due 2032	30,000		30,000		30,000
5.660% Series B due 2033	40,000		40,000		40,000
Convertible Debentures
7 1/4% Series due 2012	5,406		6,294		5,819

	499,906		458,472		500,319

Less long-term debt and redeemable preferred stock due within one year	15,000		7,678		—

Total long-term debt	484,906	47%	450,794	47%	500,319	50%

Total capitalization	$1,033,230	100%	$939,184	100%	$1,006,635	100%

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

Certain amounts from prior periods have been reclassified to conform, for comparison purposes, to the current financial statement presentation. These reclassifications had no impact on prior period consolidated results of operations.

2. New Accounting Standards

Adopted Standards

In December 2003, the Financial Accounting Standards Board (FASB) revised FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (FIN 46R), to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R provides additional guidance for identification and consolidation of variable interest entities (VIEs), and for financial reporting by enterprises involved with VIEs. The Company adopted the original provisions of FIN 46 during 2003, stating that it did not have significant variable interests in any VIEs. The Company has certain equity investments that are variable interests and some of these entities are potentially VIEs. However, because the Company is not the primary beneficiary of these entities, it is not required to consolidate the VIEs. The Company’s variable interests primarily consist of limited liability interests with investments in alternative energy projects, low income housing and other real estate, which were entered into between the years 1988 and 2000 and have been accounted for under the equity method or cost method (see Part II, Item 8., Note 9, in the 2003 Form 10-K). The Company’s maximum exposure to loss from these investments is $7.0 million at Sept. 30, 2004, an amount that represents the Company’s investment balance or net realizable value. The Company’s investment risk is limited to the investment balance or net realizable value because all such investments are non-recourse to the Company. The adoption of FIN 46R had no material impact on the Company’s financial condition or results of operations.

In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superceded the accounting guidance in FSP No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides specific guidance on accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP No. FAS 106-2 also requires certain disclosures regarding the effect of a federal subsidy provided by the Act.

The Act, signed into law on Dec. 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is actuarially at least equivalent to Medicare Part D. Sponsors of postretirement health care plans that provide a prescription drug benefit were permitted to make a one-time election to defer accounting for the effects of the Act, pursuant to FSP No. FAS 106-1. The Company elected to defer accounting for the effects of the Act.

Based on current guidance and existing plan design, the Company and its third-party actuary have determined that the prescription drug benefit provided by the Company’s postretirement benefit plan was not actuarially equivalent to that of Medicare Part D, and accordingly the Company does not expect to receive a federal subsidy. Based on actuarial guidance pertaining to the specific plan provisions and experience of the Company, in order to qualify, retiree contributions would need to be less than 40 percent of the plan’s expected claims cost, and the Company’s current projection is that retiree contributions will, in aggregate, exceed 40 percent in 2006, the first year the subsidy is available.

Effective July 1, 2004, the Company adopted FSP No. FAS 106-2 with no material impact on the Company’s cash flows, accumulated postretirement benefit obligation or net periodic postretirement benefit costs. The Company will continue to work with its actuary and will reevaluate whether the plan qualifies for a federal subsidy if plan design changes are implemented or if the U.S. Department of Health and Human Services issues clarifying regulations.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF No. 03-1).” EITF No. 03-1 provided guidance for evaluating whether an investment is impaired, whether the impairment is other than temporary, and the measurement of such impairment. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures in annual financial statements about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004, except for certain guidance contained in EITF 03-1 that has been delayed by FSP EITF Issue 03-1-1. The disclosures continue to be effective in annual financial statements for fiscal years ending after Dec. 15, 2003, for investments accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” For all other investments within the scope of EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The adoption of current provisions of EITF No. 03-1 had no material impact on the Company’s financial condition or results of operations.

Recent Accounting Pronouncements

In September 2004, the EITF issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which provides guidance on when the dilutive effect of contingently convertible debt securities should be included in diluted earnings per share (EPS). Contingently convertible debt securities are debt instruments that are generally convertible into common shares after the price of the common stock has exceeded a predetermined level. The recognition and measurement guidance of EITF No. 04-8 is effective for reporting periods ending after Dec. 15, 2004 and would be applied retroactively to restate previously reported earnings per share. The Company does not have any contingently convertible debt securities outstanding, and therefore the adoption of EITF No. 04-8 is not expected to have any impact on the Company’s diluted EPS.

The FASB has also announced that it is amending SFAS No. 128, “Earnings per Share,” to make it consistent with International Accounting Standards and make EPS computations comparable on a global basis. The amendment will require companies to use year-to-date average stock price to compute the number of shares that would be issued upon the exercise of stock options or warrants. The year-to-date computation would be performed independently from the quarterly computations. The SFAS No. 128 amendment is expected to be issued in the fourth quarter of 2004 and will be effective for reporting periods ending after Dec. 15, 2004. Retroactive application of the new standard will be expected for all periods presented. The Company does not expect adoption of the amendment to have a material impact on the Company’s diluted EPS.

3. Stock-Based Compensation

NW Natural’s stock-based compensation plans consist of the Long-Term Incentive Plan (LTIP), the Restated Stock Option Plan (Restated SOP), the Employee Stock Purchase Plan (ESPP) and the Non-Employee Directors Stock Compensation Plan (NEDSCP). These plans are designed to promote stock ownership in NW Natural by employees and officers, and, in the case of the NEDSCP, non-employee directors. In September 2004, the Board of Directors amended the NEDSCP to eliminate additional awards under this plan after Dec. 31, 2004. For a more detailed description of these plans, and accounting for stock-based compensation, see Part II, Item 8., Note 4, in the 2003 Form 10-K.

The aggregate target and maximum awards outstanding under the LTIP as of Sept. 30, 2004 were 89,000 and 173,000 shares, respectively. Following the end of the performance period, actual awards are distributed based on the attainment of certain total shareholder return goals in comparison to a peer group of companies, and other performance goals. During the performance period, the Company will recognize compensation expense and liability for the LTIP awards based on performance levels achieved or expected to be achieved and the estimated market value of the common stock as of the distribution date. At Sept. 30, 2004, the amount accrued and expensed as compensation under the LTIP grants was negligible. During the third quarter of 2004, a restricted stock award of 4,500 shares under the LTIP was forfeited. Also during the third quarter of 2004, a restricted stock award for 5,000 shares was granted under the LTIP, subject to vesting over five years.

Under the Restated SOP, options on 1,226,700 shares were available for grant and options to purchase 462,714 shares were outstanding at Sept. 30, 2004. Options generally have 10-year terms and vest ratably over the three-year period following the grant. During the first nine months of 2004, the Company granted options to purchase 202,800 shares with a weighted average exercise price of $31.40 per share. Stock options are granted at a price equal to the market price of the common stock on the date of grant.

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” However, it continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with APB No. 25, no compensation expense is recognized for options granted under the Restated SOP or for shares issued under the ESPP. If compensation expense for awards under these two plans had been determined based on fair value on the date of grant, net income and earnings per share for the three- and nine-month periods ended Sept. 30, 2004 and 2003 would have resulted in the pro forma amounts shown below:

Pro Forma Effect of Stock-Based Options and ESPP:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Thousands, except per share amounts	2004	2003	2004	2003
Net income (loss) as reported	$(8,285)	$(6,546)	$23,611	$24,320
Pro forma stock-based compensation expense determined under the fair value based method - net of tax	(109)	(66)	(315)	(199)
Redeemable preferred stock dividends	—	—	—	(294)

Pro forma earnings (loss) applicable to common stock - basic	(8,394)	(6,612)	23,296	23,827
Debenture interest - net of tax	60	70	179	209

Pro forma earnings (loss) applicable to common stock - diluted	$(8,334)	$(6,542)	$23,475	$24,036

Basic earnings (loss) per share
As reported	$(0.30)	$(0.25)	$0.88	$0.94
Pro forma	$(0.31)	$(0.26)	$0.87	$0.93

Diluted earnings (loss) per share
As reported	$(0.30)	$(0.25)	$0.88	$0.93
Pro forma	$(0.31)	$(0.26)	$0.86	$0.92

For purposes of the pro forma disclosures above, the estimated value of stock options is amortized to expense over the vesting period.

4. Use of Derivatives

NW Natural utilizes derivative financial instruments to manage commodity prices related to natural gas supply purchases, foreign currency prices related to gas purchase commitments from Canada and interest rate risks related to long-term debt maturing in less than five years or expected to be issued in future periods. Use of derivatives is permitted only after the commodity price, exchange rate and interest rate exposures have been identified, are determined to exceed acceptable tolerance levels and are considered to be unavoidable because they are necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes and believes that any increase in market risk created by holding derivatives should be offset by the exposures they modify. See Part II, Item 8., Notes 1 and 11, in the 2003 Form 10-K.

NW Natural enters into natural gas commodity purchase and sale contracts using physical assets owned or contractually obligated to the utility, including gas storage and pipeline transportation capacity, in the normal course of business. These contracts, in general, are not accounted for as derivative instruments because they require physical delivery. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by other accounting standards (collectively referred to as SFAS No. 133), there is an exception to derivative accounting for contracts intended for normal purchase and normal sale for which physical delivery is probable (see Part II, Item 8., Note 1, in the 2003 Form 10-K). Occasionally, a physical supply contract intended for normal purchase or normal sale will not qualify, or will no longer qualify, for the exception from SFAS No. 133, and in those cases the contract will be accounted for as a derivative instrument. NW Natural enters into such transactions to optimize its assets not currently needed for core customers and believes the increase in market risk created by these transactions is offset by the exposures they modify.

At Sept. 30, 2004, NW Natural had the following derivatives outstanding: a series of 31 fixed-price natural gas commodity price financial swap contracts; four fixed-price natural gas financial call option contracts; 56 foreign currency forward purchase contracts; and two natural gas physical supply contracts with an embedded option, which did not qualify as a normal purchase or normal sale. All of the financial swap and call option contracts and the foreign currency contracts were designated as cash flow hedges covering exposures to commodity purchase and sale contracts. The physical supply contracts were entered into using excess gas storage and pipeline transportation capacity under the Company’s optimization program with an independent energy trading company (see Part II, Item 8., Note 2, in the 2003 Form 10-K). Unrealized gains and losses from mark-to-market valuations of these contracts are not recognized in current income but are reported as derivative assets or liabilities and offset by a corresponding deferred account balance under regulatory liabilities or regulatory assets because regulatory mechanisms include the realized gains or losses at settlement in utility gas costs subject to regulatory deferral treatment. The estimated fair values (unrealized gains and losses) and the notional amounts of derivative instruments outstanding were as follows:

	Sept. 30, 2004		Dec. 31, 2003
Thousands	Fair Value Gain (Loss)	Notional Amount	Fair Value Gain	Notional Amount
Fixed-price natural gas financial swap contracts	$68,316	$537,030	$23,285	$284,317
Fixed-price natural gas financial call option contracts	1,878	49,455	366	19,761
Natural gas physical supply contracts with embedded option	550	4,800	—	—
Fixed-price natural gas financial swap contracts - gas storage	(894)	7,045	—	—
Foreign currency forward purchase contracts	229	7,957	234	6,417

Total	$70,079	$606,287	$23,885	$310,495

5. Notes Payable and Lines of Credit

On Sept. 30, 2004, NW Natural’s committed lines of credit totaling $150 million expired or were terminated. There were no outstanding balances on the NW Natural lines of credit at Sept. 30, 2004.

Effective Oct. 1, 2004, NW Natural entered into new lines of credit with four commercial banks, totaling $150 million in aggregate. Half of the credit facility with each bank, totaling $75 million, is committed and available through Sept. 30, 2005, and the other $75 million is committed and available through Sept. 30, 2007. Before drawing upon the three-year portions of the credit lines, NW Natural must obtain the approval of the Oregon Public Utility Commission (OPUC) and the Washington Utilities and Transportation Commission (WUTC). Applications were filed in October 2004 and NW Natural expects that it will be able to secure such approvals.

Under the terms of these lines of credit, NW Natural pays commitment fees but is not required to maintain compensating bank balances. The interest rates on any outstanding borrowings under these lines of credit are based on current market rates.

NW Natural’s lines of credit require that credit ratings be maintained in effect at all times and that notice be given of any change in its senior unsecured debt ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Corporation. A change in NW Natural’s credit rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the lines of credit. However, interest rates on any loans outstanding under NW Natural’s bank lines are tied to credit ratings, which could increase or decrease the cost of any outstanding bank debt when ratings are changed.

The lines of credit require the Company to maintain an indebtedness to total capitalization ratio of 65 percent or less and to maintain a consolidated net worth at least equal to 80 percent of its net worth at Sept. 30, 2004, plus 50 percent of the Company’s net income for each subsequent fiscal quarter. NW Natural was in compliance with equivalent covenants in the prior year’s lines of credit at Sept. 30, 2004, with a net worth on a consolidated basis of $548.3 million compared to a required $414.0 million and an indebtedness to total capitalization ratio of 52 percent. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding.

On Sept. 30, 2004, Financial Corporation’s committed lines of credit totaling $10 million, and the associated parent guaranty of NW Natural, expired and were not renewed (see Part II, Item 8., Note 6, in the 2003 Form 10-K). Financial Corporation does not intend to establish new lines of credit at this time.

6. Segment Information

The Company principally operates in a segment of business, “Utility,” consisting of the distribution of natural gas. Another segment, “Gas Storage,” represents natural gas storage services provided to interstate customers and asset optimization services primarily under a contract with an independent energy trading company. The remaining segment, “Other,” primarily consists of non-utility operating activities, non-regulated investments in alternative energy projects in California and a Boeing 737-300 aircraft leased to Continental Airlines.

The following table presents information about the reportable segments for the three- and nine-month periods ended Sept. 30, 2004 and 2003. Inter-segment transactions are insignificant.

	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,
Thousands	Utility	Gas Storage	Other	Total	Utility	Gas Storage	Other	Total
2004
Net operating revenues	$38,115	$1,326	$42	$39,483	$199,308	$4,713	$125	$204,146
Depreciation and amortization	14,093	119	—	14,212	41,684	347	—	42,031
Other operating expenses	31,554	177	44	31,775	100,902	546	128	101,576
Income (loss) from operations	(7,532)	1,030	(2)	(6,504)	56,722	3,820	(3)	60,539
Income from financial investments	549	—	898	1,447	1,974	—	849	2,823
Net income (loss)	(9,355)	582	488	(8,285)	20,764	2,077	770	23,611
Total assets at Sept. 30, 2004	1,633,862	22,611	18,180	1,674,653	1,633,862	22,611	18,180	1,674,653

2003
Net operating revenues	$37,332	$2,094	$39	$39,465	$189,449	$7,025	$128	$196,602
Depreciation and amortization	13,446	110	—	13,556	39,723	337	—	40,060
Other operating expenses	29,290	186	44	29,520	94,462	531	96	95,089
Income (loss) from operations	(5,404)	1,798	(5)	(3,611)	55,264	6,157	32	61,453
Income from financial investments	728	—	315	1,043	2,237	—	560	2,797
Net income (loss)	(7,831)	975	310	(6,546)	20,197	3,427	696	24,320
Total assets at Sept. 30, 2003	1,427,858	19,475	18,176	1,465,509	1,427,858	19,475	18,176	1,465,509

7. Pension and Other Postretirement Benefits

Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three- and nine-month periods ended Sept. 30, 2004 and 2003. See Part II, Item 8., Note 7, in the 2003 Form 10-K for the assumptions used in measuring these benefit costs.

	Three Months Ended Sept. 30,
	Pension Benefits		Other Postretirement Benefits
Thousands	2004	2003	2004	2003
Service cost	$1,409	$1,215	$132	$114
Interest cost	3,199	3,040	364	334
Expected return on plan assets	(3,309)	(3,062)	—	—
Amortization of transition obligation	—	—	103	103
Amortization of prior service cost	274	283	—	—
Recognized actuarial loss	436	188	118	100

Net periodic benefit cost	$2,009	$1,664	$717	$651

	Nine Months Ended Sept. 30,
	Pension Benefits		Other Postretirement Benefits
Thousands	2004	2003	2004	2003
Service cost	$4,227	$3,645	$396	$342
Interest cost	9,597	9,120	1,092	1,002
Expected return on plan assets	(9,927)	(9,186)	—	—
Amortization of transition obligation	—	—	309	309
Amortization of prior service cost	822	849	—	—
Recognized actuarial loss	1,308	564	356	300

Net periodic benefit cost	$6,027	$4,992	$2,153	$1,953

Employer Contributions

The Company is required to make future cash contributions and benefit payments for its pension and other postretirement benefit plans (see Part II, Item 8., Note 7, in the 2003 Form 10-K). The total year-to-date contributions were $2.9 million to the non-bargaining unit pension plan as of Sept. 30, 2004. An additional allowed $4.9 million contribution was made, together with a required contribution of $0.5 million, to the non-bargaining unit pension plan in October 2004.

Amendment to Executive Supplemental Retirement Income Plan

In September 2004, the Board of Directors amended the Company’s Executive Supplemental Retirement Income Plan such that participation is limited to participants in the plan as of Sept. 1, 2004.

8. Commitments and Contingencies

Environmental Matters

NW Natural owns or previously owned properties currently being investigated that may require environmental response. See Part II, Item 8., Note 12, in the 2003 Form 10-K. NW Natural has accrued all material loss contingencies relating to environmental matters that it believes to be probable of assertion and reasonably estimable. The Company continues to study the extent of its environmental liabilities, but due to the preliminary nature of the environmental investigations being conducted, the range of loss contingencies beyond the amounts currently accrued, and the probabilities thereof, cannot be reasonably estimated.

The U.S. Environmental Protection Agency (EPA) has approved the Programmatic Work Plan, Field Sampling Plan and Quality Assurance Project Plan for the Portland Harbor Remedial Investigation/Feasibility Study. NW Natural’s share of the estimated budget to complete the first phase of the work is $1.0 million. The analysis of the data gathered in this phase will determine if more field work is necessary. In addition, in March 2004 the Company received a letter from the EPA requesting that it enter into an Administrative Order on Consent (AOC) providing for early action removal of a body of tar in the river sediments adjacent to the Gasco site. The Company negotiated the form of the AOC with the EPA and it was executed in April 2004. In July 2004, the EPA indicated that it was approving an initial work plan for the early action removal. The Company has estimated the removal cost to be in the range of $1.0 million to $4.6 million, and has accrued $1.1 million as its reasonable and probable liability. The Company has also agreed to do additional work on the Gasco site for the ODEQ in conjunction with the EPA early action, and an additional $0.3 million was previously reserved to complete this study.

NW Natural accrued an additional loss contingency totaling $2.3 million in the first nine months of 2004 for the revised estimate of the above-described work and the new estimate of environmental remediation costs. Work is continuing at these sites, and the current reserve balance is $1.4 million for the Portland Harbor site and $1.6 million for the Gasco site at Sept. 30, 2004, representing the estimated amounts required to complete the feasibility study and work plan and the early action removal of the body of tar.

In May 2003, the OPUC approved NW Natural’s request for deferral of environmental costs associated with specific sites, including the Gasco, Wacker, Portland Harbor and Portland Gas sites (see Part II, Item 8., Note 12, in the 2003 Form 10-K). The authorization, which has been extended through April 2005, allows NW Natural to defer and seek recovery of unreimbursed environmental costs in a future general rate case. On a cumulative basis through Sept. 30, 2004, the Company paid out a total of $2.6 million relating to the sites since the effective date of the deferral authorization.

NW Natural will first seek to recover the costs of investigation and remediation for which it may be responsible with respect to the Gasco, Wacker, Portland Harbor and Portland Gas sites, if any, from insurance. If these costs are not recovered from insurance, then NW Natural will seek recovery through future rates subject to approval by the OPUC. At Sept. 30, 2004, NW Natural had a $6.1 million receivable representing an estimate of the environmental costs it expects to incur and recover from insurance, consisting of $2.9 million for costs relating to the Gasco site and $3.2 million for costs relating to the Portland Harbor site.

Corps of Engineers Notice of Noncompliance

On July 2, 2004, the U.S. Army Corps of Engineers (Corps) issued to the Company a Notice of Noncompliance (Notice) for discharges of drilling mud into three streams during drilling operations on the Company’s South Mist Pipeline Extension (SMPE) project. The Corps’ Notice claims that the discharges violated the scope of work in permits for the drilling. The Corps did not issue any injunctions requiring work cessation or suspend or modify permits during continued construction of the SMPE. The Company has been cooperating with the Corps in its investigation and worked closely with the Corps and other state and federal agencies to minimize impacts from the unintended discharges. As work on the SMPE has been completed, the most likely remaining enforcement option the Corps might impose for the alleged violations would be the imposition of a fine. The Company does not expect the final disposition of this matter to have a material impact on its results of operations or financial condition.

Legal Proceedings

On May 28, 2004, a lawsuit was filed against the Company (Kerry Law, Arnold Zuehlke and Kenneth Cooper, on behalf of themselves and all others similarly situated v. Northwest Natural Gas Company (U.S. Dist. Ct. D. Or., Case No. CV-04-728-AS)) by three individuals alleging violation of the Fair Labor Standards Act for failure to pay overtime. The suit was subsequently amended to include state wage and hour claims (see Part I, Note 7, in the June 30, 2004 Form 10-Q). On Oct. 5, 2004, plaintiffs’ motion for class certification was denied. The case will proceed with the three current plaintiffs unless others individually join the case. Although no other claims have been filed, plaintiffs’ counsel indicated to the court their intention to file additional claims seeking employee benefits allegedly due to plaintiffs. The Company intends to vigorously contest the claims. At this point in the litigation the amount of liability, if any, is not determinable.

On Oct. 16, 2003, Longview Fibre Company (Longview) filed suit in Federal Court (Longview Fibre Company v. Enerfin Resources Northwest Limited Partnership and Northwest Natural Gas Company (U.S. Dist. Ct. D. Or., Case No. 3:03-CV-01415-BR)) seeking a declaratory judgment regarding the continuing existence of a certain oil and gas lease in the Mist gas field between Longview and Enerfin. NW Natural holds a gas storage lease, which covers the same area and has certain rights relative to oil and gas. Enerfin originally filed crossclaims against NW Natural alleging that NW Natural wrongly interfered with Enerfin’s attempts to continue its oil and gas lease with Longview; however, Enerfin agreed to dismiss those claims in its March 11, 2004 settlement with NW Natural (see Part II, Item 1., “Legal Proceedings,” in the March 31, 2004 Form 10-Q). The Longview litigation has not yet been dismissed, however, since Enerfin and NW Natural have not been able to settle with Longview certain disagreements over lease rights and obligations. In September 2004, NW Natural and Enerfin filed certain claims and counterclaims against Longview and Longview filed claims and counterclaims against NW Natural and Enerfin related to these disagreements. The claims Longview has made against NW Natural involve allegations of unpaid royalties under the oil and gas lease obtained by NW Natural from Cascade Resources Corporation. NW Natural believes these claims are unfounded. The parties are continuing efforts to settle these matters. The Company does not believe that the resolution of this litigation will have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company is subject to other claims and litigation arising in the ordinary course of business. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, the Company does not expect that the ultimate disposition of these matters will have a materially adverse effect on the Company’s financial condition or results of operations.

9. Capital Stock

Common Stock

In April 2004, the Company issued and sold 1,290,000 shares of its common stock in an underwritten public offering and used the net proceeds of $38.5 million from the offering primarily to reduce short-term indebtedness and to fund, in part, NW Natural’s utility construction program.

NORTHWEST NATURAL GAS COMPANY

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management’s assessment of Northwest Natural Gas Company’s financial condition including the principal factors that affect results of operations. The discussion refers to the consolidated activities of the Company for the three and nine months ended September 30, 2004 and 2003. Unless otherwise indicated, references in the discussion to Notes are to the notes to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K (2003 Form 10-K).

The consolidated financial statements include:

Regulated utility:

Northwest Natural Gas Company (NW Natural)

Non-regulated wholly-owned subsidiaries of NW Natural:

NNG Financial Corporation (Financial Corporation),

and its wholly-owned subsidiaries

Northwest Energy Corporation (Northwest Energy),

and its wholly-owned subsidiary, which have been inactive in 2003 and 2004

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

Within the context of the Company’s critical accounting policies and estimates, management is not currently aware of any reasonably likely events or circumstances other than as previously disclosed in the 2003 Form 10-K and the Forms 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004 that would result in materially different amounts being reported.

Earnings and Dividends

The Company incurred a loss applicable to common stock of $8.3 million in the quarter ended Sept. 30, 2004, compared to a loss of $6.5 million in the quarter ended Sept. 30, 2003. The loss for the third quarter of 2004 was equivalent to 30 cents a share, compared to a loss of 25 cents a share for the third quarter of 2003. A third quarter loss is customary for NW Natural, reflecting low summertime use of natural gas.

NW Natural lost $9.4 million or 34 cents a share from gas utility operations in the third quarter of 2004, compared to a loss of $7.8 million or 30 cents a share in the third quarter of 2003. The rate increases approved in NW Natural’s Oregon general rate case in late 2003 were applied predominantly to the temperature-sensitive residential and commercial markets whose consumption patterns are seasonal. Accordingly, the resulting revenue increases in these markets will occur to a greater extent in the first and fourth calendar quarters of each year than in the second and third quarters.

The Company earned $0.6 million or 2 cents a share from its non-utility gas storage operations in the third quarter of 2004, compared to earnings of $1.0 million or 4 cents a share in the same period of 2003. The Company’s earnings from its subsidiary and other non-utility operations in the third quarter of 2004 were $0.5 million or 2 cents a share, compared to earnings of $0.3 million or 1 cent a share in the third quarter of 2003. See “Non-utility Operations,” below.

For the nine months ended Sept. 30, 2004, the Company’s earnings applicable to common stock were $23.6 million, or 88 cents a share, compared to earnings of $24.0 million, or 93 cents a share, in the first nine months of 2003.

NW Natural earned $20.8 million or 77 cents a share from gas utility operations in the first nine months of 2004, compared to $19.9 million or 77 cents a share in the first nine months of 2003. Weather conditions in NW Natural’s service territory in the first nine months of the year were approximately 10 percent warmer than average and approximately 4 percent warmer than last year. The Company earned $2.1 million or 8 cents a share from its non-utility gas storage operations in the first nine months of 2004, compared to earnings of $3.4 million or 13 cents a share in the first nine months of 2003. The Company also earned $0.8 million from its subsidiary and other non-utility operations in the first nine months of 2004, compared to earnings of $0.7 million in the first nine months of 2003, equivalent to 3 cents a share in both periods.

Average diluted shares of common stock were 6 percent and 4 percent higher in the three-month and nine-month periods ended Sept. 30, 2004, respectively, than in the equivalent periods a year earlier, primarily due to the Company’s sale of 1.3 million shares of common stock in a public offering in April 2004.

Dividends paid on common stock were 32.5 cents and 31.5 cents a share in the three-month periods ended Sept. 30, 2004 and 2003, respectively. In October 2004, the Company’s Board of Directors declared a quarterly dividend of 32.5 cents a share on the common stock, payable Nov. 15, 2004, to shareholders of record on Oct. 29, 2004. The current indicated annual dividend rate is $1.30 a share.

Results of Operations

Regulatory Developments

General Rate Cases

In June 2004, the Washington Utilities and Transportation Commission (WUTC) approved a settlement agreement entered into by the parties to NW Natural’s Washington general rate case filed in November 2003 (see Part II, Item 7., “Results of Operations—Regulatory Matters—General Rate Cases,” in the 2003 Form 10-K). In addition to authorizing a revenue increase of $3.5 million per year effective July 1, 2004, the settlement authorized NW Natural to include the South Mist Pipeline Extension (SMPE) cost of service in rates, subject to audit, concurrent with the annual Washington Purchased Gas Adjustment (PGA) filing effective Nov. 1, 2004. NW Natural expects the inclusion of the SMPE costs in Washington rates to result in an additional revenue increase of approximately $0.7 million per year.

OPUC Investigation

In August 2004, the Oregon Public Utility Commission (OPUC) approved a stipulation among NW Natural, the OPUC staff and two parties in NW Natural’s 2003 Oregon general rate case. The stipulation provides for the settlement of issues in an investigation initiated by the OPUC in 2003 relating to NW Natural’s transactions or interests in certain properties in the vicinity of the Company’s headquarters building in downtown Portland, and the use of some of these properties for employee parking. The primary effect of the stipulation is to reverse cost recovery as of Sept. 1, 2003, for certain properties that should not have been included in rate base in NW Natural’s 2003 Oregon general rate case, and for certain employee parking costs. Pursuant to the stipulation, NW Natural will pay refunds in the amount of $1.3 million to Oregon customers commencing Oct. 1, 2004, in connection with the annual Oregon PGA filing effective on that date. Approximately $0.3 million of that amount was charged to a reserve in respect of these issues in 2003 and the first quarter of 2004; approximately $0.9 million was recognized as a reduction in other revenues in the second quarter of 2004; and the balance of $0.1 million was recognized as a reduction in other revenues in the third quarter. Effective Oct. 1, 2004, NW Natural also reduced its Oregon revenues by about $0.3 million per year to eliminate these costs from rates on an ongoing basis. NW Natural agreed in the stipulation to undergo an audit in 2005 funded by the Company, which is currently expected to focus on ratemaking issues relating to the inclusion of assets in rate base and NW Natural’s relationships with any affiliated interests.

Rate Mechanisms

In September 2004, the OPUC approved rate increases effective Oct. 1, 2004 averaging 20.1 percent for NW Natural’s Oregon residential sales customers, and in October 2004, the WUTC approved rate increases effective Nov. 1, 2004 averaging 19.5 percent for NW Natural’s Washington residential sales customers. The rate increases in Oregon and Washington reflect changes in NW Natural’s cost of gas under its PGA mechanisms, the application of temporary rate adjustments to amortize regulatory balancing accounts, and rate increases and the deferred revenue from the costs related to NW Natural’s SMPE project, which was completed and placed into service on Sept. 22, 2004. The Oregon increase of 20.1 percent consisted of recovery of gas costs (13.9 percent), temporary rate adjustments (2.5 percent, including deferrals for SMPE) and recovery of SMPE costs of service (3.7 percent). The Washington increase of 19.5 percent consisted of recovery of gas costs (12.0 percent), temporary rate adjustments (6.3 percent), and recovery of SMPE costs (1.2 percent). The inclusion of SMPE costs in Oregon and Washington rates resulted in additional revenue increases totaling $14.7 million per year (see Part II, Item 7., “Results of Operations—Regulatory Matters—General Rate Cases,” in the 2003 Form 10-K and Part I, Item 2., “Results of Operations—Regulatory Developments—General Rate Cases,” in the Form 10-Q for the period ended June 30, 2004).

In July 2004, the OPUC approved applications by NW Natural relating to the accounting treatment and full recovery for the Company’s cost of its pipeline integrity management program (IMP) as mandated by the Pipeline Safety Improvement Act of 2002 and rules adopted by the U.S. Department of Transportation’s (DOT) Office of Pipeline Safety (see Part II, Item 7., “Financial Condition—Cash Flows—Investing Activities,” in the 2003 Form 10-K). Under the applications as approved, NW Natural will classify its IMP costs as either capital expenditures or regulatory assets, accumulate the costs over each 12-month period ending June 30, and recover the costs, subject to audit, through rate changes effective on Oct. 1 of each year commencing Oct. 1, 2004. The accounting and rate treatment for these costs extends through Sept. 30, 2008, and may be reviewed for potential extension after that date (see “Financial Condition—Cash Flows—Investing Activities,” below).

In September 2004, the DOT Research and Special Programs Administration (RSPA) issued correcting amendments to a final pipeline safety rule, reversing its previously proposed revision of the definition of natural gas transmission pipelines for use in development of IMPs. The correction alleviates concerns about the potential impact of the revised definition on the scope and cost of the Company’s IMP. However, there is still considerable uncertainty regarding the definition of natural gas transmission lines by Oregon and Washington pipeline safety regulators.

Comparison of Gas Operations

The following tables summarize the composition of gas utility volumes and revenues for the three and nine months ended Sept. 30, 2004 and 2003:

	Three Months Ended Sept. 30,
(Thousands, except customers and degree days)	2004		2003
Utility gas sales and transportation volumes - therms:
Residential and commercial sales	50,304		51,719
Unbilled volumes	2,458		(3,767)

Weather-sensitive volumes	52,762	28%	47,952	28%
Industrial firm sales	13,191	7%	11,155	6%
Industrial interruptible sales	23,299	13%	13,087	8%

Total gas sales	89,252	48%	72,194	42%
Transportation deliveries	95,919	52%	101,158	58%

Total volumes sold and delivered	185,171	100%	173,352	100%

Utility operating revenues - dollars:
Residential and commercial sales	$55,300		$51,099
Unbilled revenues	2,001		(2,909)

Weather-sensitive revenues	57,301	72%	48,190	72%
Industrial firm sales	9,049	11%	6,778	10%
Industrial interruptible sales	11,437	14%	6,421	9%

Total gas sales	77,787	97%	61,389	91%
Transportation revenues	3,129	4%	3,857	6%
Other revenues	(858)	-1%	2,084	3%

Total utility operating revenues	$80,058	100%	$67,330	100%

Cost of gas sold	$41,943		$29,998

Utility net operating revenues (margin)	$38,115		$37,332

Total number of customers (end of period)	582,457		564,488

Actual degree-days/percent of 25-year average degree-days	76	84%	43	44%

	Nine Months Ended Sept. 30,
(Thousands, except degree days)	2004		2003
Utility gas sales and transportation volumes - therms:
Residential and commercial sales	428,083		418,093
Unbilled volumes	(49,884)		(39,922)

Weather-sensitive volumes	378,199	47%	378,171	51%
Industrial firm sales	45,858	6%	37,676	5%
Industrial interruptible sales	70,655	9%	25,075	3%

Total gas sales	494,712	62%	440,922	59%
Transportation deliveries	297,486	38%	309,234	41%

Total volumes sold and delivered	792,198	100%	750,156	100%

Utility operating revenues - dollars:
Residential and commercial sales	$409,421		$362,576
Unbilled revenues	(45,481)		(33,129)

Weather-sensitive revenues	363,940	82%	329,447	85%
Industrial firm sales	30,602	7%	22,463	6%
Industrial interruptible sales	34,472	8%	12,364	3%

Total gas sales	429,014	97%	364,274	94%
Transportation revenues	9,580	2%	14,710	4%
Other revenues	2,073	1%	7,331	2%

Total utility operating revenues	$440,667	100%	$386,315	100%

Cost of gas sold	$241,359		$196,866

Utility net operating revenues (margin)	$199,308		$189,449

Actual degree-days/percent of 25-year average degree-days	2,352	90%	2,456	93%

Residential and Commercial Sales

In the twelve months ended Sept. 30, 2004, NW Natural added 17,969 customers for an annual growth rate of 3.2 percent. In the three years ended Dec. 31, 2003, more than 54,000 customers were added to the system, representing an average annual growth rate of 3.5 percent.

Volumes of gas sold to residential and commercial customers in the third quarter of 2004 were 4.8 million therms, or 10 percent, higher than in the third quarter of 2003, reflecting cooler weather compared to the third quarter of 2003 and customer growth. Related revenues increased $4.2 million, or 8 percent, due to increased volumes as well as higher rates.

Gas sales to residential and commercial customers were 378 million therms in the first nine months of 2004 and 2003. Related revenues increased $34.5 million, or 10 percent. The effects on revenues of rate increases during 2003 and continuing customer growth more than offset the effects of decreased per customer volumes due to warmer weather in the first nine months of 2004. In addition, the Company’s weather normalizing mechanism contributed $6.1 million of margin in the first nine months of 2004. This mechanism was not in effect during the first nine months of 2003.

Typically, 80 percent or more of NW Natural’s annual operating revenues are derived from gas sales to weather-sensitive residential and commercial customers. Although variations in temperatures between periods will affect volumes of gas sold to these customers, the effect on margin and net income has been significantly reduced with the implementation of the weather normalizing mechanism in Oregon in November 2003. The mechanism applies to meter readings of participating Oregon customers taken between Nov. 15 and May 15. Approximately 8 percent of NW Natural’s residential and commercial customers are in Washington, where the mechanism is not in effect, and about 8 percent of the eligible Oregon customers elected not to be covered by the mechanism, so the mechanism does not fully insulate the Company from earnings volatility due to weather. The mechanism contributed $6.1 million of margin, equivalent to 14 cents a share of earnings, in the nine month period ended Sept. 30, 2004, making up a significant portion of the margin that otherwise would have been lost from the warmer-than-average weather.

Total utility operating revenues include accruals for gas delivered but not yet billed to customers based on estimates of gas deliveries from that month’s meter reading dates to month end (unbilled revenues). Weather conditions, rate changes and customer billing dates affect the balance of accrued unbilled revenue at the end of each month. At Dec. 31, 2003, accrued unbilled revenue was $59 million, and at Sept. 30, 2004, accrued unbilled revenue was $14 million. The $45 million decrease in accrued unbilled revenue is reflected in the income statement as a reduction of revenues because the actual deliveries from December 2003 meter reading dates to Dec. 31, 2003 are included in residential and commercial sales for the nine months ended Sept. 30, 2004 while the actual deliveries from September 2004 meter reading dates to Sept. 30, 2004 will not be reflected in residential and commercial sales until after Sept. 30, 2004. At Dec. 31, 2002, accrued unbilled revenue was $44 million, and at Sept. 30, 2003, accrued unbilled revenue was $12 million, resulting in an approximately $33 million reduction of revenues for the nine months ended Sept. 30, 2003. The decrease in revenues due to the change in accrued unbilled revenues was $13.0 million higher in the nine months ended Sept. 30, 2004 than in the same period last year primarily because of colder weather and higher rates in December 2003 compared to December 2002. The impact of the change in year-end balances of accrued unbilled revenue was offset in part by a $2 million larger balance of accrued unbilled revenue at Sept. 30, 2004 compared to the balance at Sept. 30, 2003, primarily due to rate increases.

Industrial Sales and Transportation Revenues

The following table summarizes the delivered volumes and margin in the industrial and electric generation markets for the three- and nine-month periods ended Sept. 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands)	2004	2003	2004	2003
Delivered volumes - therms:
Industrial sales and transportation	132,409	125,400	413,999	370,318
Electric generation	—	—	—	1,667

Total volumes	132,409	125,400	413,999	371,985

Margin - dollars:
Industrial sales and transportation	$10,064	$8,668	$30,499	$27,551
Electric generation	—	—	—	6

Total margin	$10,064	$8,668	$30,499	$27,557

Total volumes delivered to industrial customers were 7 million therms, or 6 percent, higher in the third quarter of 2004 than in the same period of 2003. Margin from these customers was $1.4 million, or 16 percent, higher in the third quarter of 2004 compared to the same period of 2003.

In the nine months ended Sept. 30, 2004, volumes delivered to industrial and electric generation customers were 42 million therms, or 11 percent, higher than in the same period in 2003. Combined margins from these customers were up $2.9 million, or about 11 percent, in the first nine months of

2004. The higher volumes and margins in the industrial market in the first nine months of 2004 reflect an improving economy, offset in part by rate design changes approved in the Oregon general rate case. NW Natural re-designed its industrial rates in Oregon as part of its general rate case in 2003, transferring $4.8 million of annual revenue requirement from industrial rates to residential and commercial rates in order to better reflect relative costs of service and to become more competitive in the industrial market.

Other Revenues

Other revenues include miscellaneous fee income as well as revenue adjustments reflecting deferrals to, or amortizations from, regulatory asset or liability accounts other than deferrals relating to gas costs (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates—Regulatory Accounting,” in the 2003 Form 10-K). Other revenues lowered net operating revenues by $0.9 million in the three months ended Sept. 30, 2004, compared to increasing net operating revenues by $2.1 million in the same period last year. The change was primarily due to revenue adjustments relating to NW Natural’s decoupling mechanism in Oregon, which included the effects of increases or decreases in margin due to price elasticity (see Part II, Item 7., “Results of Operations – Regulatory Matters – Rate Mechanisms,” in the 2003 Form 10-K). The rate change effective Sept. 1, 2003 included a price elasticity adjustment that was designed to increase annual gas sales revenues by $1.4 million to recover lost margin due to lower expected volumes. Actual volumes during the three months ended Sept. 30, 2004 were higher than the expected volumes included in rates, which resulted in a negative $1.0 million adjustment to gas sales revenues. Conversely, volumes sold in the three months ended Sept. 30, 2003 were lower than the levels set in rates that became effective on Oct. 1, 2002, and the decoupling adjustment was a positive $1.5 million last year. In addition to current period decoupling deferrals, other revenues in the three months ended Sept. 30, 2004 included a $0.3 million adjustment for the amortization of last year’s decoupling deferral now included in customer rates.

In the nine months ended Sept. 30, 2004, other revenues were $5.2 million lower than in the same period last year primarily due to the change in decoupling deferrals (down $4.2 million), and the amortization of decoupling deferrals from prior periods ($2.4 million), partially offset by higher interstate storage credits from revenue sharing from the Company’s non-utility gas storage services. As explained above, the decoupling deferrals reflect the volume differences between what is assumed in rates and what is actually used by customers. In the nine month period ended Sept. 30, 2004, actual volumes used by residential and commercial customers were higher than the volumes assumed in rates, which resulted in a charge against revenues of $1.2 million, compared to the same period last year when actual volumes were lower than the volumes assumed in rates, which resulted in the recognition of additional revenues totaling $3.0 million.

The following table summarizes other revenues by primary category for the three and nine months ended Sept. 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands)	2004	2003	2004	2003
Revenue adjustments:
Current deferrals:
Decoupling	$(1,014)	$1,525	$(1,217)	$2,953
SMPE	195	—	1,475	—
OPUC investigation	(107)	—	(1,065)	—
Other	—	200	—	86
Current amortizations:
Interstate gas storage credits	—	—	5,324	3,057
Decoupling	(275)	—	(2,410)	—
Conservation programs	(303)	(209)	(2,256)	(1,630)
Year 2000 technology costs	(109)	(126)	(983)	(599)
Other	38	51	305	447

Net revenue adjustments	(1,575)	1,441	(827)	4,314

Miscellaneous revenues:
Customer fees	633	577	2,541	2,662
Other	84	66	359	355

Total miscellaneous revenues	717	643	2,900	3,017

Total other revenues	$(858)	$2,084	$2,073	$7,331

Cost of Gas Sold

Natural gas commodity prices have fluctuated dramatically in recent years (see Part II, Item 7., “Results of Operations—Comparison of Gas Operations—Cost of Gas Sold,” in the 2003 Form 10-K). During the third quarter and first nine months of 2004, the cost per therm of gas sold was 13 percent and 9 percent, higher, respectively, than in the comparable 2003 periods, primarily due to higher natural gas commodity prices. The cost per therm of gas sold includes current gas purchases, gas withdrawn from storage inventory, gains or losses from commodity hedges, margin from off-system gas sales, demand cost balancing adjustments (demand equalization), regulatory deferrals and company use.

NW Natural uses a natural gas commodity-price hedge program under the terms of its Derivatives Policy to help manage its variable price gas commodity contracts (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities,” in the 2003 Form 10-K). NW Natural recorded net hedging gains of $10 million and $28 million from this program during the three- and nine-month periods ended Sept. 30, 2004, respectively, compared to net hedging gains of $5 million and $36 million in the same periods of 2003. Hedging gains and losses relating to gas commodity purchases are included in cost of gas and factored into NW Natural’s annual PGA rate changes, and therefore have no material impact on net income.

Under NW Natural’s PGA tariff in Oregon, net income from Oregon operations is affected within defined limits by changes in purchased gas costs (see Part II, Item 7., “Results of Operations—Comparison of Gas Operations,” in the 2003 Form 10-K). NW Natural’s gas costs in both the third quarters and first nine months of 2004 and 2003 were slightly lower than the costs embedded in rates, despite rising gas prices in the spot market. In each of the third quarters of 2003 and 2004, NW Natural’s share of the lower costs increased margin by $0.1 million, equivalent to less than 1 cent a share of earnings. In the first nine months of 2004, NW Natural’s share of these savings contributed $0.5 million of margin, equivalent to 1 cent a share of earnings. The equivalent result in the first nine months of 2003 was net savings of $0.4 million, also equivalent to 1 cent a share of earnings.

NW Natural uses gas supplies and transportation capacity that are not required for core market residential, commercial and industrial firm customers to make off-system sales. Under the PGA tariff in Oregon, NW Natural retains 33 percent of the margins realized from its off-system gas sales and records the remaining 67 percent as a deferred regulatory asset or liability for recovery from or refund to customers in future rates. NW Natural’s share of margin from off-system gas sales in the third quarter of 2004 resulted in a loss of $0.2 million, equivalent to less than 1 cent a share, compared to earnings of $0.4 million, or 2 cents a share, for the same period in 2003. In the first nine months of 2004, NW Natural’s share of margin from off-system gas sales resulted in a nominal loss. The equivalent result in the first nine months of 2003 was a contribution to margin of $4.9 million, equivalent to 12 cents a share of earnings.

Non-utility Operations

At Sept. 30, 2004 and 2003, the Company’s non-utility operations consisted primarily of gas storage operations and one of its wholly-owned subsidiaries, Financial Corporation.

Gas Storage

NW Natural earned net income from its non-utility gas storage business segment (see Part II, Item 7., “Results of Operations—Non-utility Operations—Gas Storage,” in the 2003 Form 10-K), after regulatory sharing and income taxes, of $0.6 million or 2 cents a share in the three months ended Sept. 30, 2004, compared to $1.0 million or 4 cents a share in the three months ended Sept. 30, 2003. For the first nine months of 2004, operating results were net income of $2.1 million or 8 cents a share compared to net income of $3.4 million or 13 cents a share for the comparable period in 2003. Earnings from this business segment were lower in the three- and nine-month periods of 2004 than in comparable periods of 2003, primarily due to a lower contribution from a contract with an independent trading company that optimizes the use of NW Natural’s assets from trading activities using temporarily unused portions of its upstream pipeline transportation capacity and gas storage capacity. The lower contribution was primarily due to a change in market conditions where gas price differentials were less volatile in 2004 compared to 2003.

Financial Corporation

Financial Corporation’s results for the three months ended Sept. 30, 2004 were net earnings of about $0.4 million, compared to net income of about $0.3 million for the same period in 2003, equivalent to 1 cent a share in both three-month periods. For the first nine months of 2004, results were net income of about $0.5 million or 2 cents a share, compared to net income of about $0.6 million or 3 cents a share for the same period in 2003. The higher net income in the current three-month period was primarily due to increased income from investments in limited partnerships in wind and solar electric generation projects in California. These investments generate the majority of their operating revenues during the third quarter. The Company’s investment balances in Financial Corporation at Sept. 30, 2004 and 2003 were $6.0 million and $9.7 million, respectively. The reduced investment in Financial Corporation at Sept. 30, 2004 was primarily due to a $4.2 million cash dividend that Financial Corporation paid to NW Natural in the fourth quarter of 2003.

Operating Expenses

Operations and Maintenance

Operations and maintenance expenses in the third quarter of 2004 were $24.5 million, 8 percent higher than in the third quarter of 2003. The $1.7 million increase was primarily due to higher payroll and payroll-related expenses resulting from employee additions, pay increases and higher benefit costs ($2.0 million), offset in part by net decreases in non-payroll related expenses ($0.3 million). The decrease in non-payroll related expenses included lower workers compensation expense ($0.5 million) and a net decrease in expense reserves ($0.3 million), offset in part by higher administrative expenses associated with compliance activities relating to the Sarbanes-Oxley Act of 2002 ($0.5 million).

Operations and maintenance expenses in the first nine months of 2004 were $74.3 million, 6 percent higher than in the first nine months of 2003. The $4.1 million increase was primarily due to higher payroll and payroll-related expenses resulting from employee additions, pay increases and higher benefit costs ($3.0 million), an increase in uncollectible accounts expense ($0.6 million), higher costs for gas technology research ($0.4 million), and higher administrative expenses associated with compliance activities relating to the Sarbanes-Oxley Act of 2002 ($1.1 million), offset, in part, by a decrease in energy efficiency rebates ($0.8 million).

Taxes Other than Income Taxes

Taxes other than income taxes, which are principally comprised of franchise, property and payroll taxes, increased $0.5 million, or 8 percent, and $2.4 million, or 10 percent, in the three- and nine-month periods ended Sept. 30, 2004, respectively, compared to the same periods in 2003. For the three- and nine-month periods ended Sept. 30, 2004, property taxes increased $0.4 million and $0.3 million, respectively, due to utility plant additions. Payroll taxes increased $0.2 million and $0.5 million, respectively, due to wage and salary increases. For the three- and nine-month periods ended Sept. 30, 2004, franchise taxes, which are based on gross revenues, increased $0.3 million and $1.2 million, respectively, reflecting higher gross revenues primarily due to higher rates.

Depreciation and Amortization

The Company’s depreciation and amortization expense increased $0.7 million, or 5 percent, and $2.0 million, or 5 percent, in the three- and nine-month periods ended Sept. 30, 2004, respectively, compared to the same periods in 2003. The increased expense reflects additional investments in its utility plant that were made to meet continuing customer growth, including the Company’s investment in the portion of the SMPE that was put into service in November 2003 (see “Financial Condition—Cash Flows—Investing Activities,” below).

Other Income

The following table summarizes other income by primary components for the three and nine months ended Sept. 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands)	2004	2003	2004	2003
Other income (expense):
Gains from Company-owned life insurance	$549	$728	$1,974	$2,237
Allowance for funds used during construction - equity component	355	302	544	552
Interest income	21	29	138	407
Other non-operating expense	(291)	(406)	(1,225)	(1,234)
Interest credits (charges) on deferred regulatory account balances	112	(197)	(171)	(987)
Earnings from equity investments of Financial Corporation	898	315	849	560

Total other income	$1,644	$771	$2,109	$1,535

Other income increased $0.9 million and $0.6 million in the three- and nine-month periods ended Sept. 30, 2004, respectively, compared to the same periods in 2003. The increase in the three-month period ended Sept. 30, 2004 was primarily due to higher earnings from equity investments of Financial Corporation ($0.6 million) and lower interest charges on deferred regulatory account balances ($0.3 million) reflecting lower credit balances in these accounts. The increase in the nine-month period ended Sept. 30, 2004 was primarily due to lower interest charges on deferred regulatory account balances ($0.8 million) and higher earnings from equity investments of Financial Corporation ($0.3 million), partially offset by lower interest income ($0.3 million) and lower gains from corporate-owned life insurance ($0.3 million).

Interest Charges – net of amounts capitalized

The Company’s net interest expense increased by $0.3 million, or 4 percent, in the three-month period ended Sept. 30, 2004 and decreased nominally in the nine-month period ended Sept. 30, 2004, compared to the same periods in 2003. The effect of the increase in the average balance of debt outstanding in 2004 was more than offset by lower weighted average interest costs on such borrowings and slightly higher interest credits from the debt component in the allowance for funds used during construction.

Income Taxes

The effective corporate income tax rate was 34.7 percent for the nine-month period ended Sept. 30, 2004, compared to 33.4 percent for the nine-month period ended Sept. 30, 2003. The increase in the effective income tax rate reflected the effect of tax benefits attributed to the exercise of employee stock options which is recognized differently for financial reporting and tax purposes ($0.3 million), the expiration of a federal low-income housing tax credit ($0.1 million) and the carry-forward of a federal low-income housing tax credit to a future tax year ($0.2 million), resulting in an overall increase in corporate tax expense for the nine-month period ended Sept. 30, 2004.

Financial Condition

Capital Structure

The Company’s goal is to maintain a capital structure comprised of 45 to 50 percent common stock equity, up to 5 percent preferred stock and 45 to 50 percent short-term and long-term debt. As of Sept. 30, 2004, the Company’s capital structure was comprised of 48 percent common stock equity and 52 percent short-term and long-term debt, compared to 46 percent common stock equity and 54 percent short-term and long-term debt as of Dec. 31, 2003. When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to meet long-term debt redemption requirements and to pay down outstanding commercial paper notes payable (see “Liquidity and Capital Resources” and “Cash Flows—Financing Activities,” below, and Notes 3, 5 and 6 in the 2003 Form 10-K).

Liquidity and Capital Resources

At Sept. 30, 2004, the Company had $4.1 million in cash and cash equivalents, compared to $7.0 million at Sept. 30, 2003 and $4.7 million at Dec. 31, 2003. Cash and cash equivalents at Sept. 30, 2003 was higher due to the Company’s remaining balance of proceeds from the sale of $40 million in long-term debt in the first quarter of 2003. Short-term liquidity is generally provided by cash from operations and from the sale of commercial paper notes, which are supported by commercial bank lines of credit. The Company had available through Sept. 30, 2004 and 2005 committed lines of credit with four commercial banks which were replaced in October 2004 (see “Lines of Credit,” below, Note 5, “Notes Payable and Lines of Credit,” in the accompanying financial statements and Note 6 in the 2003 Form 10-K).

Accounts receivable at Sept. 30, 2004 were $31.8 million, up $7.0 million or 28 percent from Sept. 30, 2003, due to a combination of higher rates and a higher amount of residential account balances for customers on payment plans. The allowance for uncollectible accounts at Sept. 30, 2004 was $1.2 million, $0.2 million or 11 percent lower than a year earlier, primarily due to lower reserve requirements for industrial accounts. A high percentage of the residential customers on payment plans were current in their payments on those plans as of Sept. 30, 2004.

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

Contractual Obligations

During the three-month period ended Sept. 30, 2004, the Company entered into contracts relating to expansion of its Mist gas storage system ($1.2 million) and services related to the renovation of the Company’s headquarters ($3.0 million). During the nine-month period ended Sept. 30, 2004, the Company also had contracts with the primary contractor for the construction of the SMPE. As of Sept. 30, 2004, there were $13.7 million of open contract commitments to this contractor. Other than contracts entered into in the ordinary course of business, there were no other material changes to the Company’s contractual obligations during the period. NW Natural also has obligations with respect to its pension and post-retirement medical plans. The Company’s contractual obligations are more fully described in Part II, Item 7., “Financial Condition—Liquidity and Capital Resources—Contractual Obligations,” and Note 7 in the 2003 Form 10-K.

Commercial Paper

The Company’s primary source of short-term funds is from the sale of commercial paper notes payable. In addition to issuing commercial paper to meet seasonal working capital requirements, NW Natural also issues commercial paper to fund capital requirements, which is periodically refinanced through the sale of long-term debt or equity securities. NW Natural sells commercial paper under an agency agreement with a commercial bank. NW Natural’s commercial paper outstanding is supported by its committed bank lines of credit (see “Lines of Credit,” below). NW Natural had $82.7 million in commercial paper notes outstanding at Sept. 30, 2004, compared to $85.2 million outstanding at both Sept. 30, 2003 and at Dec. 31, 2003. The proceeds from the sale of commercial paper in the third quarter of 2004 were used primarily for construction activities.

Lines of Credit

On Sept. 30, 2004, NW Natural’s committed lines of credit totaling $150 million expired or were terminated. There were no outstanding balances on the NW Natural lines of credit at Sept. 30, 2004.

Effective Oct. 1, 2004, NW Natural entered into lines of credit with four commercial banks totaling $150 million in aggregate. Half of the credit facility with each bank, totaling $75 million, is committed and available through Sept. 30, 2005, and the other $75 million is a three-year line, committed and available through Sept. 30, 2007. Before drawing upon the three-year portions of the credit lines, NW Natural must obtain the approval of the OPUC and the WUTC. Applications were filed in October 2004 and NW Natural expects that it will be able to secure such approvals.

Under the terms of these lines of credit, NW Natural pays commitment fees but is not required to maintain compensating bank balances. The interest rates on any outstanding borrowings under these lines of credit are based on current market rates.

NW Natural’s lines of credit require that credit ratings be maintained in effect at all times and that notice be given of any change in its senior unsecured debt ratings by Moody’s Investors Service, Inc. or

Standard & Poor’s Corporation. A change in NW Natural’s credit rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the lines of credit. However, interest rates on any loans outstanding under NW Natural’s bank lines are tied to credit ratings, which could increase or decrease the cost of any outstanding bank debt when ratings are changed.

The lines of credit require the Company to maintain an indebtedness to total capitalization ratio of 65 percent or less and to maintain a consolidated net worth at least equal to 80 percent of its net worth at Sept. 30, 2004, plus 50 percent of the Company’s net income for each subsequent fiscal quarter. NW Natural was in compliance with equivalent covenants in the prior year’s lines of credit at Sept. 30, 2004, with a net worth on a consolidated basis of $548.3 million compared to a required $414.0 million and an indebtedness to total capitalization ratio of 52 percent. Failure to comply with either of these covenants would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding.

On Sept. 30, 2004, Financial Corporation’s committed lines of credit totaling $10 million, and the associated parent guaranty of NW Natural, expired and were not renewed (see Note 6 in the 2003 Form 10-K). Financial Corporation does not intend to establish new lines of credit at this time.

Cash Flows

Operating Activities

Cash provided by operating activities was $99.6 million in the nine months ended Sept. 30, 2004, compared to $111.8 million in the first nine months of 2003. The $12.2 million, or 11 percent, decrease was due to a decrease in working capital sources ($12.9 million), partially offset by an increase in cash from operations before working capital changes ($0.7 million).

The primary factors contributing to the overall decrease in cash flow from operations included:

•	an increase in inventories of gas, materials and supplies in the first nine months of 2004, compared to a small decrease in inventories of gas, materials and supplies in the same period of 2003 ($20.2 million) reflecting higher natural gas prices;

•	an increase in deferred gas costs receivable in the first nine months of 2004, compared to an increase in deferred gas costs payable in 2003 ($16.0 million), reflecting different patterns of activity between the two periods with respect to purchased gas cost savings and off-system gas sales under NW Natural’s PGA tariff (see “Results of Operations—Comparison of Gas Operations—Cost of Gas Sold,” above);

partially offset by:

•	a larger increase in deferred income taxes and investment tax credits ($12.9 million), due in part to higher tax deductions pursuant to legislation in 2002 and 2003 providing for additional depreciation deductions for property acquired (see discussion below); and

•	increased collections from customers in the nine months ended Sept. 30, 2004 compared to the same period in the prior year. Collections from customers in 2004 and 2003 included amounts accrued but unbilled at Dec. 31, 2003 and 2002, respectively (see “Results of Operations—Comparison of Gas Operations—Residential and Commercial Sales,” above).

Cash from operations before working capital changes for the nine month period ended Sept. 30, 2004 was $64.0 million compared to $63.3 million in the nine months ended Sept. 30, 2003.

The Job Creation and Worker Assistance Act of 2002 (the Assistance Act) combined with the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the Reconciliation Act), allows an additional first-year tax depreciation deduction on the adjusted basis of “qualified property.” The Assistance Act provides for an additional depreciation deduction equal to 30 percent of an asset’s adjusted basis. The Reconciliation Act increased this first-year additional depreciation deduction to 50 percent of an asset’s adjusted basis. The additional first-year depreciation deduction is an acceleration of depreciation deductions that otherwise would have been taken in the later years of an asset’s recovery period. In general, the extra first-year depreciation deduction is available for most personal property acquired after Sept. 10, 2001, and before Sept. 11, 2004. The Company is realizing enhanced cash flow from reduced income taxes, totaling an estimated $40 million to $50 million, during the effective period, based on plant investments made or scheduled to be made between Sept. 11, 2001 and Dec. 31, 2004.

The Company has lease and purchase commitments relating to its operating activities that are financed with cash flows from operations (see “Liquidity and Capital Resources,” above, and Note 12 in the 2003 Form 10-K).

Investing Activities

Cash requirements for investing activities in the first nine months of 2004 totaled $116.0 million, up from $93.4 million in the same period of 2003. Cash requirements for utility construction totaled $112.1 million, up $22.0 million from the first nine months of 2003. The increase in cash requirements for utility construction in the first nine months of 2004 was primarily the result of higher capital expenditures relating to NW Natural’s SMPE project to extend the pipeline from its Mist gas storage field ($25.7 million), partially offset by a decrease in capital expenditures for special projects to serve new customer load or new service areas ($2.0 million). The SMPE pipeline was completed and placed into service in September 2004. The total cost of construction is estimated at $107.0 million, which includes amounts reflected in investing activities over the past few years. The cost of service associated with the SMPE project costs, net of deferred tax benefits, will be included in rates to customers beginning in the fourth quarter of 2004.

Investments in the Company’s pipeline integrity management programs (IMPs) were $0.6 million in the first nine months of 2004. NW Natural currently estimates that its IMP will cost approximately $1.0 million in 2004, and $50 million to $100 million over 10 years. NW Natural will classify its IMP costs as either capital expenditures or regulatory assets, accumulate the costs over each 12-month period ending June 30, and recover the costs, subject to audit, through rate changes effective on Oct. 1 of each year commencing Oct. 1, 2004. The accounting and rate treatment for these costs extends through Sept. 30, 2008, and it may be reviewed for potential extension after that date.

Investments in non-utility property during the first nine months of 2004 totaled $3.8 million, up from $2.1 million during the first nine months of 2003. The higher investments in 2004 were primarily for certain improvements to the Company’s gas pipeline system that were related to interstate gas storage services.

Financing Activities

Cash provided by financing activities in the first nine months of 2004 totaled $15.8 million, compared to cash used in financing activities of $18.8 million in the same period of 2003. Factors contributing to the $34.6 million increase in the first nine months of 2004 compared to 2003, were the $38.5 million of net proceeds from a common stock offering in April 2004 (see below) and last year’s $15 million decrease in long term debt balances, which were partially offset by a $17.9 million reduction in the amount of proceeds from short-term debt financing this year compared to last year.

In April 2004, the Company issued and sold 1,290,000 shares of its common stock in an underwritten public offering, and used the net proceeds of $38.5 million from the offering to reduce short-term indebtedness by about $29 million and to fund, in part, NW Natural’s utility construction program. The offering of common stock was pursuant to NW Natural’s universal shelf registration statement for the registration of $200 million of securities, which became effective in February 2004 (see Part II, Item 7., “Financial Condition—Liquidity and Capital Resources,” in the 2003 Form 10-K). After the common stock offering, there was a balance of approximately $160 million remaining under the shelf registration statement for the Company to issue additional securities, which may include First Mortgage Bonds and unsecured debt.

Pension Cost and Funding

Net periodic pension cost is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions”. The annual pension cost or income is allocated between operations and maintenance expense and construction overhead.

Net periodic pension cost for the Company’s qualified defined benefit pension plans was $6.2 million in 2003, compared to net pension income of $0.1 million and $4.1 million in 2002 and 2001, respectively. The increase in pension cost was largely due to investment losses in 2001 and 2002, which are recognized over a three-year period, and to lower discount rates which had the effect of increasing accumulated benefit obligations. The total year-to-date contributions were $2.9 million to the non-bargaining unit pension plan as of Sept. 30, 2004. An additional allowed $4.9 million contribution was made, together with a required contribution of $0.5 million, to the non-bargaining unit pension plan in October 2004 (see Note 7 to the accompanying Consolidated Financial Statements).

Ratios of Earnings to Fixed Charges

For the nine months and 12 months ended Sept. 30, 2004 and the 12 months ended Dec. 31, 2003, the Company’s ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 2.27, 2.83 and 2.84, respectively. A significant part of the business of the Company is of a seasonal nature; therefore, the ratio of earnings to fixed charges for the interim period is not necessarily indicative of the results for a full year.

For the purpose of calculating these ratios, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.

Contingent Liabilities

Environmental Matters

The Company is subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts. The Company believes that appropriate investigation or remediation is being undertaken at all the relevant sites. Based on existing knowledge, the Company does not expect that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations or cash flows. See Note 8, “Commitments and Contingencies—Environmental Matters,” to the accompanying Consolidated Financial Statements and Note 12 in the 2003 Form 10-K.

Legal Proceedings

The Company’s current legal proceedings are described in Note 8, “Commitments and Contingencies—Legal Proceedings,” to the accompanying Consolidated Financial Statements.

Forward-Looking Statements

This report and other presentations made by the Company from time to time may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and other statements that are other than statements of historical facts. The Company’s expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, each such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the

Company to differ materially from those projected in such forward-looking statements: (i) prevailing state and federal governmental policies and regulatory actions, including those of the OPUC, the WUTC and the U.S. Department of Transportation’s Office of Pipeline Safety, with respect to allowed rates of return, industry and rate structure, purchased gas cost and investment recovery, acquisitions and dispositions of assets and facilities, operation and construction of plant facilities, the maintenance of pipeline integrity, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws, regulations and policies; (ii) weather conditions and other natural phenomena; (iii) unanticipated population growth or decline, and changes in market demand caused by changes in demographic or customer consumption patterns; (iv) competition for retail and wholesale customers; (v) market conditions and pricing of natural gas relative to other energy sources; (vi) risks relating to the creditworthiness of customers and suppliers; (vii) risks relating to dependence on a single pipeline transportation provider for natural gas supply; (viii) risks resulting from uninsured damage to Company property, intentional or otherwise; (ix) unanticipated changes that may affect the Company’s liquidity or access to capital markets; (x) the Company’s ability to timely complete its assessment and, if necessary, remediation of internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (xi) unanticipated changes in interest or foreign currency exchange rates or in rates of inflation; (xii) economic factors that could cause a severe downturn in certain key industries, thus affecting demand for natural gas; (xiii) unanticipated changes in operating expenses and capital expenditures; (xiv) unanticipated changes in future liabilities relating to employee benefit plans; (xv) capital market conditions, including their effect on pension costs; (xvi) competition for new energy development opportunities; (xvii) potential inability to obtain permits, rights of way, easements, leases or other interests or other necessary authority to construct pipelines, develop storage or complete other system expansions; and (xviii) legal and administrative proceedings and settlements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, also are expressly qualified by these cautionary statements.

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

With respect to natural gas commodity price risk, NW Natural uses commodity swap and call option contracts to convert certain natural gas purchase contracts from floating prices to fixed prices, following guidelines set forth in its Derivatives Policy (see Note 1 and Note 11 in the 2003 Form 10-K). In the second and third quarters of 2004, NW Natural entered into natural gas commodity swap contracts extending for up to three years through October 2007, within constraints that limit the portion of estimated gas purchases that can be hedged this far in advance. The two-year and three-year price swaps are expected to have the effect of reducing NW Natural’s cost for the quantity of gas covered by these swap contracts for the first year of the contracts, compared to prices that otherwise would have applied, but they carry the risk that the cost for this quantity of gas in the second and third years of the swap contracts might be higher than otherwise would have applied. NW Natural expects its costs of gas, including its costs after netting hedge gains and losses from gas purchases covered by multi-year commodity swap contracts, to continue to be included in the cost of gas and factored into NW Natural’s annual PGA rate adjustments (see Part II, Item 7., “Results of Operations—Comparison of Gas Operations—Cost of Gas Sold,” in the 2003 Form 10-K).

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Litigation

The Company’s current legal proceedings are described in Part I, Item 1., Note 8, “Commitments and Contingencies—Legal Proceedings,” above.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended Sept. 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance forward				$26,800,000
07/01/04- 07/31/04	—	—	—	—
08/01/04- 08/31/04	—	—	—	—
09/01/04- 09/30/04	16,758	$31.90	—	—

Total	16,758	$31.90	—	$26,800,000

(1)	During the three months ended Sept. 30, 2004, the Company purchased (a) 5,000 shares of its common stock in the open market pursuant to a Restricted Stock Bonus Agreement between the Company and David H. Anderson, Senior Vice President and Chief Financial Officer, and (b) accepted 11,758 shares of its common stock as payment for a stock option exercise pursuant to the Company’s Restated Stock Option Plan.
(2)	On May 25, 2000, the Company announced a program to repurchase up to 2 million shares, or up to $35 million in value, of NW Natural’s common stock pursuant to a repurchase program that has been extended annually. The purchases are made in the open market or through privately negotiated transactions. Since the program’s inception, the Company has repurchased 355,400 shares of common stock at a total cost of $8.2 million. On April 22, 2004, NW Natural’s Board of Directors extended the program through May 31, 2005.

Item 5. OTHER INFORMATION

As previously reported in the Company’s Current Report on Form 8-K dated Sept. 28, 2004, on Sept. 22, 2004, the Company’s Board of Directors elected David H. Anderson to the position of Senior Vice President and Chief Financial Officer of the Company, effective Sept. 30, 2004. Mr. Anderson, 42, joins the Company from TXU Corporation where he worked most recently as Chief Financial Officer of TXU Gas, a subsidiary of TXU Corporation, since June 2004. In his 16-year career with TXU Corporation, he worked in various other capacities, including Vice President of Investor Relations and Shareholder Services from 1997 to 2003 and Senior Vice President, Principal Accounting Officer and Controller from 2003 to 2004. Prior to his service at TXU, he practiced public accounting in Texas. Mr. Anderson earned a degree in accounting from Texas Tech University.

Item 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated: November 8, 2004	/s/ Stephen P. Feltz
Stephen P. Feltz
Principal Accounting Officer
Treasurer and Controller

NORTHWEST NATURAL GAS COMPANY

EXHIBIT INDEX

To

Quarterly Report on Form 10-Q

For Quarter Ended

September 30, 2004

Document	Exhibit Number

Amendment to Retirement Agreement and Mutual Release of All Claims between a former executive officer and the Company dated October 19, 2004	(10)

Statement re: Computation of Per Share Earnings	(11)

Computation of Ratio of Earnings to Fixed Charges	(12)

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002	(31.1)

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002	(31.2)

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(32.1)