Form 10-K/A
period 2008-12-31
NORTHWEST NATURAL GAS CO
filed 2009-03-06
CIK 73020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [ X ]

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

EXPLANATORY NOTE

Northwest Natural Gas Company (“NW Natural”) is filing this amended annual report on Form 10-K/A solely to correct typographical errors on the cover page of its annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”). The cover of the Original Filing is being amended to indicate that NW Natural is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933. The cover is also being amended to check the “No” box, beside the statement regarding whether NW Natural is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Except as described above, no other changes have been made to the Original Filing and this annual report on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

EXHIBIT INDEX

Exhibit Number	Page
31.1(a)	4
31.2(a)	5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY

Date: March 6, 2009	By:	/s/ David H. Anderson
David H. Anderson, Senior Vice President and Chief Financial Officer

3