Form 10-Q
period 2009-09-30
NORTHWEST NATURAL GAS CO
filed 2009-11-05
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No  [   ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]        No  [   ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]       No  [ X ]

At October 31, 2009, 26,517,363 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY

For the Quarterly Period Ended September 30, 2009

Forward-Looking Statements

Statements and information included in this report that are not purely historical are forward-looking statements within the “safe harbor” provisions and meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are statements other than a statement of purely historical fact and include, but are not limited to, statements concerning plans, objectives, goals, business and financial strategies, future events or performance or operational efficiencies, trends, cyclicality and the seasonality of our business, growth, capitalization, company ratings, development of projects, future cost of gas or our ability to manage such costs, customer rates, gains or losses from our share of gas costs that are less than or more than the gas costs embedded in customer rates, acquisition of new gas supplies, workforce levels, cost reduction efforts, estimated expenditures, budgets, capital and construction costs, and future cash flows, costs of compliance, impact of accounting policies and standards, potential efficiencies, impacts of new laws and regulations, projected obligations and liabilities under retirement plans, adequacy of and shift in mix of gas supplies, and adequacy of accruals and regulatory deferrals.  Such statements are expressed in good faith and we believe have a reasonable basis; however, each forward-looking statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause our actual results to differ materially from those projected, including:

·
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

·	economic factors that could cause a severe downturn in the economy, in particular the economies of Oregon and Washington, thus affecting demand for natural gas;

·	unanticipated customer growth or decline and changes in market demand caused by changes in demographic or customer consumption patterns and the company’s market penetration in our region;

·	the creditworthiness of customers, suppliers and financial derivative counterparties;

·	market conditions and pricing of natural gas relative to other energy sources;

·	sufficiency of our liquidity position and unanticipated changes that may affect our liquidity or access to capital markets, including volatility in the credit markets and financial services sector;

·	capital market conditions, including their effect on financing costs, the fair value of pension assets and pension and other postretirement benefit costs;

·
application of the Oregon Public Utility Commission rules interpreting Oregon legislation intended to ensure that utilities do not collect more income taxes in rates than they actually pay to government entities;

·	weather conditions, natural phenomena including earthquakes or other geohazard events, and other pandemic events;

·	competition for retail and wholesale customers and our ability to remain price competitive;

·	our ability to access sufficient gas supplies and our dependence on a single pipeline transportation company for natural gas transmission;

·	property damage associated with a pipeline safety incident, as well as risks resulting from uninsured damage to our property, intentional or otherwise;

·	financial and operational risks, estimates and projections relating to business development and investment activities, including the Gill Ranch underground gas storage facility and Palomar pipeline;

·	unanticipated changes in interest rates, foreign currency exchange rates or in rates of inflation;

·	changes in estimates of potential liabilities relating to environmental contingencies or in timely and adequate regulatory or insurance recovery for such liabilities;

·	unanticipated changes in future liabilities and legislation relating to employee benefit plans, including changes in key assumptions;

·	our ability to transfer knowledge of our aging workforce and maintain a satisfactory relationship with the union that represents a majority of our workers;

·
potential inability to obtain permits, rights of way, easements, leases or other interests or other necessary authority to construct pipelines, develop storage or complete other system expansions and the timing of such projects;

·	federal, state or other regulatory actions related to climate change; and

·	legal and administrative proceedings and settlements.

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

NORTHWEST NATURAL GAS COMPANY
PART I.  FINANCIAL INFORMATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands, except per share amounts	2009	2008	2009	2008
Operating revenues:
Gross operating revenues	$116,854	$109,702	$703,269	$688,650
Less: Cost of sales	65,302	63,390	428,864	433,320
Revenue taxes	2,926	2,763	17,221	16,786
Net operating revenues	48,626	43,549	257,184	238,544
Operating expenses:
Operations and maintenance	27,122	27,434	91,248	81,732
General taxes	6,417	5,739	21,480	20,595
Depreciation and amortization	15,817	18,113	46,704	53,775
Total operating expenses	49,356	51,286	159,432	156,102
Income (loss) from operations	(730)	(7,737)	97,752	82,442
Other income and expense - net	1,238	641	2,860	2,754
Interest charges - net of amounts capitalized	10,672	9,289	30,048	27,652
Income (loss) before income taxes	(10,164)	(16,385)	70,564	57,544
Income tax expense (benefit)	(3,431)	(6,265)	26,848	21,199
Net income (loss)	$(6,733)	$(10,120)	$43,716	$36,345
Average common shares outstanding:
Basic	26,515	26,445	26,508	26,425
Diluted	26,515	26,445	26,608	26,582
Earnings (loss) per share of common stock:
Basic	$(0.25)	$(0.38)	$1.65	$1.38
Diluted	$(0.25)	$(0.38)	$1.64	$1.37

See Notes to Consolidated Financial Statements.

NORTHWEST NATURAL GAS COMPANY
PART I. FINANCIAL INFORMATION
Consolidated Balance Sheets
(Unaudited)

	Sept. 30,	Sept. 30,	Dec. 31,
Thousands	2009	2008	2008
Assets:
Plant and property:
Utility plant	$2,197,533	$2,113,898	$2,142,988
Less accumulated depreciation	674,575	647,248	659,123
Utility plant - net	1,522,958	1,466,650	1,483,865
Non-utility property	101,974	72,919	74,506
Less accumulated depreciation	10,194	8,924	9,314
Non-utility property - net	91,780	63,995	65,192
Total plant and property	1,614,738	1,530,645	1,549,057

Current assets:
Cash and cash equivalents	13,736	4,105	6,916
Restricted cash	20,830	-	4,118
Accounts receivable	28,992	27,182	81,288
Accrued unbilled revenue	19,060	16,560	102,688
Allowance for uncollectible accounts	(1,827)	(1,752)	(2,927)
Regulatory assets	60,306	111,755	147,319
Fair value of non-trading derivatives	13,924	4,066	4,592
Inventories:
Gas	86,921	91,797	86,134
Materials and supplies	9,775	10,840	9,933
Income taxes receivable	28,837	7,914	20,811
Prepayments and other current assets	11,014	11,369	20,098
Total current assets	291,568	283,836	480,970

Investments, deferred charges and other assets:
Regulatory assets	296,814	182,668	288,470
Fair value of non-trading derivatives	3,711	195	146
Other investments	64,841	62,878	53,231
Restricted cash	-	5,006	901
Other non-current assets	18,173	10,352	5,377
Total investments, deferred charges and other assets	383,539	261,099	348,125
Total assets	$2,289,845	$2,075,580	$2,378,152

See Notes to Consolidated Financial Statements.

NORTHWEST NATURAL GAS COMPANY
PART I.  FINANCIAL INFORMATION
Consolidated Balance Sheets
(Unaudited)

	Sept. 30,	Sept. 30,	Dec. 31,
Thousands	2009	2008	2008
Capitalization and liabilities:
Capitalization:
Common stock	$336,686	$335,514	$336,754
Earnings invested in the business	308,282	273,281	296,005
Accumulated other comprehensive income (loss)	(4,094)	(3,946)	(4,386)
Total common stock equity	640,874	604,849	628,373
Long-term debt	637,000	512,000	512,000
Total capitalization	1,277,874	1,116,849	1,140,373

Current liabilities:
Notes payable	71,890	174,802	248,000
Accounts payable	61,757	53,522	94,422
Taxes accrued	11,353	11,420	12,455
Interest accrued	12,287	11,138	2,785
Regulatory liabilities	57,096	23,882	20,456
Fair value of non-trading derivatives	39,428	109,012	136,735
Other current and accrued liabilities	28,891	28,523	36,467
Total current liabilities	282,702	412,299	551,320

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	301,336	223,088	257,831
Regulatory liabilities	244,315	221,927	228,157
Pension and other postretirement benefit liabilities	119,011	44,637	138,229
Fair value of non-trading derivatives	1,660	11,300	21,646
Other non-current liabilities	62,947	45,480	40,596
Total deferred credits and other liabilities	729,269	546,432	686,459
Commitments and contingencies (see Note 11)	-	-	-
Total capitalization and liabilities	$2,289,845	$2,075,580	$2,378,152

See Notes to Consolidated Financial Statements.

NORTHWEST NATURAL GAS COMPANY
PART I. FINANCIAL INFORMATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
Thousands	2009	2008
Operating activities:
Net income	$43,716	$36,345
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	46,704	53,775
Deferred income taxes and investment tax credits	37,523	15,850
Undistributed earnings from equity investments	(927)	74
Deferred gas savings (costs) - net	28,210	(42,458)
Gain on sale of non-utility investments	-	(1,737)
Non-cash expenses related to qualified defined benefit pension plans	7,359	2,301
Contributions to qualified defined benefit pension plans	(25,000)	-
Deferred environmental costs	(8,053)	(5,654)
Income from life insurance investments	(2,666)	(1,437)
Settlement of interest rate hedge	(10,096)	-
Deferred regulatory and other	(10,818)	(2,278)
Changes in working capital:
Accounts receivable and accrued unbilled revenue - net	136,057	102,566
Inventories of gas, materials and supplies	(629)	(22,693)
Income taxes receivable	(8,026)	(7,914)
Prepayments and other current assets	8,183	7,230
Accounts payable	(43,374)	(67,948)
Accrued interest and taxes	8,400	6,594
Other current assets and accrued liabilities	(7,238)	(664)
Cash provided by operating activities	199,325	71,952
Investing activities:
Investment in utility plant	(68,526)	(66,761)
Investment in non-utility property	(16,697)	(5,841)
Proceeds from sale of non-utility investments	-	7,531
Proceeds from life insurance	761	208
Restricted cash	(15,811)	(5,006)
Other	3,741	(5,285)
Cash used in investing activities	(96,532)	(75,154)
Financing activities:
Common stock issued (purchased) - net	(478)	3,655
Long-term debt issued	125,000	-
Long-term debt retired	-	(5,000)
Change in short-term debt	(188,961)	31,702
Cash dividend payments on common stock	(31,410)	(29,722)
Other	(124)	565
Cash provided by (used in) financing activities	(95,973)	1,200
Increase (decrease) in cash and cash equivalents	6,820	(2,002)
Cash and cash equivalents - beginning of period	6,916	6,107
Cash and cash equivalents - end of period	$13,736	$4,105

Supplemental disclosure of cash flow information:
Interest paid	$19,651	$19,413
Income taxes paid	$7,500	$14,800

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

In this report, the term “utility” is used to describe the gas distribution business and the term “non-utility” is used to describe the gas storage businesses and other non-utility investments and business activities. Intercompany accounts and transactions have been eliminated, except for transactions required to be included pursuant to regulatory accounting standards to reflect the effect of such regulation.

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

Investments in corporate joint ventures and partnerships in which our ownership interest is 50 percent or less and over which we do not exercise control are accounted for by the equity method or the cost method of accounting.

Our accounting policies are described in Note 1 of the 2008 Form 10-K.  There were no significant changes to those accounting policies during the three and nine months ended September 30, 2009.  See below for a further discussion of newly adopted standards and recent accounting pronouncements.

Newly Adopted Standards

Business Combinations. Effective January 1, 2009, we adopted authoritative guidance on business combinations. This guidance amends the principles and requirements for how an acquiror accounts for and discloses its business combinations.  The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.

Noncontrolling Interests.  Effective January 1, 2009, we adopted authoritative guidance on consolidation.  This guidance amends the reporting requirements of consolidation for noncontrolling interests in subsidiaries to improve the relevance, comparability and transparency of the financial information disclosed. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.

Derivative Instruments and Hedging Activities.  Effective January 1, 2009, we adopted authoritative guidance on derivatives and hedging, which requires enhanced disclosures on derivative instruments and hedging activities.  This guidance expands disclosures by adding qualitative disclosures about our hedging objectives and strategies, fair value gains and losses, and credit-risk-related contingent features in derivative agreements.  The disclosures are intended to provide an enhanced understanding of:

·	how and why we use derivative instruments;
·	how derivative instruments and related hedge items are accounted for; and
·	how derivative instruments and related hedged items affect our financial condition, results of operations and cash flows.

The adoption and implementation of this standard did not have, and is not expected to have, a material effect on our financial statement disclosures.  The required disclosures are included in Note 10, below.

Determining Whether Share-Based Payment Transactions are Participating Securities.  Effective January 1, 2009, we adopted authoritative guidance on earnings per share.  This guidance requires nonforfeitable rights to dividends or dividend equivalents on unvested share-awards to be included in the computation of earnings per share under the two-class method.  The adoption of this standard did not have, and is not expected to have, a material effect on our financial condition, results of operations or cash flows.

Interim Disclosures about Financial Instruments.  Effective for periods ending after June 15, 2009, we adopted authoritative guidance on financial instruments.  This guidance requires disclosures about the fair value of financial instruments to be made in interim reporting periods where summarized financial information is issued.  The adoption of this standard did not have a material effect on our disclosures.  See Note 5 and Note 10, below.

Fair Value Considerations.  Effective for periods ending after June 15, 2009, we adopted authoritative guidance on fair value measures and disclosures.  This guidance provides an outline and required disclosures, if necessary, to determine if the market for measuring our financial instruments has significantly decreased in volume and level of activity.  The adoption of this standard did not have a material effect on our financial statement disclosures.

Subsequent Events. Effective for periods ending after June 15, 2009, we adopted authoritative guidance on subsequent events.  This guidance establishes principles and disclosure requirements for events or transactions that occur after the balance sheet date but before the financial statements are issued. As of November 5, 2009, we have evaluated events subsequent to the balance sheet date, and no subsequent events are reported.

Recent Accounting Pronouncements

Plan Assets in Postretirement Benefit Plans. In December 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance on pension and other postretirement benefits, which requires enhanced disclosures of plan assets in an employer’s defined benefit pension or other postretirement benefit plans.  These changes are effective for reporting periods ending after December 15, 2009.  The disclosures are intended to provide an enhanced understanding of:

·	how investment allocation decisions are made;
·	the major categories of plan assets;
·	the inputs and valuation techniques used to measure the fair value of plan assets;
·	the effect of fair value measurements using significant unobservable inputs (Level 3 input from accounting for fair value measures and disclosures) on changes in plan assets for the period; and
·	significant concentration or risk within plan assets.

The adoption of this pronouncement is not expected to have a material effect on our financial statement disclosures.

Variable Interest Entity.  In June 2009, the FASB issued authoritative guidance on variable interest entities. This guidance requires an analysis to determine whether our variable interest provides us with a controlling financial interest in the variable interest entity. It defines the primary beneficiary of the variable interest entity as the entity having:

·	power to control the activities that most significantly impact the performance; and
·	the obligation to absorb losses or right to receive benefits from the entity that could potentially be significant to the variable interest entity.

These changes are effective for the first annual reporting period that begins after November 15, 2009.  We are evaluating the impact these updates will have on our investments in variable interest entities.  If consolidated, our variable interest entities could have a material impact on our balance sheet, but it is not expected to materially impact our results of operations or cash flows.

  2.           Segment Information

We operate in two primary reportable business segments, local gas distribution and gas storage.  We also have other investments and business activities not specifically related to either of these two reporting segments which we aggregate and report as “other.”  We refer to our local gas distribution business as the “utility,” and our “gas storage” and “other” business segments as “non-utility.” Our gas storage segment includes Gill Ranch in California and a portion of our Mist underground storage facility in Oregon, and our “other” segment includes an equity investment in Palomar and Financial Corporation.

The following tables present information about the reportable segments for the three and nine months ended September 30, 2009 and 2008.  Inter-segment transactions are insignificant.

	Three Months Ended September 30,
Thousands	Utility	Gas Storage	Other	Total
2009
Net operating revenues	$43,617	$4,977	$32	$48,626
Depreciation and amortization	15,484	333	-	15,817
Income (loss) from operations	(5,081)	4,354	(3)	(730)
Net income (loss)	(9,163)	2,255	175	(6,733)
2008
Net operating revenues	$39,277	$4,242	$30	$43,549
Depreciation and amortization	17,672	441	-	18,113
Income (loss) from operations	(11,066)	3,315	14	(7,737)
Net income (loss)	(12,359)	1,917	322	(10,120)

	Nine Months Ended September 30,
Thousands	Utility	Gas Storage	Other	Total
2009
Net operating revenues	$241,775	$15,302	$107	$257,184
Depreciation and amortization	45,696	1,008	-	46,704
Income from operations	84,768	12,951	33	97,752
Net income	36,580	7,021	115	43,716
Total assets at Sept. 30, 2009	2,157,411	114,243	18,191	2,289,845
2008
Net operating revenues	$223,839	$14,578	$127	$238,544
Depreciation and amortization	52,684	1,091	-	53,775
Income from operations	70,262	12,065	115	82,442
Net income	27,440	6,758	2,147	36,345
Total assets at Sept. 30, 2008	1,990,073	71,478	14,029	2,075,580
Total assets at Dec. 31, 2008	2,289,601	72,073	16,478	2,378,152

Included in total assets at September 30, 2009 and 2008, our major non-utility investments were as follows:

·	Mist gas storage (excluding amounts allocated to our utility) was $58.2 million and $56.8 million, respectively;
·	Gill Ranch storage was $28.9 million and $11.5 million, respectively;
·	Palomar was $12.4 million and $11.8 million, respectively; and
·	Financial Corporation was $1.0 million for both periods.

In April 2008, we sold our investment in a Boeing 737-300 aircraft for approximately $6.2 million cash, plus accrued rents.  As a result of the sale, we recognized an after-tax gain of $1.1 million in the second quarter of 2008, which was recorded in our other segment.

In March 2009, Gill Ranch entered into a cash collateralized credit facility for up to $40 million that has been extended until September 30, 2010.  As of September 30, 2009, Gill Ranch had $15.8 million of borrowings outstanding included under notes payable on the balance sheet, with the corresponding cash collateral required under its credit facility included in restricted cash on the balance sheet. The effective interest rate on Gill Ranch’s credit facility is 0.8 percent.

Palomar has precedent agreements whereby a significant majority of the pipeline capacity is committed to one shipper.  In April 2009, Palomar and that majority shipper replaced the prior precedent agreement with a new agreement and Palomar received cash proceeds of $15.8 million which had supported the shipper's obligations under the prior agreement.  These proceeds were recorded by Palomar as a reduction in construction capital costs. The new agreement is for the same amount of pipeline capacity as the prior agreement. Our maximum loss exposure related to Palomar as of September 30, 2009 is limited to our net investment balance of $12.4 million.  Our loss exposure would be reduced by any credit support recovered from third parties should they default on current agreements.

3.	Capital Stock

As of September 30, 2009, our common shares authorized were 100,000,000 and our outstanding shares were 26,517,063.

We have a common share repurchase program under which we may purchase shares on the open market or through privately negotiated transactions. The Board has authorized repurchases through May 31, 2010 up to an aggregate 2.8 million shares or $100 million. No shares were repurchased under this program during the nine months ended September 30, 2009.  Since inception in 2000, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

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

As of September 30, 2009, there was $0.9 million of unrecognized compensation cost related to the unvested portion of outstanding stock option awards expected to be recognized over a period extending through 2012.  For the nine months ended September 30, 2009 and 2008, the expense recognized based on the fair value of stock options was $0.4 million and $0.5 million, respectively, of which less than $0.1 million was capitalized for both periods.

5.	Cost and Fair Value Basis of Long-Term Debt

In March 2009, we issued $75 million of 5.37 percent secured medium-term notes (MTNs) due February 1, 2020.   Proceeds from these MTNs were used to redeem short-term debt of the utility and for general corporate purposes, including funding utility capital expenditures and working capital needs.  On July 9, 2009, we issued another $50 million of secured MTNs with an interest rate of 3.95 percent and a maturity of July 15, 2014.  Proceeds from these MTNs were used to fund utility capital expenditures as well as to redeem short-term debt.

At September 30, 2009 and 2008 and December 31, 2008, we had outstanding long-term debt as follows:

	Sept. 30,	Sept. 30,	Dec. 31,
Thousands	2009	2008	2008
Medium-Term Notes
First Mortgage Bonds:
4.11 % Series B due 2010	$10,000	$10,000	$10,000
7.45 % Series B due 2010	25,000	25,000	25,000
6.665% Series B due 2011	10,000	10,000	10,000
7.13 % Series B due 2012	40,000	40,000	40,000
8.26 % Series B due 2014	10,000	10,000	10,000
3.95 % Series B due 2014(1)	50,000	-	-
4.70 % Series B due 2015	40,000	40,000	40,000
5.15 % Series B due 2016	25,000	25,000	25,000
7.00 % Series B due 2017	40,000	40,000	40,000
6.60 % Series B due 2018	22,000	22,000	22,000
8.31 % Series B due 2019	10,000	10,000	10,000
7.63 % Series B due 2019	20,000	20,000	20,000
5.37 % Series B due 2020(2)	75,000	-	-
9.05 % Series A due 2021	10,000	10,000	10,000
5.62 % Series B due 2023	40,000	40,000	40,000
7.72 % Series B due 2025	20,000	20,000	20,000
6.52 % Series B due 2025	10,000	10,000	10,000
7.05 % Series B due 2026	20,000	20,000	20,000
7.00 % Series B due 2027	20,000	20,000	20,000
6.65 % Series B due 2027(3)	20,000	20,000	20,000
6.65 % Series B due 2028	10,000	10,000	10,000
7.74 % Series B due 2030	20,000	20,000	20,000
7.85 % Series B due 2030	10,000	10,000	10,000
5.82 % Series B due 2032	30,000	30,000	30,000
5.66 % Series B due 2033	40,000	40,000	40,000
5.25 % Series B due 2035	10,000	10,000	10,000
Total long-term debt	$637,000	$512,000	$512,000

(1)	Issued in July 2009.
(2)	Issued in March 2009.
(3)
In October 2009 we were notified that one investor in our 6.65 percent secured MTNs due 2027 was exercising its right under a one-time put option, thereby redeeming $0.3 million of the $20 million outstanding in November 2009.  This one-time put option has now expired, and the remaining $19.7 million will be redeemed at maturity in November 2027.

The following table provides an estimate of the fair value of our long-term debt as of September 30, 2009 and December 31, 2008, using market prices in effect on the valuation dates. The fair value of our long-term debt issues were estimated using marketable debt securities with similar credit ratings, terms and remaining maturities.

	Sept. 30, 2009		Dec. 31, 2008
	Carrying	Estimated	Carrying	Estimated
Thousands	Amount	Fair Value	Amount	Fair Value
Long-term debt including amounts due
within one year	$637,000	$670,116	$512,000	$505,828

6.	Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during each period presented.  The diluted earnings per share calculation includes common shares outstanding and the potential effects of the assumed exercise of stock options outstanding and estimated stock awards from other stock-based compensation plans.  Diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
Thousands, except per share amounts	2009	2008	2009	2008
Net income (loss)	$(6,733)	$(10,120)	$43,716	$36,345
Average common shares outstanding - basic	26,515	26,445	26,508	26,425
Additional shares for stock-based compensation plans	-	-	100	157
Average common shares outstanding - diluted	26,515	26,445	26,608	26,582
Earnings (loss) per share of common stock - basic	$(0.25)	$(0.38)	$1.65	$1.38
Earnings (loss) per share of common stock - diluted	$(0.25)	$(0.38)	$1.64	$1.37

For the three months ended September 30, 2009 and 2008, 111,094 and 163,555 common share equivalents, respectively, were excluded from the calculation of diluted earnings per share because the effect of these additional shares on the net loss for both periods would have been anti-dilutive.  For the nine months ended September 30, 2009 and 2008, 3,601 and 359 common share equivalents, respectively, were excluded from the calculation of diluted earnings per share because the effect of these shares would have been anti-dilutive.

7.	Pension and Other Postretirement Benefits

The following tables provide the components of net periodic benefit cost for our company-sponsored qualified and non-qualified defined benefit pension plans and other postretirement benefit plans:

	Three Months Ended Sept. 30,
			Other Postretirement
	Pension Benefits		Benefits
Thousands	2009	2008	2009	2008
Service cost	$1,472	$1,654	$147	$133
Interest cost	4,474	4,302	405	349
Expected return on plan assets	(3,783)	(4,777)	-	-
Amortization of loss	1,786	96	5	-
Amortization of prior service cost	307	314	50	48
Amortization of transition obligation	-	-	103	103
Net periodic benefit cost	4,256	1,589	710	633
Amount allocated to construction	(1,220)	(387)	(233)	(212)
Net amount charged to expense	$3,036	$1,202	$477	$421

	Nine Months Ended Sept. 30,
			Other Postretirement
	Pension Benefits		Benefits
Thousands	2009	2008	2009	2008
Service cost	$4,799	$4,962	$442	$398
Interest cost	13,458	12,906	1,218	1,047
Expected return on plan assets	(11,772)	(14,331)	-	-
Amortization of loss	5,103	288	13	-
Amortization of prior service cost	918	941	148	147
Amortization of transition obligation	-	-	309	309
Net periodic benefit cost	12,506	4,766	2,130	1,901
Amount allocated to construction	(3,576)	(1,175)	(697)	(643)
Net amount charged to expense	$8,930	$3,591	$1,433	$1,258

See Part II, Item 8., Note 7, in the 2008 Form 10-K for more information about our pension and other postretirement benefit plans.

In addition to the company-sponsored defined benefit plans referred to above, we contribute to a multiemployer pension plan for our bargaining unit employees in accordance with our collective bargaining agreement, known as the Western States Office and Professional Employees International Union Pension Fund (Western States Plan).  The Western States Plan is managed by a board of trustees that includes equal representation from participating employers and labor unions. Contribution rates are established by collective bargaining agreements and benefit levels are set by the board of trustees based on the advice of an independent actuary regarding the level of benefits that agreed-upon contributions are expected to support.  The Western States Plan currently has an accumulated funding deficiency for the current plan year and remains in “critical status.” Federal law requires pension plans in critical status to adopt a rehabilitation plan designed to restore the financial health of the plan. Rehabilitation plans may specify benefit reductions, contribution surcharges, or a combination of the two. We made contributions totaling $0.3 million to the Western States Plan for both the nine months ended September 30, 2009 and 2008.  The Western States Plan board of trustees imposed a 5 percent contribution surcharge to participating employers, including NW Natural, beginning in August 2009, which increases to a 10 percent contribution surcharge beginning January 2010.  The board of trustees adopted a rehabilitation plan that reduces benefit accrual rates and adjustable benefits for active employee participants and increases employer contribution rates.  These changes are expected to improve funding status of the plan.  Contribution surcharges above 10 percent will be assessed to employer participants, but these higher surcharges would not go into effect for NW Natural until its next collective bargaining agreement, which is expected to be no earlier than June 1, 2014.  Under the terms of our collective bargaining agreement, which became effective in July 2009, we can withdraw from the Western States Plan at any time.  If we withdraw and the plan is underfunded, we could be assessed a withdrawal liability.  We have no current intent to withdraw from the plan, so we have not recorded a withdrawal liability.

Employer Contributions

We make contributions periodically to our single-employer qualified defined benefit pension plans based on actuarial assumptions and estimates, tax regulations and funding requirements under federal law. In April 2009, we made an aggregate $25 million cash contribution for the 2008 plan year. In addition, we made cash contributions for our unfunded, non-qualified pension plans and other postretirement benefit plans in the form of ongoing benefit payments of $2.3 million and $2.0 million during the nine months ended September 30, 2009 and 2008, respectively.   For more information see Part II, Item 8., Note 7, in the 2008 Form 10-K.

8.	Comprehensive Income

Items excluded from net income and charged directly to common stock equity are included in accumulated other comprehensive income (loss), net of tax.  The amount of accumulated other comprehensive loss in common stock equity is $4.1 million, $3.9 million and $4.4 million at September 30, 2009 and 2008 and December 31, 2008, respectively, which is related to employee benefit plan liabilities and unrealized gains or losses from derivatives not included under regulatory assets and liabilities (see Note 10, below).  The following table provides a reconciliation of net income to total comprehensive income for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
Thousands	2009	2008	2009	2008
Net income (loss)	$(6,733)	$(10,120)	$43,716	$36,345
Amortization of employee benefit plan liability, net of tax	166	55	292	165
Change in unrealized loss from derivatives, net of tax	-	(1,517)	-	(609)
Total comprehensive income (loss)	$(6,567)	$(11,582)	$44,008	$35,901

9.	Fair Value of Financial Instruments

We use fair value measurements to record adjustments to certain financial instruments and to determine fair value disclosures.  As of September 30, 2009 and 2008 and December 31, 2008, we recorded our derivatives at fair value according to accounting standards for fair value measurements and disclosures.

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

It is our policy to use quoted market prices to develop fair value measurements whenever available, or to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. Derivative contracts outstanding at September 30, 2009 and 2008 and December 31, 2008 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data.  These models are primarily industry-standard models that consider various inputs including: (a) quoted future prices for commodities; (b) forward currency prices; (c) time value; (d) volatility factors; (e) current market and contractual prices for underlying instruments; (f) market interest rates and yield curves; and (g) credit spreads, as well as other relevant economic measures.

We include nonperformance risk in calculating fair value adjustments.  This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position.  Our assessment of nonperformance risk is generally derived from the credit default swap market or from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at September 30, 2009 and 2008 and December 31, 2008.

The following table provides the fair value measurements for our derivative assets and liabilities as of September 30, 2009 and 2008 and December 31, 2008:

		Sept. 30,	Sept. 30,	Dec. 31,
Thousands	Description of Derivative Inputs	2009	2008	2008
Level 1	Quoted prices in active markets	$-	$-	$-
Level 2	Significant other observable inputs	(23,453)	(116,051)	(153,643)
Level 3	Significant unobservable inputs	-	-	-
		$(23,453)	$(116,051)	$(153,643)

10.	Derivative Instruments

We enter into forward contracts and other derivative instruments primarily to manage commodity prices related to natural gas supply requirements and interest rates related to existing or anticipated debt issuances.

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

The 2009-10 gas year volumes hedged with financial contracts at September 30, 2009 totaled 393 million therms.  At September 30, 2009, we were 60 to 70 percent hedged for the remainder of the 2008-09 gas year and approximately 54 percent hedged with financial contracts for the 2009-10 gas year based on anticipated sales volumes, with approximately an additional 12 percent hedged with physical supplies in gas storage for the 2009-10 gas year.  At September 30, 2009, we were between 10 and 15 percent hedged with financial contracts for the 2010-11 and 2011-12 gas years.

The following table discloses the balance sheet presentation of our derivative instruments as of September 30, 2009 and 2008 and December 31, 2008:

	Fair Value of Derivative Instruments
	Sept. 30, 2009		Sept. 30, 2008		Dec. 31, 2008
Thousands	Current	Non-Current	Current	Non-Current	Current	Non-Current
Assets: (1)
Natural gas commodity	$13,924	$3,711	$4,066	$195	$4,592	$146
Total	$13,924	$3,711	$4,066	$195	$4,592	$146
Liabilities: (2)
Natural gas commodity	$39,087	$1,660	$108,833	$8,936	$136,290	$9,734
Interest rate	-	-	-	2,364	-	11,912
Foreign exchange	341	-	179	-	445	-
Total	$39,428	$1,660	$109,012	$11,300	$136,735	$21,646

(1) Unrealized fair value gains are classified under current- or non-current assets as fair value of non-trading derivatives.
(2) Unrealized fair value losses are classified under current- or non-current liabilities as fair value of non-trading derivatives.

The following table discloses the income statement presentation for the unrealized gains and losses from our derivative instruments for the three and nine months ended September 30, 2009 and 2008.  It also illustrates that all of our derivative instruments are related to regulated utility operations and derivative gains and losses are deferred to balance sheet accounts in accordance with regulatory accounting.

	Three Months Ended
	September 30, 2009		September 30, 2008
Thousands	Natural gas commodity (1)	Foreign exchange (3)	Natural gas commodity (1)	Interest rate (2)	Foreign exchange (3)
Cost of sales	$50,149	$-	$(174,981)	$-	$-
Other comprehensive income	-	(288)	1,517	(1,006)	(142)
Less:
Amounts deferred to regulatory accounts on balance sheet	(50,149)	288	173,464	1,006	142
Total impact on earnings	$-	$-	$-	$-	$-

	Nine Months Ended
	September 30, 2009		September 30, 2008
Thousands	Natural gas commodity (1)	Foreign exchange (3)	Natural gas commodity (1)	Interest rate (2)	Foreign exchange (3)
Cost of sales	$(23,112)	$-	$(114,158)	$-	$-
Other comprehensive income	-	(341)	650	(2,364)	(179)
Less:
Amounts deferred to regulatory accounts on balance sheet	23,112	341	113,508	2,364	179
Total impact on earnings	$-	$-	$-	$-	$-

(1)	Unrealized gain (loss) from natural gas commodity hedge contracts is recorded in cost of sales and reclassified to regulatory deferral accounts on the balance sheet.
(2)	Unrealized gain (loss) from interest rate hedge contracts is recorded in other comprehensive income (loss) and reclassified to regulatory deferral accounts on the balance sheet.
(3)	Unrealized gain (loss) from foreign exchange forward purchase contracts is recorded in other comprehensive income, and reclassified to regulatory deferral accounts on the balance sheet.

The gross derivative liability excludes the netting of collateral.  We had no collateral posted as of September 30, 2009.  We attempt to minimize our potential exposure to collateral calls by our counterparties to manage our liquidity risk.  Based on our current credit rating, most counterparties allow us credit limits that range from $15 million to $25 million before collateral postings are required.  We measure our collateral call exposure under credit support agreements, which generally contain credit limits based on our credit ratings. We also could be subject to collateral call exposure where we have agreed to provide adequate assurance, which is not specific as to amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.  Based upon the current unrealized loss of $24.6 million, the fair value associated with estimated collateral calls is included in the table below.  The following table discloses the estimates with and without potential adequate assurance calls, using outstanding derivative instruments at September 30, 2009, based on current gas prices and with various credit rating scenarios for NW Natural.

Thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$-	$-	$-	$-	$13,053
Without Adequate Assurance Calls	$-	$-	$-	$-	$9,683

In the three and nine months ended September 30, 2009, we realized net losses of $29.1 million and $150.8 million, respectively, from the settlement of natural gas hedge contracts, which were recorded as increases to the cost of gas, compared to net gains of $2.1 million and $23.4 million, respectively, for the three and nine months ended September 30, 2008, which were recorded as decreases to the cost of gas.  The currency exchange rate in all foreign currency forward purchase contracts is included in our purchased cost of gas at settlement; therefore, no gain or loss is recorded from the settlement of those contracts.  We settled our $50 million interest rate swap in March 2009 concurrent with our issuance of the underlying long-term debt and realized a $10.1 million effective hedge loss, which will be amortized to interest expense over the term of the debt.

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

Environmental Matters

We own, or have previously owned, properties that require environmental investigation and potential remediation.  We accrue all material loss contingencies relating to these properties that we believe to be probable of assertion and reasonably estimable.  We continue to study and evaluate the extent of our potential environmental liabilities at each identified site.  Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several environmental site investigations, the amount or range of potential loss beyond the amounts currently accrued, and the probabilities thereof, cannot currently be reasonably estimated.  See Part II, Item 8., Note 12, in the 2008 Form 10-K.

The status of each site currently under investigation is provided below.

Gasco site. We own property in Multnomah County, Oregon that is the site of a former gas manufacturing plant that was closed in 1956 (the Gasco site). The Gasco site has been under investigation by us for environmental contamination under the Oregon Department of Environmental Quality’s (ODEQ) Voluntary Clean-Up Program. In September 2003, we filed a Feasibility Scoping Plan and an Ecological and Human Health Risk Assessment with the ODEQ, which outlined a range of remedial alternatives for the most contaminated portion of the Gasco site. In May 2007, we completed a revised Upland Remediation Investigation Report and submitted it to the ODEQ for review.  In November 2007, we submitted a Focused Feasibility Study for groundwater source control which ODEQ conditionally approved in March 2008.

Source control design is underway and we plan to submit an interim design report to ODEQ in the fourth quarter of 2009. During the third quarter of 2009, we signed a joint Order on Consent with the U.S. Environmental Protection Agency (EPA) which requires the design of a final remedial action for the Gasco sediments.   Accordingly, based on a review of the current baseline methodology for potential remediation, we accrued an additional $27.5 million for the new sediments project in the third quarter of 2009.  As of September 30, 2009, our net liability balance increased to $51.0 million, which is estimated at the low end of the range of potential liability because no amount within the range is considered to be more likely than another and the high end of the range cannot reasonably be estimated.

Siltronic site. We previously owned property adjacent to the Gasco site that now is the location of a manufacturing plant owned by Siltronic Corporation (the Siltronic site). In 2005, ODEQ directed NW Natural to complete a Remedial Investigation/Feasibility Study (RI/FS) for manufactured gas plant wastes on the uplands at this site.  ODEQ approved NW Natural’s investigation work plan, and field work for the investigation is ongoing.  During the third quarter of 2009, we signed a joint Order on Consent with the EPA for the design of a final sediment remedy.  The net liability balance at September 30, 2009 for the Siltronic site is $1.1 million, which is at the low end of the range of potential liability because no amount within the range is considered to be more likely than another and the high end of the range cannot reasonably be estimated.

Portland Harbor site. In 1998, the ODEQ and the EPA completed a study of sediments in a 5.5-mile segment of the Willamette River (Portland Harbor) that includes the area adjacent to the Gasco and Siltronic sites. The Portland Harbor was listed by the EPA as a Superfund site in 2000 and we were notified that we are a potentially responsible party. We then joined with other potentially responsible parties, referred to as the Lower Willamette Group, to fund environmental studies in the Portland Harbor. Subsequently, the EPA approved a Programmatic Work Plan, Field Sampling Plan and Quality Assurance Project Plan for the Portland Harbor RI/FS.  The submittal of the Remedial Investigation Report to the EPA is expected in 2009, with the submittal of the Feasibility Study to the EPA anticipated in 2010.  The EPA and the Lower Willamette Group are conducting focused studies on approximately 11 miles of the lower Willamette River, including the 5.5-mile segment previously studied by the EPA. We continue to receive estimates of additional expenditures related to our RI/FS development and environmental remediation. In August 2008, we signed a cooperative agreement to participate in a phased natural resource damage assessment, with the intent to identify what, if any, additional information is necessary to estimate further liabilities sufficient to support an early restoration-based settlement of natural resource damage claims.

In November 2007, the EPA invited all parties to whom it had then sent notices of potential liability for the Portland Harbor site to a meeting to discuss EPA Region 10’s expectation of a comprehensive settlement offer regarding implementation of the Portland Harbor record of decision, shortly after it issues such decision.  Additional potentially responsible parties were subsequently invited to participate in discussions concerning a settlement process.  To date, approximately 70 parties have executed an initial agreement to participate in a non-judicial allocation process intended to resolve the parties’ liabilities, if any, to the EPA and to one another.  As of September 30, 2009, we have accrued a net balance of $7.2 million for this site, which is at the low end of the range of potential liability because no amount within the range is considered to be more likely than another and the high end of the range cannot reasonably be estimated.

In April 2004 we entered into an Administrative Order on Consent providing for early action removal of a specific deposit of tar in the river sediments adjacent to the Gasco site. We completed this removal of the tar deposit in the Portland Harbor in October 2005, and on November 5, 2005 the EPA approved the completed project. The total cost of removal, including technical work, oversight, consultant fees, legal fees and ongoing monitoring, was about $10.8 million. To date, we have paid $10.2 million on work related to the removal of the tar deposit. As of September 30, 2009, we have a remaining net liability balance of $0.6 million for our estimate of ongoing costs related to this tar deposit removal.

Central Service Center site. In 2006, we received notice from the ODEQ that our Central Service Center in southeast Portland (the Central Service Center site) was assigned a high priority for further environmental investigation. Previously there were three manufactured gas storage tanks on the premises. The ODEQ believes there could be site contamination associated with releases of condensate from stored manufactured gas as a result of historic gas handling practices. In the early 1990s, we excavated waste piles and much of the contaminated surface soils and removed accessible waste from some of the abandoned piping. In early 2007, we received notice that this site was added to the ODEQ’s list of sites where releases of hazardous substances have been confirmed and to its list where additional investigation or cleanup is necessary. We are currently performing an environmental investigation of the property with the ODEQ’s Independent Cleanup Pathway.  As of September 30, 2009, we have a net liability balance of $0.5 million accrued for investigation at this site. The estimate is at the low end of the range of potential liability because no amount within the range is considered to be more likely than another and the high end of the range cannot reasonably be estimated.

Front Street site. The Front Street site was the former location of a gas manufacturing plant we operated. Although it is near but outside the geographic scope of the current Portland Harbor site sediment studies, the EPA directed the Lower Willamette Group to collect a series of surface and subsurface sediment samples off the river bank adjacent to where that facility was located. Based on the results of that sampling, the EPA notified the Lower Willamette Group that additional sampling would be required. As the Front Street site is upstream from the Portland Harbor site, the EPA agreed that it could be managed separately from the Portland Harbor site under ODEQ authority.  Work plans for source control investigation and a historical report have been submitted to ODEQ.  ODEQ approval of the work plans has been received and studies are underway.  As of September 30, 2009, we have an estimated net liability balance of $0.4 million for the study of the site, which will include investigation of sediments and providing the report of historical upland activities.  The estimate is at the low end of the range of potential liability because no amount within the range is considered to be more likely than another and the high end of the range cannot reasonably be estimated.

Oregon Steel Mills site. See “Legal Proceedings,” below.

Accrued Liabilities Relating to Environmental Sites. The following table summarizes the accrued liabilities relating to environmental sites at September 30, 2009 and 2008 and December 31, 2008:

	Current Liabilities			Non-Current Liabilities
	Sept. 30,	Sept. 30,	Dec. 31,	Sept. 30,	Sept. 30,	Dec. 31,
Thousands	2009	2008	2008	2009	2008	2008
Gasco site	$8,729	$7,839	$6,012	$42,295	$12,378	$14,071
Siltronic site	708	1,010	682	393	67	332
Portland Harbor site	-	744	277	7,820	13,276	13,642
Central Service Center site	-	-	-	517	529	526
Front Street site	419	318	-	-	-	294
Other sites	-	3	-	177	84	80
Total	$9,856	$9,914	$6,971	$51,202	$26,334	$28,945

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

On a cumulative basis, we have recognized a total of $101.6 million for environmental costs, including legal, investigation, monitoring and remediation costs.  Of this total, $40.5 million has been spent to date and $61.1 million is reported as an outstanding liability.  At September 30, 2009, we had a regulatory asset of $99.8 million, which includes $35.7 million of total paid expenditures to date, $55.6 million for additional environmental costs expected to be paid in the future and accrued interest of $8.5 million.  We believe the recovery of these deferred charges is probable through the regulatory process.  We intend to pursue recovery of an insurance receivable and environmental regulatory deferrals from insurance carriers under our general liability insurance policies, and the regulatory asset will be reduced by the amount of any corresponding insurance recoveries. We consider insurance recovery of most of our environmental costs to date probable based on a combination of factors including: a review of the terms of our insurance policies; the financial condition of the insurance companies providing coverage; a review of successful claims filed by other utilities with similar gas manufacturing facilities; and Oregon law that allows an insured party to seek recovery of “all sums” from one insurance company.  We have initiated settlement discussions with a majority of our insurers but continue to anticipate that our overall insurance recovery effort will extend over several years.

We anticipate that our regulatory recovery of environmental cost deferrals will not be initiated within the next 12 months because we do not expect to have completed our insurance recovery efforts during that time period. As such we have classified our regulatory assets for environmental cost deferrals as non-current.  The following table summarizes the non-current regulatory assets relating to environmental sites at September 30, 2009 and 2008 and December 31, 2008:

	Non-Current Regulatory Assets
	Sept. 30,	Sept. 30,	Dec. 31,
Thousands	2009	2008	2008
Gasco site	$66,105	$30,003	$30,707
Siltronic site	2,750	2,287	2,327
Portland Harbor site	29,239	31,091	31,791
Central Service Center site	548	545	545
Front Street site	700	338	338
Other sites	469	395	396
Total	$99,811	$64,659	$66,104

Purchase Obligations

As of September 30, 2009, we had entered into a lease arrangement for our Gill Ranch project, located near Fresno, California, that would take effect upon the storage facility being placed in-service.  This obligation involves Gill Ranch leasing natural gas for a portion of its base gas needs for a 28-year period.  This lease is with a counterparty that has also entered into a binding precedent agreement with Gill Ranch for gas storage services at the facility for a corresponding 28 year term. The lease obligation is $1.2 million per year with an aggregage present value of approximately $13.6 million over the term of the lease.

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

NORTHWEST NATURAL GAS COMPANY
PART I.  FINANCIAL INFORMATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural) financial condition, including the principal factors that affect results of operations. This discussion refers to our consolidated activities for the three and nine months ended September 30, 2009 and 2008. Unless otherwise indicated, references in this discussion to “Notes” are to the Notes to Consolidated Financial Statements in this report. This discussion should be read in conjunction with our 2008 Annual Report on Form 10-K (2008 Form 10-K).

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

In addition to presenting results of operations and earnings amounts in total, certain measures are expressed in cents per share. These amounts reflect factors that directly impact earnings. We believe this per share information is useful because it enables readers to better understand the impact of these factors on earnings. All references in this section to earnings per share are on the basis of diluted shares (see Part II, Item 8., Note 1, “Earnings Per Share,” in our 2008 Form 10-K).  We also believe that showing operating revenues and margins excluding the refund of gas cost savings on customer bills in June and July 2009 facilitates more meaningful comparisons of operating revenues and margins between 2008 and 2009.  We use such non-GAAP (i.e. not generally accepted accounting principles) financial measures in analyzing our results of operations and believe that they provide useful information to our investors and creditors in evaluating our financial condition.

Executive Summary

Results for the third quarter of 2009 include:

·	Consolidated earnings improved by $3.4 million or 33 percent, from a net loss of $10.1 million in the third quarter of 2008 to a net loss of $6.7 million in the third quarter of 2009;
·	Net operating revenues (margin) increased 12 percent from $43.5 million in 2008 to $48.6 million in 2009;
·	Earnings from utility operations improved 26 percent from a net loss of $12.3 million in 2008 to a net loss of $9.2 million in 2009;
·	Earnings from gas storage operations increased 18 percent from net income of $1.9 million in 2008 to $2.3 million in 2009;
·	Cash flow from operations increased 177 percent from $72.0 million in 2008 to $199.3 million in 2009;
·	Twelve-month customer growth rate was 0.7 percent; and
·	Our quarterly dividend increased 2 cents per share, or 5 percent, to 41.5 cents a share payable on November 13, 2009 to shareholders of record on October 30, 2009.

Issues, Challenges and Performance Measures

Managing the utility business in a period of gas price volatility.  Natural gas commodity prices have the most significant impact on our customer rates and on our long-term competitive position against other energy sources such as oil and electricity.  Over the last 15 months, daily Henry Hub spot market prices for natural gas in the U.S. ranged between a high of $13 per mmBtu in July 2008 and a low of $2 per mmBtu as recently as September 2009.  Our gas acquisition strategy is designed to secure sufficient supplies of natural gas to meet the needs of our utility customers and to hedge gas prices to effectively manage costs, reduce price volatility and maintain a competitive advantage.  As of October 31, 2009, gas prices were hedged for approximately 70 to 75 percent of our gas purchase volumes for the next gas contract year beginning November 1, 2009, and we believe we have sufficient contracted supplies to meet the needs of our core utility customers. In addition, we are currently hedged on gas prices for between 10 and 15 percent of our forecasted purchase volumes for the two gas contract years after October 31, 2010. Although spot gas prices were as low as $2 per mmBtu during the third quarter of 2009, the current forward price of natural gas remains at much higher levels between $5 and $7 per mmBtu over the next three years.  Our Purchased Gas Adjustment (PGA) mechanism, along with gas price hedging strategies and physical gas supplies in storage, enables us to reduce earnings risk exposure due to higher gas costs.  In addition to hedging gas prices over the next three years, we are also evaluating and developing other gas acquisition strategies to potentially manage gas price volatility for customers beyond three years.

Economic weakness.  Continued weakness in local and U.S. economies have resulted in significant negative pressure on consumer demand and business spending.  These conditions have had a negative impact on our financial results, reflecting slower customer growth, reduced industrial margins, increased bad debt expense, and higher pension costs.   Our 12-month customer growth rate slowed to 0.7 percent at September 30, 2009 compared to 2.4 percent at September 30, 2008.  We expect our customer growth rate to continue near current levels through year end, unless economic conditions deteriorate further.  However, due to a relatively low market penetration of natural gas in our service territory and forecasts of long-term population growth in the Pacific Northwest, combined with the potential for environmental initiatives in Oregon and Washington that could favor natural gas as an energy source and our focused efforts to convert existing homes from other heating fuels to natural gas, we believe we are well positioned to continue adding customers despite challenging market conditions.

Capital market environment. The volatility in capital markets during 2008 and 2009 has caused general concern over the ability of many companies to obtain financing, manage credit exposures and maintain liquidity. Our ability to fund strategic investment opportunities as well as to meet utility capital expenditure and working capital requirements is dependent upon ongoing access to capital markets.  Over the last 12 months, we were able to issue long-term debt totaling $125 million at reasonable rates (see Note 5), and we were able to add two short-term credit facilities totaling $30 million to provide temporary liquidity.  Our capital market strategy has continued to focus on: maintaining a strong balance sheet; ensuring ample cash resources and daily liquidity; accessing capital markets at favorable times as needed; managing critical business risks; and maintaining a balanced capital structure through the appropriate issuance of equity or long-term debt securities.  If in the future we are unable to secure financing to fund certain strategic opportunities, we may look at potentially re-prioritizing the use of existing resources or consider delaying investments until market conditions improve.

We believe that, despite the current economic and credit market environment, our financial condition and liquidity position remain strong and afford us access to capital at reasonable costs.  See Part I, Item 1A., “Risk Factors,” and Part II, Item 7., “Financial Condition—Liquidity and Capital Resources,” in our 2008 Form 10-K.

Strategies and Performance Measures. In order to deal with the challenges affecting our business, we continue to refine our strategic plan to map our course over the next several years.  Our plan includes strategies for: further improving our core gas distribution business; growing our non-utility gas storage business; investing in new natural gas infrastructure in the region; and maintaining a leadership role within the gas utility industry by addressing long-term energy policies and pursuing business opportunities that support new clean energy technologies.  The key performance measures we intend to use in monitoring progress against our goals in these areas include, but are not limited to: earnings per share growth; total shareholder return; return on invested capital; utility return on equity; utility customer satisfaction ratings; capital, operations and maintenance expense per customer; and non-utility earnings before interest, taxes, depreciation and amortization (non-utility EBITDA).

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

Also in 2008, we initiated a project to automate the reading of gas meters (AMR) for the remaining two-thirds of our customers. Meters equipped with this new technology electronically transmit usage data to receiving devices located in our vehicles as they are driven in the area, substantially reducing the labor costs associated with manually reading meters.  We expect to complete this project by the end of 2009.  The total capital cost of this project is estimated to be up to $30 million, and in January 2009 we filed for and subsequently received approval for regulatory deferral of this investment in Oregon (see “Results of Operations—Regulatory Matters—Rate Mechanisms—AMR Deferral Application,” below).

We also initiated an automated dispatching system in 2008, which provides integrated planning and scheduling with global positioning system capabilities to more effectively collect and distribute data. We will continue to deploy this new technology in the field into 2010.

In mid-2009, we announced a voluntary severance program to our bargaining unit employees to further reduce staffing levels in response to work load declines related to slower customer growth and efficiency improvements.  We are mitigating the potential impact of the decline by aligning current staffing levels with work load demands and reducing operating costs.  We expect our voluntary severance program and attrition to result in reductions that equate to between 50 and 100 full-time positions, and to incur a charge in the fourth quarter of 2009 of approximately $1 million, which will be partially offset by savings from vacated positions prior to the end of the year.  We also expect some additional reductions after the end of this fiscal year, but those reductions will most likely come from normal attrition. See “Issues, Challenges and Performance Measures—Economic weakness and Capital market environment,” above.

Technology investments, workforce reductions and other initiatives discussed above are expected to facilitate process improvements, contribute to long-term operational efficiencies and reduce operating expenses throughout NW Natural.

Gas Storage Development. In September 2007, we entered into a joint project agreement with Pacific Gas & Electric Company (PG&E) to develop an underground natural gas storage facility near Fresno, California. At that time, we formed a wholly-owned subsidiary, Gill Ranch, to plan and develop the project and to operate the facility. In July 2008, Gill Ranch filed an application with the California Public Utilities Commission (CPUC) for a Certificate of Public Convenience and Necessity (CPCN).   In October 2009, we received an order from the CPUC approving our CPCN. Gill Ranch’s provision of market-based rate storage services in California will be subject to CPUC regulation including, but not limited to, service terms and conditions, tariff compliance, securities issuances, lien grants and sales of property.  Our share of the total project cost is estimated to be between $160 and $180 million, representing 75 percent of the total cost of the initial development, which includes an estimated total 20 Bcf of gas storage capacity and approximately 27 miles of gas transmission pipeline.  The initial development of the gas storage facility at Gill Ranch is currently scheduled to be in-service by August 2010.

We are currently in the process of hiring key staff for our gas storage businesses. While our primary focus for growing the gas storage business is on the current development at Gill Ranch, we also plan to continue expanding our interstate storage facilities at Mist, Oregon.  This past quarter, we completed 3-D seismic surveys and initiated engineering work for a new 3 to 4 Bcf expansion at Mist. Pending a successful open season that will be conducted in the first quarter of 2010, we expect to move forward with the project next year and would target a 2011 in-service date.  The total project cost estimates are between $45 million and $55 million. This estimated cost range includes the development of a second compression station and a pipeline gathering system at Mist that will enable  future storage expansions.

Pipeline Diversification. Currently, we depend on a single bi-directional interstate pipeline to ship gas supplies to our utility distribution system.  Palomar Gas Transmission, LLC, a wholly-owned subsidiary of Palomar Gas Holdings, LLC, (PGH), is seeking to build a new transmission pipeline that would provide a new gas transmission pipeline interconnection with our utility distribution system.  PGH is owned 50 percent by NW Natural and 50 percent by Gas Transmission Corporation (GTN), an indirect wholly-owned subsidiary of TransCanada Corporation.  The proposed Palomar pipeline is a 217-mile natural gas transmission pipeline in Oregon designed to serve our utility and the growing markets in Oregon and other parts of the western United States.  The project includes an east and west segment.  The east segment of the Palomar pipeline would extend approximately 111 miles west from an interconnection with GTN’s existing interstate transmission mainline near Maupin, Oregon to an interconnection with NW Natural’s gas distribution system near Molalla, Oregon.  The west segment would then extend approximately 106 miles further west to other potential additional interconnections including a possible connection to one of the several liquefied natural gas (LNG) terminals proposed to be built on the Columbia River.  The east segment of Palomar would not only diversify NW Natural’s gas delivery options and enhance the reliability of service to our utility customers by providing an alternate transportation path for gas purchases from different regions in western Canada and the U.S. Rocky Mountains, but also provide potential access to other shippers in the region.  The west segment of Palomar would provide our utility customers with potential access to a new source of gas supply if an LNG terminal is built on the Columbia River.  The Palomar pipeline would be regulated by the Federal Energy Regulatory Commission (FERC).  In December 2008, Palomar filed for a CPCN with the FERC. See "Financial Condition—Cash Flows—Investing Activities," below for further discussion on Palomar.

Earnings and Dividends

Three months ended September 30, 2009 compared to September 30, 2008:

For the three months ended September 30, 2009, we had a net loss of $6.7 million, or 25 cents per share, compared to a net loss of $10.1 million, or 38 cents per share, for the same period last year.

The primary factors contributing to the lower third quarter net loss were:

·	a $5.4 million increase in utility margin from our regulatory share of gas cost savings, reflecting a margin loss of $1.8 million in 2008 compared to a margin gain of $3.6 million in 2009;
·	a net $1.3 million increase in utility operating income due to lower depreciation rates (see "Results of Operations—Regulatory Matters—Rate Mechanisms—Depreciation Study," below);
·	a $1.0 million increase in income from gas storage operations; and
·	a $0.6 million increase in other income reflecting income from equity investments.

Partially offsetting the above factors were:

·	a $1.4 million increase in interest charges reflecting higher balances of long-term debt outstanding;
·	a $0.7 million increase in general taxes due to higher payroll taxes; and
·	a $2.8 million decrease in income tax benefit due to higher taxable income.

Nine months ended September 30, 2009 compared to September 30, 2008:

Net income was $43.7 million, or $1.64 per share, for the nine months ended September 30, 2009, compared to $36.3 million, or $1.37 per share, for the same period last year.

The primary factors contributing to the $7.4 million increase in net income were:

·	a $22.2 million increase in utility margin from our regulatory share of gas cost savings, reflecting a margin loss of $7.5 million in 2008 compared to a margin gain of $14.7 million in 2009; and
·	a $2.4 million increase from a regulatory adjustment for income taxes paid versus collected in rates.

Partially offsetting the above factors were:

·	a $9.5 million increase in operations and maintenance expense primarily due to higher expenses for pension, bonus accruals, and health care benefits;
·	a $2.4 million increase in interest charges, reflecting higher balances of long-term debt outstanding;
·	a $5.6 million increase in income tax expense, primarily due higher taxable income; and
·	a $0.9 million increase in general taxes, primarily due to higher payroll taxes.

Dividends paid on our common stock were 39.5 cents per share in the third quarter of 2009, compared to 37.5 cents per share in the third quarter of 2008.  In October 2009, the Board of Directors declared a quarterly dividend on our common stock of 41.5 cents per share, payable on November 13, 2009 to shareholders of record on October 30, 2009, increasing the indicated annual dividend rate to $1.66 per share.

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

Results of Operations

Regulatory Matters

Regulation and Rates

     We are currently subject to regulation with respect to, among other matters, rates and systems of accounts set by the Oregon Public Utility Commission (OPUC), the Washington Utilities and Transportation Commission (WUTC) and the FERC.  The OPUC and WUTC also regulate our issuance of securities.  Approximately 90 percent of our utility gas volumes are delivered to, and utility operating revenues were derived from, Oregon customers and the balance from Washington customers. Future earnings and cash flows from utility operations will be determined largely by the Oregon and southwest Washington economies in general, by the pace of growth in the residential and commercial markets in Oregon and southwest Washington in particular, and by our ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery for our utility gas costs, operating and maintenance costs and investments made in utility plant.  See Part II, Item 7., “Results of Operations—Regulatory Matters,” in the 2008 Form 10-K.

At September 30, 2009 and 2008 and at December 31, 2008, current and non-current amounts deferred as regulatory assets and liabilities were as follows:

	Current
	Sept. 30,	Sept. 30,	Dec. 31,
Thousands	2009	2008	2008
Regulatory assets:
Unrealized loss on non-trading derivatives(1)	$39,428	$109,012	$136,735
Pension and other postretirement benefit obligations(2)	8,074	1,912	8,074
Other(3)	12,804	831	2,510
Total regulatory assets	$60,306	$111,755	$147,319
Regulatory liabilities:
Gas costs payable	$32,823	$10,263	$5,284
Unrealized gain on non-trading derivatives(1)	13,924	5,131	4,592
Other(3)	10,349	8,488	10,580
Total regulatory liabilities	$57,096	$23,882	$20,456

	Non-Current
	Sept. 30,	Sept. 30,	Dec. 31,
Thousands	2009	2008	2008
Regulatory assets:
Gas cost receivable	$-	$278	$-
Unrealized loss on non-trading derivatives(1)	1,660	11,300	21,646
Income tax asset	75,931	69,547	69,948
Pension and other postretirement benefit obligations(2)	107,815	25,728	113,869
Environmental costs - paid(4)	44,188	33,610	36,135
Environmental costs - accrued but not yet paid(4)	55,623	31,049	29,969
Other(3)	11,597	11,156	16,903
Total regulatory assets	$296,814	$182,668	$288,470
Regulatory liabilities:
Gas costs payable	$2,539	$-	$1,868
Unrealized gain on non-trading derivatives(1)	3,711	195	146
Accrued asset removal costs	235,891	219,095	223,716
Other(3)	2,174	2,637	2,427
Total regulatory liabilities	$244,315	$221,927	$228,157

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

(3)	Other primarily consists of deferrals and amortizations under other approved regulatory mechanisms. The accounts being amortized typically earn a rate of return or carrying charge.
(4)
Environmental costs are related to those sites that are approved for regulatory deferral.  We earn the authorized rate of return as a carrying charge on amounts paid, whereas the amounts accrued but not yet paid do not earn a rate of return or a carrying charge until expended.

Rate Mechanisms

Purchased Gas Adjustment.  Rate changes are established each year under PGA mechanisms in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases, including gas storage, gas purchases hedged with financial derivatives, interstate pipeline demand charges, the application of temporary rate adjustments to amortize balances in deferred regulatory accounts and the removal of temporary rate adjustments effective for the previous year.

In October 2009, the OPUC and WUTC approved rate changes effective on November 1, 2009 under our PGA mechanisms.  The effect of the rate changes was to decrease the average monthly bills of Oregon residential customers by 18 percent, partially offset by an increase of 2 percent in the public purpose charge, and to decrease the bills of Washington residential customers by 22 percent.

Under the current Oregon PGA incentive sharing mechanism, we are required to select by August 1 of each year, either an 80 percent deferral or 90 percent deferral of higher or lower gas costs compared to PGA prices such that the impact on current earnings from the gas cost incentive sharing is either 20 percent or 10 percent, respectively. In addition to the gas cost incentive sharing mechanism, we are also subject to an annual earnings review to determine if the utility is earning over an allowed threshold. If utility earnings exceed a specific earnings threshold level, then 33 percent of the amount above the threshold will be deferred for refund to customers.  Under this provision, if we select the 80 percent deferral option, then we retain all of our earnings up to 150 basis points above the currently authorized return on equity (ROE).  If we select the 90 percent deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. We selected the 80 percent deferral option for the 2008-2009 PGA year.  The earnings threshold after adjustment for long-term interest rates was 13.1 percent for the calendar year 2008, which was 300 basis points above the authorized ROE under prior PGA incentive sharing mechanism methodology. In July 2009, we received the final report from the OPUC on our 2008 earnings review, which resulted in a utility ROE of 9.6 percent.  As this was below the earnings threshold, no refund will be made to customers pursuant to the 2008 earnings review.  In August 2009, we selected 90 percent deferral for the 2009-2010 PGA year, beginning November 1, 2009.  The earnings threshold is subject to adjustment up or down depending on movements in long-term interest rates.

There has been no change to the Washington PGA mechanism under which we defer 100 percent of the higher or lower actual purchased gas costs and pass that difference through to customers as an adjustment to future rates.  We do not have an earnings sharing mechanism in Washington.

Regulatory Recovery for Environmental Costs.  In May 2003, the OPUC approved our request to defer environmental costs associated with certain named sites.  In 2006, the OPUC also authorized us to accrue interest on deferred environmental cost balances, subject to an annual demonstration that we have maximized our insurance recovery or made substantial progress in securing insurance recovery for unrecovered environmental expenses. Through a series of extensions, these authorizations have been extended through January 25, 2010. See Note 11.

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

System Integrity Program.  In July 2004, the OPUC approved specific accounting treatment and cost recovery for our transmission pipeline integrity management program, a program mandated by the Pipeline Safety Improvement Act of 2002 and the related rules adopted by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration.  We record these costs as either capital expenditures or regulatory assets, accumulate the costs over each 12-month period ending September 30, and recover the revenue requirement associated with the costs, subject to audit, through rate changes effective with the annual PGA in Oregon.  In February 2009, the OPUC approved a stipulated agreement to create a new, consolidated system integrity program (SIP).  The new SIP will integrate the existing and proposed programs into a single program. The SIP also includes a component for a proposed distribution integrity management program, which will be implemented following the enactment of new federal regulations.  Costs will be tracked into rates annually, with recovery to be sought after the first $3.3 million of capital costs. An annual cap for expenditures will be approximately $12 million, but extraordinary costs above the cap may be approved with written consent of all parties.

The SIP allows recovery of costs incurred in Oregon during the period from October 2008 through October 2011, or until the effective date of new rates adopted in our next general rate case.  We do not have any special accounting or rate treatment for SIP costs incurred in the state of Washington.

AMR Deferral Application.  In 2008, we initiated a project to automate the reading of gas meters for the remaining two-thirds of our customers.  The capital cost of this automated meter reading project is estimated to be $30 million, and in January 2009 we filed for approval to defer the costs associated with the AMR project.  This request was approved on March 30, 2009. We will continue to defer costs associated with the AMR project, including interest on deferred balances, until we amortize those balances.  In October 2009, we filed a stipulation with the OPUC regarding the recovery of our AMR investment.  If approved by the OPUC, we expect to begin recovery in November 2010 when new PGA rates go into effect.

Depreciation Study.  In December 2008, the OPUC and WUTC approved our filed depreciation study and our request to change the amortization of our regulatory tax asset account balance on pre-1981 plant.  These approvals specifically authorized the implementation of new depreciation expense rates in Oregon and Washington, with a corresponding decrease to customer billing rates effective January 1, 2009 (see "Consolidated Operating Expenses—Depreciation and Amortization," below).  The new regulatory tax amortization schedule on pre-1981 assets, with a corresponding increase to customer rates, became effective January 1, 2009 in Washington and November 1, 2009 in Oregon.  The implementation of the new rates decreases depreciation expense and increases income tax expense, both of which are offset on an annualized basis by a corresponding change in utility operating revenues. FERC approved the application of these new depreciation rates for our gas storage assets in May 2009 and the new rates were made effective as of January 1, 2009.

Customer Refunds for Gas Cost Incentive Sharing.  For the period between November 1, 2008 and March 31, 2009, our actual gas costs were significantly lower than the gas costs embedded in customer rates.  As a result, 80 percent of the gas cost savings attributed to Oregon and 100 percent of the savings attributed to Washington were recorded to a regulatory account for refund to customers (see “Purchased Gas Adjustment,” above).  Ordinarily, these refunds would be included in customer rates in the next year’s PGA filing, but in 2009 we received special regulatory approval to refund the accumulated gas cost savings to our Oregon and Washington customers.  In June and July 2009, we refunded a total of $31.5 million to our Oregon customers and $4.3 million to our Washington customers through billing credits.

Rate Adjustment for Income Taxes Paid and Interstate Storage Credits. In June and July 2009, $6.3 million was collected from Oregon customers, representing the 2007 surcharge for an adjustment for income taxes paid.  The surcharge was included in operating revenues from residential, commercial and industrial customers (see “Business Segments—Utility Operations—Regulatory Adjustment for Income Taxes Paid,” below), but it was more than offset by a refund to customers of $7.4 million from an incentive sharing mechanism for interstate storage.

Business Segments - Utility Operations

Our utility margin results are primarily affected by customer growth and to a certain extent by changes in weather and customer consumption patterns, with a significant portion of our earnings being derived from natural gas sales to residential and commercial customers.  In Oregon, we have a conservation rate mechanism that adjusts revenues to offset changes in margin resulting from increases or decreases in residential and commercial customer consumption.  We also have a weather normalization mechanism that adjusts revenues and customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season (see Part II, Item 7., “Results of Operations—Regulatory Matters—Rate Mechanisms,” in the 2008 Form 10-K).  Both mechanisms have the effect of reducing the volatility of our utility earnings.

Three months ended September 30, 2009 compared to September 30, 2008:

Utility operations resulted in a net loss of $9.2 million, or 35 cents per share, in the third quarter of 2009 compared to a net loss of $12.3 million, or 47 cents per share, in the third quarter of 2008.  Results from utility operations typically reflects a net loss during the third quarter each year because of the reduced use of natural gas in the summer.  The $3.1 million improvement over 2008 is primarily due to lower gas costs in 2009 (see “Cost of Gas Sold,” below), partially offset by warmer weather and reduced customer use from residential, commercial and industrial classes in 2009.  Total utility volumes sold and delivered in the third quarter of this year decreased by 15 percent over last year, while total utility margin increased by 11 percent, primarily due to a $5.4 million increase in gas cost savings from our incentive sharing mechanism.

Nine months ended September 30, 2009 compared to September 30, 2008:

In the nine months ended September 30, 2009, utility operations contributed net income of $36.6 million or $1.38 per share, compared to $27.4 million or $1.03 per share in 2008.  Total utility volumes sold and delivered in the nine months ended September 30, 2009 decreased by 13 percent over last year, while total utility margin increased by $17.9 million, or 8 percent, primarily due to a $22.2 million increase in gas cost savings from our incentive sharing mechanism.

The following tables summarize the composition of utility volumes, operating revenues and margin:

	Three months ended
	Sept. 30,		Favorable/
Thousands, except degree day and customer data	2009	2008	(Unfavorable)
Utility volumes - therms:
Residential sales	27,704	29,230	(1,526)
Commercial sales	24,846	26,127	(1,281)
Industrial - firm sales	8,180	9,699	(1,519)
Industrial - firm transportation	26,962	43,475	(16,513)
Industrial - interruptible sales	15,235	18,594	(3,359)
Industrial - interruptible transportation	53,696	58,224	(4,528)
Total utility volumes sold and delivered	156,623	185,349	(28,726)
Utility operating revenues - dollars:
Residential sales	$49,215	$45,668	$3,547
Commercial sales	33,396	30,478	2,918
Industrial - firm sales	9,561	9,490	71
Industrial - firm transportation	1,371	1,512	(141)
Industrial - interruptible sales	14,122	14,529	(407)
Industrial - interruptible transportation	1,993	1,938	55
Regulatory adjustment for income taxes paid (1)	883	1,003	(120)
Other revenues	1,282	785	497
Total utility operating revenues	111,823	105,403	6,420
Cost of gas sold	65,280	63,363	(1,917)
Revenue taxes	2,926	2,763	(163)
Utility margin	$43,617	$39,277	$4,340
Utility margin: (2)
Residential sales	$22,137	$22,381	$(244)
Commercial sales	9,682	10,059	(377)
Industrial - sales and transportation	6,484	6,758	(274)
Miscellaneous revenues	826	979	(153)
Gain (loss) from gas cost incentive sharing	3,623	(1,754)	5,377
Other margin adjustments	354	391	(37)
Margin before regulatory adjustments	43,106	38,814	4,292
Weather normalization adjustment	-	-	-
Decoupling adjustment	(372)	(540)	168
Regulatory adjustment for income taxes paid (1)	883	1,003	(120)
Utility margin	$43,617	$39,277	$4,340
Customers - end of period:
Residential customers	596,917	592,419	4,498
Commercial customers	61,452	61,607	(155)
Industrial customers	923	939	(16)
Total number of customers - end of period	659,292	654,965	4,327
Actual degree days	61	77
Percent colder (warmer) than average weather (3)	(40%)	(25%)

	Nine months ended
	Sept. 30,		Favorable/
Thousands, except degree day data	2009	2008	(Unfavorable)
Utility volumes - therms:
Residential sales	264,249	290,042	(25,793)
Commercial sales	171,460	185,244	(13,784)
Industrial - firm sales	28,785	34,797	(6,012)
Industrial - firm transportation	91,740	134,329	(42,589)
Industrial - interruptible sales	55,502	66,435	(10,933)
Industrial - interruptible transportation	165,392	186,390	(20,998)
Total utility volumes sold and delivered	777,128	897,237	(120,109)
Utility operating revenues - dollars:
Residential sales	$374,763	$367,011	$7,752
Commercial sales	205,057	198,827	6,230
Industrial - firm sales	31,214	32,843	(1,629)
Industrial - firm transportation	4,215	4,741	(526)
Industrial - interruptible sales	49,341	50,221	(880)
Industrial - interruptible transportation	5,954	5,969	(15)
Regulatory adjustment for income taxes paid (1)	3,770	1,385	2,385
Other revenues	13,485	12,907	578
Total utility operating revenues	687,799	673,904	13,895
Cost of gas sold	428,803	433,279	4,476
Revenue taxes	17,221	16,786	(435)
Utility margin	$241,775	$223,839	$17,936
Utility margin: (2)
Residential sales	$143,371	$154,301	$(10,930)
Commercial sales	58,249	63,406	(5,157)
Industrial - sales and transportation	20,430	22,143	(1,713)
Miscellaneous revenues	4,192	4,187	5
Gain (loss) from gas cost incentive sharing	14,702	(7,548)	22,250
Other margin adjustments	1,348	720	628
Margin before regulatory adjustments	242,292	237,209	5,083
Weather normalization adjustment	(9,470)	(13,732)	4,262
Decoupling adjustment	5,183	(1,023)	6,206
Regulatory adjustment for income taxes paid (1)	3,770	1,385	2,385
Utility margin	$241,775	$223,839	$17,936
Actual degree days	2,659	2,917
Percent colder (warmer) than average weather (3)	0%	9%

(1) Regulatory adjustment for income taxes is described below under “Regulatory Adjustment for Income Taxes Paid.”
(2) Amounts reported as margin for each category of customers are net of cost of gas sold and revenue taxes.
(3) Average weather represents the 25-year average degree days, as determined in our last Oregon general rate case.

In June and July 2009, we refunded gas cost savings totaling $35.8 million to our Oregon and Washington customers.  The following non-GAAP table summarizes the impact of this refund on our operating revenues and margin for the three and nine months ended September 30, 2009, and a comparison to 2008.

	Three months ended
	September 30, 2009
Thousands	As Reported	Refund	Excluding Refund (Non-GAAP)	September 30, 2008
Utility operating revenues:
Residential sales	$49,215	$(273)	$49,488	$45,668
Commercial sales	33,396	(156)	33,552	30,478
Industrial - firm sales	9,561	(70)	9,631	9,490
Industrial - firm transportation	1,371	-	1,371	1,512
Industrial - interruptible sales	14,122	-	14,122	14,529
Industrial - interruptible transportation	1,993	-	1,993	1,938
Regulatory adjustment for income taxes paid	883	-	883	1,003
Other revenue	1,282	-	1,282	785
Total utility operating revenues	111,823	(499)	112,322	105,403
Cost of gas sold	65,280	485	65,765	63,363
Revenue taxes	2,926	11	2,937	2,763
Utility margin	$43,617	$(3)	$43,620	$39,277

	Nine months ended
	September 30, 2009
Thousands	As Reported	Refund	Excluding Refund (Non-GAAP)	September 30, 2008
Utility operating revenues:
Residential sales	$374,763	$(19,952)	$394,715	$367,011
Commercial sales	205,057	(11,579)	216,636	198,827
Industrial - firm sales	31,214	(1,585)	32,799	32,843
Industrial - firm transportation	4,215	-	4,215	4,741
Industrial - interruptible sales	49,341	(2,673)	52,014	50,221
Industrial - interruptible transportation	5,954	-	5,954	5,969
Regulatory adjustment for income taxes paid	3,770	-	3,770	1,385
Other revenue	13,485	-	13,485	12,907
Total utility operating revenues	687,799	(35,789)	723,588	673,904
Cost of gas sold	428,803	34,691	463,494	433,279
Revenue taxes	17,221	898	18,119	16,786
Utility margin	$241,775	$(200)	$241,975	$223,839

The refunds represent the customers’ portion of gas cost savings realized between November 1, 2008 and March 31, 2009, which had been deferred, with interest, pursuant to our PGA tariffs in Oregon and Washington (see “Regulatory Matters – Rate Mechanisms,” above).  The refunds reduced total utility operating revenues for the nine months ended September 30, 2009 by $35.8 million, cost of gas sold by $34.7 million and revenue taxes by $0.9 million, which resulted in a net reduction to margin of $0.2 million.  This was offset by other revenue-based expenses such as lower uncollectible expense and lower regulatory fees.

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

Three months ended September 30, 2009 compared to September 30, 2008:

The primary factors contributing to changes in residential and commercial volumes and operating revenues in the third quarter of this year as compared to the same period last year were:

·	sales volumes decreased 5 percent due to warmer weather, customer conservation, and weak economic conditions;
·
utility operating revenues increased $6.5 million or 8 percent due to PGA rate increases for higher gas prices effective November 1, 2008, partially offset by $0.8 million from rate decreases for lower depreciation expense effective January 1, 2009; and

·
margin decreased $0.5 million or 1 percent, after our decoupling mechanism adjustment, primarily due to rate decreases that reflect the lower margin requirements for new depreciation rates, which was partially offset by the increased margin from customer growth of 0.7 percent over the last 12 months.

Nine months ended September 30, 2009 compared to September 30, 2008:

The primary factors contributing to changes in residential and commercial volumes and operating revenues in the nine months ended September 30, 2009, compared to the same period last year were:

·	sales volumes decreased 8 percent due to warmer weather, customer conservation, and weak economic conditions;
·
utility operating revenues increased $14.0 million or 2 percent primarily due to PGA rate increases of 14 and 21 percent in Oregon and Washington, respectively, effective November 1, 2008, and annual customer growth of 0.7 percent, partially offset by $31.5 million in customer refunds for gas cost savings and $6.9 million from rate decreases effective January 1, 2009 for lower depreciation expense; and

·
margin decreased $5.6 million or 3 percent, after weather normalization and decoupling adjustments, primarily due to rate decreases that reflect the lower margin requirements for new depreciation rates, which was partially offset by the increased margin from customer growth of 0.7 percent over the last 12 months.

Utility operating revenues include accruals for unbilled revenues (gas delivered but not yet billed to customers) based on estimates of gas deliveries from that month’s meter reading dates to month end.  Weather conditions, rate changes and customer billing dates affect the balance of accrued unbilled revenues at the end of each month.  At September 30, 2009, accrued unbilled revenue was $19.1 million, compared to $16.6 million at September 30, 2008, with the 15 percent increase primarily due to the higher billing rates mentioned above partially offset by lower volumes.

Industrial Sales and Transportation

Utility operating revenues from the industrial customer sector include commodity costs only for those customers under sales service but not under transportation service. Therefore, industrial customers switching between sales service and transportation service result in swings in operating revenues, but generally our margins are not affected because we do not earn additional margin on the higher or lower cost of gas. In addition, a significant portion of our margin revenues from our largest industrial customers are in the form of fixed monthly charges.  As such, we believe margin is a better measure of performance for the industrial sector.

Three months ended September 30, 2009 compared to September 30, 2008:

The primary factors that impacted third quarter results of operations from industrial sales and transportation markets were as follows:

·	volumes delivered to industrial customers decreased by 25.9 million therms, or 20 percent;
·	utility operating revenues decreased $0.4 million or 2 percent; and
·
margin decreased $0.3 million, or 4 percent, as a result of reduced usage due to the current economic environment and a rate decrease related to lower depreciation expense, which was partially offset by fixed charges not affected by declining use.

Nine months ended September 30, 2009 compared to September 30, 2008:

The primary factors that impacted year-to-date results of operations from industrial sales and transportation markets were as follows:

·	volumes delivered to industrial customers decreased by 80.5 million therms, or 19 percent;
·	utility operating revenues decreased $3.1 million or 3 percent, which included $4.3 million refunded to customers for gas cost savings; and
·
margin decreased $1.7 million, or 8 percent, a result of reduced usage due to the current economic environment and a rate decrease related to lower depreciation expense, which was partially offset by fixed charges not affected by declining use.

Regulatory Adjustment for Income Taxes Paid

Oregon utilities are required to true-up any differences between income taxes authorized to be collected in rates and income taxes actually paid to governmental entities for amounts “properly attributed” to the utilities’ regulated operations.  Utilities file a tax report with the OPUC reporting these amounts by October 15 of each year.  If amounts collected and paid differ by $100,000 or more, then the OPUC orders the utility to establish an automatic rate adjustment to account for the difference, with the rate adjustment to be effective June 1 of the following year. Our tax report for the 2008 tax year, which was filed on October 15, 2009, reflected an estimated customer surcharge of $0.2 million.  Our tax report for the 2009 tax year is due by October 15, 2010.  Each of these reports is subject to review by the OPUC, which is required to issue final orders on these tax reports by April 1 of the year following the filing, with rate adjustments effective as of the following June 1.

For the nine months ended September 30, 2009, we recognized $3.8 million of incremental margin revenues representing a difference of $3.6 million of federal and state income taxes paid in excess of taxes collected in rates for the 2008 and 2009 tax years plus accrued interest of $0.2 million.  This indicated surcharge to customers is primarily driven by the 2009 gains from gas cost savings under our PGA incentive mechanism.

Other Revenues

Other revenues include miscellaneous fee income as well as utility revenue adjustments reflecting deferrals to, or amortizations from, regulatory asset or liability accounts other than deferred gas costs.

Three months ended September 30, 2009 compared to September 30, 2008:

Other revenues were $1.3 million in the third quarter of 2009, an increase of $0.5 million over the third quarter of 2008, with the increase due to a net increase in the deferral and amortization for the decoupling adjustment and an increase in margin related to the deferral revenue requirement for our automated meter reading project costs. Although the decoupling adjustment and other regulatory deferral collections or refunds can have a material impact on utility operating revenues, they generally do not have a material impact on margin because they are offset by increases or decreases in customer sales rates.

Nine months ended September 30, 2009 compared to September 30, 2008:

Other revenues were $13.5 million in the nine months ended September 30, 2009, an increase of $0.6 million over the same period of 2008, with the increase primarily due to a net increase in the deferral and amortization related to the decoupling adjustment and an increase in margin related to our automated meter reading project costs, which was partially offset by a decrease in the interstate storage credit compared to 2008 and the collection of the regulatory adjustment for income taxes mentioned above.

Cost of Gas Sold

The cost of gas sold includes current gas purchases, gas drawn from storage inventory, gains and losses from commodity hedges, pipeline demand charges, seasonal demand cost balancing adjustments, regulatory gas cost deferrals and company gas use.  The OPUC and the WUTC require the natural gas commodity cost to be billed to customers at the same cost incurred or expected to be incurred by the utility.  However, under the PGA mechanism in Oregon, our net income is affected by differences between actual and expected purchased gas costs primarily due to changes in market prices and weather, which affects the volume of unhedged purchases.  We use natural gas derivatives, primarily fixed-price commodity swaps, in accordance with guidelines set forth in our financial derivatives policies which are designed to help manage our exposure to rising gas prices.  Gains and losses from financial hedge contracts are generally reflected in our PGA prices and normally do not impact net income as the hedges are usually 100 percent passed through to utility customers in annual rate changes, subject to a regulatory prudency review. However, hedge contracts entered into after the annual PGA filing may impact net income to the extent of our share of any gain or loss under the PGA in Oregon. In Washington, 100 percent of the actual gas costs, including all hedge gains and losses, are passed through in customer rates (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities,” and “Results of Operations—Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment,” in the 2008 Form 10-K, and Note 10).

Three months ended September 30, 2009 compared to September 30, 2008:

·	total cost of gas sold increased $1.9 million or 3 percent, including credits for customer refunds totaling $0.5 million;
·
the average gas cost collected through rates, excluding the effect of customer refunds, increased 17 percent from 76 cents per therm in 2008 to 89 cents per therm in 2009, primarily reflecting higher prices that were passed through to customers through PGA rate increases effective November 1, 2008; and

·	hedge losses totaling $29.1 million were realized and included in cost of gas this quarter, compared to $2.1 million of hedge gains in the same period of 2008.

The effect on operating results from our gas cost incentive sharing mechanism was a margin gain of $3.6 million in the third quarter of 2009, compared to a margin loss of $1.8 million for the third quarter of 2008.

Nine months ended September 30, 2009 compared to September 30, 2008:

·	total cost of gas sold decreased $4.5 million, or 1 percent, including credits for customer refunds totaling $34.7 million;
·
the average gas cost collected through rates, excluding the effect of customer refunds, increased 19 percent from 75 cents per therm in 2008 to 89 cents per therm in 2009, primarily reflecting higher prices that were passed through to customers through PGA rate increases effective November 1, 2008; and

·	hedge losses totaling $150.8 million were realized and included in cost of gas for the nine months ended September 30, 2009, compared to $23.4 million of hedge gains in the same period of 2008.

 The effect on operating results from our gas cost incentive sharing mechanism was a margin gain of $14.7 million in the nine months ended September 30, 2009, compared to a margin loss of $7.5 million in the same period of 2008.

Business Segments Other than Utility Operations

Gas Storage

Our gas storage segment primarily consists of the non-utility portion of our Mist underground storage facility, asset optimization services and Gill Ranch (see Part I, Item 1., “Business Segments—Gas Storage,” in our 2008 Form 10-K). For the three months ended September 30, 2009, we earned $2.3 million, or 9 cents per share, compared to $1.9 million, or 8 cents per share, for the same period in 2008. The $0.4 million increase in earnings over 2008 is primarily due to increased revenues from optimization services.  For the nine months ended September 30, 2009, we earned $7.0 million, or 27 cents per share, compared to $6.8 million, or 26 cents per share, for the same period in 2008.

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

We are currently developing a second underground storage facility and related pipeline near Fresno, California, known as the Gill Ranch project.  The project is expected to serve the California market (see Note 2). We are also currently exploring the potential for further development of underground storage reservoirs at Mist in Oregon.

On May 1, 2009, a total of 100,000 therms per day of Mist storage withdrawal capacity that had previously been available for interstate storage services was recalled by the utility and committed to use for its core customers. Under a regulatory agreement with the OPUC, non-utility gas storage at Mist has been developed in advance of core utility customer needs for interstate storage services and can be recalled by the utility to serve utility customers.  Storage capacity recalled by the utility is added to utility rate base at net book value and tracked into utility rates in the next annual PGA filing immediately following the recall, so there is minimal regulatory lag in cost recovery.

Other

Our other business segment consists of an equity investment in an intrastate pipeline by Financial Corporation, an equity investment in the Palomar pipeline, and other non-utility investments and business activities.  Financial Corporation’s total investment balance was $1.0 million as of September 30, 2009 and 2008, and our investment balance in the proposed Palomar pipeline was $12.4 million and $11.8 million, respectively.  Financial Corporation’s assets include a non-controlling interest in the Kelso Beaver pipeline. The current equity balance in Palomar reflects our equity investment to date in a proposed 217-mile transmission pipeline.  Net income from our other business segment for the three and nine months ended September 30, 2009 was $0.2 million and $0.1 million, respectively, compared to $0.3 million and $2.1 million for the three and nine months ended September 30, 2008, respectively. See Note 2.

Consolidated Operating Expenses

Operations and Maintenance

Three months ended September 30, 2009 compared to September 30, 2008:

Operations and maintenance expense was $27.1 million in 2009, compared to $27.4 million in 2008, a decrease of $0.3 million or 1 percent. The primary factors contributing to the decrease in operations and maintenance expense were:

·	a $0.8 million decrease in payroll and contract labor;
·	a $0.6 million decrease in non-utility expense;
·	a $0.4 million decrease in injury and damage claims; and
·	a $0.2 million decrease in incentive compensation.

Partially offsetting the above factors were:

·	a $1.2 million increase in pension expense primarily due to lower returns on plan investments resulting from a decline in the market value of assets during 2008; and
·	a $0.7 million increase from higher health care benefits expenses.

Nine months ended September 30, 2009 compared to September 30, 2008:

Operations and maintenance expense was $91.2 million in 2009, compared to $81.7 million in 2008, an increase of $9.5 million or 12 percent. The primary factors that contributed to the increase in operations and maintenance expense were:

·	a $5.0 million increase in pension expense primarily due to lower returns on plan investments resulting from a decline in the market value of assets during 2008;
·	a $1.4 million increase in higher health care benefit expenses;
·	a $1.9 million increase in incentive bonus accruals due to improved operating results; and
·	a $1.1 million increase in utility bad debt expense.

Our bad debt expense ratio as a percent of revenues was 0.39 percent for the 12 months ended September 30, 2009, compared to 0.31 percent in the same period last year. Excluding customer refunds in June and July 2009 (see “Business Segments—Utility Operations,” above), our bad debt expense as a percent of revenues was 0.36 percent for the 12 months ended September 30, 2009. Due to the weak economy and high unemployment rates, we are seeing an increase in delinquent balances and customers on payment plans.  Partially helping our collection results are an increase in low income energy assistance funds for customers.  Also, we have a rate mechanism that covers the increase in bad debt expense directly related to increases in commodity costs.  Under our PGA mechanism, billing rates are adjusted each year to recover the expected increase (or decrease) in bad debt expense due to the higher cost of natural gas.  The revenue adjustment for bad debt expense is based on our average write-off rate over the last three years multiplied by the estimated increase in commodity costs.  In the nine months ended September 30, 2009, margin revenues increased by approximately $0.6 million to offset the expected increase in bad debt expense related to higher gas costs.  Although we may experience a higher increase in bad debt expense this year, we believe much of the increase will be offset by the revenue increase under our PGA mechanism.

General Taxes

Three months ended September 30, 2009 compared to September 30, 2008:

General taxes, which are principally comprised of property taxes, payroll taxes and regulatory fees, increased $0.7 million, or 12 percent, in the three months ended September 30, 2009 over the same period in 2008, primarily due to pay roll taxes which increased $0.6 million.

 Nine months ended September 30, 2009 compared to September 30, 2008:

For the nine months ended September 30, 2009, general taxes increased $0.9 million, or 4 percent, compared to the same period in 2008.  Property taxes increased $0.5 million, reflecting an increase in net utility plant and net non-utility property in service, and payroll taxes increased $0.4 million.

We have been involved in litigation with the Oregon Department of Revenue (ODOR) over whether natural gas inventories and appliance inventories held for resale are required to be taxed as personal property.  In November 2007, the Oregon Tax Court ruled in our favor stating that these inventories were exempt from property tax. However, the ODOR appealed the judgment to the Oregon Supreme Court in August 2008. If we are successful in this litigation, we would be entitled to a refund of over $5.0 million for property taxes paid on gas inventories beginning with the 2002-03 tax year and appliance inventories beginning with the 2005-06 tax year, plus accrued interest.  Due to the uncertain outcome of the proceeding, we continue to recognize the higher expense related to these inventories in the current year and have not recorded the recovery of property taxes paid on gas inventories or appliance inventories to recognize the potential gain contingency.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.3 million and $7.1 million, or 13 percent for both the three and nine months ended September 30, 2009, compared to the same periods in 2008.  The lower expense, with a corresponding reduction in utility customer rates, reflects new depreciation rates approved by the OPUC and WUTC, effective January 1, 2009.  The decrease in depreciation expense in 2009 is offset by a decrease in operating revenues of $1.0 million and $7.5 million for the three and nine months ended September 30, 2009.  The annual expense decrease from lower depreciation rates is recognized evenly each quarter; however, the annual revenue decrease from the change in customer rates is recognized unevenly each quarter as it is tied to delivered volumes, which vary.  See “Regulatory Matters—Rate Mechanisms—Depreciation Study,” above.

Other Income and Expense – Net

The following table summarizes other income and expense – net by primary components:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
Thousands	2009	2008	2009	2008
Other income and expense - net:
Gains from company-owned life insurance	$664	$459	$2,666	$1,437
Interest income	66	28	165	158
Income (loss) from equity investments	193	(420)	927	(74)
Net interest on deferred regulatory accounts	585	217	1,374	(126)
Other	(270)	357	(2,272)	1,359
Total other income and expense - net	$1,238	$641	$2,860	$2,754

Three months ended September 30, 2009 compared to September 30, 2008:

Other income and expense – net increased $0.6 million, primarily due to additional income from our equity investments.

 Nine months ended September 30, 2009 compared to September 30, 2008:

Other income and expense – net increased $0.1 million, primarily due to additional income from our equity investments, income from company-owned life insurance and interest income from our deferred regulatory accounts, partially offset by a decrease in other non-operating income from the gain on sale of our aircraft investment in 2008.

Interest Charges – Net of Amounts Capitalized

Interest charges – net of amounts capitalized increased $1.4 million and $2.4 million, or 15 percent and 9 percent, in the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively. The increase is primarily due to higher balances on long-term debt outstanding, including the $75 million of 5.37 percent medium-term notes (MTNs) issued in March 2009 and the $50 million of 3.95 percent MTNs issued in July 2009 (see Note 5).

Income Tax Expense

Income taxes increased $5.6 million in the nine months ended September 30, 2009 compared to 2008, primarily due to a combination of higher pre-tax income and a higher effective income tax rate.  The effective tax rate was 38.0 percent in 2009 compared to 36.8 percent in 2008. The higher rate in 2009 reflects the effect of an increase in the Oregon corporate income tax rate, an increased amortization of our regulatory tax asset account on pre-1981 plant assets (see “Regulatory Matters—Rate Mechanisms—Depreciation Study,” above), and an adjustment to deferred income taxes attributed to our non-regulated business segments.

In July 2009, the governor of Oregon signed House Bill 3405 establishing increases in the state income tax for corporations.  By referendum, Oregon voters will vote to approve or reject this legislation on January 26, 2010.  The corporate income tax rate in Oregon for 2009 and 2010 will increase from 6.6 percent to 7.9 percent for corporations with taxable income over $250,000.  For tax years 2011 and 2012, the income tax rate will decrease to 7.6 percent, and for years after 2012 the tax rate will return to the current 6.6 percent, except for corporations with taxable income over $10 million the tax rate will remain at 7.6 percent.  The new tax rates are retroactive to January 1, 2009. Following existing guidance on income taxes, we re-measured our deferred income tax assets and liabilities, resulting in an adjustment of $3.6 million.  Approximately $3.5 million of the adjustment was attributed to our regulated activities.  As we anticipate future recovery in rates, we recorded a $5.8 million regulatory asset for the grossed up revenue requirement.  With respect to our non-regulated business segments, a $0.1 million adjustment was charged to income tax expense.  If the measure is defeated by Oregon voters in January 2010, we will reverse the adjustments discussed above to re-measure our deferred income tax assets and liabilities.

Financial Condition

Capital Structure

Our goal is to maintain a strong consolidated capital structure, generally consisting of 45 to 50 percent common stock equity and 50 to 55 percent long-term and short-term debt.  When additional capital is required, debt or equity securities are issued depending upon both the target capital structure and market conditions. These sources also are used to fund long-term debt redemption requirements and short-term commercial paper maturities (see “Liquidity and Capital Resources,” below, and Note 5).  Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and have access to capital markets at reasonable costs.  Our consolidated capital structure was as follows:

	Sept. 30,	Sept. 30,	Dec. 31,
	2009	2008	2008
Common stock equity	47.5%	46.8%	45.3%
Long-term debt	47.2%	39.7%	36.8%
Short-term debt, including current maturities of long-term debt	5.3%	13.5%	17.9%
Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources

At September 30, 2009, we had $13.7 million of cash and cash equivalents compared to $4.1 million at September 30, 2008. We also had $20.8 million in restricted cash invested at Gill Ranch as of September 30, 2009, which is being held as collateral for equipment purchase contracts and construction loans.  In order to maintain sufficient liquidity during recent periods of volatile capital markets, we have maintained higher cash balances, added short-term borrowing capacity as needed, and pre-funded some utility capital expenditures while long-term fixed rate environments were attractive.  Short-term liquidity is supported by cash balances, internal cash flow from operations, proceeds from the sale of commercial paper notes, committed multi-year credit facilities, cash available from surrender value in company-owned life insurance policies, and proceeds from the sale of long-term debt. We use long-term debt proceeds to finance capital expenditures, refinance maturing short-term or long-term debt and for general corporate purposes.  In March 2009, we issued $75 million of secured MTNs with a coupon rate of 5.37 percent and a maturity date of February 1, 2020. In July 2009, we issued $50 million of secured MTNs with a coupon rate of 3.95 percent and a maturity date of July 15, 2014.

Our current senior secured long-term debt ratings are AA- and A1 from Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s), respectively.  Most recently, Moody’s upgraded our long-term senior secured debt rating from A2 to A1 in August 2009. Our short-term debt ratings remain at A-1+ from S&P and P-1 from Moody’s. The capital markets over the last 12 months, including the commercial paper market, have experienced significant volatility and tight credit conditions, but conditions have improved recently as reflected by tighter credit spreads and increased access to new financing for investment grade issuers. With our current debt ratings, we have been able to issue commercial paper and MTNs at attractive rates and have not needed to borrow from our $250 million back-up facility. In the event that we are not able to issue new debt due to market conditions, we expect that our near term liquidity needs can be met by using cash balances or drawing upon our committed credit facility (see “Credit Agreement,” below). We also have a universal shelf registration statement filed with the Securities and Exchange Commission for the issuance of secured and unsecured debt or equity securities, subject to market conditions and regulatory approvals.  We have OPUC approval to issue up to $175 million of additional MTNs under the shelf registration statement.

Our senior unsecured long-term debt ratings are A+ and A3 from S&P and Moody’s, respectively.  In the event that our senior unsecured long-term debt credit ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit or other form of collateral, which could expose us to additional cash requirements and may trigger significant increases in short-term borrowings.  If the credit risk-related contingent features underlying these contracts were triggered on September 30, 2009, we would be required to post approximately $13 million of collateral to our counterparties, but that would assume our long-term debt ratings were at non-investment grade levels.

Based on our current credit ratings, our recent experience issuing commercial paper, our current cash reserves, our committed credit facilities and other liquidity resources, and our expected ability to issue long-term debt and equity securities under our universal shelf registration, we believe our liquidity is sufficient to meet our anticipated near-term cash requirements, including all contractual obligations and investing and financing activities discussed below.

Off-Balance Sheet Arrangements

Except for certain lease and purchase commitments (see “Contractual Obligations,” below), we have no material off-balance sheet financing arrangements.

Contractual Obligations

Since December 31, 2008, our purchase commitments increased by a net of $82 million due to equipment purchases in connection with the development of Gill Ranch and additional purchase commitments made in the ordinary course of business.

Contractual obligations also increased with the issuance of $125 million of secured MTNs during 2009.

On July 13, 2009, our union employees ratified a new five-year labor agreement called the Joint Accord. The agreement includes a 2.37 percent average wage increase effective June 1, 2009, and a scheduled 1 percent wage increase each year thereafter.  Wage increases in future years could increase up to an additional 2 percent per year (maximum 3 percent total per year) based on a percent of wage inflation rates.  The labor agreement also maintains competitive health benefits during the term of the Joint Accord while limiting cost increases to the same level as the annual wage increases. The Joint Accord also provides increased job flexibility for the company along with an ability to use short-term unpaid leave to temporarily adjust the workforce without layoffs. It also continues the company’s defined benefit retirement plan for existing employees, but closes the plan to new employees hired after December 31, 2009.  Effective January 1, 2007, the qualified defined benefit plan for our non-bargaining unit employees was closed to new employees.  Our contractual obligations at December 31, 2008 are described in Part II, Item 7., “Financial Condition—Liquidity and Capital Resources—Contractual Obligations,” in the 2008 Form 10-K.

As of September 30, 2009, we had entered into a lease arrangement for our Gill Ranch project, located near Fresno, California, that would take effect upon the storage facility being placed in-service.  This obligation involves Gill Ranch leasing natural gas for a portion of its base gas needs of the project for a 28-year period.  This lease is with a counterparty that has also entered into a binding precedent agreement with Gill Ranch for gas storage services at the facility for a corresponding 28 yea r term.  The lease obligation value is $1.2 million per year.

Commercial Paper and Other Short-Term Loans

Our primary source of short-term liquidity is from internal cash flows and the sale of commercial paper notes payable.  In addition to issuing commercial paper to meet seasonal working capital requirements, including the financing of gas inventories and accounts receivable, short-term debt may be used to temporarily fund capital requirements.  Commercial paper is periodically refinanced through the sale of long-term debt or equity securities.  Our outstanding commercial paper, which is sold through two commercial banks under an issuing and paying agency agreement, is supported by one or more unsecured revolving credit facilities (see “Credit Agreement,” below).  Our commercial paper program did not experience any liquidity disruptions as a result of the credit problems that affected issuers of asset-backed commercial paper and certain other commercial paper programs last year.  At September 30, 2009 and 2008, our utility had commercial paper outstanding of $56.1 million and $174.8 million, respectively, and Gill Ranch had bank loans outstanding of $15.8 million at September 30, 2009 under its $40 million cash collateralized credit facility.  This year’s outstanding commercial paper balances were lower than last year’s primarily due to the refinancing of short-term debt with long-term debt issuances.

Credit Agreement

We have a syndicated multi-year credit agreement for unsecured revolving loans totaling $250 million, which may be extended for additional one-year periods subject to lender approval.  In May 2008, six of the seven lenders under the agreement, with commitments totaling $210 million, agreed to extend their obligations for an additional one-year period to May 31, 2013.  The one lender who initially declined the extension, with a commitment totaling $40 million, agreed in October 2009 to extend their obligation to May 31, 2013.  All lenders under our credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2009 as follows:

Amount
Committed
Lender rating, by category	(in $000's)
AAA/Aaa	$-
AA/Aa	230,000
A/A	20,000
BBB/Baa	-
Total	$250,000

Based on credit market conditions, it is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency.  However, based on our current assessment of our lenders’ creditworthiness, including a review of capital ratios, credit default swap spreads and credit ratings, we believe the risk of lender default is minimal.

As discussed above, we extended commitments with all seven lenders under the syndicated credit agreement, with commitments totaling $250 million, to May 31, 2013.  The credit agreement also allows us to request increases in the total commitment amount from time to time, up to a maximum amount of $400 million, and to replace any lenders who decline to extend the terms of the credit agreement. The credit agreement also permits the issuance of letters of credit in an aggregate amount up to the applicable total borrowing commitment. Any principal and unpaid interest owed on borrowings under the credit agreement is due and payable on or before the expiration date. There were no outstanding balances under this credit agreement at September 30, 2009 and 2008.  The credit agreement also requires us to maintain a consolidated indebtedness to total capitalization ratio of 70 percent or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at September 30, 2009 and 2008, with consolidated indebtedness to total capitalization ratios of 52.5 percent, and 53.2 percent, respectively.

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

The above credit ratings are dependent upon a number of factors, both qualitative and quantitative, and are subject to change at any time.  The disclosure of these credit ratings is not a recommendation to buy, sell or hold NW Natural securities.  Each rating should be evaluated independently of any other rating.

Redemptions of Long-Term Debt

In 2008, we redeemed $5 million of our 6.50 percent secured MTNs at maturity.  In 2009, there were no scheduled maturities of long-term debt.  However, in October 2009 we were notified that one investor in our 6.65 percent secured MTNs due 2027 was exercising its right under a one-time put option, thereby redeeming $0.3 million of the $20 million outstanding in November 2009.  This one-time put option has now expired, and the remaining $19.7 million will be redeemed at maturity in November 2027.  For long-term debt maturing over the next five years, see Part II, Item 7., "Results of Operations—Financial Condition—Contractual Obligations," in our 2008 Form 10-K.

Cash Flows

Operating Activities

Year-over-year changes in our operating cash flows are primarily affected by net income, changes in working capital requirements and other cash and non-cash adjustments to operating results. In the nine months ended September 30, 2009, cash flow from operating activities, excluding working capital changes, increased $51.2 million compared to the same period in 2008.  Cash flow from working capital changes in the nine months ended September 30, 2009 increased $76.2 million compared to the same period in 2008.  The overall change in cash flow from operating activities was an increase of $127.4 million.  The significant factors contributing to changes in cash flow for the nine months ended September 30, 2009 compared to the same period of 2008 are as follows:

·	an increase of $21.7 million from deferred income taxes, primarily related to an increase in tax deductions for bonus depreciation;
·	an increase of $70.7 million from deferred gas cost savings reflecting lower actual gas prices compared to gas prices embedded in customer rates in 2009;
·	a decrease of $25.0 million from our pension contribution in April 2009 to reduce our unfunded liability;
·	a decrease of $10.1 million from the loss realized on the settlement of our interest rate hedge (see Note 10);
·
an increase of $33.5 million from decreases in accounts receivable and accrued unbilled revenue primarily due to customer refunds in June and July of 2009 and higher balances in accounts receivable and accrued unbilled revenue balances at year end 2008 compared to 2007;

·	an increase of $22.1 million related to the change in gas inventories due to the higher price of gas injected into storage inventories in 2008; and
·	an increase of $24.6 million from accounts payable, reflecting lower gas prices in 2009 compared to 2008.

In June and July of 2009, we refunded an aggregate $35.8 million to our Oregon and Washington customers for the customers’ shares of accumulated gas cost savings from November 1, 2008 through March 31, 2009.  This reduction in cash was only part of the gas cost savings accumulated from lower gas prices.  Additional gas cost savings for customers have accumulated since March 31, 2009, and these amounts will be refunded to customers through lower rates beginning November 1, 2009.

In December 2008, we filed an application with the Internal Revenue Service (IRS) requesting a change in our tax accounting method to expense routine repair and maintenance costs for gas pipelines that are currently being capitalized and depreciated for book purposes.  The IRS consented to our request in August 2009, and we recognized a tax deduction of approximately $58.8 million on our 2008 tax return as a result of this method change. Accordingly, we expect to receive a federal refund of approximately $21 million during the fourth quarter of 2009.

At December 31, 2008, we reported an estimated net operating loss (NOL) for federal and Oregon income tax purposes of $19.2 million and $23.8 million, respectively, primarily due to the effects of accelerated tax depreciation provided by the Economic Stimulus Act.  As a result of the change in our tax accounting method for repair and maintenance costs discussed above as well as our increased pension contribution, our NOL for federal and Oregon income tax purposes was $89.0 million and $87.2 million on our 2008 federal and Oregon tax returns, respectively.  The federal NOL was carried back to 2006 for a refund of taxes paid in prior years, while the Oregon NOL has been carried forward to reduce current and future taxable income. We anticipate that we will be able to use all loss carryforwards in future years. The 2008 Oregon NOL would expire in 2023 if not used in earlier years.

In February 2009, the American Recovery and Reinvestment Act of 2009 (Act) was signed into law.  This Act provides a 50 percent bonus tax depreciation deduction for qualified property acquired or constructed and placed in service in 2009.  We estimate that the bonus depreciation deduction will defer the payment of approximately $13.2 million of federal income taxes during 2009 to future periods.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2009 totaled $96.5 million, up from $75.2 million for the same period in 2008.  Cash requirements for the acquisition and construction of utility plant were $68.5 million in the nine months ended September 30, 2009, up $1.7 million from $66.8 million for the same period in 2008.  The increase was primarily due to automated meter reading project costs, which were partially offset by reduced capital expenditures due to lower customer growth in new construction and reduced system expansion costs.

Cash requirements for investments in non-utility property were $16.7 million in the nine months ended September 30, 2009, primarily related to investments in Gill Ranch, compared to $5.8 million in 2008. Cash proceeds of $6.8 million from the sale of our investment in a Boeing 737-300 aircraft were used to partially offset our investments in non-utility activities last year.  Restricted cash, which collateralizes equipment purchase contracts and bank loans for Gill Ranch, increased $15.8 million for the nine months ended September 30, 2009, compared to $5.0 million for the same period in 2008.  In the nine months ended September 30, 2009 compared to the same period in 2008, cash provided by other investing activities increased $9.0 million, primarily due to a net recovery of capital costs in the amount of $2.8 million from Palomar in 2009 compared to contributions of $5.3 million to Palomar in 2008.

In 2009, capital expenditures for the utility are estimated to be between $100 and $110 million, and for non-utility investments are expected to be between $50 and $70 million for business development projects that are currently in process (see “Strategic Opportunities,” above).

Over the five-year period 2009 through 2013, utility construction expenditures are estimated at between $450 and $500 million.  The estimated level of utility capital expenditures over the next five years reflects assumptions for customer growth, utility storage development at Mist, AMR, technology improvements and utility system improvements, including requirements under the Pipeline Safety Improvement Act of 2002.  Most of the required funds are expected to be internally generated over the five-year period and any remaining funding will be obtained through the issuance of long-term debt or equity securities, with short-term debt providing liquidity and bridge financing (see Part II, Item 7., “Financial Condition—Cash Flows—Investing Activities,” in the 2008 Form 10-K).

Our share of the total cost of the Gill Ranch project is estimated to be between $160 million and $180 million, and the Mist expansion is estimated to be between $45 million and $55 million over the next two years.  As of September 30, 2009, we have a capital account balance of $32.2 million for Gill Ranch and $6.0 million for our Mist expansion.

In 2009 and 2010, Palomar will continue to work on the planning and permitting phase of the Palomar pipeline project.  The total cost for planning and permitting is estimated to be between $40 million and $50 million, of which our ownership interest is 50 percent. As of September 30, 2009, we had a net equity investment of $12.4 million in this project.  The total cost estimate for the entire 217-mile pipeline, if constructed, is estimated to be between $750 million and $800 million, with our current 50 percent share estimated at between $375 million and $400 million. See "Strategic Opportunities—Pipeline Diversification," above.

The Palomar pipeline project includes both an east and west segment.  Palomar intends to proceed with the construction of the west segment of the pipeline if an LNG terminal is developed.  However, the development of LNG terminals along the Columbia River may or may not proceed, dependent upon a variety of factors, including obtaining state and federal permits, securing acceptable financing and economic conditions.  Palomar had executed precedent agreements whereby a significant majority of the pipeline capacity was committed to one shipper.  In April 2009, Palomar and that shipper replaced their existing precedent agreement with a new agreement for the same amount of capacity and Palomar received $15.8 million of cash proceeds which had supported the shipper's obligations under the prior agreement.  The cash proceeds received were applied against project costs.  Under the precedent agreement now in effect, the shipper currently provides an alternate form of credit support, which is expected to support a portion of the ongoing planning and permitting costs as the project develops. In addition, Palomar has the right to request additional credit support from the shipper at future stages of development.  A failure to provide acceptable ongoing credit support to meet the shipper's obligations may result in Palomar reassessing its commitment to the development of the west segment.

        Based on an ongoing review of the Palomar pipeline project, and continuing interest expressed by the majority shipper, as well as interest expressed by other potential shippers, PGH believes that the Palomar project is still viable, particularly the east segment.  Palomar has binding precedent agreements with two shippers, including our own utility, which represents a majority of the current design capacity on the pipeline.  Palomar has also been discussing precedent agreements with other potential shippers for the east segment in particular, should some of that capacity be available.  We will continue to manage project risks, evaluate project costs and assess the fair value of our investment on a quarterly basis, including a valuation of the available credit support.  Additionally, PGH will continue to evaluate market conditions and project status to determine if and when to proceed with construction of all or some portion of the project. See Part I, Item 1A., "Risk Factors," in the 2008 Form 10-K.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2009 totaled $96.0 million, up from cash provided of $1.2 million for the same period in 2008.  Our short-term debt balances decreased $189.0 million in the nine months ended September 30, 2009, compared to an increase of $31.7 million for the same period in 2008.  This was offset by long-term debt issuances of $75 million in March 2009 and $50 million in July 2009. We use long-term debt proceeds to finance capital expenditures, refinance maturing short-term or redeem long-term debt maturities and for general corporate purposes.  Only small amounts of common shares were purchased and issued during the nine months ended September 30, 2009 and 2008 to satisfy stock-based compensation plans, while no shares were purchased pursuant to our common stock repurchase program and no long-term debt was redeemed in the nine months ended September 30, 2009 and 2008.

Pension Funding Status

We make contributions to our qualified defined benefit pension plans based on actuarial assumptions and estimates, tax regulations and funding requirements under federal law. The Pension Protection Act of 2006 (the Pension Act) established new funding requirements for defined benefit plans.  The Pension Act establishes a 100 percent funding target for plan years beginning after December 31, 2008.  Our qualified defined benefit pension plans were underfunded by $98.4 million at December 31, 2008.  In April 2009, we contributed $25 million, and we anticipate no further funding requirements for the 2008 plan year.  We will continue to monitor the funding status to determine if further contributions are required later this year or in early 2010 for the 2009 plan year.  For more information on the funding status of our qualified retirement plans and other postretirement benefits, see Note 7, and Part II, Item 7., “Financial Condition—Pension Cost and Funding Status of Qualified Retirement Plans,” and Part II, Item 8., Note 7, “Pension and Other Postretirement Benefits,” in the 2008 Form 10-K.

We also contribute to a multiemployer pension plan pursuant to our collective bargaining agreement.  Our total contribution to the Western States Plan in 2008 amounted to $0.4 million.  We made contributions totaling $0.3 million to the Western States Plan for both the nine months ended September 30, 2009 and 2008.   See Note 7 for further discussion.

Ratios of Earnings to Fixed Charges

For the nine and twelve months ended September 30, 2009 and the twelve months ended December 31, 2008, our ratios of earnings to fixed charges, computed using the Securities and Exchange Commission method, were 3.24, 3.94 and 3.76, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income.  Because a significant part of our business is of a seasonal nature, the ratios for the interim periods are not necessarily indicative of the results for a full year.

Contingent Liabilities

Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies (see Part II, Item 7., “Application of Critical Accounting Policies and Estimates,” in the 2008 Form 10-K).  At September 30, 2009, we had a regulatory asset of $99.8 million for environmental costs, which includes $35.7 million of total paid expenditures to date, $55.6 million for additional environmental costs expected to be paid in the future and accrued interest of $8.5 million.  If it is determined that both the insurance recovery and future customer rate recovery of such costs are not probable, then the costs will be charged to expense in the period such determination is made.  For further discussion of contingent liabilities, see Note 11.

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

Commodity Price Risk

Natural gas commodity prices are subject to fluctuations due to unpredictable factors including weather, pipeline transportation congestion, potential market speculation and other factors that affect short-term supply and demand.  Commodity-swap and option contracts (financial hedge contracts) are used to convert certain natural gas supply contracts from floating prices to fixed, capped or discounted prices.  These financial hedge contracts are generally included in our annual PGA filing for cost recovery, subject to a regulatory prudence review.  At September 30, 2009 and 2008, notional amounts under these financial hedge contracts totaled $358.8 million and $460.4 million, respectively.  If all of the commodity-based financial hedge contracts had been settled on September 30, 2009, a loss of about $24.6 million would have been realized and recorded to a deferred regulatory account (see Note 10). We regularly monitor and manage the financial exposure and liquidity risk of our financial hedge contracts under the direction of our Gas Acquisition Strategies and Policies Committee, which consists of senior management with Audit Committee oversight.  Based on the existing open interest in the contracts held, we believe financial exposure to be minimal and existing contracts to be liquid. All of our financial hedge contracts mature on or before October 31, 2012. The $24.6 million unrealized loss is an estimate of future cash flows based on forward market prices that are expected to be paid as follows: $17.2 million in the next 12 months and $7.4 million thereafter. The amount realized will change based on market prices at the time contract settlements are fixed.

Credit Risk

Credit exposure to financial derivative counterparties. Based on estimated fair value at September 30, 2009, our credit exposure relating to commodity hedge contracts reflected an amount we owed of $24.6 million to our financial derivative counterparties.  Our financial derivatives policy requires counterparties to have a certain minimum investment-grade credit rating at the time the derivative instrument is entered into, and specific limits on the contract amount and duration based on each counterparty’s credit rating.  Some counterparties were downgraded but continue to maintain investment grade ratings (see table below). Due to current market conditions and credit concerns, we continue to enforce strong credit requirements.   We actively monitor and manage our derivative credit exposure and place counterparties on hold for trading purposes or require letters of credit or guarantees as circumstances warrant.  Our derivative credit risk exposure, which reflects amounts that financial derivative counterparties owe to us, is minimal and all outstanding contracts at September 30, 2009 expire or are expected to settle on or before October 31, 2012.

The following table summarizes our credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings for our unrealized fair value gains and losses. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

Thousands	Sept. 30, 2009	Sept. 30, 2008	Dec. 31, 2008
AAA/Aaa	$-	$(15,421)	$(16,827)
AA/Aa	(18,730)	(81,649)	(122,287)
A/A	(5,872)	(13,951)	(12,006)
BBB/Baa	-	-	-
Total	$(24,602)	$(111,021)	$(151,120)

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the quarter ended September 30, 2009 of equity securities that are registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
	(a)	(b)	Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
Balance forward			2,124,528	$16,732,648
07/01/09 - 07/31/09	1,135	$43.13	-	-
08/01/09 - 08/31/09	26,907	$42.68	-	-
09/01/09 - 09/30/09	1,505	$41.45	-	-
Total	29,547	$42.64	2,124,528	$16,732,648

(1)
During the three months ended September 30, 2009, 22,980 shares of our common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan.  In addition, 6,567 shares of our common stock were purchased on the open market during the quarter to meet the requirements of our share-based programs.  During the three months ended September 30, 2009, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated Stock Option Plan.

(2)
We have a share repurchase program for our common stock under which we purchase shares on the open market or through privately negotiated transactions.  We currently have Board authorization through May 31, 2010 to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million.  During the three months ended September 30, 2009, no shares of our common stock were purchased pursuant to this program.  Since the program’s inception in 2000 we have repurchased 2.1 million shares of common stock at a total cost of $83.3 million.

Item 6.  EXHIBITS

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:  November 5, 2009

/s/ Stephen P. Feltz
Stephen P. Feltz
Principal Accounting Officer
Treasurer and Controller

NORTHWEST NATURAL GAS COMPANY

EXHIBIT INDEX
To
Quarterly Report on Form 10-Q
For Quarter Ended
September 30, 2009

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