Form 10-Q
period 2014-03-31
NORTHWEST NATURAL GAS CO
filed 2014-05-02
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes [   ]     No  [ X ]

At April 25, 2014, 27,137,366 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY
 For the Quarterly Period Ended March 31, 2014

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in our 2013 Annual Report on Form 10-K, Part I, Item 1A. “Risk Factors” and Part II, Item 7. and Item 7A., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and in Part I, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 1A, “Risk Factors,” herein.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
In thousands, except per share data	2014	2013

Operating revenues	$293,386	$277,861

Operating expenses:
Cost of gas	155,201	142,359
Operations and maintenance	35,386	33,757
General taxes	8,182	8,732
Depreciation and amortization	19,589	18,807
Total operating expenses	218,358	203,655
Income from operations	75,028	74,206
Other income and expense, net	1,383	520
Interest expense, net	11,542	11,127
Income before income taxes	64,869	63,599
Income tax expense	26,985	25,960
Net income	37,884	37,639
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $109 and $151 for the three months ended March 31, 2014 and 2013, respectively	165	233
Comprehensive income	$38,049	$37,872
Average common shares outstanding:
Basic	27,094	26,929
Diluted	27,126	26,973
Earnings per share of common stock:
Basic	$1.40	$1.40
Diluted	1.40	1.40
Dividends declared per share of common stock	0.460	0.455

See Notes to Unaudited Consolidated Financial Statements.

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands	March 31, 2014	March 31, 2013	December 31, 2013

Assets:
Current assets:
Cash and cash equivalents	$17,929	$8,337	$9,471
Accounts receivable	87,264	84,346	81,889
Accrued unbilled revenue	33,515	29,633	61,527
Allowance for uncollectible accounts	(2,235)	(2,116)	(1,656)
Regulatory assets	27,834	39,001	22,635
Derivative instruments	15,846	8,200	5,311
Inventories	33,469	52,004	60,669
Gas reserves	21,990	14,286	20,646
Income taxes receivable	—	2,033	3,534
Deferred tax assets	4,915	—	45,241
Other current assets	13,595	12,441	21,181
Total current assets	254,122	248,165	330,448
Non-current assets:
Property, plant, and equipment	2,939,760	2,808,673	2,918,739
Less: Accumulated depreciation	868,257	824,561	855,865
Total property, plant, and equipment, net	2,071,503	1,984,112	2,062,874
Gas reserves	134,894	100,169	121,998
Regulatory assets	285,046	384,453	369,603
Derivative instruments	1,078	2,836	1,880
Other investments	67,288	68,029	67,851
Restricted cash	4,000	4,000	4,000
Other non-current assets	12,453	14,735	12,257
Total non-current assets	2,576,262	2,558,334	2,640,463
Total assets	$2,830,384	$2,806,499	$2,970,911

See Notes to Unaudited Consolidated Financial Statements.

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands	March 31, 2014	March 31, 2013	December 31, 2013

Liabilities and equity:
Current liabilities:
Short-term debt	$32,600	$130,750	$188,200
Current maturities of long-term debt	80,000	—	60,000
Accounts payable	89,201	77,007	96,126
Taxes accrued	34,146	10,262	10,856
Interest accrued	11,144	10,952	7,103
Regulatory liabilities	37,686	28,239	28,335
Derivative instruments	1,191	3,450	1,891
Other current liabilities	38,069	41,445	40,280
Total current liabilities	324,037	302,105	432,791
Long-term debt	661,700	691,700	681,700
Deferred credits and other non-current liabilities:
Deferred tax liabilities	489,108	467,360	532,036
Regulatory liabilities	308,858	293,135	303,485
Pension and other postretirement benefit liabilities	147,733	215,808	149,354
Derivative instruments	96	642	615
Other non-current liabilities	119,376	79,112	119,058
Total deferred credits and other non-current liabilities	1,065,171	1,056,057	1,104,548
Commitments and contingencies (see Note 13)	—	—	—
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 27,132, 26,948, and 27,075 at March 31, 2014 and 2013 and December 31, 2013, respectively	366,560	357,957	364,549
Retained earnings	419,109	407,738	393,681
Accumulated other comprehensive loss	(6,193)	(9,058)	(6,358)
Total equity	779,476	756,637	751,872
Total liabilities and equity	$2,830,384	$2,806,499	$2,970,911

See Notes to Unaudited Consolidated Financial Statements.

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
In thousands	2014	2013

Operating activities:
Net income	$37,884	$37,639
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	19,589	18,807
Regulatory amortization of gas reserves	2,981	2,381
Deferred tax liabilities, net	205	25,797
Non-cash expenses related to qualified defined benefit pension plans	1,278	1,476
Contributions to qualified defined benefit pension plans	(2,800)	(1,400)
Deferred environmental recoveries, net of (expenditures)	83,252	(4,482)
Other	603	(545)
Changes in assets and liabilities:
Receivables	23,216	5,281
Inventories	27,200	15,598
Taxes accrued	26,824	1,193
Accounts payable	(1,671)	(13,781)
Interest accrued	4,041	4,999
Deferred gas costs	(14,049)	1,966
Other, net	11,579	11,189
Cash provided by operating activities	220,132	106,118
Investing activities:
Capital expenditures	(25,588)	(22,674)
Utility gas reserves	(19,681)	(12,257)
Other	(191)	(1,335)
Cash used in investing activities	(45,460)	(36,266)
Financing activities:
Common stock issued, net	1,400	1,115
Change in short-term debt	(155,600)	(59,500)
Cash dividend payments on common stock	(12,456)	(12,248)
Other	442	195
Cash used in financing activities	(166,214)	(70,438)
Increase (decrease) in cash and cash equivalents	8,458	(586)
Cash and cash equivalents, beginning of period	9,471	8,923
Cash and cash equivalents, end of period	$17,929	$8,337

Supplemental disclosure of cash flow information:
Interest paid	$7,502	$6,128
Income taxes paid	—	—

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

Certain prior year balances in our unaudited consolidated financial statements and notes there to have been reclassified to conform with the current presentation. These reclassifications had no impact on our prior year’s consolidated results of operations, financial condition or cash flows.

Information presented in these interim unaudited consolidated financial statements is unaudited, but includes all material adjustments that management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K (2013 Form 10-K). A significant part of our business is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the 2013 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2014. The following are current updates to certain critical accounting policy estimates and accounting standards in general.

Regulatory Accounting
In applying regulatory accounting in accordance with generally accepted accounting principles in the United States of America (GAAP), we capitalize or defer certain costs and revenues as regulatory assets and liabilities. These deferrals were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2014	2013	2013
Current:
Unrealized loss on derivatives(1)	$1,191	$3,450	$1,891
Other(2)	26,643	35,551	20,744
Total current	$27,834	$39,001	$22,635
Non-current:
Unrealized loss on derivatives(1)	$96	$642	$615
Pension balancing(3)	27,328	17,322	25,713
Deferred income taxes	49,007	53,065	51,814
Pension and other postretirement benefit liabilities(3)	123,399	178,377	125,855
Environmental costs(4)	63,517	125,671	148,389
Other(2)	21,699	9,376	17,217
Total non-current	$285,046	$384,453	$369,603

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2014	2013	2013
Current:
Gas costs	$9,137	$8,694	$7,510
Unrealized gain on derivatives(1)	15,788	8,054	5,290
Other(2)	12,761	11,491	15,535
Total current	$37,686	$28,239	$28,335
Non-current:
Gas costs	$2,602	$1,407	$2,172
Unrealized gain on derivatives(1)	1,078	2,836	1,880
Accrued asset removal costs	299,026	285,437	296,294
Other(2)	6,152	3,455	3,139
Total non-current	$308,858	$293,135	$303,485

(1)
Unrealized gains or losses on derivatives are non-cash items and, therefore, do not earn a rate of return or a carrying charge. These amounts are recoverable through utility rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.

(2)	Other primarily consists of deferrals and amortizations under other approved regulatory mechanisms. The accounts being amortized typically earn a rate of return or carrying charge.

(3)
Certain utility pension costs are approved for regulatory deferral, including amounts recorded to the pension balancing account, to mitigate the effects of higher and lower pension expenses. Pension costs that are deferred include an interest component when recognized in net periodic benefit costs. See Note 7.

(4)
Environmental costs relate to specific sites approved for regulatory deferral by the Public Utility Commission of Oregon (OPUC) and Washington Utilities and Transportation Commission (WUTC). In Oregon, we earn a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. In Washington, a carrying charge related to deferred amounts will be determined in a future proceeding. For further information on environmental matters, see Note 13.

New Accounting Standards

Recent Accounting Pronouncements
OBLIGATIONS RESULTING FROM JOINT AND SEVERAL LIABILITY ARRANGEMENTS. In February 2013, the Financial Accounting Standards Board (FASB) issued guidance regarding the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under the new guidance, an entity is required to measure fixed obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, an entity must disclose the nature and amount of the obligation as well as other information about the obligations. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our financial position, results of operations, or disclosures.

PRESENTATION OF UNRECOGNIZED TAX BENEFIT. In July 2013, the FASB issued guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our financial position, results of operations, or disclosures.

Subsequent Events
See Note 14 for information regarding the amendment to the Gill Ranch loan agreement.

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

	Three Months Ended
	March 31,
In thousands, except per share data	2014	2013
Net income	$37,884	$37,639
Average common shares outstanding - basic	27,094	26,929
Additional shares for stock-based compensation plans outstanding	32	44
Average common shares outstanding - diluted	27,126	26,973
Earnings per share of common stock - basic	$1.40	$1.40
Earnings per share of common stock - diluted	$1.40	$1.40
Additional information:
Antidilutive shares excluded from net income per diluted common share calculation	44	32

4. SEGMENT INFORMATION

We operate in two primary reportable business segments, local gas distribution and gas storage. We also have other investments and business activities not specifically related to one of these two reporting segments, which we aggregate and report as other. We refer to our local gas distribution business as the utility, and our gas storage segment and other as non-utility. Our utility segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and the utility portion of our Mist underground storage facility in Oregon (Mist). Our gas storage segment includes NWN Gas Storage, which is a wholly-owned subsidiary of NWN Energy, Gill Ranch, which is a wholly-owned subsidiary of NWN Gas Storage, the non-utility portion of Mist, and all third-party asset management services. Other includes NNG Financial and NWN Energy's equity investment in PGH, which is pursuing development of a cross-Cascades pipeline project. See Note 4 in our 2013 Form 10-K for further discussion of our segments.

The following table presents summary financial information concerning the reportable segments. Inter-segment transactions are insignificant:

	Three Months Ended March 31,
In thousands	Utility	Gas Storage	Other	Total
2014
Operating revenues	$285,495	$7,835	$56	$293,386
Depreciation and amortization	17,967	1,622	—	19,589
Income from operations	71,457	3,553	18	75,028
Net income	36,019	1,627	238	37,884
Capital expenditures	25,350	238	—	25,588
Total assets at March 31, 2014	2,506,930	307,055	16,399	2,830,384
2013
Operating revenues	$269,659	$8,146	$56	$277,861
Depreciation and amortization	17,188	1,619	—	18,807
Income from operations	70,228	3,957	21	74,206
Net income	36,031	1,636	(28)	37,639
Capital expenditures	22,388	286	—	22,674
Total assets at March 31, 2013	2,501,724	288,795	15,980	2,806,499

Total assets at December 31, 2013	$2,644,367	$310,097	$16,447	$2,970,911

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

	Three Months Ended March 31,
In thousands	2014	2013
Utility margin calculation:
Utility operating revenues	$285,495	$269,659
Less: Utility cost of gas	155,201	142,359
Utility margin	$130,294	$127,300

5. STOCK-BASED COMPENSATION

Our stock-based compensation plans include a Long-Term Incentive Plan (LTIP) under which various types of equity awards may be granted, an Employee Stock Purchase Plan, and a Restated Stock Option Plan (Restated SOP). The Restated SOP was terminated for new stock option grants in 2012. These plans are designed to promote stock ownership in NW Natural by employees and officers. For additional information on our stock-based compensation plans, see Note 6 in the 2013 Form 10-K and updates provided below.

Long-Term Incentive Plan

Performance-Based Stock Awards
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the first quarter of 2014, 43,625 performance-based shares were granted under the LTIP based on target-level awards and a weighted-average grant date fair value of $42.43 per share. Fair value for the market based portion of the LTIP was estimated as of the date of grant using a Monte-Carlo option pricing model based on the following assumptions:

Stock price on valuation date	$41.78
Performance term (in years)	3.0
Quarterly dividends paid per share	$0.460
Expected dividend yield	4.3%
Dividend discount factor	0.8845

Performance-Based Restricted Stock Units (RSUs)
During the first quarter of 2014, 31,113 performance-based RSUs were granted under the LTIP with a weighted-average grant date fair value of $42.03 per share. As of March 31, 2014, there was $2.6 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2019. Generally, the RSUs awarded include a performance-based threshold and a vesting period of four years from the grant date. An RSU obligates the Company upon vesting to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of the RSU is equal to the closing market price of the Company's common stock on the grant date.

Restated Stock Option Plan
As of March 31, 2014, there was $0.2 million of unrecognized compensation cost from grants of stock options issued in prior years, which is expected to be recognized in 2014. The Restated SOP was terminated for new option grants in 2012; however, options that had been granted before the Restated SOP was terminated will remain outstanding until the earlier of their expiration, forfeiture, or exercise. Any new grants of stock options would be made under the LTIP. No stock options were granted under the LTIP in the three months ended March 31, 2014.

6. DEBT

Short-Term Debt
At March 31, 2014, our short-term debt consisted of commercial paper notes payable with a maximum and an average maturity of less than 30 days, and an outstanding balance of $32.6 million. The carrying cost of our commercial paper approximates fair value using Level 2 inputs due to the short-term nature of the notes. See Note 2 in our 2013 Form 10-K for a description of the fair value hierarchy.

Current Maturities of Long-Term Debt
The utility has first mortgage bonds (FMBs) with maturity dates in the 12-month period ending March 31, 2015 totaling $60 million, which consists of $50 million of FMBs with a coupon rate of 3.95% and maturity in July 2014 and $10 million of FMBs with a coupon rate of 8.26% and maturity in September 2014.

In addition, in April 2014, Gill Ranch amended its loan agreement with Prudential. The amendment requires Gill Ranch to pay back $20 million of variable-rate outstanding debt during the second quarter of 2014, with the remaining $20 million of fixed-rate debt scheduled to mature on November 30, 2016. The $20 million of debt to be prepaid had an interest rate of 7.00% as of March 31, 2014. As part of the amended agreement, the EBITDA covenant requirement is suspended through March 31, 2015 with lower EBITDA hurdles thereafter. The amendment also fixes the debt service reserve at $3 million. At March 31, 2014, we were in compliance with all covenants and restrictions under the debt agreement.

Long-Term Debt
Our utility's long-term debt, including current maturities, consisted of $701.7 million of first mortgage bonds (FMBs) as of March 31, 2014, with maturity dates ranging from 2014 through 2042, interest rates ranging from 3.176% to 9.05%, and a weighted-average coupon rate of 5.55%. We did not redeem any FMBs during the three months ended March 31, 2014.

At March 31, 2014, our gas storage segment’s long-term debt consisted of $20 million of senior secured debt with a maturity date of November 30, 2016 and an interest rate of 7.75%. The $20 million variable interest rate portion of this debt has been classified with current maturities as it is expected to be paid during the second quarter of 2014. The debt is secured by all of the membership interests in Gill Ranch and is nonrecourse to NW Natural.

Our outstanding debt does not trade in active markets. We estimate the fair value of our debt using utility companies with similar credit ratings, terms, and remaining maturities to our debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in our 2013 Form 10-K.

The following table provides an estimate of the fair value of our long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In thousands	2014	2013	2013
Carrying amount	$741,700	$691,700	$741,700
Estimated fair value	820,458	825,038	806,359

See Note 7 in our 2013 Form 10-K for more detail on our long-term debt.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

The following table provides the components of net periodic benefit cost for the Company's pension and other postretirement benefit plans:

	Three Months Ended March 31,
			Other Postretirement
	Pension Benefits		Benefits
In thousands	2014	2013	2014	2013
Service cost	$1,918	$2,341	$136	$179
Interest cost	4,512	4,103	309	286
Expected return on plan assets	(4,886)	(4,678)	—	—
Amortization of net actuarial loss	2,580	4,421	46	169
Amortization of prior service costs	56	56	49	49
Net periodic benefit cost	4,180	6,243	540	683
Amount allocated to construction	(1,201)	(1,855)	(171)	(219)
Amount deferred to regulatory balancing account(1)	(1,101)	(2,349)	—	—
Net amount charged to expense	$1,878	$2,039	$369	$464

(1) The deferral of certain pension expenses above or below the amount set in rates was approved by the OPUC, with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of lower net periodic benefit costs in future years. Deferred pension expense balances include accrued interest at the utility’s actual cost of long-term debt.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to our non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2014	2013
Beginning balance	$(6,358)	$(9,291)
Amounts reclassified from AOCL:
Amortization of prior service costs	(2)	(2)
Amortization of actuarial losses	276	386
Total reclassifications before tax	274	384
Tax expense	(109)	(151)
Total reclassifications for the period	165	233
Ending balance	$(6,193)	$(9,058)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plan
In the three months ended March 31, 2014, we made cash contributions totaling $2.8 million to our qualified defined benefit pension plan. In 2012, Congress passed the "Moving Ahead for Progress in the 21st Century Act" (MAP-21), which among other things, includes provisions that reduce the level of minimum required contributions in the near-term but generally increase contributions in the long-run as well as increase the operational costs of running a pension plan. We expect to contribute up to $15 million to the pension plan during 2014.

Multiemployer Pension Plan
In addition to the Company-sponsored defined benefit pension plan described above, the Company also contributed to a multiemployer pension plan for our utility’s union employees known as the Western States Office and Professional Employees International Union Pension Fund (plan's EIN is 94-6076144) prior to December 2013. Effective December 22, 2013, the Company withdrew from the plan as allowed under the terms of its current collective bargaining agreement. Vested participants will receive all benefits accrued through the date of the withdrawal. As the plan was underfunded at the time of withdrawal, the Company was assessed a withdrawal liability of $8.3 million, which requires NW Natural to pay $0.6 million each year to the plan for the next 20 years. The cost of withdrawal liability was deferred to a regulatory account on the balance sheet.

Defined Contribution Plan
The Retirement K Savings Plan provided to our employees is a qualified defined contribution plan under Internal Revenue Code Section 401(k). Company contributions to this plan totaled $0.5 million for both the three months ended March 31, 2014 and 2013.

See Note 8 in the 2013 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

8. INCOME TAX

An estimate of annual income tax expense (or benefit) is made each interim period using estimates for annual pre-tax income, regulatory flow-through adjustments, tax credits and other items. The estimated annual effective tax rates do not include discrete events, such as tax law changes, which are recorded in the interim period in which they occur. The estimated annual effective tax rate is applied to year-to-date, pre-tax income to determine income tax expense (or benefit) for the interim period consistent with the annual estimate.

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended March 31,
Dollars in thousands	2014	2013
Income tax at statutory rates (federal and state)	$25,721	$25,239
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	1,433	1,512
Other, net	(169)	(791)
Income tax expense	$26,985	$25,960
Effective income tax rate	41.6%	40.8%

The change in income tax expense for the three months ended March 31, 2014, compared to the same period in 2013, is primarily due to an increase in pre-tax earnings in 2014 and a $0.6 million income tax charge related to a higher effective tax rate in Oregon, which required the revaluation of deferred tax balances. See Note 9 in the 2013 Form 10-K for more detail on income taxes and effective tax rates.

The Company’s examination by the Internal Revenue Service (IRS) for tax years 2009 through 2011 was completed during the three months ended March 31, 2014. The examination did not result in a material change to the returns as originally filed or previously adjusted for net operating loss carrybacks. The 2012 tax year is subject to examination and the 2013 and 2014 tax years are subject to review under the Compliance Assurance Process (CAP) with the IRS.

9. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of our property, plant, and equipment and related accumulated depreciation:

	March 31,		December 31,
In thousands	2014	2013	2013
Utility plant in service	$2,605,018	$2,452,419	$2,585,901
Utility construction work in progress	30,699	53,474	28,855
Less: Accumulated depreciation	838,285	799,864	827,380
Utility plant, net	1,797,432	1,706,029	1,787,376
Non-utility plant in service	297,352	296,228	297,330
Non-utility construction work in progress	6,691	6,552	6,653
Less: Accumulated depreciation	29,972	24,697	28,485
Non-utility plant, net	274,071	278,083	275,498
Total property, plant, and equipment	$2,071,503	$1,984,112	$2,062,874

Capital expenditures acquired with accrued liabilities	$7,769	$7,621	$10,456

10. GAS RESERVES

We entered into agreements with Encana Oil & Gas (USA) Inc. (Encana) in 2011 to develop and produce physical gas reserves and provide long-term gas price protection for utility customers. Encana began drilling in 2011 under these agreements. Gas produced from working interests in these gas fields is sold at prevailing market prices, with revenues from such sales, less associated production costs, credited to the utility's cost of gas. The cost of gas, including a carrying cost for the net rate base investment, is part of NW Natural's annual Oregon PGA filing, which allows us to recover our costs through customer rates.

On March 28, 2014, we amended the original gas reserve agreements in order to facilitate Encana's proposed sale of its interest in the Jonah field. Under the amendment, we ended the drilling program with Encana, but increased our assigned ownership interests in certain sections of the Jonah field. Our investment to-date will continue to earn a rate of return and provide long-term gas price protection for our utility customers. Although we retained the right to drill additional wells, we have not determined at this time whether we will seek to do so. Recovery of drilling costs through customer rates for these additional wells would require regulatory approval.

Gas reserves acted to hedge the cost of gas for approximately 4% and 3% of our utility's gas supplies for the three months ended March 31, 2014 and 2013, respectively. Our utility gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the balance sheet. The following table outlines our net investment in gas reserves:

	March 31,		December 31,
In thousands	2014	2013	2013
Gas reserves, current	$21,990	$14,286	$20,646
Gas reserves, non-current	156,450	110,033	140,573
Less: Accumulated amortization	21,556	9,864	18,575
Total gas reserves	156,884	114,455	142,644
Less: Deferred tax liabilities on gas reserves	30,704	32,907	42,117
Net investment in gas reserves	$126,180	$81,548	$100,527

11. INVESTMENTS

Equity Method Investments
Palomar Gas Transmission, LLC (Palomar), a wholly-owned subsidiary of PGH, is pursuing the development of a new gas transmission pipeline that would provide an interconnection with our utility distribution system. PGH is owned 50% by NWN Energy, a wholly-owned subsidiary of NW Natural, and 50% by TransCanada American Investments Ltd., an indirect wholly-owned subsidiary of TransCanada Corporation. PGH is a development stage Variable Interest Entity, with our investment in Palomar reported under equity method accounting based on the determination that we are not the primary beneficiary of PGH’s activities, as defined by the authoritative guidance related to consolidations, as we have only a 50% share and there are no stipulations that allow us a disproportionate influence over the entity. Our investment in PGH and Palomar are included in other investments on our balance sheet. Our maximum loss exposure related to PGH is limited to our equity investment balance, less our share of any cash or other assets available to us as a 50% owner. Our investment balance in PGH was $13.4 million at both March 31, 2014 and 2013 and December 31, 2013. See Note 12 in our 2013 Form 10-K.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at fair value. See Note 12 in the 2013 Form 10-K.

12. DERIVATIVE INSTRUMENTS

We enter into financial derivative contracts to meet our utility’s natural gas sales requirements. These contracts include swaps, options, and combinations of option contracts. We primarily use these derivative financial instruments to manage commodity price variability. A small portion of our derivative hedging strategy involves foreign currency exchange contracts. The financial derivatives used in order to meet our utility's natural gas requirements qualify for regulatory deferral accounting.

We enter into these financial derivatives, up to prescribed limits, primarily to hedge price variability related to our physical gas supply contracts as well as to hedge spot purchases of natural gas. The foreign currency forward contracts are used to hedge the fluctuation in foreign currency exchange rates for pipeline demand charges paid in Canadian dollars.

In the normal course of business, we also enter into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of utility customers. These contracts qualify for regulatory deferral accounting treatment. We also enter into exchange contracts related to the asset management of our gas portfolio, which are derivatives that do not qualify for hedge accounting or regulatory deferral, but are subject to our regulatory sharing agreement.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on our derivative instruments:

	March 31,		December 31,
In thousands	2014	2013	2013
Natural gas (in therms):
Financial	295,125	302,020	389,225
Physical	875,150	671,000	552,500
Foreign exchange	$5,590	$16,322	$15,002

Purchased Gas Adjustment
Derivatives entered into by the utility for the procurement or hedging of natural gas for future gas years and prior to our annual PGA filing receive regulatory deferred accounting treatment. Derivative contracts entered into after the annual PGA rate is set for the current gas contract year are subject to our PGA incentive sharing mechanism, which provides for either an 80% or 90% deferral of any gains and losses as regulatory assets or liabilities, with the remaining 10% or 20% recognized in current income. For the current gas year we have selected the 90% deferral option. In general, our commodity hedging for the current gas year is completed prior to the start of the upcoming gas year, and hedge prices are included in the Company's weighted-average cost of gas in the PGA filing. As of

November 1, 2013, we reached our target hedge percentage of approximately 75% for the 2013-14 gas year, and these hedge prices were included in the PGA filing and qualified for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from our derivative instruments. Outstanding derivative instruments related to regulated utility operations are deferred in accordance with regulatory accounting standards.

	Three months ended March 31,
	2014		2013
In thousands	Natural gas commodity	Foreign currency	Natural gas commodity	Foreign currency
Benefit (expense) to cost of gas	$15,912	$(275)	$7,183	$(239)
Less:
Amounts deferred to regulatory accounts on the balance sheet	(15,875)	275	(7,037)	239
Total gain in pre-tax earnings	$37	$—	$146	$—

The cost of foreign currency forward contracts and natural gas derivative contracts are recognized immediately in the cost of gas; however, costs above or below the amount embedded in the current year PGA are subject to a regulatory deferral tariff and therefore, are recorded as a regulatory asset or liability.

We realized a net gain of $8.5 million and a net loss of $5.4 million for the three months ended March 31, 2014 and 2013, respectively, from the settlement of natural gas financial derivative contracts. Realized gains are recorded as a reduction to the cost of gas, while realized losses were recorded as increases to the cost of gas.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by our counterparties as of March 31, 2014 or 2013. We attempt to minimize the potential exposure to collateral calls by counterparties to manage our liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given our counterparty credit limits and portfolio diversification, we have not been subject to collateral calls in 2013 or 2014. Our collateral call exposure is set forth under credit support agreements, which generally contain credit limits. We could also be subject to collateral call exposure where we have agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change. Based upon current financial derivative contracts outstanding, which reflect unrealized gains of $16.5 million at March 31, 2014, we do not have any collateral demand exposure.

Our financial derivative instruments are subject to master netting arrangements; however, they are presented on a gross basis on the face of our statement of financial position. The Company and its counterparties have the ability to set-off their obligations to each other under specified circumstances. Such circumstances may include when there is a defaulting party or in the event of a credit change due to a merger that affects either party or any other termination event. If netted by counterparty, our derivative position would result in an asset of $16.6 million and a liability of $1.0 million as of March 31, 2014. As of March 31, 2013, our derivative position would have resulted in an asset of $8.3 million and a liability of $1.4 million.

We are exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for our natural gas purchases made on behalf of customers. See Note 13 in our 2013 Form 10-K.

Fair Value
In accordance with fair value accounting, we include nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position. The inputs in our valuation techniques include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, our assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at March 31, 2014. As of March 31, 2014 and 2013 and December 31, 2013, the net fair value was an asset of $15.6 million, $6.9 million, and $4.7 million, respectively, using significant other observable, or Level 2 inputs. We have used no Level 3 inputs in our derivative valuations. We did not have any transfers between Level 1 or Level 2 during the three months ended March 31, 2014 and 2013.

13. ENVIRONMENTAL MATTERS

We own, or previously owned, properties that may require environmental remediation or action. We estimate the range of loss for environmental liabilities based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties. Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. In those cases, we have disclosed the nature of the possible loss and the fact that the high end of the range cannot be reasonably estimated. Unless there is an estimate within a range of possible losses that is more likely than other cost estimates within that range, we record the liability at the low end of this range. It is likely that changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to our continued evaluation and clarification concerning our responsibility, the complexity of environmental laws and regulations, and the determination by regulators of remediation alternatives.

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

In December 2010, NW Natural commenced litigation against certain of its historical liability insurers in Multnomah County Circuit Court, State of Oregon (see Part I, Item 3. Legal Proceedings in our 2013 Form 10-K). In the complaint, NW Natural sought damages in excess of the $50 million in losses it had incurred through the date of the complaint, as well as declaratory relief for additional losses it expected to incur in the future. In February 2014, we settled with all defendant insurance companies in this litigation with the Company to receive additional payments aggregating approximately $102 million in 2014. During the first quarter of 2014, we received $91 million of settlement payments with an additional $11 million expected in the second quarter of 2014. We expect the litigation to be dismissed in the second quarter of 2014 after the remaining settlement payments are made. The settlements are recognized in regulatory accounts with the treatment to be determined through the SRRM.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other non-current liabilities on the balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2014	2013	2013	2014	2013	2013
Portland Harbor site:
Gasco/Siltronic Sediments	$776	$389	$1,278	$38,584	$38,050	$37,954
Other Portland Harbor	1,408	1,678	1,766	3,283	2,793	3,478
Gasco Uplands site	8,766	15,411	11,010	39,482	8,365	39,508
Siltronic Uplands site	872	556	763	394	414	406
Central Service Center site	70	80	85	224	386	248
Front Street site	1,176	760	1,274	115	199	122
Oregon Steel Mills	—	—	—	179	179	179
Total	$13,068	$18,874	$16,176	$82,261	$50,386	$81,895

The following table presents information regarding the total amount of cash paid for environmental sites and the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2014	2013	2013
Cash paid(1)	$106,105	$75,620	$98,817
Total regulatory asset deferral(2)	63,517	125,671	148,389

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

GASCO/SILTRONIC SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft Engineering Evaluation/Cost Analysis (EE/CA) to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA range from $39.4 million to $350 million. We have recorded a liability of $39.4 million for the sediment clean-up, which reflects the low end of the EE/CA range as well as costs for the additional studies and design work needed before the clean-up can occur, and for regulatory oversight throughout the clean-up. At this time, we believe sediments at this site represent the largest portion of our liability related to the Portland Harbor site, discussed above.

OTHER PORTLAND HARBOR. NW Natural incurs costs related to its membership in the LWG, which is performing the RI/FS for the EPA. NW Natural also incurs costs related to natural resource damages from these sites. The Company and other parties have signed a cooperative agreement with the Portland Harbor Natural Resource Trustee council to participate in a phased natural resource damage assessment to estimate liabilities to support an early restoration-based settlement of natural resource damage claims. Natural resource damage claims may arise only after a remedy for clean-up has been settled. We have accrued a liability for these claims which is at the low end of the range of the potential liability; the high end of the range cannot be reasonably estimated. This liability is not included in the range of costs provided in the draft FS for the Portland Harbor.

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

In May 2007, we completed a revised Remedial Investigation Report for the uplands portion and submitted it to ODEQ for review. We have recognized a liability for the remediation of the uplands portion of the site which is at the low end of the range of potential liability; the high end of the range cannot be reasonably estimated at this time.

In September 2013, we completed construction of a groundwater source control system, including a water treatment station, at the Gasco site. We are working with ODEQ on monitoring the effectiveness of the system and at this time is it is unclear what, if any, additional actions ODEQ may require subsequent to the initial testing of the system or as part of the final remedy for the uplands portion of the Gasco site. We have estimated the cost associated with the ongoing operation of the system and have recognized a liability which is at the low end of the range of potential cost. We cannot estimate the high end of the range due to the uncertainty associated with the duration of running the water treatment station, which will be highly dependent upon the remedy determined for both the upland portion as well as the final remedy for our Gasco sediment exposure.

Beginning November 1, 2013, capital asset costs of $19.0 million for the Gasco water treatment station were placed into rates with OPUC approval. During the first quarter of 2014, the OPUC deemed these costs prudent and approved the application of $2.5 million from insurance proceeds plus interest to reduce the total amount of Gasco costs to be recovered in rates beginning November 1, 2014.

OTHER SITES. In addition to those sites above, we have environmental exposures at four other sites: Siltronic, Central Service Center, Front Street, and Oregon Steel Mills. Due to the uncertainty of the design of remediation, regulation, timing of the liabilities, and in the case of the Oregon Steel Mills site, pending litigation, liabilities for each of these sites have been recognized at their respective low end of the range of potential liability; the high end of the range could not be reasonably estimated as of March 31, 2014.

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

14. SUBSEQUENT EVENTS

In April 2014, Gill Ranch amended its loan agreement with Prudential. Under the amended agreement, Gill Ranch is required to pay off $20 million of variable-rate outstanding debt during the second quarter of 2014 and the EBITDA covenant requirement is suspended through March 31, 2015 with lower EBITDA hurdles thereafter. The amendment also fixes the debt service reserve at $3 million. See also Note 6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural or the Company) financial condition, including the principal factors that affect results of operations. The disclosures contained in this report refer to our consolidated activities for the three months ended March 31, 2014 and 2013. References to “Notes” are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of our business results are seasonal in nature, and as such the results of operations for these three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with our 2013 Annual Report on Form 10-K (2013 Form 10-K).

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

In addition to presenting results of operations and earnings amounts in total, certain financial measures are expressed in cents per share, which are non-GAAP financial measures. These amounts reflect factors that directly impact earnings. In calculating these financial disclosures, we allocate income tax expense based on the effective tax rate, where applicable. All references in this section to earnings per share (EPS) are on the basis of diluted shares (see Part II, Item 8., Note 3, “Earnings Per Share,” in our 2013 Form 10-K). We use such non-GAAP measures in analyzing our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations.

EXECUTIVE SUMMARY

Key financial highlights include:

	Three Months Ended March 31,
In thousands, except per share data	2014	2013	Change
Consolidated net income	$37,884	$37,639	$245
Consolidated EPS	1.40	1.40	—
Utility margin	130,294	127,300	2,994
Gas storage income from operations	3,553	3,957	(404)

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The primary factors contributing to changes in first quarter financial results were as follows:

•
consolidated net income was slightly higher than last year with the increase due to higher utility margin, largely offset by increased utility operations and maintenance expense and a slightly higher state income tax rate;

•	utility margin was higher driven by customer growth and rate-base return on our gas reserve and other investments, partially offset by losses from gas cost incentive sharing; and

•	gas storage income from operations was lower reflecting decreased revenues.

We continued to make progress on several key initiatives. Highlights for the quarter included:

•	receipt of $91 million related to environmental insurance settlements;

•	annual customer growth rate increased to 1.3% at March 31, 2014, compared to 1.1% at March 31, 2013; and

•	a new daily volume sendout record of 9.0 million therms on February 6, 2014.

Our progress on, and commitment to, our 2014 initiatives are a part of our core business objectives and long-term strategic plan. See Part II, Item 7, “2014 Outlook” in our 2013 Form 10-K.

ISSUES AND CHALLENGES

ECONOMY. The local, national, and global economies continued to show signs of improvements during the first quarter of 2014 as evidenced by increased utility customer growth and business demand for natural gas. Our utility’s annual customer growth rate was 1.3% at March 31, 2014, compared to 1.1% at March 31, 2013. The unemployment rate in our region remained below 7% during the first quarter of 2014, a decline of over 1% from the same period in 2013. We believe our utility is well positioned for customer additions and increasing industrial demand as the economy continues to improve, regional business projects move forward, and proposed legislation favoring lower carbon emissions develop.

GAS PRICES AND SUPPLIES. Our gas acquisition strategy is designed to secure sufficient supplies of natural gas to meet the needs of our utility customers and to hedge gas prices, so we can effectively manage costs, reduce price volatility, and maintain a competitive advantage. Our utility’s annual Purchased Gas Adjustment (PGA) mechanisms in Oregon and Washington, combined with our gas price hedging strategies, enable us to reduce earnings exposure for the Company and secure lower and more stable gas costs for customers. We typically hedge gas prices on 75% of our utility’s annual sales requirement based on normal weather, including both physical and financial hedges. We entered the 2013-14 gas year (November 1, 2013 – October 31, 2014) hedged at 75% of our forecasted sales volumes, including 31% in financial swap and option contracts and 44% in physical gas supplies. For further discussion see "Results of Operations—Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" below.

In addition to the amount hedged for the current gas contract year, we were hedged at approximately 35% as of March 31, 2014 for the upcoming 2014-15 gas year and between 7% and 21% hedged for annual requirements for the following five gas years. Our hedge levels are subject to change based on actual load volumes, which depend, to a certain extent, on weather and economic conditions, and estimated gas reserve production. Also, our storage inventory levels may increase or decrease based on storage expansion, storage contracts with third parties, or storage recall by the utility.

While currently low forward gas price curves provide opportunities to manage costs for our utility customers, they also present challenges for our gas storage businesses by lowering the price of, and reducing the demand for, storage services. Consequently, our ability to sign storage contracts with customers at favorable prices directly impacts our financial results. Increases in demand for natural gas or a decrease in supply can cause upward pressure on gas prices and gas price volatility. Current storage prices remain very low relative to prior years due to a flat forward price curve; as a result, in the short-term we are focused on lowering operating costs and finding opportunities in the market to increase revenues through enhanced or alternative services for storage customers.

ENVIRONMENTAL COSTS. We accrue estimates for environmental loss contingencies related to environmental sites for which we are responsible. Due to numerous uncertainties surrounding the nature of environmental investigations and the development of remediation solutions approved by regulatory agencies, actual costs could vary significantly from our loss estimates. As a regulated utility, we have been allowed to defer certain costs pursuant to regulatory orders. In our 2012 general rate case, the Public Utility Commission of Oregon (OPUC) approved the recovery of our environmental costs for investigation and site remediation from customers subject to certain conditions as noted in "Results of Operations—Regulatory Matters—Rate Mechanisms" below.

We also recover some of our environmental costs from insurance policies and only seek recovery from customers for amounts not covered by insurance. Ultimate recovery of environmental costs from regulated utility rates will depend on our ability to effectively manage these costs and demonstrate that costs were prudently incurred, and the impact of the annual earnings test in Oregon. Environmental cost recovery and carrying charges on amounts charged to Washington customers will be determined in a future proceeding.

CONSOLIDATED EARNINGS AND DIVIDENDS

Consolidated Earnings
Consolidated highlights include:

	Three Months Ended March 31,		Change
In thousands, except per share data	2014	2013
Consolidated operating revenues	$293,386	$277,861	$15,525
Consolidated operating expenses	218,358	203,655	14,703
Consolidated net income	37,884	37,639	245
Consolidated EPS	1.40	1.40	—

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The primary factors contributing to higher consolidated net income were a $3.0 million net increase in utility margin primarily due to customer growth and rate-base return on our gas reserve and other investments, partially offset by losses from gas cost incentive sharing due to higher gas prices than prices embedded in customer rates. This utility margin increase was partially offset by a $1.6 million increase in operations and maintenance expense and a $0.6 million income tax charge related to a higher effective tax rate in Oregon.

Dividends
Dividend highlights include:

	Three Months Ended March 31,
Per common share	2014	2013	Change
Dividends paid	$0.460	$0.455	$0.005

The Board of Directors declared a quarterly dividend on our common stock of 46.0 cents per share, payable on May 15, 2014, to shareholders of record on April 30, 2014, reflecting an indicated annual dividend rate of $1.84 per share.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
UTILITY. Our utility business is subject to regulation by the OPUC, the Washington Utilities and Transportation Commission (WUTC), and Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC and WUTC also regulate the system of accounts and issuance of securities by our utility. Approximately 90% of our utility gas volumes and revenues are derived from Oregon customers, with the remaining 10% from Washington customers. Earnings and cash flows from utility operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington, but are also affected by the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and our ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of our utility-related costs, including operating expenses and investment costs in utility plant and other regulatory assets. See "Current Regulatory Activities" below.

GAS STORAGE. Our gas storage businesses are subject to regulation by the OPUC, California Public Utilities Commission (CPUC), and FERC with respect to, among other matters, rates and terms of service. The OPUC and CPUC also regulate the issuance of securities and system of accounts. The OPUC and CPUC regulate intrastate storage services, and the FERC regulates interstate storage services. The OPUC and FERC use a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in the last regulatory filing. The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. In 2013, approximately 56% of our storage revenues were derived from operations regulated by OPUC and FERC and approximately 44% was derived from operations regulated by CPUC.

Current Regulatory Activities
The following list provides the status of open regulatory dockets and the status of other regulatory activities during the first quarter of 2014:

•
Gasco Water Treatment Station - Beginning November 1, 2013, capital asset costs of $19.0 million for the Gasco water treatment station were placed into rates with OPUC approval. During the first quarter of 2014, the OPUC deemed these costs prudent and approved the allocation of $2.5 million from insurance proceeds plus interest to reduce the total amount of Gasco costs to be recovered in rates beginning November 1, 2014.

•
Site Remediation and Recovery Mechanism (SRRM) - We established a schedule to resolve this docket in 2014, which is expected to include a review of deferred environmental costs for prudence, the allocation of insurance proceeds, including the proceeds from the recent insurance litigation settlements, and policy decisions regarding the application of an earnings test.

•
Interstate Storage Sharing - This docket was opened to review the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-utility Mist storage services and third-party asset management services to utility customers. We anticipate resolution of this docket in 2014.

•
Prepaid Pension Asset - We anticipate resolution of this docket in 2014 with a decision by the OPUC on rate-base treatment of pension on a general, non-utility-specific basis. The Company has requested that the prepaid pension asset on the balance sheet be included in rate base and allowed a return on the investment.

•
Integrated Resource Plan (IRP) - We anticipate filing our 2014 Oregon and Washington IRPs in the second half of 2014, including analyses of different growth scenarios and corresponding resource acquisition strategies in an effort to develop supply and demand resource requirements, consider uncertainties in the planning process and the need for flexibility to respond to changes, and establish a plan for providing reliable service at the least cost.

•
Compressed Natural Gas (CNG) - In January 2014, we received approval from the OPUC to install, own, and maintain gas compression equipment and offer business customers a service to fuel their vehicle fleets using our equipment. Costs associated with providing this service will be directly paid by business customers using the service. The OPUC will review the tariff in two years to assess the market for CNG at that time.

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

EARNINGS REVIEW. We are subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred for refund to customers. Under this provision, if we select the 80% deferral option, then we retain all of our earnings up to 150 basis points above the currently authorized ROE. If we select the 90% deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. We selected the 90% deferral option for the 2013-2014 PGA year. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For the 2013 calendar year, the ROE threshold was 10.58%. We do not expect to be subject to a refund for the 2013 or 2014 test years.

SYSTEM INTEGRITY PROGRAM (SIP). The OPUC approved specific accounting treatment and cost recovery for our transmission pipeline integrity management program, our SIP, and for related pipeline safety rules adopted by the U.S. Department of Transportation’s PHMSA. In addition, the OPUC has provided a two-year extension beginning in November 2012 of our capital expenditure tracking mechanism to recover capital costs related to SIP. We record the costs related to the integrity management program as either capital expenditures or regulatory assets, accumulate the costs over each 12-month period, and recover the revenue requirement associated with these costs, subject to audit, through rate changes effective with the Oregon annual PGA. Our SIP costs are tracked into rates annually, with rate base recovery after the first $4 million of capital costs. An annual cap for expenditures has been set at $12 million, but extraordinary costs above the cap may be approved with written consent of the OPUC staff and other interested parties and approval of the OPUC. During 2013, the Commission approved a temporary increase to the annual cap, authorizing an additional $13.7 million of expenditures above the cap over the next two years to be tracked into rates. With the increased cap, we plan to substantially complete our bare steel replacement by the end of 2015, and as a result this stipulation precludes us from tracking any additional bare steel replacement costs into rates after 2015. We do not have any special accounting or rate treatment for our SIP costs incurred in the state of Washington.

ENVIRONMENTAL COST DEFERRAL. The OPUC has authorized the deferral of environmental costs associated with certain named sites and the accrual of a carrying cost on amounts deferred, subject to an annual demonstration that we have maximized our insurance recovery or made substantial progress in securing insurance recovery for unrecovered environmental expenses. Through a series of extensions, the authorized cost deferral and accrual of carrying costs was extended through January 2015. The WUTC also authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This order was effective January 26, 2011 with cost recovery and a carrying charge to be determined in a future proceeding. See also Note 13 and "Current Regulatory Activities" above for information regarding SRRM.

PENSION DEFERRAL. In Oregon, we are allowed to defer annual pension expenses related to the qualified employee defined benefit pension plan. The amount deferred each period represents the difference between annual expense and the amount set in rates. Recovery of these deferred amounts are through the implementation of a balancing account, which includes the expectation of higher and lower pension expenses in future years. Our recovery of these deferred balances includes accrued interest. Future years’ deferrals will depend on changes in plan assets and projected benefit liabilities based on a number of key assumptions, and our pension contributions. Pension expense deferrals were $1.1 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively.

CUSTOMER CREDITS FOR GAS STORAGE SHARING. In April 2014, the Company requested regulatory approval to provide its Oregon utility customers with an $11.4 million interstate storage credit to be included in their June bills. These customer credits were part of our regulatory incentive sharing mechanism related to non-utility Mist storage services and asset management services. The OPUC approved an $8.8 million interstate storage credit to Oregon customers in June of 2013.

For a discussion of other rate mechanisms, see Part II, Item 7, “Results of Operations—Regulatory Matters—Rate Mechanisms” in our 2013 Form 10-K.

Business Segments - Local Gas Distribution Utility Operations
Our utility margin results are largely affected by customer growth and, to a certain extent, by changes in volume due to weather and customers’ gas usage patterns because a significant portion of our utility margin is derived from natural gas sales to residential and commercial customers. In Oregon, we have a conservation tariff (also called the decoupling mechanism), which adjusts utility margin up or down each month through a deferred accounting adjustment to offset changes resulting from increases or decreases in average use by residential and commercial customers. We also have a weather normalization tariff in Oregon, which adjusts customer bills up or down to offset changes in utility margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce the volatility of our utility’s earnings and customer charges. See “Results of Operations—Regulatory Matters—Rate Mechanisms” in our 2013 Form 10-K for more information on our decoupling and weather normalization mechanisms.

Utility segment highlights include:

	Three Months Ended March 31,		Change
In thousands, except per share data	2014	2013
Utility net income	$36,019	$36,031	$(12)
EPS - utility segment	$1.33	$1.34	$(0.01)
Gas sold and delivered (therms)	406,217	400,190	6,027
Utility margin(1)	$130,294	$127,300	$2,994

(1) See Utility Margin Table below for a reconciliation and additional detail.

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The primary factors contributing to the increase in net income were as follows:

•	a $3.0 million increase in utility margin primarily due to:

◦	a $5.4 million increase from customer growth and the rate-base return on our gas reserve investment, and other investments, such as our pipeline integrity tracker; partially offset by

◦
a $2.4 million decrease due to losses from gas cost incentive sharing resulting from actual gas prices and volumes that were higher than those estimated in the PGA for the current gas year as compared to the prior year.

•	a $1.4 million increase in other income and expense, net primarily due to additional regulatory interest income from deferred gas cost balances and other rate-base investments.

•	Partially offsetting the above factors were:

◦	a $2.1 million increase in tax expense due to higher pre-tax utility income and an increase in the Oregon state income tax rate; and

◦	a $1.4 million increase in operations and maintenance expense primarily due to an adjustment to our allowance for uncollectible accounts in the first quarter of 2013.

Total utility volumes sold and delivered increased 2% over last year primarily due to customer growth and the impact of colder weather in February. Weather overall for the first quarter of 2014 was 2% colder than average and 1% warmer than the first quarter of 2013.

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and costs of sales:

	Three Months Ended
In thousands, except degree day and customer data	March 31,		Favorable/(Unfavorable)
	2014	2013	Change

Utility volumes (therms):
Residential and commercial sales	274,156	268,664	5,492
Industrial sales and transportation	132,061	131,526	535
Total utility volumes sold and delivered	406,217	400,190	6,027
Utility operating revenues:
Residential and commercial sales	$270,002	$256,366	$13,636
Industrial sales and transportation	21,512	19,025	2,487
Other revenues	1,477	1,529	(52)
Less: Revenue taxes	7,496	7,261	235
Total utility operating revenues	285,495	269,659	15,836
Less: Cost of gas	155,201	142,359	12,842
Utility margin	$130,294	$127,300	$2,994
Utility margin:(1)
Residential and commercial sales	$122,104	$117,363	$4,741
Industrial sales and transportation	8,484	7,718	766
Miscellaneous revenues	1,587	1,529	58
Gain (loss) from gas cost incentive sharing	(1,831)	542	(2,373)
Other margin adjustments	(50)	148	(198)
Utility margin	$130,294	$127,300	$2,994
Degree days:
Average(2)	1,855	1,855	—
Actual degree days	1,890	1,904	(14)
Percent colder (warmer) than average weather(2)	2%	3%	(1)%
	As of March 31,
Customers - end of period:	2014	2013
Residential customers	631,557	623,609	7,948
Commercial customers	65,883	64,649	1,234
Industrial customers	932	941	(9)
Total number of customers	698,372	689,199	9,173

(1)	Amounts reported as margin for each category of customer are operating revenues, which are net of revenue taxes, less cost of gas.

(2)	Average weather represents the 25-year average degree days, as determined in our 2012 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,		Change
In thousands	2014	2013
Volumes (therms):
Residential sales	173,177	169,950	3,227
Commercial sales	100,979	98,714	2,265
Total volumes	274,156	268,664	5,492
Operating revenues:
Residential sales	$179,982	$172,168	$7,814
Commercial sales	90,020	84,198	5,822
Total operating revenues	$270,002	$256,366	$13,636
Utility margin:
Residential:
Sales	$88,508	$84,601	$3,907
Weather normalization adjustments	(1,174)	(3,660)	2,486
Decoupling adjustments	(1,135)	2,817	(3,952)
Total residential utility margin	86,199	83,758	2,441
Commercial:
Sales	34,948	33,647	1,301
Weather normalization adjustments	(456)	(1,638)	1,182
Decoupling adjustments	1,413	1,596	(183)
Total commercial utility margin	35,905	33,605	2,300
Total utility margin	$122,104	$117,363	$4,741

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The primary factors contributing to changes in residential and commercial sales were as follows:

•	sales volumes increased 2% primarily driven by customer growth and a record February cold weather event;

•	operating revenues increased $13.6 million due to a 2% increase in sales volumes and a 2% increase in average gas prices collected through rates; and

•	utility margin increased $4.7 million, primarily due to increases from customer growth and the rate-base return on our gas reserve and other investments.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended March 31,		Change
In thousands	2014	2013
Volumes (therms):
Industrial - firm sales	10,138	9,480	658
Industrial - firm transportation	44,160	39,753	4,407
Industrial - interruptible sales	18,419	17,069	1,350
Industrial - interruptible transportation	59,344	65,224	(5,880)
Total volumes	132,061	131,526	535
Utility margin:
Industrial - firm and interruptible sales	$3,724	$3,684	$40
Industrial - firm and interruptible transportation	4,760	4,034	726
Total utility margin	$8,484	$7,718	$766

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. Total sales volumes remained relatively flat while total utility margin increased by 10% or $0.8 million primarily due to increased usage and other charges resulting from the cold weather event in February 2014.

Cost of Gas
Cost of gas as reported by the utility includes gas purchases, gas drawn from storage inventory, gains and losses from commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, regulatory gas cost deferrals, production from gas reserves, and company gas use. The OPUC and WUTC generally require natural gas commodity costs to be billed to customers at the actual cost incurred, or expected to be incurred, by the utility. Customer rates are set each year so that if cost estimates were met we would not earn a profit or incur a loss on gas commodity purchases; however, in Oregon we have an incentive sharing mechanism. See “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above. In addition to the sharing mechanism, gains and losses from hedge contracts entered into after the annual PGA rates are set for Oregon customers are also required to be shared and can impact net income. See Part II, Item 7, “Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities” and “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” in our 2013 Form 10-K for additional information, as well as Note 12 in this report.

Cost of gas highlights include:

	Three Months Ended March 31,		Change
In thousands, except as noted	2014	2013
Cost of gas	$155,201	$142,359	$12,842
Total volumes sold and delivered (therms)	406,217	400,190	6,027
Average cost of gas (cents per therm)(1)	$0.51	$0.48	$0.03
Gain (loss) from gas cost incentive sharing	(1,831)	542	(2,373)

(1) This calculation does not include volumes or amounts related to transportation only customers.

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The primary factors contributing to the $12.8 million or 9% increase in cost of gas were a 2% increase in total sales volumes and a 6% increase in average cost of gas.

During the first quarter of 2014, many parts of the United States experienced record cold weather for an extended period while the Pacific Northwest temperatures were closer to historical averages. The extreme cold weather nationally resulted in a significant withdrawal of gas from storage and higher gas prices. One cold weather event that did impact the Pacific Northwest in early February resulted in a new Company record sendout. Consequently, the higher volumes of gas purchases and higher gas prices resulted in a margin loss of $1.8 million for the first quarter of 2014 under our gas cost incentive sharing mechanism, compared to a gain of $0.5 million for the same period in 2013. For a discussion of our gas cost incentive sharing mechanism, see “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above.

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

Gas storage segment highlights include:

In thousands, except per share data and as otherwise noted	Three Months Ended March 31,		Change
	2014	2013
Gas storage net income	$1,627	$1,636	$(9)
EPS - gas storage segment	0.06	0.06	—

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. Net income remained relatively unchanged from the prior period reflecting lower operating revenues offset by a decrease in other expenses. Recent market pricing for storage, particularly in California, has been negatively affected by the abundant supply of natural gas, low volatility of natural gas prices, and available gas storage capacity. We have contracted for the 2014-2015 gas storage year, which begins April 1, 2014, at lower market prices than in previous years. See "Financial Condition—Liquidity and Capital Resources" for more information.

Other
Other primarily consists of NNG Financial's equity investment in KB Pipeline, an equity investment in PGH, and other miscellaneous non-utility investments and business activities. Contributions from our other businesses produced one cent per share for the three months ended March 31, 2014 compared to a small loss in 2013. See Note 4 and Note 11 for further details on our other business segment and our investment in PGH.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,		Change
In thousands	2014	2013
Operations and maintenance	$35,386	$33,757	$1,629

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The increase in operations and maintenance expense was primarily due to:

•
a $1.0 million increase in utility bad debt expense due to lower comparable amounts in 2013, which was partially driven by a decrease in our allowance for uncollectible accounts in the first quarter of 2013 (see paragraph below for further discussion); and

•	a $0.4 million increase in utility non-payroll expense related to higher system maintenance and safety program costs.

Delinquent account balances have remained low for the past few years despite challenging economic conditions. This sustained favorable trend resulted in a decrease to our allowance for uncollectible accounts in the first quarter of 2013. Our bad debt expense continues to remain at historically low levels for the Company. The utility's annualized bad debt expense as a percent of revenues was 0.16% for the three months ended March 31, 2014 and for several years has remained well below 0.5% of revenues.

We have OPUC approval to defer certain utility pension costs in excess of what is currently recovered in customer rates. The pension cost deferral is recorded to a regulatory balancing account, which stabilizes the recognized amount of operations and maintenance expense. For the three months ended March 31, 2014 and 2013, we deferred pension expenses totaling $1.1 million and $2.3 million, respectively. See Note 7 and for further explanation of the pension balancing account, see also “Regulatory Matters—Rate Mechanisms—Pension Deferral,” above.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,		Change
Dollars in thousands	2014	2013
Income tax expense	$26,985	$25,960	$1,025

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The increase in income tax expense was due to increased pre-tax income in 2014 and a tax charge of $0.6 million as a result of a higher Oregon state tax rate.

Other Consolidated Expenses
Interest expense and general taxes remained relatively flat for the three months ended March 31, 2014 compared to the same periods in 2013 as expected. Depreciation expense increased 4% for the three months ended March 31, 2014 compared to 2013 as a result of planned capital expenditures. See "Cash Flows—Investing Activities" below for additional information. Other income and expense, net also increased for the three months ended March 31, 2014 compared to 2013 as a result of additional regulatory interest income from deferred gas costs and other rate-base investments.

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

Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and have access to capital markets at reasonable costs. Our consolidated capital structure was as follows:

	March 31,		December 31,
	2014	2013	2013
Common stock equity	50.2%	47.9%	44.7%
Long-term debt	42.6	43.8	40.5
Short-term debt, including any current maturities of long-term debt	7.2	8.3	14.8
Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources
At March 31, 2014, we had $17.9 million of cash and cash equivalents compared to $8.3 million at March 31, 2013. We also had $4.0 million in restricted cash at Gill Ranch at both March 31, 2014 and 2013, which is being held as collateral for its long-term debt outstanding. See Notes 6 and 14 regarding the amended debt agreement. In order to maintain sufficient liquidity during periods when capital markets are volatile, we may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, we may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, our issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. Our use of retained earnings is not subject to those same restrictions.

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

Market conditions have improved over the past few years as reflected by tighter credit spreads and increased access to financing for investment grade issuers. Based on our current debt ratings (see “Credit Ratings” below), we have been able to issue commercial paper and long-term debt at attractive rates and have not needed to borrow from our back-up credit facility. In the event that we are not able to issue new debt due to adverse market conditions or other reasons, we expect that our near term liquidity needs can be met using internal cash flows or, for the utility segment, drawing upon our committed credit facility. We also have a universal shelf registration filed with the SEC for the issuance of secured and unsecured debt or equity securities, subject to market conditions and certain regulatory approvals. As of March 31, 2014, we have Board authorization to issue up to $325 million of additional first mortgage bonds. We also currently have OPUC approval to issue up to $25 million of additional long-term debt for approved purposes. We plan to file an application with the OPUC during 2014 to increase our OPUC long-term debt authorization to $325 million.

In the event that our senior unsecured long-term debt credit ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit or other form of collateral, which could expose us to additional cash requirements and may trigger increases in short-term borrowings. However, based upon current financial swap and option contracts outstanding, we do not have any collateral demand exposure as the Company had unrealized gains of $16.5 million at March 31, 2014. See Note 12 and “Credit Ratings” below.

Other recent developments that may have a significant impact on our liquidity and capital resources include pension contribution requirements, current tax benefits from bonus depreciation and other tax advantaged investments, environmental expenditures and insurance recoveries, and strategic growth initiatives. See "Cash Flows—Operating Activities" below for additional information.

Short-term liquidity for our gas storage segment is supported by cash balances, internal cash flow from operations, external financing, and funds from its respective parent company. Gill Ranch has limited operational history, with operations commencing in October 2010. The abundant supply of natural gas, low volatility of natural gas prices, and available gas storage capacity in California have resulted in lower storage market prices than we have seen in previous years. As a result, we are anticipating lower estimated future earnings and cash flows for Gill Ranch. The amount and timing of these cash flows from year to year are uncertain as the majority of Gill Ranch's storage contracts are short-term. While we expect short-term storage prices to be challenging, we do not anticipate material changes in our sources of short-term liquidity and had positive cash flow from operations during the first quarter of 2014.

In November 2011, Gill Ranch issued $40 million of senior secured debt, with a fixed interest rate on $20 million and a variable interest rate on the remaining $20 million. The average combined interest rate on the debt was 7.38% per annum through March 31, 2014. This debt is secured by all of the membership interests in Gill Ranch and is nonrecourse to NW Natural and other entities of the consolidated group. Under the debt agreement, Gill Ranch is subject to certain covenants and restrictions. The maturity date of the debt is November 30, 2016; however, we amended the existing agreement with Prudential in April 2014. Under the amended agreement, Gill Ranch is required to pay back $20 million of variable-rate outstanding debt during the second quarter of 2014 and the EBITDA covenant requirement is suspended through March 31, 2015 with lower EBITDA hurdles thereafter. The amendment also fixes the debt service reserve at $3 million. Gill Ranch expects to pay the $20 million of debt in the second quarter of 2014 using available cash and cash flows from operations including cash from intercompany receivables. At March 31, 2014, we were in compliance with all covenants and restrictions under the debt agreement.

Based on several factors, including our current credit ratings, our commercial paper program, current cash reserves, committed credit facilities, and our expected ability to issue long-term debt in the capital markets, we believe the Company's liquidity is sufficient to meet anticipated near-term cash requirements, including all contractual obligations, investing, and financing activities discussed below.

Short-Term Debt
Our primary source of utility short-term liquidity is from internal cash flows and the sale of commercial paper. In addition to issuing commercial paper to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund utility capital requirements. Commercial paper is periodically refinanced through the sale of long-term debt or equity securities. Our outstanding commercial paper, which is sold through two commercial banks under an issuing and paying agency agreement, is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below. At March 31, 2014 and 2013, our utility had commercial paper outstanding of $32.6 million and $130.8 million, respectively. The effective interest rate on the utility’s commercial paper outstanding at March 31, 2014 and 2013 was 0.2% and 0.3%, respectively.

Credit Agreements
We have a multi-year credit agreement for unsecured revolving loans totaling $300 million with an original maturity date of December 20, 2017 and an available extension of commitments for two additional one-year periods, subject to lender approval. In December 2013, we extended our commitment for an additional year to December 20, 2018. All lenders under the new agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2014 as follows:

In thousands
Lender rating, by category	Loan Commitment
AA/Aa	$189
A/A1	111
BBB/Baa	—
Total	$300

Based on credit market conditions, it is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency; however, the Company does not believe this risk to be imminent due to the lenders' strong investment grade credit ratings.

Our credit agreement allows us to request increases in the total commitment amount, up to a maximum of $450 million. The agreement also permits the issuance of letters of credit in an aggregate amount of up to $200 million. Any principal and unpaid interest amounts owed on borrowings under the credit agreements is due and payable on or before the maturity date. There were no outstanding balances under this or our prior credit agreement at March 31, 2014 or 2013. The current credit agreement requires us to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at March 31, 2014 and 2013, with consolidated indebtedness to total capitalization ratios of 49.8% and 52.1%, respectively.

The agreement also requires us to maintain credit ratings with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in our senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in our debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. See “Credit Ratings” below.

Credit Ratings
Our credit ratings are a factor in our liquidity, affecting our access to the capital markets including the commercial paper market. Our debt credit ratings also have an impact on the cost of funds and the need to post collateral under derivative contracts. In February 2014, Moody's revised our ratings outlook from negative to stable.
There were no other changes in our credit ratings during the first quarter of 2014. Our credit ratings are dependent upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of these credit ratings is not a recommendation to buy, sell or hold NW Natural securities. Each rating should be evaluated independently of any other rating.

Maturity and Redemption of Long-Term Debt
For the three months ended March 31, 2014, there were no redemptions or maturities of long-term debt. Over the next 12 months the following debt issuances are expected to be redeemed:

•	$20 million of variable interest rate debt issued by Gill Ranch with a coupon rate of 7.00% is expected to be redeemed during the second quarter of 2014. See "Liquidity and Capital Resources" above;

•	$50 million of FMBs with a coupon rate of 3.95% will be redeemed at maturity in July 2014; and

•	$10 million of FMBs with a coupon rate of 8.26% will be redeemed at maturity in September 2014.

See Part II, Item 7, "Financial Condition—Contractual Obligations” in our 2013 Form 10-K for long-term debt maturing over the next five years.

Cash Flows

Operating Activities
Year-over-year changes in our operating cash flows are primarily affected by net income, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Three Months Ended March 31,
In thousands	2014	2013	Change
Cash provided by operating activities	$220,132	$106,118	$114,014

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The significant factors contributing to the increase in operating cash flow were as follows:

•	an increase of $87.7 million in deferred environmental recoveries due to receiving insurance proceeds of $91 million during the first quarter of 2014 as a result of insurance settlements;

•	an increase of $17.9 million from changes in accounts receivable due to higher account balances at the end of 2013 compared to 2012 because of colder weather at the end of 2013;

•	an increase of $12.1 million from changes in accounts payable balances; and

•	an increase of $11.6 million from a decrease in inventory balances.

Partially offsetting these increases was a decrease of $16.0 million from changes in deferred gas costs balances, which reflected higher actual gas prices than embedded gas prices in the PGA for 2014.

During the three months ended March 31, 2014, we contributed $2.8 million to our utility's qualified defined benefit pension plan, which was higher than the $1.3 million in non-cash expense recognized on the income statement, compared to $1.4 million in contributions and $1.5 million in non-cash expense for the same three month period in 2013. We expect pension contributions to exceed non-cash expense for the next few years, but contribution amounts will be less in 2014 and 2015 than previously anticipated due to the new federal funding requirements under MAP-21. The amount and timing of future contributions will depend to a certain extent on market interest rates and investment returns on the plans’ assets.

Also significantly affecting cash flows over the past few years has been income tax legislation, including the American Taxpayer Relief Act of 2012 (2012 Act), which extended 50% bonus depreciation through 2013 for MACRS property with a recovery period of 20 years or less. These and other tax benefits resulted in net operating tax losses (NOLs) during 2012 and 2013, for regular tax purposes, which are carried forward and available to offset regular taxable income in 2014. As of March 31, 2014, we had an estimated federal income tax payable balance of $22.4 million. Oregon conformed to federal bonus depreciation beginning in 2011, resulting in state NOL carry-forwards as well. We anticipate fully using the NOL carry-forwards in future years prior to expiration. The NOLs would otherwise expire in 20 years for federal and 15 years for Oregon.
Final tangible property regulations applicable to all taxpayers were issued by the Treasury Department on September 13, 2013. These regulations are generally effective for taxable years beginning on or after January 1, 2014. Procedural guidance related to the final regulations and unit-of-property guidance applicable to natural gas distribution networks are expected to be issued by the end of 2014. We will further evaluate the impact of the regulations after the guidance is issued.

Investing Activities
Investing activity highlights include:

	Three Months Ended March 31,
In thousands	2014	2013	Change
Total cash used in investing activities	$45,460	$36,266	$9,194
Capital expenditures	25,588	22,674	2,914
Utility gas reserves	19,681	12,257	7,424

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The increase in cash used in investing activities was primarily due to higher investments in utility gas reserves and higher utility capital expenditures compared to last year.

Under the amended gas reserves agreement, NW Natural agreed to end the drilling program with Encana, which will likely reduce estimated 2014 utility capital expenditures by approximately $30 million. Currently, we do not have certainty regarding the 2015 level of capital expenditures for gas reserves. See Note 10 for additional information regarding the amended agreement and Part II, Item 7., Financial Condition, “Cash Flows—Investing Activities” in the 2013 Form 10-K.

Financing Activities
Financing activity highlights include:

	Three Months Ended March 31,
In thousands	2014	2013	Change
Total cash used in financing activities	$166,214	$70,438	$95,776
Change in short-term debt	155,600	59,500	96,100

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013. The increase in cash used in financing activities primarily reflected the use of $91 million of proceeds from our insurance settlements to reduce our short-term debt balance. Balances decreased $155.6 million in the first three months of 2014, compared to a decrease of $59.5 million for the same period in 2013.

Ratios of Earnings to Fixed Charges
For the three and twelve months ended March 31, 2014 and the 12 months ended December 31, 2013, our ratios of earnings to fixed charges, computed using the Securities and Exchange Commission (SEC) method, were 6.36, 3.17, and 3.16, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. The prior period amounts have been corrected for the prior period error identified in the first quarter of 2013. See Exhibit 12 for the detailed ratio calculation.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See Part II, Item 7, “Application of Critical Accounting Policies and Estimates” in our 2013 Form 10-K. At March 31, 2014, we had a regulatory asset of $63.5 million for deferred environmental costs, which includes $95.3 million for additional costs expected to be paid in the future and $21.4 million of capitalized accrued interest. Additionally, in 2014, a settlement was reached in our environmental insurance recovery litigation with NW Natural to receive $102 million, of which the Company received approximately $91 million during the first quarter of 2014. The regulatory asset for deferred environmental costs is calculated net of insurance reimbursements. If it is determined that both the insurance recovery and future customer rate recovery of such costs are not probable, then the costs will be charged to expense in the period such determination is made. For further discussion of contingent liabilities, see Note 13 and see also "Results of Operations—Rate Mechanisms—Environmental Costs".

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

There have been no material changes to the information provided in the 2013 Form 10-K with respect to the application of critical accounting policies and estimates (see Part II, Item 7, “Application of Critical Accounting Policies and Estimates,” in the 2013 Form 10-K).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk including commodity supply risk, commodity price and storage value risk, interest rate risk, foreign currency risk, credit risk, and weather risk. We monitor and manage these financial exposures as an integral part of our overall risk management program. No material changes have occurred related to our disclosures about market risk for the three month period ending March 31, 2014. See Part I and Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2013 Form 10-K for details regarding these risks.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 13 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in our 2013 Form 10-K, we have only routine nonmaterial litigation in the ordinary course of business.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in our 2013 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance forward			2,124,528	$16,732,648
01/01/14 - 01/31/14	—	$—	—	—
02/01/14 - 02/28/14	1,280	42.45	—	—
03/01/14 - 03/31/14	6,005	42.02	—	—
Total	7,285	$42.09	2,124,528	$16,732,648

(1) During the quarter ended March 31, 2014, 7,285 shares of our common stock were purchased on the open market to meet the requirements of our share-based programs. During the quarter ended March 31, 2014, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated SOP.
(2) We have a common stock share repurchase program under which we purchase shares on the open market or through privately negotiated transactions. We currently have Board authorization through May 31, 2014 to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million. During the quarter ended March 31, 2014, no shares of our common stock were purchased pursuant to this program. Since the program’s inception in 2000, we have repurchased approximately 2.1 million shares of common stock at a total cost of approximately $83.3 million.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 2, 2014
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Controller

NORTHWEST NATURAL GAS COMPANY
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2014

Exhibit Number	Document
4	Amendment No. 1 to Note Purchase Agreement, dated April 29, 2014, among Gill Ranch Storage, LLC and the parties listed thereto.

10	Second Amendment to Carry and Earning Agreement by and between Encana Oil & Gas (USA) Inc. and NWN Gas Reserves LLC., dated as of March 7, 2014.

10a	Form of Special Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan between the Company and an executive officer.

12	Statement Re Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Northwest Natural Gas Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.