Form 10-Q
period 2015-03-31
NORTHWEST NATURAL GAS CO
filed 2015-05-05
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes [   ]     No  [ X ]

At April 24, 2015, 27,332,671 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY
 For the Quarterly Period Ended March 31, 2015

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, objectives, goals, and strategies;

•	assumptions and estimates;

•	future events or performance;

•	trends, timing and cyclicality;

•	risks;

•	earnings and dividends;

•	capital structure;

•	growth;

•	customer rates;

•	commodity costs;

•	gas reserves;

•	operational performance and costs;

•	energy policy and preferences;

•	efficacy of derivatives and hedges;

•	liquidity and financial positions;

•	project and program development, expansion, or investment;

•	competition;

•	procurement and development of gas supplies;

•	estimated expenditures;

•	costs of compliance;

•	credit exposures;

•	potential efficiencies;

•	rate or regulatory recovery or refunds;

•	impacts of laws, rules and regulations;

•	tax liabilities or refunds;

•	levels and pricing of gas storage contracts;

•	outcomes and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations under retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	approval and adequacy of regulatory deferrals;

•	potential regulatory disallowances;

•	effects of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in our 2014 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and in Part I, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 1A, “Risk Factors,” herein.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
In thousands, except per share data	2015	2014

Operating revenues	$261,665	$293,386

Operating expenses:
Cost of gas	125,705	155,201
Operations and maintenance	54,116	35,386
General taxes	8,732	8,182
Depreciation and amortization	20,111	19,589
Total operating expenses	208,664	218,358
Income from operations	53,001	75,028
Other income and expense, net	5,049	1,383
Interest expense, net	10,481	11,542
Income before income taxes	47,569	64,869
Income tax expense	19,083	26,985
Net income	28,486	37,884
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $216 and $109 for the three months ended March 31, 2015 and 2014, respectively	332	165
Comprehensive income	$28,818	$38,049
Average common shares outstanding:
Basic	27,301	27,094
Diluted	27,369	27,126
Earnings per share of common stock:
Basic	$1.04	$1.40
Diluted	1.04	1.40
Dividends declared per share of common stock	0.465	0.460

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands	March 31, 2015	March 31, 2014	December 31, 2014

Assets:
Current assets:
Cash and cash equivalents	$5,218	$17,929	$9,534
Accounts receivable	68,531	87,264	69,818
Accrued unbilled revenue	30,076	33,515	57,963
Allowance for uncollectible accounts	(1,363)	(2,235)	(969)
Regulatory assets	67,702	27,834	68,562
Derivative instruments	658	15,846	243
Inventories	69,289	33,469	77,832
Gas reserves	19,112	21,990	20,020
Income taxes receivable	2,000	—	1,000
Deferred tax assets	13,491	4,915	23,785
Other current assets	17,271	13,595	34,772
Total current assets	291,985	254,122	362,560
Non-current assets:
Property, plant, and equipment	3,017,754	2,939,760	2,992,560
Less: Accumulated depreciation	883,254	868,257	870,967
Total property, plant, and equipment, net	2,134,500	2,071,503	2,121,593
Gas reserves	125,187	134,894	129,280
Regulatory assets	348,421	285,046	368,908
Derivative instruments	117	1,078	—
Other investments	68,614	67,288	68,238
Restricted cash	3,000	4,000	3,000
Other non-current assets	10,577	12,453	11,366
Total non-current assets	2,690,416	2,576,262	2,702,385
Total assets	$2,982,401	$2,830,384	$3,064,945

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands	March 31, 2015	March 31, 2014	December 31, 2014

Liabilities and equity:
Current liabilities:
Short-term debt	$156,200	$32,600	$234,700
Current maturities of long-term debt	40,000	80,000	40,000
Accounts payable	62,904	89,201	91,366
Taxes accrued	17,755	34,146	10,031
Interest accrued	10,427	11,144	6,079
Regulatory liabilities	24,263	37,686	19,105
Derivative instruments	23,242	1,191	29,894
Other current liabilities	35,950	38,069	38,235
Total current liabilities	370,741	324,037	469,410
Long-term debt	621,700	661,700	621,700
Deferred credits and other non-current liabilities:
Deferred tax liabilities	523,929	489,108	530,965
Regulatory liabilities	326,424	308,858	317,205
Pension and other postretirement benefit liabilities	235,516	147,733	236,735
Derivative instruments	1,117	96	3,515
Other non-current liabilities	118,059	119,376	118,094
Total deferred credits and other non-current liabilities	1,205,045	1,065,171	1,206,514
Commitments and contingencies (see Note 13)	—	—	—
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 27,332, 27,132, and 27,284 at March 31, 2015 and 2014 and December 31, 2014, respectively	376,656	366,560	375,117
Retained earnings	418,003	419,109	402,280
Accumulated other comprehensive loss	(9,744)	(6,193)	(10,076)
Total equity	784,915	779,476	767,321
Total liabilities and equity	$2,982,401	$2,830,384	$3,064,945

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
In thousands	2015	2014

Operating activities:
Net income	$28,486	$37,884
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	20,111	19,589
Regulatory amortization of gas reserves	5,255	2,981
Deferred tax liabilities, net	5,918	205
Non-cash expenses related to qualified defined benefit pension plans	1,509	1,278
Contributions to qualified defined benefit pension plans	(2,630)	(2,800)
Deferred environmental (expenditures), net of recoveries	(3,315)	83,252
Non-cash regulatory disallowance of prior environmental cost deferrals	15,000	—
Non-cash interest income on deferred environmental expenses	(5,322)	—
Other	900	603
Changes in assets and liabilities:
Receivables	29,193	23,216
Inventories	8,543	27,200
Taxes accrued	6,724	26,824
Accounts payable	(26,550)	(1,671)
Interest accrued	4,348	4,041
Deferred gas costs	13,074	(14,049)
Other, net	17,005	11,579
Cash provided by operating activities	118,249	220,132
Investing activities:
Capital expenditures	(27,135)	(25,588)
Utility gas reserves	(1,860)	(19,681)
Other	49	(191)
Cash used in investing activities	(28,946)	(45,460)
Financing activities:
Common stock issued, net	700	1,400
Change in short-term debt	(78,500)	(155,600)
Cash dividend payments on common stock	(12,688)	(12,456)
Other	(3,131)	442
Cash used in financing activities	(93,619)	(166,214)
Increase (decrease) in cash and cash equivalents	(4,316)	8,458
Cash and cash equivalents, beginning of period	9,534	9,471
Cash and cash equivalents, end of period	$5,218	$17,929

Supplemental disclosure of cash flow information:
Interest paid	$5,399	$7,502
Income taxes paid	—	—
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated results of Northwest Natural Gas Company (NW Natural or the Company) and all companies we directly or indirectly control, either through majority ownership or otherwise. We have two core businesses: our regulated local gas distribution business, referred to as the utility segment, which serves residential, commercial, and industrial customers in Oregon and southwest Washington; and our gas storage businesses, referred to as the gas storage segment, which provides storage services for utilities, gas marketers, electric generators, and large industrial users from facilities located in Oregon and California. In addition, we have investments and other non-utility activities we aggregate and report as other.

Our core utility business assets and operating activities are largely included in the parent company, NW Natural. Our direct and indirect wholly-owned subsidiaries include NW Natural Energy, LLC (NWN Energy), NW Natural Gas Storage, LLC (NWN Gas Storage), Gill Ranch Storage, LLC (Gill Ranch), NNG Financial Corporation (NNG Financial), Northwest Energy Corporation (Energy Corp), and NW Natural Gas Reserves, LLC (NWN Gas Reserves). Investments in corporate joint ventures and partnerships we do not directly or indirectly control, and for which we are not the primary beneficiary, are accounted for under the equity method, which includes NWN Energy’s investment in Trail West Holdings, LLC (TWH) and NNG Financial's investment in Kelso-Beaver (KB) Pipeline. NW Natural and its affiliated companies are collectively referred to herein as NW Natural. The consolidated unaudited financial statements are presented after elimination of all intercompany balances and transactions, except for amounts required to be included under regulatory accounting standards to reflect the effect of such regulation. In this report, the term “utility” is used to describe our regulated gas distribution business, and the term “non-utility” is used to describe our gas storage businesses and other non-utility investments and business activities.

Certain prior year balances in our unaudited consolidated financial statements and notes have been reclassified to conform with the current presentation. These reclassifications had no effect on our prior year’s consolidated results of operations, financial condition, or cash flows.

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments that management considers necessary for fair presentation of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K (2014 Form 10-K). A significant part of our business is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of full year results.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the 2014 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2015. The following are current updates to certain critical accounting policy estimates and new accounting standards.

Regulatory Accounting
In applying regulatory accounting in accordance with generally accepted accounting principles in the United States of America (GAAP), we capitalize or defer certain costs and revenues as regulatory assets and liabilities. These deferrals were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2015	2014	2014
Current:
Unrealized loss on derivatives(1)	$23,242	$1,191	$29,889
Gas costs	19,653	14,168	21,794
Other(2)	24,807	12,475	16,879
Total current	$67,702	$27,834	$68,562
Non-current:
Unrealized loss on derivatives(1)	$1,117	$96	$3,515
Pension balancing(3)	35,374	27,328	32,541
Deferred income taxes	44,767	49,007	47,427
Pension and other postretirement benefit liabilities	197,601	123,399	201,845
Environmental costs(4)	50,175	63,517	58,859
Gas costs	4,334	6,541	5,971
Other(2)	15,053	15,158	18,750
Total non-current	$348,421	$285,046	$368,908

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2015	2014	2014
Current:
Gas costs	$12,774	$9,137	$5,700
Unrealized gain on derivatives(1)	436	15,788	240
Other(2)	11,053	12,761	13,165
Total current	$24,263	$37,686	$19,105
Non-current:
Gas costs	$4,729	$2,602	$2,507
Unrealized gain on derivatives(1)	117	1,078	—
Accrued asset removal costs(5)	315,946	299,026	311,238
Other(2)	5,632	6,152	3,460
Total non-current	$326,424	$308,858	$317,205

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

(3)
The deferral of certain pension expenses above or below the amount set in rates was approved by the Public Utility Commission of Oregon (OPUC), with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of lower net periodic benefit costs in future years. Deferred pension expense balances include accrued interest at the utility’s authorized rate of return, with the equity portion of interest income being unrecognized until amounts are collected in rates.

(4)
Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and Washington Utilities and Transportation Commission (WUTC). In Oregon, we earn a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. We also accrue a carrying charge on insurance proceeds for amounts owed to customers. In Washington, a carrying charge related to deferred amounts will be determined in a future proceeding. See Note 13.

(5)	Estimated costs of removal on certain regulated properties are collected through rates. See Note 2 of the 2014 Form 10-K.

Environmental Regulatory Accounting
On February 20, 2015 the OPUC issued an Order addressing outstanding implementation items related to the Site Remediation and Recovery Mechanism (SRRM). Under the Order, $15 million of $95 million in total environmental remediation expenses deferred through 2012 were disallowed. The OPUC found the $95 million to be prudently incurred but disallowed this amount from rate recovery based on its determination of how an earnings test should apply to years between 2003 and 2012, with adjustments for factors the OPUC deemed relevant. The Company recognized the $15 million pre-tax disallowance, or $9.1 million after-tax charge, during the first quarter of 2015. The charge was recorded in operations and maintenance expense. As a result of the order, we recognized $5.3 million of interest income related to the equity component on our deferred environmental expenses. See Note 13.

New Accounting Standards

Recent Accounting Pronouncements
DEBT ISSUANCE COSTS. On April 7, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the associated debt liability. The new requirements are effective for the Company beginning January 1, 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. NW Natural does not plan to adopt the standard early and does not expect the ASU to materially effect its financial statements and disclosures.

REVENUE RECOGNITION. On May 28, 2014, the FASB issued ASU 2014-09 Revenue From Contracts with Customers. The underlying principle of the guidance requires entities to recognize revenue depicting the transfer of goods or services to customers at amounts expected to be entitled to in exchange for those goods or services. The model provides a five-step approach to revenue recognition: (1) identify the contract(s) with the customer; (2) identify the separate performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new requirements are effective for the Company beginning January 1, 2017, and either a full retrospective or simplified transition adoption method is allowed; early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to January 1, 2018 for annual reporting periods beginning after December 15, 2017. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The proposal is expected to be finalized in the second quarter of 2015. The Company is currently assessing the effect of this standard on our financial statements and disclosures.

Subsequent Event
See Note 14 for information regarding the amendment of our Gill Ranch debt agreement.

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

	Three Months Ended
	March 31,
In thousands, except per share data	2015	2014
Net income	$28,486	$37,884
Average common shares outstanding - basic	27,301	27,094
Additional shares for stock-based compensation plans outstanding	68	32
Average common shares outstanding - diluted	27,369	27,126
Earnings per share of common stock - basic	$1.04	$1.40
Earnings per share of common stock - diluted	$1.04	$1.40
Additional information:
Antidilutive shares excluded from net income per diluted common share calculation	28	44

4. SEGMENT INFORMATION

We primarily operate in two reportable business segments: local gas distribution and gas storage. We also have other investments and business activities not specifically related to one of these two reporting segments, which we aggregate and report as other. We refer to our local gas distribution business as the utility, and our gas storage segment and other as non-utility. Our utility segment also includes the utility portion of our Mist underground storage facility in Oregon (Mist) and NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp. Our gas storage segment includes NWN Gas Storage, which is a wholly-owned subsidiary of NWN Energy, Gill Ranch, which is a wholly-owned subsidiary of NWN Gas Storage, the non-utility portion of Mist, and all third-party asset management services. Other includes NNG Financial and NWN Energy's equity investment in Trail West Holdings, LLC (TWH), which is pursuing development of a cross-Cascades transmission pipeline project. See Note 4 in our 2014 Form 10-K for further discussion of our segments.

Inter-segment transactions are insignificant. The following table presents summary financial information concerning the reportable segments:

	Three Months Ended March 31,
In thousands	Utility	Gas Storage	Other	Total
2015
Operating revenues	$256,306	$5,303	$56	$261,665
Depreciation and amortization	18,475	1,636	—	20,111
Income from operations	51,880	1,055	66	53,001
Net income	28,335	114	37	28,486
Capital expenditures	25,809	1,326	—	27,135
Total assets at March 31, 2015	2,696,506	270,992	14,903	2,982,401
2014
Operating revenues	$285,495	$7,835	$56	$293,386
Depreciation and amortization	17,967	1,622	—	19,589
Income from operations	71,457	3,553	18	75,028
Net income	36,019	1,627	238	37,884
Capital expenditures	25,350	238	—	25,588
Total assets at March 31, 2014	2,506,930	307,055	16,399	2,830,384

Total assets at December 31, 2014	$2,775,011	$273,813	$16,121	$3,064,945

Utility Margin
Utility margin is a financial measure consisting of utility operating revenues, which are reduced by revenue taxes and the associated cost of gas. The cost of gas purchased for utility customers is generally a pass-through cost in the amount of revenues billed to regulated utility customers. By subtracting costs of gas from utility operating revenues, utility margin provides a key metric used by our chief operating decision maker in assessing the performance of the utility segment. The gas storage segment and other emphasize growth in operating revenues as opposed to margin because they do not incur a product cost (i.e. cost of gas sold) like the utility and, therefore, use operating revenues and net income to assess performance.

The following table presents additional segment information concerning utility margin:

	Three Months Ended March 31,
In thousands	2015	2014
Utility margin calculation:
Utility operating revenues	$256,306	$285,495
Less: Utility cost of gas	125,705	155,201
Utility margin	$130,601	$130,294

5. STOCK-BASED COMPENSATION

Our stock-based compensation plans include a Long-Term Incentive Plan (LTIP) under which various types of equity awards may be granted. For additional information on our stock-based compensation plans, see Note 6 in the 2014 Form 10-K and the updates provided below.

Long-Term Incentive Plan

Performance-Based Stock Awards
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the first quarter of 2015, 44,550 performance-based shares were granted under the LTIP based on target-level awards with a weighted-average grant date fair value of $52.05 per share. As of March 31, 2015, there was $3.2 million of unrecognized compensation cost from LTIP grants, which is expected to be recognized through 2017. Fair value for the market based portion of the LTIP was estimated as of the date of grant using a Monte-Carlo option pricing model based on the following assumptions:

Stock price on valuation date	$47.64
Performance term (in years)	3.0
Quarterly dividends paid per share	$0.465
Expected dividend yield	3.8%
Dividend discount factor	0.8966

Performance-Based Restricted Stock Units (RSUs)
During the first quarter of 2015, 28,020 RSUs were granted under the LTIP with a weighted-average grant date fair value of $47.64 per share. The fair value of a RSU is equal to the closing market price of the Company's common stock on the grant date. As of March 31, 2015, there was $3.3 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2019. Generally, the RSUs awarded include a performance-based threshold and a vesting period of four years from the grant date. An RSU obligates the Company upon vesting to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU.

6. DEBT

Short-Term Debt
At March 31, 2015, our short-term debt consisted of commercial paper notes payable with a maximum maturity of 89 days, an average maturity of 57 days, and an outstanding balance of $156.2 million. The carrying cost of our commercial paper approximates fair value using Level 2 inputs due to the short-term nature of the notes. See Note 2 in our 2014 Form 10-K for a description of the fair value hierarchy.

Current Maturities of Long-Term Debt
The utility has long-term debt due within the next 12 months consisting of $40 million of first mortgage bonds (FMBs) with a coupon rate of 4.70% and maturity in June 2015.

Long-Term Debt
At March 31, 2015, our utility segment had long-term debt, including current maturities referred to above, of $641.7 million. Utility long-term debt consists of FMBs with maturity dates ranging from 2015 through 2042, interest rates ranging from 3.176% to 9.05%, and a weighted-average coupon rate of 5.64%.

At March 31, 2015, our gas storage segment’s long-term debt consisted of $20 million of fixed-rate senior collateralized debt with a maturity date of November 30, 2016 and an interest rate of 7.75%. This debt is collateralized by all of the membership interests in Gill Ranch and is nonrecourse to NW Natural. Under the amended loan agreement, $20 million of variable-rate debt was retired in June 2014. As part of the amended agreement, the earnings before interest, tax, depreciation, and amortization (EBITDA) covenant requirement was suspended through March 31, 2015 and the EBITDA hurdles thereafter were lowered. The debt service reserve requirement was fixed at $3 million.

On April 28, 2015, Gill Ranch entered into a second amendment to the loan agreement under which the EBITDA covenant requirement is suspended through maturity of the loan. As part of the second amendment Gill Ranch will increase the debt reserve account by $4.5 million with contributions of $1.5 million by each of May 30, 2015, January 30, 2016, and August 30, 2016. Additionally, Gill Ranch must receive common equity contributions from its parent NWN Gas Storage of at least $2 million by August 31, 2015 and of at least $4 million by August 31, 2016.

Fair Value of Long-Term Debt
Our outstanding debt does not trade in active markets. We estimate the fair value of our debt using utility companies with similar credit ratings, terms, and remaining maturities to our debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in our 2014 Form 10-K.

The following table provides an estimate of the fair value of our long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In thousands	2015	2014	2014
Carrying amount	$661,700	$741,700	$661,700
Estimated fair value	762,554	820,458	756,808

See Note 7 in our 2014 Form 10-K for more detail on our long-term debt.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

The following table provides the components of net periodic benefit cost for the Company's pension and other postretirement benefit plans:

	Three Months Ended March 31,
			Other Postretirement
	Pension Benefits		Benefits
In thousands	2015	2014	2015	2014
Service cost	$2,308	$1,918	$145	$136
Interest cost	4,596	4,512	291	309
Expected return on plan assets	(5,174)	(4,886)	—	—
Amortization of net actuarial loss	4,561	2,580	126	46
Amortization of prior service costs	58	56	49	49
Net periodic benefit cost	6,349	4,180	611	540
Amount allocated to construction	(1,825)	(1,201)	(191)	(171)
Amount deferred to regulatory balancing account(1)	(2,175)	(1,101)	—	—
Net amount charged to expense	$2,349	$1,878	$420	$369

(1)
The deferral of certain pension expenses above or below the amount set in rates was approved by the OPUC, with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of lower net periodic benefit costs in future years. Deferred pension expense balances include accrued interest at the utility’s authorized rate of return, with the equity portion of the interest being unrecognized until amounts are collected in rates.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to our non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2015	2014
Beginning balance	$(10,076)	$(6,358)
Amounts reclassified from AOCL:
Amortization of prior service costs	—	(2)
Amortization of actuarial losses	548	276
Total reclassifications before tax	548	274
Tax expense	(216)	(109)
Total reclassifications for the period	332	165
Ending balance	$(9,744)	$(6,193)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plan
For the three months ended March 31, 2015, we made cash contributions totaling $2.6 million to our qualified defined benefit pension plan. We expect further plan contributions of $12.3 million during the remainder of 2015.

Defined Contribution Plan
The Retirement K Savings Plan provided to our employees is a qualified defined contribution plan under Internal Revenue Code Section 401(k). Company contributions to this plan totaled $1.1 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

See Note 8 in the 2014 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

8. INCOME TAX

An estimate of annual income tax expense is made each interim period using estimates for annual pre-tax income, regulatory flow-through adjustments, tax credits, and other items. The estimated annual effective tax rate is applied to year-to-date, pre-tax income to determine income tax expense for the interim period consistent with the annual estimate.

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended March 31,
Dollars in thousands	2015	2014
Income tax at statutory rates (federal and state)	$18,892	$25,721
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	1,329	1,433
Other, net	(1,138)	(169)
Income tax expense	$19,083	$26,985
Effective income tax rate	40.1%	41.6%

The decrease in the income tax expense amount for the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to lower pre-tax income. The effective tax rate for the three months ended March 31, 2015, compared to the same period in 2014, decreased as a result of depletion deductions from gas reserves activity. Additionally, there was a $0.6 million income tax charge in the first quarter of 2014 due to the revaluation of deferred tax balances related to a higher effective tax rate in Oregon. See Note 9 in the 2014 Form 10-K for more detail on income taxes and effective tax rates.

The Company’s examination under the IRS Compliance Assurance Process for the 2013 tax year was completed during the first quarter of 2015. The examination did not result in a material change to the return as originally filed.

9. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of our property, plant, and equipment and related accumulated depreciation:

	March 31,		December 31,
In thousands	2015	2014	2014
Utility plant in service	$2,676,280	$2,605,018	$2,661,097
Utility construction work in progress	34,048	30,699	24,886
Less: Accumulated depreciation	847,278	838,285	836,510
Utility plant, net	1,863,050	1,797,432	1,849,473
Non-utility plant in service	299,969	297,352	297,295
Non-utility construction work in progress	7,457	6,691	9,282
Less: Accumulated depreciation	35,976	29,972	34,457
Non-utility plant, net	271,450	274,071	272,120
Total property, plant, and equipment	$2,134,500	$2,071,503	$2,121,593

Capital expenditures in accrued liabilities	$8,451	$7,769	$8,757

10. GAS RESERVES

Our gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the balance sheet.

We entered into our original agreements with Encana Oil & Gas (USA) Inc. (Encana) in 2011 to develop physical gas reserves to provide long-term gas price protection for utility customers. Encana began drilling in 2011 under these agreements. We hold working interests in certain sections of the Jonah Field. Gas produced in these sections is sold at prevailing market prices, and revenues from such sales, less associated production costs, are credited to the utility's cost of gas. The cost of gas, including a carrying cost for the rate base investment, is included in NW Natural's annual Oregon PGA filing, which allows us to recover these costs through customer rates. Our net investment under the original agreement earns a rate of return and provides long-term price protection for our utility customers.

On March 28, 2014, we amended the original gas reserves agreement in order to facilitate Encana's proposed sale of its interest in the Jonah field to Jonah Energy LLC (Jonah Energy). Under the amendment, we ended the drilling program with Encana, but increased our working interests in our assigned sections of the Jonah field. We also retained the right to invest in new wells with Jonah Energy.

Since the amendment, we have been notified by Jonah Energy of investment opportunities in the sections of the Jonah field where we have working interests. The amended agreement allows us to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at our amended proportionate working interest for each well in which we invest. We elected to participate in some of the additional wells drilled in 2014, and we may have the opportunity to participate in more wells in the future.

We filed an application requesting regulatory deferral in Oregon for these additional investments. We have also signed a memorandum of understanding with all parties agreeing that individual wells drilled in any year will be reviewed for prudence annually. Accordingly, we filed in 2015 seeking cost recovery for the additional wells drilled in 2014, and we expect the OPUC to review and determine the prudence of this investment in 2015. Our cumulative investment of approximately $10 million in these additional wells has been accounted for as a utility investment. If regulatory approval is not received, our investment in these additional wells would follow oil and gas accounting.

The following table outlines our net investment in gas reserves:

	March 31,		December 31,
In thousands	2015	2014	2014
Gas reserves, current	$19,112	$21,990	$20,020
Gas reserves, non-current	168,352	156,450	167,190
Less: Accumulated amortization	43,165	21,556	37,910
Total gas reserves(1)	144,299	156,884	149,300
Less: Deferred tax liabilities on gas reserves	28,383	30,704	18,551
Net investment in gas reserves(1)	$115,916	$126,180	$130,749

(1)
Total gas reserves includes our investment in additional wells, subject to regulatory deferral approvals, with total gas reserves of $9.2 million and net investment of $8.3 million at March 31, 2015 and no net investment or total gas reserves from additional wells at March 31, 2014.

11. INVESTMENTS

Equity Method Investments
Trail West Pipeline, LLC (TWP), a wholly-owned subsidiary of TWH, is pursuing the development of a new gas transmission pipeline that would provide an interconnection with our utility distribution system. NWN Energy, a wholly-owned subsidiary of NW Natural owns 50% of TWH, and 50% is owned by TransCanada American Investments Ltd., an indirect wholly-owned subsidiary of TransCanada Corporation.

VIE Analysis
TWH is a development stage Variable Interest Entity, with our investment in TWP reported under equity method accounting. We have determined we are not the primary beneficiary of TWH’s activities, in accordance with the authoritative guidance related to consolidations, as we only have a 50% share of the entity and there are no stipulations that allow us a disproportionate influence over it. Our investment in TWH and TWP are included in other investments on our balance sheet. If we do not develop this investment, then our maximum loss exposure related to TWH is limited to our equity investment balance, less our share of any cash or other assets available to us as a 50% owner. Our investment balance in TWH was $13.4 million at March 31, 2015 and 2014 and December 31, 2014. See Note 12 in our 2014 Form 10-K.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 12 in the 2014 Form 10-K.

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

We also enter into exchange contracts related to the third-party asset management of our gas portfolio, some of which are derivatives that do not qualify for hedge accounting or regulatory deferral, but are subject to our regulatory sharing agreement. These derivatives are recognized in operating revenues in our gas storage segment, net of amounts shared with utility customers.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on our derivative instruments:

	March 31,		December 31,
In thousands	2015	2014	2014
Natural gas (in therms):
Financial	229,925	295,125	287,475
Physical	250,250	875,150	420,980
Foreign exchange	$8,690	$5,590	$12,230

Purchased Gas Adjustment
As of November 1, 2014, we reached our target hedge percentage for the 2014-15 gas year; hedge transactions are recoverable through the Company's PGA mechanism.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from our derivative instruments:

	Three Months Ended March 31,
	2015		2014
In thousands	Natural gas commodity	Foreign currency	Natural gas commodity	Foreign currency
Benefit (expense) to cost of gas	$(23,481)	$(741)	$15,912	$275
Operating revenues	638	—	—	—
Less:
Amounts deferred to regulatory accounts on the balance sheet	23,065	741	(15,875)	(275)
Total gain in pre-tax earnings	$222	$—	$37	$—

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

We realized a net loss of $14.1 million and a net gain of $8.5 million for the three months ended March 31, 2015 and 2014, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses are recorded in cost of gas, deferred through our regulatory accounts and amortized through customer rates in the following year.

Credit Risk Management of Financial Derivative Instruments
No collateral was posted with, or by, our counterparties as of March 31, 2015 or 2014. We attempt to minimize the potential exposure to collateral calls by counterparties to manage our liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given our counterparty credit limits and portfolio diversification, we have not been subject to collateral calls in 2014 or 2015. Our collateral call exposure is set forth under credit support agreements, which generally contain credit limits. We could also be subject to collateral call exposure where we have agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change. Based on current financial swap and option contracts outstanding, which reflect net unrealized losses of $23.1 million at March 31, 2015, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$—	$20,683
Without Adequate Assurance Calls	—	—	—	—	15,773

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

If netted by counterparty, our net derivative position would result in an asset of $0.6 million and a liability of $24.2 million as of March 31, 2015. As of March 31, 2014, our derivative position would have resulted in an asset of $16.6 million and a liability of $1.0 million, and as of December 31, 2014, our position would have resulted in an asset of $0.2 million and a liability of $33.4 million.

We are exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for our natural gas purchases made on behalf of customers. See Note 13 in our 2014 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, we include nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads, and interest rates. Additionally, our assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at March 31, 2015. As of March 31, 2015 and 2014 and December 31, 2014, the net fair value was a liability of $23.6 million, an asset of $15.6 million, and a liability of $33.2 million, respectively, using significant other observable, or Level 2, inputs. No Level 3 inputs were used in our derivative valuations, and there were no transfers between Level 1 or Level 2 during the three months ended March 31, 2015 and 2014.

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

The Company has a SRRM through which NW Natural tracks and has the ability to recover past deferred and future environmental remediation costs. An Order from the OPUC in February 2015 deemed certain environmental remediation expenses and associated carrying costs deferred through March 31, 2014 prudent. The Company’s settlement with insurance carriers resulting in insurance proceeds received was also deemed prudent in the Order. Under the Order, NW Natural was required to forego the collection of $15 million out of approximately $95 million of environmental remediation expenses and associated carrying costs it had deferred through 2012 under the Order. The OPUC disallowed this amount from rate recovery based on its determination of how an earnings test should apply to amounts deferred from 2003 to 2012. See Note 2 for information regarding the regulatory disallowance of past deferred costs under the Order received from the OPUC in February 2015.

To date, the Company has received total environmental insurance proceeds of approximately $150 million as a result of settlements from our litigation that was dismissed in July 2014. Under the Order, one-third of the proceeds recognized in regulatory accounts are applied to costs deferred through 2012 and the remaining two-thirds is applied ratably to costs over the next 20 years.

Under the mechanism, the Company will recover the first $5 million of annual expense through an amount that will be collected from Oregon customers through a tariff rider. The Company will apply $5 million of insurance (plus interest) to the next portion of environmental expenses each year. Any expenses in excess of the annual $10 million (plus interest from insurance) are fully recoverable through the SRRM, to the extent the utility earns at or below its authorized Return On Equity (ROE). To the extent the Company earns more than its authorized ROE in a year, the Company is required to cover environmental expenses greater than the $10 million (plus interest from insurance proceeds) with those earnings that exceed its authorized ROE. The Company filed its required compliance report demonstrating the proposed implementation of this mechanism on March 31, 2015. The report is subject to review and approval by the OPUC and as such, may require additional or different implementation procedures, which could, among other things, result in additional impacts on earnings.

In Washington, cost recovery and carrying charges on amounts deferred for costs associated with services provided to Washington customers will be determined in a future proceeding. Annually, we review all regulatory assets for recoverability or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then we would be required to write off the net unrecoverable balances against earnings in the period such a determination is made.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other non-current liabilities on the balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2015	2014	2014	2015	2014	2014
Portland Harbor site:
Gasco/Siltronic Sediments	$1,572	$776	$1,767	$38,379	$38,584	$38,019
Other Portland Harbor	1,308	1,408	1,934	5,186	3,283	4,338
Gasco site	8,205	8,766	9,535	36,833	39,482	37,117
Siltronic Uplands site	750	872	957	405	394	348
Central Service Center site	170	70	171	—	224	—
Front Street site	755	1,176	1,020	115	115	122
Oregon Steel Mills	—	—	—	179	179	179
Total	$12,760	$13,068	$15,384	$81,097	$82,261	$80,123

The following table presents information regarding the total amount of cash paid for environmental sites and the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2015	2014	2014
Cumulative cash paid	$117,005	$106,105	$113,740
Total regulatory asset deferral(1)	50,175	63,517	58,859

(1)	Includes cash paid, remaining liability, and interest, net of insurance reimbursement and amounts reclassified to utility plant for the water treatment station.

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

GASCO/SILTRONIC SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft Engineering Evaluation/Cost Analysis (EE/CA) to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA as well as costs for the additional studies and design work needed before the clean-up can occur, and for regulatory oversight throughout the clean-up range from $40 million to $350 million. We have recorded a liability of $40 million for the sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at this site represent the largest portion of our liability related to the Portland Harbor site, discussed above.

OTHER PORTLAND HARBOR. NW Natural incurs costs related to its membership in the LWG, which is performing the RI/FS for the EPA. NW Natural also incurs costs related to natural resource damages from these sites. The Company and other parties have signed a cooperative agreement with the Portland Harbor Natural Resource Trustee council to participate in a phased natural resource damage assessment to estimate liabilities to support an early restoration-based settlement of natural resource damage claims. Natural resource damage claims may arise only after a remedy for clean-up has been settled. We have accrued a liability for these claims which is at the low end of the range of the potential liability; the high end of the range cannot be reasonably estimated at this time. This liability is not included in the range of costs provided in the draft FS for the Portland Harbor noted above.

GASCO SITE. NW Natural owns a former gas manufacturing plant that was closed in 1958 (Gasco site) and is adjacent to the Portland Harbor site described above. The Gasco site has been under investigation by us for environmental contamination under the Oregon Department of Environmental Quality (ODEQ) Voluntary Clean-Up Program. It is not included in the range of remedial costs for the Portland Harbor site noted above. We manage the Gasco site in two parts, the uplands portion and the groundwater source control action.

Uplands. In May 2007, we completed a revised Remedial Investigation Report for the uplands portion and submitted it to ODEQ for review. We have recognized a liability for the remediation of the uplands portion of the site which is at the low end of the range of potential liability; the high end of the range cannot be reasonably estimated at this time.

Groundwater Source Control. In September 2013, we completed construction of a groundwater source control system, including a water treatment station, at the Gasco site. We are working with ODEQ on monitoring the effectiveness of the system and at this time it is unclear what, if any, additional actions ODEQ may require subsequent to the initial testing of the system or as part of the final remedy for the uplands portion of the Gasco site. We have estimated the cost associated with the ongoing operation of the system and have recognized a liability which is at the low end of the range of potential cost. We cannot estimate the high end of the range at this time due to the uncertainty associated with the duration of running the water treatment station, which will be highly dependent upon the remedy determined for both the upland portion as well as the final remedy for our Gasco sediment exposure.

Beginning November 1, 2013, capital asset costs of $19 million for the Gasco water treatment station were placed into rates with OPUC approval. The OPUC deemed these costs prudent. Beginning November 1, 2014, the OPUC approved the application of $2.5 million from insurance proceeds plus interest to reduce the total amount of Gasco capital costs to be recovered through rate base.

OTHER SITES. In addition to those sites above, we have environmental exposures at four other sites: Siltronic, Central Service Center, Front Street, and Oregon Steel Mills. Due to the uncertainty of the design of remediation, regulation, timing of the liabilities, and in the case of the Oregon Steel Mills site, pending litigation, liabilities for each of these sites have been recognized at their respective low end of the range of potential liability; the high end of the range could not be reasonably estimated as of March 31, 2015.

Siltronic Upland site. Siltronic is the location of a manufactured gas plant formerly owned by NW Natural. We are currently conducting an investigation of manufactured gas plant wastes on the uplands portion of this site for the ODEQ.

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

For additional information regarding other commitment and contingencies, see Note 14 in our 2014 Form 10-K.

14. SUBSEQUENT EVENTS

On April 28, 2015, Gill Ranch entered into a second amendment to the loan agreement under which the EBITDA covenant requirement is suspended through maturity of the loan. As part of the second amendment Gill Ranch will increase the debt reserve account by $4.5 million with contributions of $1.5 million by each of May 30, 2015, January 30, 2016, and August 30, 2016. Additionally, Gill Ranch must receive common equity contributions from its parent NWN Gas Storage of at least $2 million by August 31, 2015 and of at least $4 million by August 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural or the Company) financial condition, including the principal factors that affect results of operations. The disclosures contained in this report refer to our consolidated activities for the three months ended March 31, 2015 and 2014. References to “Notes” are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of our business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with our 2014 Annual Report on Form 10-K (2014 Form 10-K).

The consolidated financial statements include NW Natural, the parent company, and its direct and indirect wholly-owned subsidiaries. Selected subsidiaries are depicted and organized as follows:

We operate in two primary reportable business segments: local gas distribution and gas storage. We also have other investments and business activities not specifically related to one of these two reporting segments, which we aggregate and report as other. We refer to our local gas distribution business as the utility, and our gas storage segment and other as non-utility. Our utility segment includes our NW Natural local gas distribution business, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and the utility portion of our Mist underground storage facility in Oregon (Mist). Our gas storage segment includes NWN Gas Storage, which is a wholly-owned subsidiary of NWN Energy, Gill Ranch, which is a wholly-owned subsidiary of NWN Gas Storage, the non-utility portion of Mist, and asset management services. Other includes NWN Energy's equity investment in Trail West Holdings, LLC (TWH), which is pursuing the development of a proposed natural gas pipeline through its wholly-owned subsidiary, Trail West Pipeline, LLC (TWP), and NNG Financial's equity investment in Kelso-Beaver Pipeline (KB Pipeline). TWH and our equity investments, TWP and KB Pipeline, are not depicted in the chart above. For a further discussion of our business segments and other, see Note 4.

In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share or exclude the after-tax regulatory disallowance related to the OPUC's 2015 environmental order, which are non-GAAP financial measures. We present net income and earnings per share (EPS) excluding the regulatory disallowance along with the GAAP measures to illustrate the magnitude of this disallowance on ongoing business and operational results. Although the excluded amounts are properly included in the determination of net income and earnings per share under GAAP, we believe the amount and nature of such disallowance make period to period comparisons of operations difficult or potentially confusing. Financial measures are expressed in cents per share as these amounts reflect factors that directly impact earnings, including income taxes. All references in this section to EPS are on the basis of diluted shares (see Note 3). We use such non-GAAP measures to analyze our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations.

EXECUTIVE SUMMARY

Key financial highlights include:

	Three Months Ended March 31,
	2015		2014
In thousands, except per share data	Amount	Per Share	Amount	Per Share	$ Change
Consolidated net income	$28,486	$1.04	$37,884	$1.40	$(9,398)
Adjustments:
Regulatory environmental disallowance, net of taxes $5,925(1)	9,075	0.33	—	—	9,075
Adjusted consolidated net income(1)	$37,561	$1.37	$37,884	$1.40	$(323)
Utility margin	$130,601		$130,294		$307
Gas storage operating revenues	5,303		7,835		(2,532)
(1) Regulatory environmental disallowance of $15 million is recorded in utility operations and maintenance expense. Adjusted EPS and net income (non-GAAP) are based on the after-tax disallowance, and EPS calculated using the combined federal and state statutory tax rate of 39.5% and divided by 27,369 thousand dilutive shares for the quarter.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. Consolidated net income for the quarter was $28.5 million, compared to $37.9 million for the same period of last year. The primary factor contributing to the $9.4 million decrease in consolidated net income was the $9.1 million after-tax charge related to the regulatory disallowance associated with a February 2015 OPUC Order in the Company's Site Remediation and Recovery Mechanism (SRRM) docket. Under the Order, we were required to forego collection of $15 million, pre-tax, out of the approximate $95 million of environmental expenditures and associated carrying costs deferred through 2012. In addition, consolidated net income was impacted by the following factors:

•	an increase in utility margin of $0.3 million; and

•	a decrease in gas storage operating revenues of $2.5 million.

We continued to make progress on several key strategic initiatives, as evidenced by the following items:

•	received the OPUC's Order on our SRRM which allows for full recovery of future prudently incurred environmental costs, subject to an annual earnings test;

•	added more than 9,000 customers and sustained a customer growth rate in the core utility of 1.3%;

•	received acknowledgment of our recently filed Integrated Resource Plans (IRP), which outlines long-term capital investment requirements based on projected customer growth and infrastructure needs; and

•	continued permitting and land acquisition work on the North Mist gas storage expansion project.

ISSUES AND CHALLENGES

ECONOMY. The local, national, and global economies continue to show signs of improvement. Additionally, the unemployment rate in the Portland metropolitan region decreased to under 6% during the first quarter of 2015, a decrease of about 1% from the same period in 2014. The utility’s customer base increased to over 707,000 customers, reflecting a growth rate of 1.3% on a trailing 12-month basis at March 31, 2015, consistent with the growth rate at March 31, 2014. We continue to believe our utility is well positioned to add customers and to serve increasing industrial demand as the economy improves, regional business projects move forward, and legislation favoring lower carbon emissions continues to develop.

GAS PRICES, SUPPLIES, AND STORAGE VALUES. Our utility gas acquisition strategy is designed to secure sufficient supplies of natural gas to meet the needs of our customers and to manage gas prices. Our utility’s annual PGA mechanisms in Oregon and Washington, combined with our gas price hedging strategies, enable us to reduce earnings exposure for the Company and secure more stable gas costs for customers. We typically hedge gas prices on approximately 75% of our utility’s annual sales requirement based on normal weather, including both physical and financial hedges. We entered the 2014-15 gas year (November 1, 2014 – October 31, 2015) hedged at approximately 75% of our forecasted sales volumes, including 41% in financial swap and option contracts, 22% in physical gas supplies, and 12% in gas reserves. For further discussion see "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" below.

In addition to the amount hedged for the current gas contract year, we were hedged at approximately 44% for the upcoming 2015-16 gas year and between 5% and 9% for the following five gas years as of March 31, 2015. Our hedge levels are based on estimated sales volumes, which depend, to a certain extent, on weather and economic conditions. Our gas reserves amounts may increase or decrease depending on production and investment levels. Also, our gas storage inventory levels may increase or decrease depending on future storage expansions, changes in storage contracts with third parties, and future storage recall by the utility pursuant to our utility's integrated resource plan.

While low and stable gas prices provide opportunities to lower costs for our utility customers, they also present challenges for our gas storage businesses by lowering the price of, and reducing the demand for, storage services, particularly at our Gill Ranch facility. Our Mist facility benefits from a more constrained regional supply system in the Pacific Northwest region and is impacted to a lesser extent from market fluctuations. The Gill Ranch storage contracts for the 2014-15 gas storage year were at historically low prices due to the flat natural gas price curve and generally weak market conditions, which negatively impacted our financial results. Future increases in the demand for natural gas or decreases in supplies can put upward pressure on gas prices and gas price volatility, which could improve the market value for gas storage. Similarly, decreases in future demand and increases in supplies can cause downward pressure on gas prices and gas price volatility.

Despite current market conditions, we continue to believe in the long-term need for gas storage in California and anticipate a rebound in gas storage values and an increase in the demand and demand variability for natural gas largely driven by California's renewable portfolio standards and carbon reduction targets. We have seen slightly higher contract prices for the 2015-16 storage year, but overall prices are still significantly lower than the long-term contracts that expired at the end of the 2013-14 storage year. As such, we continue to expect shorter contract lengths and prices reflecting current market trends and remain focused on lowering operating costs, finding opportunities in the market to increase revenues through enhanced services for storage customers, and capitalizing on market opportunities that fit our business-risk profile. See Results of Operations—Business Segments—Gas Storage.

ENVIRONMENTAL COSTS. We accrue estimates for environmental loss contingencies related to environmental sites for which we are responsible. Due to numerous uncertainties surrounding the nature of environmental investigations and the development of remediation solutions approved by regulatory agencies, actual costs could vary significantly from our loss estimates. As a regulated utility, we have been allowed to defer and recover certain costs pursuant to regulatory orders, including our SRRM, as noted in "Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral" below. In addition, environmental cost recovery and carrying charges on amounts charged to Washington customers will be determined in a future proceeding.

CONSOLIDATED EARNINGS AND DIVIDENDS

Consolidated Earnings
Consolidated highlights include:

	Three Months Ended March 31,		QTR Change
In thousands, except per share data	2015	2014
Consolidated net income	28,486	37,884	(9,398)
Consolidated EPS	1.04	1.40	(0.36)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The decrease in net income was primarily due to the $9.1 million after-tax charge for the regulatory disallowance associated with the February 2015 OPUC Order on the recovery of past environmental cost deferrals. In addition, there was a $2.5 million decrease in gas storage operating revenues, a $3.7 million increase in operations and maintenance expense (excluding the regulatory disallowance) offset by a $3.7 million increase in other income, a $1.0 million decrease in interest expense, and a $0.3 million increase in utility margin.

Dividends
Dividend highlights include:

	Three Months Ended March 31,		QTR
Per common share	2015	2014	Change
Dividends paid	$0.465	$0.460	$0.005

The Board of Directors declared a quarterly dividend on our common stock of $0.465 per share, payable on May 15, 2015, to shareholders of record on April 30, 2015, reflecting an indicated annual dividend rate of $1.86 per share.

REGULATORY MATTERS

Regulation and Rates
UTILITY. Our utility business is subject to regulation by the OPUC, the WUTC, and Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC and WUTC also regulate the system of accounts and issuance of securities by our utility. Approximately 89% of our utility gas volumes and revenues are derived from Oregon customers, with the remaining 11% from Washington customers. Earnings and cash flows from utility operations are largely determined by rates set in general rate cases and other rate proceedings in Oregon and Washington, but are also affected by the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and our ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of our utility-related costs, including operating expenses and investment costs in utility plant and other regulatory assets. See "Regulatory Activities" below.

GAS STORAGE. Our gas storage businesses are subject to regulation by the OPUC, California Public Utilities Commission (CPUC), and FERC with respect to, among other matters, rates and terms of service. The OPUC and CPUC also regulate the issuance of securities and system of accounts. The OPUC and CPUC regulate intrastate storage services, and the FERC regulates interstate storage services. The OPUC and FERC use a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in the latest regulatory filing. The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. In 2014, approximately 69% of our storage revenues were derived from operations regulated by OPUC and FERC, and approximately 31% were derived from operations regulated by CPUC.

Regulatory Activities
The following provides a list of significant regulatory activities:

•	Prepaid Pension Asset - A schedule was established to resolve this docket in the second half of 2015. See "Rate Mechanisms—Pension Cost Deferral and Prepaid Pension Assets" below.

•	Gas Reserves - We filed with the OPUC in February 2015 seeking cost recovery on additional investments in gas reserves. See "Rate Mechanisms—Gas Reserves" below.

•
System Integrity Program (SIP) - We filed a request to extend the SIP program in the fourth quarter of 2014. The OPUC considered our renewal request at a public meeting in March 2015 and suspended our filing and ordered additional process, including involvement of other gas utilities in the state before making a final decision. See "Rate Mechanisms—System Integrity Program" below.

•
Hedging - The OPUC opened a new docket to discuss the appropriate portfolio hedging across gas utilities in the state. Our request for the OPUC to consider long-term hedging practices will be considered as part of this docket.

•
Interstate Storage Sharing - We received an order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-utility Mist storage services and third-party asset management services to utility customers. The order requires a third-party cost study be performed and the results of the cost study may initiate a new docket or the re-opening of the original docket.

•
Carbon Solutions Programs - Under Senate Bill (SB) 844 we anticipate submitting programs developed under these rules to the OPUC in 2015. These potential programs include heating conversion, combined heat and power, and other carbon emission reduction programs.

•
Environmental Cost Deferral and Site Remediation and Recovery Mechanism - In February 2015, the OPUC issued an order regarding the SRRM for recovering prudently incurred environmental site remediation costs through customer billings, subject to an earnings test. The Company filed the required compliance report on March 31, 2015. The Company also filed a motion for clarification regarding the amount of insurance proceeds to be held in a secured account. The compliance filing is subject to review and approval by the OPUC. See "Rate Mechanisms—Environmental Cost Deferral and SRRM."

Completed Regulatory Activities
We completed the following regulatory activity in the first quarter of 2015:

•
Integrated Resource Plans (IRP) - We filed our 2014 Oregon and Washington IRP in 2014 and received acknowledgment from the OPUC in February 2015. We also received notice from WUTC in March 2015. The IRPs included analysis of different market scenarios and corresponding resource acquisition strategies. This analysis is needed to develop supply and demand resource requirements, consider uncertainties in the planning process, and to establish a plan for providing reliable and low cost natural gas service. See "Financial Condition—Cash Flows—Investing Activities" below.

Rate Mechanisms
PURCHASED GAS ADJUSTMENT. Rate changes are established annually under PGA rate filings in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases. This includes gas prices under spot purchases as well as contract supplies, gas prices hedged with financial derivatives, gas prices from the withdrawal of storage inventories, the production of gas reserves, interstate pipeline demand costs, a permanent rate adjustment for our SIP program, temporary rate adjustments that amortize balances of deferred regulatory accounts, and the removal of temporary rate adjustments effective for the previous year.

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

EARNINGS REVIEW. We are subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. This is a separate earnings review from the environmental earnings test. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred for refund to customers. Under this provision, if we select the 80% deferral option, then we retain all of our earnings up to 150 basis points above the currently authorized ROE. If we select the 90% deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. We selected the 90% deferral option for the 2014-2015 PGA year. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For the 2014 calendar year, the ROE threshold was 10.66%. We do not expect a refund for 2014 based on our results and filed the 2014 earnings test in April 2015.

GAS RESERVES. In 2011 the OPUC approved the Encana gas reserve transaction to provide long-term gas price protection for our utility customers and determined the Company's costs under the agreement would be recovered, on an ongoing basis through our annual PGA mechanism. Gas produced from our interests is sold by Encana at then prevailing market prices, and revenues from such sales, net of associated operating and production costs, are credited to our cost of gas. The cost of gas, including a carrying cost for the rate base investment, is included in NW Natural's annual Oregon PGA filing, which allows us to recover these costs through customer rates. Our net investment under the original agreement earns a rate of return and provides long-term price protection for our utility customers.

On March 28, 2014, we amended the original gas reserve agreement in order to facilitate Encana's proposed sale of its interest in the Jonah field to Jonah Energy. Under the amendment, we ended the drilling program with Encana, but increased our working interests in our assigned sections of the Jonah field and we retained the right to invest in new wells with Jonah Energy.

In 2014 we elected to participate in some of the additional wells drilled in the Jonah field under our amended gas reserves agreement with Jonah Energy and may have the opportunity to participate in more wells in the future. We filed an application requesting regulatory deferral in Oregon for these additional investments. We filed in February 2015 seeking cost recovery for the additional wells drilled in 2014, and we expect the OPUC to review the prudence of this investment in 2015.

SYSTEM INTEGRITY PROGRAM. Until November of 2014, NW Natural had the approval of the OPUC for specific accounting treatment and cost recovery for our SIP, which is an integrated safety program that consolidates the bare steel replacement program, the transmission pipeline integrity management program, and the distribution integrity management program related to pipeline safety rules adopted by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA). We recorded these costs as either capital expenditures or regulatory assets, accumulated the costs over each 12-month period, and recovered the revenue requirement associated with these costs, subject to audit, through rate changes effective with the Oregon annual PGA. Our SIP costs were tracked into rates annually, with the first $4 million of capital costs subject to regulatory lag and annual rate-base recovery capped at $12 million. Extraordinary costs above the cap could also be approved with written consent of the OPUC staff and other interested parties and approval of the OPUC.

During 2013, the OPUC approved a temporary two-year extension, beginning in November 2012, of our capital expenditure tracking mechanism to recover capital costs related to SIP and authorized a total increase of $13.7 million above the cap during the extension period. Regulatory authority for SIP expired October 31, 2014, although the bare steel replacement portion of the mechanism remains in place until the end of 2015. We filed a request to extend the SIP program in the fourth quarter of 2014 and upon consideration of our request in March of 2015, the OPUC ordered additional process and evaluation with other gas utilities in the state before making a final decision. In the interim, we continue to recover all bare steel replacement costs through our annual PGA, and we expect system integrity capital costs not tracked through an SIP mechanism would be included in rate base in our next rate case.

ENVIRONMENTAL COST DEFERRAL AND SRRM. On February 20, 2015, the OPUC issued an Order regarding the SRRM for recovering prudently incurred environmental site remediation costs through customer billings, subject to an earnings test. The OPUC Order addressed a number of key issues including: (1) prudence of all but $33 thousand of costs incurred through March 31, 2014; (2) insurance settlements of approximately $150 million were deemed prudent with one-third of the proceeds applied to costs prior to December 31, 2012 and two-thirds to offset future environmental expenses; and (3) disallowed recovery of expenses totaling approximately $15 million for costs deferred between 2003 to 2012.

With respect to recovery of remediation expenses deferred after 2012: (1) The Company will recover the first $5 million of annual expense through a tariff rider from Oregon customers; (2) the Company will apply $5 million of insurance proceeds plus interest to environmental expenses each year; and (3) any expenditures above the $10 million (plus interest) described above would be fully recoverable through the SRRM, to the extent the Company earns at or below its authorized ROE. To the extent the Company earns more than its authorized ROE in a year, the

Company is required to cover environmental expenses greater than the $10 million (plus interest from insurance proceeds) with those earnings that exceed its authorized ROE.

In any year environmental expenses are less than $10 million (plus the interest on insurance), any unused tariff rider amount will offset deferred amounts otherwise collected through the SRRM and any unused insurance proceeds (plus interest) will roll forward to offset the next year’s expenses. Under the Order, the OPUC will revisit the deferral and amortization of future remediation expenses, as well as the treatment of remaining insurance proceeds in three years or earlier if the Company gains greater certainty about its future remediation costs. The Company filed the required compliance report on March 31, 2015 with the OPUC demonstrating implementation of the Order. The Company also requested clarification regarding the amount of insurance proceeds to be held in a secured account. The compliance filing is subject to review and approval by the OPUC and, as a consequence thereof, additional or different implementation procedures could be required, which may, among other things, result in additional impacts on earnings. We do not currently anticipate a disallowance for 2013 or 2014 based on the earnings test outlined in the Order.

The WUTC has also previously authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This order was effective January 26, 2011 with cost recovery and a carrying charge to be determined in a future proceeding.

PENSION COST DEFERRAL AND PREPAID PENSION ASSETS. In Oregon, we are allowed to defer annual pension expenses related to the qualified employee defined benefit pension plan. The amount deferred each period represents the difference between the annual accounting expense and the amount included and recovered in customer rates. Recovery of the deferred amounts is through the implementation of a balancing account, which includes the expectation of higher and lower pension expenses in future years. Our recovery of these deferred balances includes accrued interest. Future years’ deferrals will depend on changes in plan assets, projected benefit liabilities based on a number of key assumptions, and pension contributions. Pension expense deferrals were $2.2 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

CUSTOMER CREDITS FOR GAS STORAGE SHARING. In 2015, the Company filed for regulatory approval to refund an interstate storage credit of $9.9 million to its Oregon utility customers. These customer credits are part of our regulatory incentive sharing mechanism related to non-utility Mist storage and asset management services. The OPUC approved an $11.4 million interstate storage credit to Oregon customers in June of 2014. The Washington portion of these credits is included with the Washington PGA.

For a discussion of other rate mechanisms, see Part II, Item 7, “Results of Operations—Regulatory Matters—Rate Mechanisms” in our 2014 Form 10-K.

RESULTS OF OPERATIONS

Business Segments - Local Gas Distribution Utility Operations
Utility margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns because a significant portion of our utility margin is derived from natural gas sales to residential and commercial customers. In Oregon, we have a conservation tariff (also called the decoupling mechanism), which adjusts utility margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. We also have a weather normalization tariff in Oregon, which adjusts customer bills up or down to offset changes in utility margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce the volatility of customer bills and our utility’s earnings. See “Results of Operations—Regulatory Matters—Rate Mechanisms” in our 2014 Form 10-K for more information on our decoupling and weather normalization mechanisms.

Utility segment highlights include:

	Three Months Ended March 31,		QTR Change
In thousands, except per share data	2015	2014
Utility net income	$28,335	$36,019	$(7,684)
EPS - utility segment	$1.04	$1.33	$(0.29)
Gas sold and delivered (therms)	329,977	406,217	(76,240)
Utility margin(1)	$130,601	$130,294	$307

(1) See Utility Margin Table below for a reconciliation and additional detail.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The primary factors contributing to the decrease in net income were as follows:

•
the $15 million pre-tax charge for the regulatory disallowance associated with the February 2015 OPUC Order on the recovery of past environmental cost deferrals. This charge is reflected in operations and maintenance expense;

•	a $0.3 million increase in utility margin primarily due to:

◦
a $2.7 million increase from customer growth in residential and commercial customers, added loads under higher commercial rate schedules, and added rate-base returns on certain investments, including gas reserves;

◦	a $3.1 million increase from gas cost incentive sharing resulting from lower gas prices than those estimated in the PGA;

◦
an approximate $4 million decrease due to lower customer usage from warmer weather, which impacts utility margins from our Washington customers where we do not have a weather normalization mechanism in place, and from our Oregon customers that opted out of weather normalization.

•
In addition, there was a $0.9 million net positive impact from the following offsetting items: an increase in other income, a decrease in interest expense, and an increase in operations and maintenance expense.

Total utility volumes sold and delivered in the first quarter of 2015 decreased 19% over the same period of 2014 due to the impact of 22% warmer weather on customers.

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and costs of sales:

	Three months ended		Favorable/
In thousands, except degree day and customer data	March 31,		(Unfavorable)
	2015	2014	QTR Change

Utility volumes (therms):
Residential and commercial sales	206,817	274,156	(67,339)
Industrial sales and transportation	123,160	132,061	(8,901)
Total utility volumes sold and delivered	329,977	406,217	(76,240)
Utility operating revenues:
Residential and commercial sales	$240,912	$270,002	$(29,090)
Industrial sales and transportation	20,526	21,512	(986)
Other revenues	1,406	1,477	(71)
Less: Revenue taxes	6,538	7,496	(958)
Total utility operating revenues	256,306	285,495	(29,189)
Less: Cost of gas	125,705	155,201	(29,496)
Utility margin	$130,601	$130,294	$307
Utility margin:(1)
Residential and commercial sales	$120,372	$122,104	$(1,732)
Industrial sales and transportation	7,574	8,484	(910)
Miscellaneous revenues	1,406	1,587	(181)
Gain (loss) from gas cost incentive sharing	1,221	(1,831)	3,052
Other margin adjustments	28	(50)	78
Utility margin	$130,601	$130,294	$307
Degree days:
Average(2)	1,855	1,855	—
Actual degree days	1,481	1,890	(22)%
Percent colder (warmer) than average weather(2)	(20)%	2%

Customers - end of period:
Residential customers	640,235	631,557	8,678
Commercial customers	66,314	65,883	431
Industrial customers	923	932	(9)
Total number of customers	707,472	698,372	9,100

(1)	Amounts reported as margin for each category of customer consist of operating revenues, which are net of revenue taxes, less cost of gas.

(2)	Average weather represents the 25-year average degree days, as determined in our 2012 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,		QTR Change
In thousands	2015	2014
Utility volumes (therms):
Residential sales	130,060	173,177	(43,117)
Commercial sales	76,757	100,979	(24,222)
Total volumes	206,817	274,156	(67,339)
Utility operating revenues:
Residential sales	$160,537	$179,982	$(19,445)
Commercial sales	80,375	90,020	(9,645)
Total operating revenues	$240,912	$270,002	$(29,090)
Utility margin:
Residential:
Sales	$70,776	$88,508	$(17,732)
Weather normalization adjustments	12,353	(1,174)	13,527
Decoupling adjustments	1,205	(1,135)	2,340
Total residential utility margin	84,334	86,199	(1,865)
Commercial:
Sales	27,755	34,948	(7,193)
Weather normalization adjustments	5,244	(456)	5,700
Decoupling adjustments	3,039	1,413	1,626
Total commercial utility margin	36,038	35,905	133
Total utility margin	$120,372	$122,104	$(1,732)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The primary factors contributing to changes in residential and commercial results were as follows:

•	sales volumes decreased 25% or 67 million therms primarily due to 22% warmer weather;

•	operating revenues decreased $29.1 million primarily due to 22% warmer weather; and

•
utility margin decreased $1.7 million primarily due to the effects of warmer weather on customers that are not covered by a weather normalization mechanism. Increases from commercial and residential customer growth, added loads under higher commercial rate schedules, and added rate-base returns on our gas reserves and other investments partially offset the effect of weather.

Industrial Sales and Transportation
Industrial customers have the option of purchasing sales or transportation services from the utility. Under the sales service, the customer buys the gas commodity from the utility. Under the transportation service, the customer buys the gas commodity directly from a third-party gas marketer or supplier. Our gas commodity cost is primarily a pass-through cost to customers; therefore, our profit margins are not materially affected by an industrial customer's decision to purchase gas from us or from third parties. Industrial and large commercial customers may also select between firm and interruptible service options, with firm services generally providing higher profit margins compared to interruptible services. To help manage gas supplies, our industrial tariffs are designed to provide some certainty regarding industrial customers' volumes by requiring an annual service election, special charges for changes between elections, and in some cases, meeting a minimum or maximum volume requirement before changing options.

Industrial sales and transportation highlights include:

	Three Months Ended March 31,		QTR Change
In thousands	2015	2014
Volumes (therms):
Industrial - firm sales	8,651	10,138	(1,487)
Industrial - firm transportation	40,828	44,160	(3,332)
Industrial - interruptible sales	16,392	18,419	(2,027)
Industrial - interruptible transportation	57,289	59,344	(2,055)
Total volumes	123,160	132,061	(8,901)
Utility margin:
Industrial - firm and interruptible sales	$3,217	$3,724	$(507)
Industrial - firm and interruptible transportation	4,357	4,760	(403)
Total utility margin	$7,574	$8,484	$(910)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. Industrial sales and transportation volumes decreased by 9 million therms or 7% while industrial margins decreased by $0.9 million or 11%, compared to last year. The volume decrease was primarily due to lower usage from warmer weather, while the margin decrease was largely due to higher fee revenues a year ago from increased usage and other charges resulting from the cold weather event in February 2014.

Cost of Gas
Cost of gas as reported by the utility includes gas purchases, gas withdrawn from storage inventory, gains and losses from commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, regulatory gas cost deferrals, gas reserves costs, and company gas use. The OPUC and WUTC generally require natural gas commodity costs to be billed to customers at the actual cost incurred, or expected to be incurred, by the utility. Customer rates are set each year so that if cost estimates were met, we would not expect to earn a profit or incur a loss on the gas commodity purchased for customers; however, in Oregon we have an incentive sharing mechanism which has been described under “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above. In addition to the PGA incentive sharing mechanism, gains and losses from hedge contracts entered into after annual PGA rates are effective for Oregon customers are also required to be shared and therefore may impact net income. Further, we also have a regulatory agreement whereby we earn a rate of return on our investment in gas reserves, which is also reflected in utility margin. See Part II, Item 7, “Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities” and “Results of Operations—Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” in our 2014 Form 10-K for additional information, as well as Note 12 in this report.

Cost of gas highlights include:

	Three Months Ended March 31,		QTR Change
In thousands, except as noted	2015	2014
Cost of gas	$125,705	$155,201	$(29,496)
Volumes sold (therms)(1)	231,860	302,713	(70,853)
Average cost of gas (cents per therm)(1)	$0.54	$0.51	$0.03
Gain (loss) from gas cost incentive sharing	1,221	(1,831)	3,052

(1) This calculation excludes volumes delivered to transportation only customers.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. Cost of gas decreased $29.5 million or 19% primarily due to a 23% decrease in sales volume due to warmer weather, partially offset by a 6% increase in average cost of gas.

The effect on net income from our gas cost incentive sharing mechanism was a pre-tax gain in utility margin of $1.2 million, compared to a pre-tax margin loss of $1.8 million for the same period in 2014. Due to the extreme cold weather event in February 2014, the Company experienced a record sendout and consequently, the higher volumes of gas purchased at higher gas prices at that time resulted in a margin loss in the prior year compared to a margin gain in the current year due to prices that were lower due to the warmer weather in 2015. For a discussion of our gas cost incentive sharing mechanism, see “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above.

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

Gas storage segment highlights include:

In thousands, except per share data	Three Months Ended March 31,		QTR Change
	2015	2014
Gas storage net income	$114	$1,627	$(1,513)
EPS - gas storage segment	—	0.06	(0.06)
Operating revenues	5,303	7,835	(2,532)
Operating expenses	4,248	4,282	(34)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The primary factor contributing to lower gas storage income was a $2.5 million decrease in operating revenues. Over the past few years, market prices for natural gas storage, particularly in California, were negatively affected by the abundant supply of natural gas, low volatility of natural gas prices, and surplus gas storage capacity. We contracted capacity for the 2014-15 gas storage year with shorter-term contracts at lower market prices than in previous years. These trends accounted for most of the decline in gas storage operating revenues.

Our gas storage segment financial results have been negatively impacted by the decline in market conditions, particularly our Gill Ranch facility. Our Mist facility benefits from a more constrained regional supply system in the Pacific Northwest region and is impacted to a lesser extent from market fluctuations. Despite these conditions, we continue to believe in the long-term need for gas storage in California and have recently seen a slight increase in contracting prices for the 2015-16 gas storage year. In the future, we anticipate a rebound in gas storage values and an increase in the demand for natural gas driven by a number of factors, including changes in electric generation triggered by California's renewable portfolio standards, an increase in use of alternative fuels to meet carbon reduction targets, recovery of the California economy, growth of domestic industrial manufacturing, potential exports of liquefied natural gas from the west coast, and other favorable market conditions in and around California. We would expect these factors to result in higher summer/winter natural gas price spreads, gas price volatility, and gas storage values. Refer to Note 2 in our 2014 Form 10-K for more information regarding our accounting for impairment of long-lived assets.

Other
Other business activities of the Company primarily consist of NNG Financial's equity investment in KB Pipeline, an equity investment in TWH, and other miscellaneous non-utility investments. Contributions from our other businesses produced less than $0.1 million of net income for the three months ended March 31, 2015 compared to $0.2 million for the three months ended March 31, 2014. See Note 4 and Note 11 for further details on our other activities and our investment in TWH.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,		QTR Change
In thousands	2015	2014
Operations and maintenance	$54,116	$35,386	$18,730

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The increase in operations and maintenance expense was primarily due to:

•
the $15 million pre-tax charge for the regulatory disallowance associated with the February 2015 OPUC Order on the recovery of past environmental cost deferrals. The Company also expensed an additional $1 million related to the Order;

•
a $1.9 million increase in compensation and benefit expense including higher wage rates under the new union labor contract, which became effective June 1, 2014, as well as increased health care, pension, and employee incentive costs; and

•	a $0.8 million increase in non-payroll costs mostly associated with higher system maintenance and safety program costs and costs related to our ongoing growth initiatives.

Delinquent customer receivable balances and bad debt expense continues to remain at historically low levels for the Company. The utility's annualized bad debt expense as a percent of revenues was 0.1% for the three months ended March 31, 2015 and has remained well below 0.5% of revenues every year since 2007.

Other Operating Expenses
General taxes increased $0.6 million for the three months ended March 31, 2015 compared to the same periods in 2014 primarily due to increases in Oregon property taxes and local business license taxes. Depreciation expense increased $0.5 million or 3% for the three months ended March 31, 2015 compared to 2014, respectively, as a result of planned capital expenditures. See "Financial Condition—Cash Flows—Investing Activities" below for additional information.

Other Income and Expense, Net
Other income and expense, net highlights include:

	Three Months Ended March 31,		QTR Change
In thousands	2015	2014
Other income and expense, net	$5,049	$1,383	$3,666

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The increase in other income and expense, net primarily reflects the recognition of a net $5.3 million related to the equity component in interest income from our deferred environmental expenses. As a result of the OPUC Order in February 2015 and the application of insurance proceeds previously received to past costs and interest, we realized the equity component of interest on these deferred regulatory asset balances. In addition, we incurred interest expense of $0.6 million on other deferred regulatory liability balances during the first quarter of 2015, compared to interest income of $0.6 million for the same period of 2014. The environmental regulatory balance changed from an asset position during the first quarter of 2014 to a liability position at March 31, 2015 as the result of additional insurance proceeds received in 2014.

Interest Expense
Interest expense highlights include:

	Three Months Ended March 31,		QTR Change
In thousands	2015	2014
Interest expense	$10,481	$11,542	$(1,061)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The decrease in interest expense was primarily due to the redemption of $50 million of utility FMBs in July 2014 and $10 million in September 2014, and the retirement of $20 million of Gill Ranch's debt in June 2014.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,		QTR Change
In thousands	2015	2014
Income tax expense	$19,083	$26,985	$(7,902)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The decrease in income tax expense for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to lower pre-tax income. Additionally, the higher tax expense in the first quarter of 2014 was due to a $0.6 million income tax charge as a result of the revaluation of deferred tax balances related to a higher effective tax rate in Oregon.

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

Achieving both the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access capital markets at reasonable costs. Our consolidated capital structure was as follows:

	March 31,		December 31,
	2015	2014	2014
Common stock equity	49.0%	50.2%	46.1%
Long-term debt	38.8	42.6	37.4
Short-term debt, including any current maturities of long-term debt	12.2	7.2	16.5
Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources
At March 31, 2015, we had $5.2 million of cash and cash equivalents compared to $17.9 million at March 31, 2014. We also had $3.0 million and $4.0 million in restricted cash at Gill Ranch at March 31, 2015 and 2014, respectively. This restricted cash is being held as collateral for the long-term debt outstanding. In order to maintain sufficient liquidity during periods when capital markets are volatile, we may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, we may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, our issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. Our use of retained earnings is not subject to those same restrictions.

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

Based on our current debt ratings (see "Credit Ratings" below), we have been able to issue commercial paper and long-term debt at attractive rates and have not needed to borrow or issue letters of credit from our back-up credit facility. In the event we are not able to issue new debt due to adverse market conditions or other reasons, we expect our near term liquidity needs can be met using internal cash flows or, for the utility segment, drawing upon our committed credit facility. We also have a universal shelf registration filed with the SEC for the issuance of secured and unsecured debt or equity securities, subject to market conditions and certain regulatory approvals. As of March 31, 2015, we have Board authorization to issue up to $325 million of additional FMB's. We also have OPUC approval to issue up to $325 million of additional long-term debt for approved purposes.

In the event our senior unsecured long-term debt credit ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit, or another form of collateral, which could expose us to additional cash requirements and may trigger increases in short-term borrowings while we were in a net loss position. We were not near the threshold for posting collateral at March 31, 2015. However, if the credit risk-related contingent features underlying these contracts were triggered on March 31, 2015, assuming our long-term debt ratings dropped to non-investment grade levels, we could have been required to post $20.7 million of collateral to our counterparties. See "Credit Ratings" below and Note 12.

Other recent developments that may have a significant impact on our liquidity and capital resources include pension contribution requirements, expiration of bonus tax depreciation, environmental expenditures and insurance recoveries. See "Cash Flows—Operating Activities" below.

With respect to pensions, we expect to make significant contributions to our company-sponsored defined benefit plan, which is closed to new employees, over the next several years until we are fully funded under the Pension Protection Act rules, including the new rules issued under the Moving Ahead for Progress in the 21st Century Act (MAP-21) and the Highway and Transportation Funding Act of 2014 (HATFA). See "Cash Flows—Operating Activities" below for expected contribution amounts.

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

The amount and timing of our Gill Ranch facility's cash flows from year to year are uncertain, as the majority of these storage contracts are currently short-term. We have seen slightly higher contract prices for the 2015-16 storage year, but overall prices are still significantly lower than the long-term contracts that expired at the end of the 2013-14 storage year. As such, we expect continuing challenges for Gill Ranch in 2015 causing negative cash flows from operations in 2015. We do not anticipate material changes in our ability to access sources of cash for short-term liquidity.

In November 2011, Gill Ranch issued $40 million of senior collateralized debt, with a fixed interest rate of 7.75% on $20 million and a variable interest rate on the remaining $20 million, with an original maturity date of November 30, 2016. Under the debt agreement, Gill Ranch is subject to certain covenants and restrictions. We amended the original agreement in April 2014 to retire the $20 million variable-rate outstanding debt during the second quarter of 2014 and suspend the EBITDA covenant requirement through March 31, 2015 with lower EBITDA hurdles beginning in the second quarter of 2015. The amendment fixed the debt service reserve at $3 million. Gill Ranch retired $20 million of debt on June 6, 2014 using available cash and cash flows from operations, including cash from intercompany receivables. The remaining $20 million of outstanding debt is collateralized by all of the membership interests in Gill Ranch and is nonrecourse to NW Natural and other entities of the consolidated group.

We did not anticipate meeting the adjusted covenant requirements in 2015, and on April 28, 2015 Gill Ranch entered into a second amendment to the loan agreement under which the EBITDA covenant requirement is suspended through maturity of the loan. As part of the second amendment Gill Ranch will increase the debt reserve account by $4.5 million with contributions of $1.5 million by each of May 30, 2015, January 30, 2016, and August 30, 2016. Additionally, Gill Ranch must receive common equity contributions from its parent NWN Gas Storage of at least $2 million by August 31, 2015 and of at least $4 million by August 31, 2016.

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

Short-Term Debt
Our primary source of utility short-term liquidity is from internal cash flows and the sale of commercial paper. In addition to issuing commercial paper to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund utility capital requirements. Commercial paper is periodically refinanced through the sale of long-term debt or equity securities. Our outstanding commercial paper, which is sold through two commercial banks under an issuing and paying agency agreement, is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below. At March 31, 2015 and 2014, our utility had commercial paper outstanding of $156.2 million and $32.6 million, respectively. The effective interest rate on the utility’s commercial paper outstanding at March 31, 2015 and 2014 was 0.4% and 0.2%, respectively.

Credit Agreements
On December 20, 2012, NW Natural entered into an agreement for a five-year $300 million revolving credit facility, with a feature that allows the Company to request increases in the total commitment amount, up to a maximum of $450 million. The credit agreement also permits an extension of the commitments for two additional one-year periods, subject to lender approval. The Company exercised the first of these extensions in December 2013, and the second in December 2014 with a final maturity date of December 20, 2019.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2015 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$234
A/A1	66
BBB/Baa	—
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency; however, the Company does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

Our credit agreement permits the issuance of letters of credit in an aggregate amount of up to $100 million. Any principal and unpaid interest amounts owed on borrowings under the credit agreements is due and payable on or before the maturity date. There were no outstanding balances under this credit agreement at March 31, 2015 or 2014. The credit agreement requires us to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at March 31, 2015 and 2014, with consolidated indebtedness to total capitalization ratios of 51.0% and 49.8%, respectively.

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

Credit Ratings
Our credit ratings are a factor of our liquidity, potentially affecting our access to capital markets including the commercial paper market. Our credit ratings also have an impact on the cost of funds and the need to post collateral under derivative contracts. There were no changes in our credit ratings during the quarter. Our credit ratings are dependent upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of or reference to these credit ratings is not a recommendation to buy, sell, or hold NW Natural securities. Each rating should be evaluated independently of any other rating.

Maturity and Redemption of Long-Term Debt
For the three months ended March 31, 2015 there were no redemptions or maturities of long-term debt. Over the next 12 months, $40 million of FMBs with a coupon rate of 4.70% and maturity in June 2015 are expected to be redeemed.

See Part II, Item 7, "Financial Condition—Contractual Obligations” in our 2014 Form 10-K for long-term debt maturing over the next five years.

Cash Flows

Operating Activities
Year-over-year changes in our operating cash flows are primarily affected by net income, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Three Months Ended March 31,
In thousands	2015	2014	Change
Cash provided by operating activities	$118,249	$220,132	$(101,883)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The significant factors contributing to the decrease in operating cash flow were as follows:

•	a decrease of $86.6 million in deferred environmental recoveries reflecting insurance settlements totaling $91 million received in the first quarter of 2014, which did not recur in 2015;

•
a decrease of $20.1 million from changes in accrued taxes, which reflected lower earnings in the current year and environmental proceeds which were included in taxable income in the first quarter of 2014;

•
a decrease of $24.9 million from changes in accounts payable and a decrease of $18.7 million from changes in inventories, both due to warmer weather in the first quarter of 2015 compared to 2014 when we were refilling gas storage after a cold winter;

•	an increase of $15.0 million for the non-cash regulatory disallowance of prior environmental cost deferrals; and

•	an increase of $27.1 million for deferred gas costs, net due to lower actual gas prices than prices embedded in the PGA compared to the prior year.

The non-cash pension expense recognized on the income statement for the three months ended March 31, 2015 was $1.5 million, compared to $1.3 million for the same period in 2014. Although we expect gross non-cash pension expense to increase in the coming years, these increases will be mitigated by our balancing account in Oregon; and therefore, net non-cash pension expenses are expected to remain relatively flat in the coming years.

During the three months ended March 31, 2015, we contributed $2.6 million to our utility's qualified defined benefit pension plan, compared to $2.8 million for the same period in 2014. We plan to make $12.3 million in contributions during the remainder of 2015. The amount and timing of future contributions will depend to a certain extent on market interest rates, investment returns on the plan's assets, and future federal funding requirements.

Bonus tax depreciation of 50 percent has been available in recent years, resulting in net operating loss (NOL) carryforwards that are available to reduce current year taxable income. Bonus tax depreciation expired at the end of 2014 and has not yet been enacted for 2015. We anticipate taxable income for 2015 will be in excess of the available NOL carryforwards, and as of March 31, 2015, an income tax payable balance of $7.8 million has been recorded.

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

Investing Activities
Investing activity highlights include:

	Three Months Ended March 31,
In thousands	2015	2014	Change
Total cash used in investing activities	$(28,946)	$(45,460)	$16,514
Capital expenditures	(27,135)	(25,588)	(1,547)
Utility gas reserves	(1,860)	(19,681)	17,821

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The decrease in cash used in investing activities was primarily due to lower investments in utility gas reserves, partially offset by higher capital expenditures at the utility.

Under the amended gas reserves agreement, NW Natural ended its original drilling program with Encana, but increased the Company's assigned working interests in certain sections of the Jonah field. We continue to evaluate and make decisions whether or not to participate with Jonah Energy in additional wells drilled, and currently we do not expect to drill any additional wells in 2015. See Note 10 for additional information regarding the amended gas reserve agreement.

We received acknowledgment of our recently filed IRP, which outlines long-term capital investments based on projected customer and infrastructure needs. Among other things, the IRP included projected infrastructure projects such as continued refurbishments of the Newport LNG facility in Oregon over the next three years with an expected investment of approximately $20 million, and upgrading distribution infrastructure in Clark County, Washington which could total approximately $25 million over the next five years. In addition, the IRP also included recall of non-utility Mist gas storage capacity of 0.3 million therms per day of deliverability and 0.7 Bcf of associated storage capacity to serve core utility customer needs. Finally, the IRP discusses various changes to the resource portfolio and preserves the optionality of participating in both the cross-Cascades and Pacific Connector interstate connector pipeline projects. These and other investments are included in our expected capital expenditures in Part II, Item 7, "Financial Condition—Cash Flows—Investing Activities” in the 2014 Form 10-K.

The utility plans to expand its North Mist facility, supported by a contract with PGE to serve their gas-fired electric power generation facilities at Port Westward, which is located approximately 15 miles from Mist. In early 2015, we received authorization from PGE to begin permitting and land acquisition work. The estimated cost of the expansion is approximately $125 million with a potential in-service date in 2018 or 2019. This project is subject to PGE's final approval of estimated projected costs and a notice to proceed, as well as our receipt of permits and certain land rights needed for the project.

Financing Activities
Financing activity highlights include:

	Three Months Ended March 31,
In thousands	2015	2014	Change
Total cash used in financing activities	$(93,619)	$(166,214)	$72,595
Common stock issued, net	700	1,400	(700)
Change in short-term debt	(78,500)	(155,600)	77,100
Dividends	(12,688)	(12,456)	(232)

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014. The decrease in cash used in financing activities was primarily due to the receipt of $91 million of proceeds from our insurance settlements, which was used to reduce our short-term debt balance in the same period of 2014.

Ratios of Earnings to Fixed Charges
For the three and twelve months ended March 31, 2015 and the twelve months ended December 31, 2014, our ratios of earnings to fixed charges computed using the Securities and Exchange Commission method were 5.29, 2.80, and 3.13, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, with fixed charges consisting of interest on all indebtedness, the amortization of debt discount or premium and expense, and the estimated interest portion of rentals charged to income. See Exhibit 12 for the detailed ratio calculation.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See Part II, Item 7, “Application of Critical Accounting Policies and Estimates” in our 2014 Form 10-K. At March 31, 2015, we had a net regulatory asset of $50.2 million for deferred environmental costs, which includes deferred payments and interest of $56.0 million and $93.9 million for additional costs expected to be paid in the future, partially offset $99.7 million of insurance recoveries. If it is determined that future customer rate recovery of such costs are not probable, then the costs will be charged to expense in the period such determination is made. For further discussion of contingent liabilities, see Note 13 and see also "Regulatory Matters—Rate Mechanisms—Environmental Costs".

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

See Note 2 for a discussion of the $15 million regulatory disallowance related to the SRRM Order received in February 2015. There have been no material changes to the information provided in the 2014 Form 10-K with respect to the application of critical accounting policies and estimates (see Part II, Item 7, “Application of Critical Accounting Policies and Estimates,” in the 2014 Form 10-K).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk including commodity supply risk, commodity price and storage value risk, interest rate risk, foreign currency risk, credit risk, and weather risk. We monitor and manage these financial exposures as an integral part of our overall risk management program. No material changes have occurred related to our disclosures about market risk for the three month period ending March 31, 2015. See Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2014 Form 10-K for details regarding these risks.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 13 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in our 2014 Form 10-K, we have only routine nonmaterial litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in our 2014 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance forward			2,124,528	$16,732,648
01/01/15 - 01/31/15	—	$—	—	—
02/01/15 - 02/28/15	1,268	47.59	—	—
03/01/15 - 03/31/15	6,480	46.34	—	—
Total	7,748	$46.54	2,124,528	$16,732,648

(1) During the quarter ended March 31, 2015, 7,748 shares of our common stock were purchased on the open market to meet the requirements of our share-based programs. During the quarter ended March 31, 2015, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated Stock Option Plan.
(2) We have a common stock share repurchase program under which we purchase shares on the open market or through privately negotiated transactions. We currently have Board authorization through May 31, 2015 to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million. During the quarter ended March 31, 2015, no shares of our common stock were purchased pursuant to this program. Since the program’s inception in 2000, we have repurchased approximately 2.1 million shares of common stock at a total cost of approximately $83.3 million.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 5, 2015
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Controller

NORTHWEST NATURAL GAS COMPANY
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2015

Exhibit Number	Document
4	Amendment No. 2 to Note Purchase Agreement, dated April 28, 2015, among Gill Ranch Storage, LLC and the parties listed thereto.

12	Statement Re: Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Northwest Natural Gas Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.