Form 10-K
period 2015-12-31
NORTHWEST NATURAL GAS CO
filed 2016-02-26
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  [   ]    No  [ X ]
As of June 30, 2015, the registrant had 27,355,642 shares of its Common Stock outstanding, of which 26,973,861 shares were held by non-affiliates. The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $1,137,757,457.
At February 19, 2016, 27,435,906 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the registrant, to be filed in connection with the 2016 Annual Meeting of Shareholders, are incorporated by reference in Part III.

NORTHWEST NATURAL GAS COMPANY
Annual Report to Securities and Exchange Commission on Form 10-K
For the Fiscal Year Ended December 31, 2015

GLOSSARY OF TERMS AND ABBREVIATIONS

AFUDC	Allowance for Funds Used During Construction
AOCI / AOCL	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by the FASB
Average Weather	The 25-year average heating degree days based on temperatures established in our last Oregon general rate case
Bcf	Billion cubic feet, a volumetric measure of natural gas, where one Bcf is roughly equal to 10 million therms
Btu
British thermal unit, a basic unit of thermal energy measurement; one Btu equals the energy required to raise one pound of water one degree Fahrenheit at an atmospheric pressure of one and 60 degrees Fahrenheit. One hundred thousand Btu's equal one therm

CAP	Compliance Assurance Process with the Internal Revenue Service
CNG	Compressed Natural Gas
CO2	Carbon Dioxide
Core Utility Customers	Residential, commercial and industrial customers receiving firm service from the utility
Cost of Gas
The delivered cost of natural gas sold to customers, including the cost of gas purchased or withdrawn/produced from storage inventory or reserves, gains and losses from gas commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, regulatory gas cost deferrals and Company gas use

CPUC	California Public Utilities Commission, the entity that regulates our California gas storage business at our Gill Ranch facility with respect to rates and terms of service, among other matters
Decoupling
A billing rate mechanism, also referred to as our conservation tariff, which is designed to break the link between utility earnings and the quantity of natural gas sold to customers; the design is intended to allow the utility to encourage industrial and small commercial customers to conserve energy while not adversely affecting its earnings due to reductions in sales volumes

Demand Cost	A component in core utility customer rates representing the cost of securing firm pipeline capacity, whether the capacity is used or not
Dth	Dekatherm (also decatherm) is equal to 10 therms or one million British thermal units (Btu)
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure
EE/CA	Engineering Evaluation / Cost Analysis
Encana	Encana Oil & Gas (USA) Inc.
Energy Corp	Northwest Energy Corporation, a wholly-owned subsidiary of NW Natural
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission; the entity regulating interstate storage services offered by our Mist gas storage facility as part of our gas storage segment
Firm Service	Natural gas service offered to customers under contracts or rate schedules that will not be disrupted to meet the needs of other customers
FMBs	First Mortgage Bonds
GAAP	Accounting principles generally accepted in the United States of America
General Rate Case	A periodic filing with state or federal regulators to establish billing rates for utility customers
GHG	Greenhouse gases
Gill Ranch	Gill Ranch Storage, LLC, a wholly-owned subsidiary of NWN Gas Storage
Gill Ranch Facility	Underground natural gas storage facility near Fresno, California, with 75% owned by Gill Ranch and 25% owned by PG&E

GTN	Gas Transmission Northwest, which owns a transmission pipeline serving California and the Pacific Northwest
Heating Degree Days	Units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day’s high and low temperatures from 65 degrees Fahrenheit
HATFA	Highway and Transportation Funding Act of 2014
Interruptible Service
Natural gas service offered to customers (usually large commercial or industrial users) under contracts or rate schedules that allow for interruptions when necessary to meet the needs of firm service customers

IRP	Integrated Resource Plan
IRS	United States Internal Revenue Service
KB	Kelso-Beaver Pipeline, of which 10% is owned by K-B Pipeline Company, a subsidiary of NNG Financial
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas, the cryogenic liquid form of natural gas. To reach a liquid form at atmospheric pressure, natural gas must be cooled to approximately negative 260 degrees Fahrenheit
LWG	Lower Willamette Group
MAP-21	A federal pension plan funding law called the Moving Ahead for Progress in the 21st Century Act, July 2012
Moody's	Moody's Investors Service, Inc. is a credit rating agency
NAV	Net Asset Value
NNG Financial	NNG Financial Corporation, a wholly-owned subsidiary of NW Natural
NOL	Net Operating Loss
NRD	Natural Resource Damages
NWN Energy	NW Natural Energy, LLC, a wholly-owned subsidiary of NW Natural
NWN Gas Reserves	NW Natural Gas Reserves, LLC, a wholly-owned subsidiary of Northwest Energy Corporation
NWN Gas Storage	NW Natural Gas Storage, LLC, a wholly-owned subsidiary of NWN Energy
ODEQ	Department of Environmental Quality
OPEIU	Office and Professional Employees International Union Local No. 11, AFL-CIO, which is also referred to as the Union representing NW Natural's bargaining unit employees
OPUC
Public Utility Commission of Oregon; the entity that regulates our Oregon utility business with respect to rates and terms of service, among other matters; the OPUC also regulates our Mist gas storage facility's intrastate storage services

PBGC	Pension Benefit Guaranty Corporation
PG&E	Pacific Gas & Electric Company; is a 25% owner of the Gill Ranch Facility
PGA
Purchased Gas Adjustment, a regulatory mechanism which adjusts customer rates to reflect changes in the forecasted cost of gas and differences between forecasted and actual gas costs from the prior year

PGE	Portland General Electric
PHMSA	U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration
PRP	Potentially Responsible Parties
RI/FS	Remedial Investigation / Feasibility Study
ROD	Record of Decision
ROE
Return on Equity, a measure of corporate profitability, calculated as net income divided by average common stock equity. Authorized ROE refers to the equity rate approved by a regulatory agency for use in determining utility revenue requirements

ROR	Rate of Return
S&P	Standard & Poor's, a division of The McGraw-Hill Companies, Inc., is a credit rating agency
Sales Service	Service provided whereby a customer purchases both natural gas commodity supply and transportation from the utility
SEC	U.S. Securities and Exchange Commission

SIP
System Integrity Program, an Oregon billing rate mechanism that provides cost recovery of pipeline system integrity programs, which are required under various safety standards prescribed by both state and federal regulators

SRRM	Site Remediation and Recovery Mechanism, an Oregon billing rate mechanism for recovering prudently incurred environmental site remediation costs through customer billings, subject to an earnings test
TAIL	TransCanada American Investments, Ltd., a 50% owner of TWH
Therm	The basic unit of natural gas measurement, equal to one hundred thousand Btu’s
TWH	Trail West Holdings, LLC is 50% owned by NWN Energy
TWP	Trail West Pipeline, LLC, a subsidiary of TWH
TransCanada	TransCanada Pipelines Limited, owner of TAIL and GTN
Transportation Service	Service provided whereby a customer purchases natural gas directly from a supplier but pays the utility to transport the gas over its distribution system to the customer’s facility
Utility Margin	A financial measure consisting of utility operating revenues less the associated cost of gas, franchise tax and environmental recoveries
VIE	Variable Interest Entity
Weather Normalization
An Oregon billing rate mechanism applied to residential and commercial customers to adjust for temperature variances from average weather; rates decrease when the weather is colder than average, and rates increase when the weather is warmer than average; the mechanism is applied to customer bills from December through mid-May of each heating season

WUTC	Washington Utilities and Transportation Commission, the entity that regulates our Washington utility business with respect to rates and terms of service, among other matters

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives;

•	goals;

•	strategies;

•	assumptions and estimates;

•	future events or performance;

•	trends;

•	risks;

•	timing and cyclicality;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital structure;

•	growth;

•	customer rates;

•	workforce succession;

•	commodity costs;

•	gas reserves;

•	operational performance and costs;

•	energy policy and preferences;

•	efficacy of derivatives and hedges;

•	liquidity and financial positions;

•	project and program development, expansion, or investment;

•	competition;

•	procurement and development of gas supplies;

•	estimated expenditures;

•	costs of compliance;

•	credit exposures;

•	potential efficiencies;

•	rate or regulatory outcomes, recovery or refunds;

•	impacts of laws, rules and regulations;

•	tax liabilities or refunds;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations under retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	effects of new or anticipated changes in critical accounting policies;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

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

NORTHWEST NATURAL GAS COMPANY
PART I

ITEM 1. BUSINESS

OVERVIEW

Northwest Natural Gas Company (NW Natural or the Company) was incorporated under the laws of Oregon in 1910. Our Company and its predecessors have supplied gas service to the public since 1859, and we have been doing business as NW Natural since 1997. We maintain operations in Oregon, Washington, and California and conduct business through NW Natural and its subsidiaries. References in this discussion to "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report.

We have two core businesses: our regulated local gas distribution business, referred to as the utility segment, which serves residential, commercial, and industrial customers in Oregon and southwest Washington; and our gas storage businesses, referred to as the gas storage segment, which provides storage services for utilities, gas marketers, electric generators, and large industrial users from storage facilities located in Oregon and California. In addition, we have investments and other non-utility activities we aggregate and report as other. See Note 4 to the Consolidated Financial Statements for further information on total assets and results of operations for our segments for the years ended December 31, 2013, 2014 and 2015.

The utility business is our largest segment, while our gas storage businesses account for the majority of our remaining net income. The following table reflects the percentage allocation between segments and other as of December 31, 2015:

		Non-Utility(1)
	Utility	Gas Storage(2)	Other	Total
Assets	91.0%	8.5%	0.5%	100.0%
Net Income	99.4%	0.3%	0.3%	100.0%

(1)
We refer to our gas storage segment and other as non-utility as they are not included in our regulated gas distribution business; however, certain aspects of the gas storage segment and other may be regulated by the OPUC, WUTC, CPUC, or FERC.

(2)	Gas Storage segment includes asset management services for both the utility and non-utility portion of our Mist gas storage facility.

LOCAL GAS DISTRIBUTION "UTILITY"

The utility is principally engaged in the regulated distribution of natural gas in Oregon and southwest Washington to over 714,000 customers with approximately 89% of our customers located in Oregon and 11% located in Washington. In total, we provide natural gas service to over 100 cities in 18 counties with an estimated population of 3.5 million in our service territory.

We have been allocated an exclusive service territory by the OPUC and WUTC, which includes a major portion of western Oregon, including the Portland metropolitan area, most of the Willamette Valley, the Coastal area from Astoria to Coos Bay, and portions of Washington along the Columbia River. Portland serves as one of the largest international ports on the West Coast and is a key distribution center due to its comprehensive transportation system of ocean and river shipping, transcontinental railways and highways, and an international airport. Major businesses located in our service territory include retail, manufacturing, and high-technology industries.

Natural gas provides a clean, low-carbon, and affordable energy source, and supply in the United States is at an all-time high. We are committed to environmental stewardship and furthering the usage of natural gas to fuel heat, electric generation, and transportation systems in our communities. To this end, we filed our first proposal in 2015 with state regulators under a Carbon Solutions Program incentivizing industrial users to install combined heat and power systems using natural gas. See Part II, Item 7, "Results of Operations—Regulatory Matters". We also have an approved CNG tariff in place to provide customers with high-pressured gas service. Further, we have partnered with local agencies on environmental programs, and are able to allow residential and commercial customers to offset their carbon emissions by supporting carbon-reduction projects at dairies and other farms. Energy conservation is another key component of our environmental focus and competitive advantage, and we were among the first utilities in the nation to break the link between utility earnings and the quantity of natural gas sold to customers with our decoupling mechanism or conservation tariff. The decoupling mechanism is intended to allow the utility to encourage industrial and small commercial customers to conserve energy while not adversely affecting its earnings due to reductions in sales volumes. We will continue to further the role of natural gas in our region and country as it is an affordable, energy efficient fuel source.

Customers
We serve residential, commercial and industrial customers with no individual customer or industry accounting for more than 10% of our utility revenues. On an annual basis, residential and commercial customers typically account for around 60% of our utility’s total volumes delivered and 90% of our utility’s margin. Industrial customers largely account for the remaining volumes and utility margin. The following table presents summary customer information as of December 31, 2015:

	Number of Customers	% of Volumes	% of Utility Margin (1)
Residential	646,841	34%	63%
Commercial	66,584	21%	27%
Industrial	1,003	45%	8%
Other(1)	N/A	N/A	2%
Total	714,428	100%	100%

(1)	Utility margin is also affected by other items, including miscellaneous services, gains or losses from our incentive gas cost sharing mechanism, and other service fees.

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

Customer growth rates for natural gas utilities in the Pacific Northwest historically have been among the highest in the nation due to lower market saturation as natural gas became widely available as a residential heating source after other fuel options. We estimate natural gas is currently in approximately 60% of residential single-family dwellings in our service territory. Customer growth in our region comes from the following main sources, in both new construction and conversions: single-family housing, both new construction and conversions; multifamily housing construction; and commercial buildings, both new construction and conversions. Single family new construction has consistently been our strongest performing source of growth. We have added increasing numbers of customers in our service territory for the last four years as the economy has recovered. Continued customer growth is closely tied to the comparative pricing of natural gas to electricity and fuel oil and the health of the Portland, Oregon and Vancouver, Washington economies. We believe there is potential for continued growth as natural gas is affordable, reliable, a clean fuel choice, and a preferred energy source in our service territory. See Note 4 for information on the utility's assets and results of operations.

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

In the industrial and large commercial markets, we compete with all forms of energy, including competition from wholesale natural gas marketers. In addition, large industrial customers could bypass our local gas distribution system by installing their own direct pipeline connection to the interstate pipeline system. We have designed custom transportation service agreements with several of our largest industrial customers to provide transportation service rates that are competitive with the customer’s costs of installing their own pipeline; these agreements generally prohibit bypass. Due to the cost pressures confronting a number of our largest customers competing in global markets, bypass continues to be a competitive threat. Although we do not expect a significant number of our large customers to bypass our system in the foreseeable future, we could experience deterioration of utility margin if customers bypass or switch over to custom contracts with lower profit margins.

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

The utility's most recent general rate case in Oregon was effective November 1, 2012, and the latest Washington rate case was effective January 1, 2009. Our current approved rates and recovery mechanisms for each service area include:

	Oregon	Washington
Authorized Rate Structure:
ROE	9.5%	10.1%
ROR	7.8%	8.4%
Debt/Equity Ratio	50%/50%	49%/51%

Key Regulatory Mechanisms:
PGA	X	X
Incentive Sharing	X
Weather Normalization Tariff	X
Decoupling	X
SIP(1)	X
Pension Balancing	X
Environmental Cost Deferral	X	X
SRRM	X
(1) Regulatory authority for SIP expired October 31, 2014,
although the bare steel replacement portion of the mechanism remained in place until the end of 2015.

In general, these rates and regulatory mechanisms do not allow the utility to earn a profit or incur a loss on our gas commodity purchases. This means gas commodity purchase costs are primarily a pass-through cost in customer rates, with the exception of our gas reserves investments and incentive cost sharing mechanism in Oregon. Under this mechanism, we can either increase or decrease margin revenues based on higher or lower actual gas purchase costs compared to gas purchase costs embedded in the PGA.

For a complete discussion of regulatory matters, open dockets, current regulatory activities, and additional details on each rate mechanism, see Part II, Item 7, "Results of Operations—Regulatory Matters" and "Gas Storage".

Gas Supply
The utility strives to secure sufficient, reliable supplies of natural gas to meet the needs of customers at the lowest reasonable cost, while maintaining price stability and managing gas purchase costs prudently. This is accomplished through a comprehensive strategy focused on the following items:

•	Diverse Supply - providing diversity of supply sources;

•	Diverse Contracts - maintaining a variety of contract durations and types;

•	Reliability - ensuring gas resource portfolios are sufficient to satisfy customer requirements under extreme cold weather conditions; and

•	Cost Management and Recovery - employing prudent gas cost management strategies.

Diversity of Supply Sources
We purchase our gas supplies primarily from the Alberta and British Columbia areas of Canada and multiple receipt points in the U.S. Rocky Mountains to protect against regional supply disruptions and to take advantage of price differentials. For 2015, 62% of our gas supply came from Canada, with the balance primarily coming from the U.S. Rocky Mountain region. We believe gas supplies available in the western United States and Canada are adequate to serve our core utility requirements for the foreseeable future. We continue to evaluate the long-term supply mix based on projections of gas production and pricing in the U.S. Rocky Mountain region as well as other regions in North America; however, we believe the cost of natural gas coming from western Canada and the U.S. Rocky Mountain region will continue to track with broader U.S. market pricing. Additionally, the extraction of shale gas has increased the availability of gas supplies throughout North America for the foreseeable future.

We supplement our firm gas supply purchases with gas withdrawals from gas storage facilities, including underground reservoirs and LNG storage facilities. Storage facilities are generally injected with natural gas during the off-peak months in the spring and summer and the gas is withdrawn for use during peak demand months in the winter.

The following table presents the storage facilities available for our utility supply:

	Maximum Daily Deliverability (therms in millions)	Capacity (Bcf)
Gas Storage Facilities:
Owned Facility:
Mist, Oregon(1)	3.1	10.6
Contracted Facilities:
Jackson Prairie, Washington(2)	0.5	1.1
Alberta, Canada(3)	0.7	4.4
LNG Facilities:
Owned Facilities:
Newport, Oregon	0.6	0.9
Portland, Oregon	1.2	0.6
Total	6.1	17.6

(1)
The Mist gas storage facility has a total maximum daily deliverability of 5.2 million therms and a total working gas capacity of about 16 Bcf, of which 3.1 million therms of daily deliverability and 10.6 Bcf of storage capacity are reserved for core utility customers.

(2)	The storage facility is located near Chehalis, Washington and is contracted from Northwest Pipeline, a subsidiary of The Williams Companies.

(3)	This resource does not add to our total peak day capacity, but mitigates price risks as it displaces equivalent volumes of heating season spot purchases.

The Mist facility is used for both utility and non-utility purposes. Under our regulatory agreements with the OPUC and WUTC, non-utility gas storage at Mist can be developed in advance of core utility customer needs but is subject to recall by the utility when needed to serve utility customers as their demand increases. In May 2015, the utility recalled 0.3 million therms per day of deliverability and 0.7 Bcf of associated storage capacity from the non-utility business to serve core utility customer needs.

In addition, we have the ability to recall pipeline capacity and supply resources from certain customers if needed to meet high demand requirements.

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

During 2015, we purchased a total of 669 million therms under contracts with durations outlined in the chart below:

Contract Duration (primary term)	Percent of Purchases
Long-term (one year or longer)	33%
Short-term (more than one month, less than one year)	30
Spot	37
Total	100%

We renew or replace gas supply contracts as they expire. Aside from the gas supplies provided by an independent energy marketing company as part of asset management services, no individual supplier provided over 10% of our gas supply requirements in 2015.

Reliability
The effectiveness of our gas distribution system ultimately rests on whether we provide reliable service to our core utility customers. To ensure our effectiveness, we develop a composite design year, including a seven day design peak event based on the most severe cold weather experienced during the last 30 years in our service territory.

Our projected maximum design day firm utility customer sendout totals are approximately 9.5 million therms. Of this total, we are currently capable of meeting about 50% of our maximum design day requirements with gas from storage located within or adjacent to our service territory, while the remaining supply requirements would come from gas purchases under firm gas purchase contracts and recall agreements.

To supplement near-term natural gas supplies, we planned to segment transportation capacity during the 2014-2015 and 2015-2016 heating seasons for approximately 0.4 million therms per day if needed. Pipeline segmentation is a natural gas transportation mechanism under which a shipper can leverage its firm pipeline transportation capacity by separating it into multiple segments with alternate delivery routes. The reliability of service on these alternate routes will vary depending on the constraints of the pipeline system. For those segments with acceptable reliability, segmentation provides a shipper with increased flexibility and potential cost savings compared to traditional pipeline service.

Specifically, we could segment pipeline capacity that flows from Stanfield, Oregon with additional gas expected from the Sumas, Washington trading hub. This segmented capacity is considered reliable as the pipeline has not experienced constraints from Sumas in recent years.

We believe our gas supplies would be sufficient to meet existing firm customer demand if we were to experience maximum design day weather conditions. We will continue to evaluate and update our forecasted requirements and incorporate changes in our IRP process.

The following table shows the sources of supply projected to be used to satisfy the design day sendout for the 2015-2016 winter heating season:

Therms in millions	Therms	Percent
Sources of utility supply:
Firm supply purchases	3.3	34%
Mist underground storage (utility only)	3.1	32
Company-owned LNG storage	1.8	19
Off-system storage contract	0.5	5
Pipeline segmentation capacity	0.4	4
Recall agreements	0.4	4
Peak day citygate deliveries(1)	0.2	2
Total	9.7	100%

(1)	These citygate deliveries are contracted from December 2015 to February 2016 with this resource being evaluated for future heating seasons after the current winter.

The OPUC and WUTC have IRP processes in which utilities define different growth scenarios and corresponding resource acquisition strategies in an effort to evaluate supply and demand resource requirements, consider uncertainties in the planning process and the need for flexibility to respond to changes, and establish a plan for providing reliable service at the least cost.

In general, the IRP is filed biannually with both the OPUC and the WUTC. An update is filed in Oregon in the off year. The OPUC acknowledges receipt of the IRP; whereas the WUTC provides notice our IRP met the requirements of the Washington Administrative Code. OPUC acknowledgment of the IRP does not constitute ratemaking approval of any specific resource acquisition strategy or expenditure. However, the Commissioners generally indicate they would give considerable weight in prudence reviews to utility actions consistent with acknowledged plans. The WUTC has indicated the IRP process is one factor it will consider in a prudence review. We filed our 2014 IRP in both Oregon and Washington in August 2014 and received acknowledgment from the OPUC in February 2015, and notice from the WUTC in March 2015. We plan to file an IRP with both Commissions in 2016.

Gas Cost Management Strategy
The cost of gas sold to utility customers primarily consists of the following items, which are included in annual PGA rates: purchase price paid to suppliers; charges paid to pipeline companies to transport gas to our distribution system; costs paid to store gas; our gas reserves contracts; and gains or losses related to gas commodity derivative contracts.

We employ a number of strategies to mitigate the cost of gas sold to utility customers. Our primary strategies for managing gas commodity price risk include:

•	negotiating fixed prices directly with gas suppliers;

•
negotiating financial derivative contracts that: (1) effectively convert floating index prices in physical gas supply contracts to fixed prices (referred to as commodity price swaps); or (2) effectively set a ceiling or floor price, or both, on floating index priced physical supply contracts (referred to as commodity price options such as calls, puts, and collars). See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Credit Exposure to Financial Derivative Counterparties";

•	buying physical gas supplies at a set price and injecting the gas into storage for price stability and to minimize pipeline capacity demand costs; and

•	investing in gas reserves for longer term price stability. See Note 11 for additional information about our gas reserves.

We also contract with an independent energy marketing company to capture opportunities regarding our storage and pipeline capacity when those assets are not serving the needs of our core utility customers. Our asset management activities provide cost savings that reduce our utility customer's cost of gas and opportunities to generate incremental revenues for our shareholders from a regulatory incentive-sharing mechanism, which are included in our gas storage segment.

Cost Recovery
Mechanisms for gas cost recovery are designed to be fair and reasonable, with an appropriate balance between the interests of our customers and shareholders. In general, utility rates are designed to recover the costs of, but not to earn a return on, the gas commodity sold. We minimize risks associated with gas cost recovery by resetting customer rates annually through the PGA and aligning customer and shareholder interests through the use of sharing, weather normalization, and conservation mechanisms in Oregon. See Part II, Item 7, "Results of Operations—Regulatory Matters—Rate Mechanisms" and "Results of Operations—Business Segments—Local Gas Distribution Utility Operations—Cost of Gas."

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

We incur monthly demand charges related to our firm pipeline transportation contracts. Our largest pipeline agreements are with Northwest Pipeline. These contracts are multi-year contracts with expirations ranging from 2016 to 2044. We actively work with Northwest Pipeline and others to renew contracts in advance of expiration to ensure gas transportation capacity is sufficient to meet our utility needs.

Rates for interstate pipeline transportation services are established by FERC within the U.S. and by Canadian authorities for services on Canadian pipelines.

As mentioned above, our service territory is dependent on a single pipeline for its natural gas supply. Although supply has not been disrupted in the recent past, pipeline replacement projects and long-term projected natural gas demand in our region underscore the need for pipeline transportation diversity. In addition, there are several potential industrial projects in the region, which could increase the demand for natural gas and the need for additional pipeline capacity and pipeline diversity.

Several interstate pipeline projects currently proposed could meet the region's and our projected demand. The pipeline location is dependent on the location of the committed industrial project. We will evaluate and closely monitor the currently prospected projects to determine the best option for ratepayers. The Company also has an equity investment in Trail West Holdings, LLC (TWH) that is developing plans to build the Trail West pipeline. This pipeline would connect TransCanada Pipelines Limited’s (TransCanada) Gas Transmission Northwest (GTN) interstate transmission line to our local gas distribution system. If constructed, this pipeline would provide another transportation path for gas purchases from Alberta and the U.S. Rocky Mountains in addition to the one that currently moves gas through the Northwest Pipeline system. See Part II, Item 7, "2016 Outlook".

Gas Distribution
The primary goals of our gas distribution operations are safety and reliability of our system, which entails building and maintaining a safe pipeline distribution system.

Safety and the protection of our employees, our customers, and the public at large are, and will remain, our top priorities. We construct, operate and maintain our pipeline distribution system and storage operations with the goal of ensuring natural gas is delivered and stored safely, reliably, and efficiently.

NW Natural has one of the most modern distribution systems in the country with no identified cast iron pipe or bare steel main. We removed the final three miles of known bare steel from our system in 2015 and completed our cast iron pipe removal in 2000. Since the 1980s, we have taken a proactive approach to replacement programs and partnered with our Commissions on progressive regulation to further safety and reliability efforts for our distribution system. In the past, we had a cost recovery program in Oregon that encompassed the Company’s programs for bare steel replacement, transmission pipeline integrity management, and distribution pipeline integrity management. Currently, we are working with the OPUC and other Oregon natural gas utilities to evaluate guidelines for potential future safety cost-recovery tracking programs. See Part II, Item 7, "Results of Operations-Regulatory Matters-System Integrity Program".

Natural gas distribution businesses are likely to be subject to even greater federal and state regulation in the future due to pipeline incidents involving other companies. Additional regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) are currently under development with final regulations expected in 2016 and effective dates beginning in 2017. We will continue to work diligently with industry associations as well as federal and state regulators to ensure the safety of our system and compliance with new laws and regulations. We expect the costs associated with compliance of federal, state, and local rules would be recoverable in rates.

GAS STORAGE

Our gas storage segment includes the following:

•	the non-utility portion of the Mist gas storage facility near Mist, Oregon;

•	our Gill Ranch gas storage facility near Fresno, California; and

•	asset management services provided by an independent energy marketing company.

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

Gas Storage Facilities
The following table provides information concerning the Company’s non-utility gas storage facilities:

		Maximum
	Designed Storage Capacity (Bcf)	Deliverability (Therms in millions/day(3)	Injection (Therms in millions/day)(3)
Mist Storage(1)	5.4	2.1	0.8
Gill Ranch Storage(2)	15.0	4.9	2.4

(1)
Approximately 5.4 Bcf of a total 16 Bcf at Mist is currently available to our gas storage segment. The remaining 10.6 Bcf is used to provide gas storage for our local distribution business and its utility customers. All storage capacity and daily deliverability currently developed for the gas storage segment at Mist is available for recall by the utility. In May 2015, the utility recalled approximately 0.3 million therms per day of deliverability and 0.7 Bcf of capacity for core utility customer use.

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

SERVICES. Mist provides multi-cycle gas storage services to customers in the interstate and intrastate markets from the facility located in Columbia County, Oregon, near the town of Mist. The Mist field was initially converted to storage operations for our utility customers. Since 2001, gas storage capacity at Mist has also been made available to interstate customers by developing new incremental capacity in advance of core utility customer requirements to meet the demands for interstate storage service. These interstate storage services are offered under a limited jurisdiction blanket certificate issued by FERC. In addition, since 2005 we have offered intrastate firm storage services in Oregon under an OPUC-approved rate schedule as an optional service to eligible non-residential utility customers.

CUSTOMERS. For Mist storage services, firm service agreements with customers are entered into with terms typically ranging from 2 to 10 years. Currently, our gas storage revenues from Mist are derived primarily from firm service customers who provide energy related services, including natural gas distribution, electric generation, and energy marketing. Three storage customers currently account for all of our existing contracted non-utility gas storage capacity at Mist, with the largest customer accounting for about half of the total capacity. These three customers have contracts expiring at various dates through 2019.

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

EXPANSION OPPORTUNITIES. The need for new, flexible gas-fired electricity generation has been identified in the

Pacific Northwest region to integrate intermittent wind resources into the power system, thereby increasing the associated need for gas storage. To address this need, we are planning a potential expansion of our Mist storage facility. If completed, this expansion would be supported by a long-term contract with Portland General Electric (PGE) to serve gas-fired electric power generation facilities at Port Westward, Oregon, which is located approximately 15 miles from Mist.

The project would include a new reservoir providing up to 2.5 Bcf of available storage, an additional compressor station with design capacity of 1.2 million therms of gas per day, innovative no-notice service with uninterrupted turn capability, and a 13-mile pipeline to connect to PGE’s gas plants at Port Westward. The current estimated cost of the expansion is approximately $125 million with a targeted in-service date in winter of 2018-19, depending on the permitting process and construction schedule.

In early 2015, we received authorization from PGE to begin permitting and land acquisition work, and a new rate schedule was approved in October 2014 under which we will provide no-notice gas storage service associated with the expansion. This expansion project is subject to PGE's final approval of project costs and a notice to proceed, as well as the receipt of permits, certain land rights, and other conditions.

Gill Ranch Storage Facility
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

California has been impacted by challenging market conditions for gas storage, with contract prices in the region near historic lows and a greater number of competitors in the area compared to the Pacific Northwest region. Prices for the 2015-16 gas year showed improvement, however prices remained low relative to the pricing in our original long-term contracts which ended primarily in the 2013-14 gas storage year. In the future, we may see an improvement in gas storage values and an increase in the demand for natural gas driven by a number of factors, including changes in electric generation triggered by California's renewable portfolio standards, an increase in use of alternative fuels to meet carbon reduction targets, improvement of the California economy, growth of domestic industrial manufacturing, potential exports of liquefied natural gas from the west coast, and other favorable storage market conditions in and around California. These factors, if they occur, may contribute to higher summer/winter natural gas price spreads, gas price volatility, and gas storage values. We are continuing to explore opportunities to increase revenues through enhanced services for storage customers and capitalizing on opportunities that fit our business-risk profile.

SERVICES. Gill Ranch provides intrastate, multi-cycle storage services in California at market-based rates under a CPUC-approved tariff that includes firm storage service, interruptible storage service, and park and loan storage services. Our Gill Ranch facility is not currently authorized to provide interstate gas storage services.

CUSTOMERS. Customer contracts for firm storage capacity at Gill Ranch are as long as 27 years in duration; however, the majority of the contracted capacity is shorter term in nature due to market conditions. In the near-term, we expect Gill Ranch to contract for terms ranging from one to five years. For the 2015-16 gas storage year, Gill Ranch has several storage customers, with the largest single contract accounting for approximately 13% of our storage capacity. In the near term, we continue to expect shorter contract lengths reflecting current market prices and trends.

The California market served by Gill Ranch is larger, and has a greater diversity of prospective customers, than the Pacific Northwest market served by Mist. Therefore, we expect less sensitivity to any single customer or group of customers at Gill Ranch. Current Gill Ranch customers provide energy related services, including natural gas production, marketing, and electric generation.

COMPETITIVE CONDITIONS. The Gill Ranch storage facility competes with a number of other storage providers, including local integrated gas companies and other independent storage operators in the northern California market. The Gill Ranch storage facility currently competes with a number of other storage providers, including local integrated gas companies and other independent storage providers (ISPs) in the northern California market. There are currently four ISPs authorized by the CPUC to provide storage services in California, with the Gill Ranch storage facility comprising approximately 12% of the storage capacity held by ISPs. A recent proposed acquisition, which is pending CPUC approval, will consolidate approximately 80% of the storage capacity authorized by the CPUC to ISPs in California. The effect of this dominant market share on the Gill Ranch storage facility pricing and contracting levels remains unknown and cannot be predicted at this time.

In addition, in October 2015 a significant natural gas leak occurred at a southern California gas storage facility that persisted in 2016. During this time-frame, short-term storage spreads for the region improved. At this time, we do not know the long-term effects of this incident on gas storage prices. Regulatory proceedings at both the national and California state level have been opened in response to the incident, and it is likely additional regulations will result and increase short-term costs for all storage providers. The implications of the regulatory proceeding are unknown and cannot be predicted at this time until the rules are finalized.

SEASONALITY. While the majority of our Gill Ranch revenues are not subject to seasonality, and although we expect much of the storage revenue at Gill Ranch to be in the form of fixed monthly demand charges, cash flows can fluctuate due to timing of asset management and other revenues. In addition, a significant portion of operating costs at Gill Ranch are subject to fluctuations based on periods when storage customers elect to inject or withdraw.

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

OTHER

We have non-utility investments and other business activities which are aggregated and reported as other. Other primarily consists of:

•
an equity method investment in a joint venture to build and operate a gas transmission pipeline in Oregon. TWH is owned 50% by NWN Energy, a wholly-owned subsidiary of NW Natural, and 50% by TransCanada American Investments Ltd., an indirect wholly-owned subsidiary of TransCanada Corporation. See Part II, Item 7, "2016 Outlook";

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

ENVIRONMENTAL ISSUES

Properties and Facilities
We own, or previously owned, properties and facilities that are currently being investigated that may require environmental remediation and are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long timeframe to address certain environmental impacts. Estimates of liabilities for environmental costs are difficult to determine with precision because of the various factors that can affect their ultimate disposition. These factors include, but are not limited to, the following:

•	the complexity of the site;

•	changes in environmental laws and regulations at the federal, state and local levels;

•	the number of regulatory agencies or other parties involved;

•	new technology that renders previous technology obsolete, or experience with existing technology that proves ineffective;

•	the ultimate selection of a particular technology;

•	the level of remediation required;

•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site; and

•	the application of environmental laws that impose joint and several liabilities on all potentially responsible parties.

We seek recovery of environmental costs through received insurance proceeds and customer rates, and we believe recovery of these costs is probable. In Oregon, we have a mechanism to recover expenses, subject to an earnings test and allocation rules. See Part II, Item 7, "Results of Operations—Rate Matters—Rate Mechanisms—Environmental Costs", Note 2, Note 15, and Note 16.

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

EMPLOYEES

At December 31, 2015, the utility workforce consisted of 598 members of the Office and Professional Employees International Union (OPEIU) Local No. 11, AFL-CIO, and 463 non-union employees. Our labor agreement with members of OPEIU covers wages, benefits and working conditions. On May 22, 2014, our union employees ratified a new labor agreement (Joint Accord) that extends to November 30, 2019, and thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement.

At December 31, 2015, our subsidiaries had a combined workforce of 15 non-union employees. Our subsidiaries receive certain services from centralized operations at the utility, and the utility is reimbursed for those services pursuant to a Shared Services Agreement.

ADDITIONS TO INFRASTRUCTURE

We make capital expenditures in order to maintain and enhance the safety and integrity of our pipelines, gate stations, storage facilities and related assets, to expand the reach or capacity of those assets, or improve the efficiency of our operations. We expect to make a significant level of capital expenditures for additions to utility and gas storage infrastructure over the next five years, reflecting continued investments in customer growth, technology, and distribution system improvements. For the five-year period ending in 2020, capital expenditures for the utility are estimated to be between $850 and $950 million, including the Company's proposed investment in an expansion of our

Mist gas storage facility and excluding any potential future gas reserves investments. In addition, we are evaluating the impact of the five-year extension of bonus depreciation resulting from the enactment of the Federal Protecting Americans From Tax Hikes Act of 2016 on the mix and profile of our investments. We expect cash tax savings from bonus depreciation and are evaluating how to best take advantage of these savings during the period in which they are in effect. Our current capital expenditure range does not consider any additional capital that may be available as a result of this legislation.

In 2016, utility capital expenditures are estimated to be between $155 and $175 million, and non-utility capital investments are estimated to be less than $5 million. Additional spend for gas storage and other investments during and after 2016 will depend largely on future decisions about potential expansion opportunities in gas storage projects.

EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning our executive officers, see Part III, Item 10.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (SEC). Reports, proxy statements and other information filed by us can be read and requested through the SEC by mail at U.S. Securities and Exchange Commission, Office of FOIA/PA Operations, 100 F Street, N.E., Washington, D.C. 20549, by facsimile at (202) 772-9337, or online at its website (http://www.sec.gov). You can obtain information about access to the Public Reference Room and how to access or request records by calling the SEC at 1-800-SEC-0330. The SEC website contains reports, proxy and information statements and other information we file electronically. In addition, we make available on our website (http://www.nwnatural.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and proxy materials filed under Section 14 of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

ITEM 1A. RISK FACTORS

Our business and financial results are subject to a number of risks and uncertainties, many of which are not within our control. When considering any investment in our securities, investors should carefully consider the following information, as well as information contained in the caption "Forward-Looking Statements", Item 7A, and other documents we file with the SEC. This list is not exhaustive and the order of presentation does not reflect management’s determination of priority or likelihood. Additionally, our listing of risk factors that primarily affects one of our business segments does not mean that such risk factor is inapplicable to our other business segments.

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

The OPUC and WUTC have general regulatory authority over our utility business in Oregon and Washington, respectively, including the rates charged to customers, authorized rates of return on rate base, including ROE, the amounts and types of securities we may issue, services we provide and the manner in which we provide them, the nature of investments we make, actions investors may take with respect to our company, and deferral and recovery of various expenses, including, but not limited to, pipeline replacement, environmental remediation costs, commodity hedging expense, transactions with affiliated interests, weather adjustment mechanisms and other matters. Similarly, in our gas storage businesses FERC has regulatory authority over interstate storage services, the CPUC has regulatory authority over our Gill Ranch storage operations, and the WUTC and OPUC have regulatory authority over our Mist storage operations.

The prices the OPUC and WUTC allow us to charge for retail service, and the maximum FERC-approved rates FERC authorizes us to charge for interstate storage and related transportation services, are the most significant factors affecting our financial position, results of operations and liquidity. The OPUC and WUTC have the authority to disallow recovery of costs they find imprudently incurred or otherwise disallow. For example, in February 2015 the OPUC issued an Order to the Company regarding implementation of our SRRM that disallowed from rate recovery approximately $15 million of approximately $95 million of our total environmental expenditures made from 2003 to 2012, due to the OPUC's application of a recently formulated earnings test. The OPUC issued a subsequent Order in January 2016 that, among other things, disallowed interest on the $15 million disallowance after 2012 and found only 96.68% of prudently incurred environmental remediation costs to be allowable to Oregon. Additionally, the rates allowed by the FERC may be insufficient for recovery of costs incurred. We expect to continue to make expenditures to expand, improve and operate our utility distribution and gas storage systems. Regulators can find such expansions or improvements of expenditures were not prudently incurred, and deny recovery. Additionally, while the OPUC and WUTC have established an authorized rate of return for our utility through the ratemaking process, the regulatory process does not provide assurance that we will be able to achieve the earnings level authorized.

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

As a regulated utility, we frequently have dockets open with our regulators. The regulatory proceedings for these dockets typically involve multiple parties, including governmental agencies, consumer advocacy groups, and other third parties. Each party has differing concerns, but all generally have the common objective of limiting amounts included in rates. We cannot predict the timing or outcome of these deferred proceedings or the effects of those outcomes on our results of operations and financial condition.

ENVIRONMENTAL LIABILITY RISK. Certain of our properties and facilities may pose environmental risks requiring remediation, the costs of which are difficult to estimate and which could adversely affect our financial condition, results of operations, and cash flows.

We own, or previously owned, properties that require environmental remediation or other action. We accrue all material loss contingencies relating to these properties. A regulatory asset at the utility has already been recorded for estimated costs pursuant to a deferral Order from the OPUC and WUTC. In addition to maintaining regulatory deferrals, we settled with most of our historical liability insurers for only a portion of the costs we have incurred to date and expect to incur in the future. To the extent amounts we recovered from insurance are inadequate or we are unable to recover these deferred costs in utility customer rates, we would be required to reduce our regulatory assets which would result in a charge to current year earnings. In addition, in our most recent Oregon general rate case, the OPUC approved the SRRM, which limits recovery of our deferred amounts to those amounts which satisfy an annual prudence review and a recently adopted earnings test that requires the Company to contribute additional amounts toward environmental remediation costs above approximately $10 million in years in which the Company earns above its authorized Return on Equity (ROE). To the extent the Company earns more than its authorized ROE in a year, the Company would be required to cover environmental expenses greater than the $10 million with those earnings that exceed its authorized ROE. In addition, the OPUC ordered a review of the SRRM in 2018 or when we obtain greater certainty of environmental costs, whichever occurs first. These ongoing prudence reviews, the earnings test, or the three-year review could reduce the amounts we are allowed to recover, and could adversely affect our financial condition, results of operations and cash flows.

Moreover, we may have disputes with regulators and other parties as to the severity of particular environmental matters and what remediation efforts are appropriate. We cannot predict with certainty the amount or timing of future expenditures related to environmental investigation, remediation or other action, the portions of these costs allocable to us, or disputes or litigation arising in relation thereto. Our liability estimates are based on current remediation technology, industry experience gained at similar sites, an assessment of the probable level of involvement, and the financial condition of other potentially responsible parties. However, it is difficult to estimate such costs due to uncertainties surrounding the course of environmental remediation, the preliminary nature of certain of our site investigations, and the application of environmental laws that impose joint and several liabilities on all potentially responsible parties. These uncertainties and disputes arising therefrom could lead to further adversarial administrative proceedings or litigation, with associated costs and uncertain outcomes, all of which could adversely affect our financial condition, results of operations and cash flows.

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

We use joint ventures and other business arrangements to manage and diversify the risks of certain utility and non-utility development projects, including our Trail West pipeline, Gill Ranch storage and our gas reserves agreements. We may acquire or develop part-ownership interests in other similar projects in the future. Under these arrangements, we may not be able to fully direct the management and policies of the business relationships, and other participants in those relationships may take action contrary to our interests including making operational decisions that could affect our costs and liabilities. In addition, other participants may withdraw from the project, divest important assets, become financially distressed or bankrupt, or have economic or other business interests or goals that are inconsistent with ours.

For example, our gas reserves arrangements, which operate as a hedge backed by physical gas supplies, involve a number of risks. These risks include gas production that is significantly less than the expected volumes, or no gas volumes; operating costs that are higher than expected; changes in our consolidated tax position or tax laws that could affect our ability to take, or timing of, certain tax benefits that impact the financial outcome of this transaction; inherent risks of gas production, including disruption to operations or complete shut-in of the field; and a participant in one of these business arrangements acting contrary to our interests. In addition, while the cost of the original gas reserves venture is currently included in customer rates, the occurrence of one or more of these risks, could affect our ability to recover this hedge in rates. Further, any new gas reserves arrangements have not been approved for inclusion in rates, and our regulators may ultimately determine to not include all or a portion of future transactions in rates. The realization of any of these situations could adversely impact the project as well as our financial condition, results of operations and cash flows.

OPERATING RISK. Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs, some or all of which may not be fully covered by insurance, and which could adversely affect our financial condition, results of operations and cash flows.

Our operations are subject to all of the risks and hazards inherent in the businesses of local gas distribution and storage, including:

•	earthquakes, floods, storms, landslides and other adverse weather conditions and hazards;

•	leaks or other losses of natural gas or other chemicals or compounds as a result of the malfunction of equipment or facilities;

•	damages from third parties, including construction, farm and utility equipment or other surface users;

•	operator errors;

•	negative performance by our storage reservoirs that could cause us to fail to meet expected or forecasted operational levels or contractual commitments to our customers;

•	problems maintaining, or the malfunction of, pipelines, wellbores and related equipment and facilities that form a part of the infrastructure that is critical to the operation of our gas distribution and storage facilities;

•	collapse of underground storage caverns;

•	operating costs that are substantially higher than expected;

•	migration of natural gas through faults in the rock or to some area of the reservoir where existing wells cannot drain the gas effectively resulting in loss of the gas;

•	blowouts (uncontrolled escapes of gas from a pipeline or well) or other accidents, fires and explosions; and

•	risks and hazards inherent in the drilling operations associated with the development of the gas storage facilities and/or wells.

These risks could result in personal injury or loss of human life, damage to and destruction of property and equipment, pollution or other environmental damage, breaches of our contractual commitments, and may result in curtailment or suspension of our operations, which in turn could lead to significant costs and lost revenues. Further, because our pipeline, storage and distribution facilities are in or near populated areas, including residential areas, commercial business centers, and industrial sites, any loss of human life or adverse financial outcomes resulting from such events could be significant. Additionally, we may not be able to obtain the level or types of insurance we desire, and the insurance coverage we do obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not covered by insurance could adversely affect our financial condition, results of operations and cash flows.

BUSINESS CONTINUITY RISK. We may be adversely impacted by local or national disasters, pandemic illness, terrorist activities, including cyber-attacks, and other extreme events to which we may not able to promptly respond.

Local or national disasters, pandemic illness, terrorist activities, including cyber-attacks, and other extreme events are a threat to our assets and operations. Companies in our industry may face a heightened risk due to exposure to acts of terrorism, including physical and security breaches of our information technology infrastructure in the form of cyber-attacks. These attacks could target or impact our technology or mechanical systems that operate our natural gas distribution, transmission or storage facilities and result in a disruption in our operations, damage to our system and inability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Threatened or actual national disasters or terrorist activities may also disrupt capital markets and our ability to raise capital, or impact our suppliers or our customers directly. Local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. A slow or inadequate response to events may have an adverse impact on operations and earnings. We may not be able to obtain sufficient insurance to cover all risks associated with local and national disasters, pandemic illness, terrorist activities and other events. Additionally, large scale natural disasters or terrorist attacks could destabilize the insurance industry making insurance we do have unavailable, which could increase the risk that an event could adversely affect our operations or financial results.

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

Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our largely older workforce retires. We expect that a significant portion of our workforce will retire within the current decade, which will require that we attract, train and retain skilled workers to prevent loss of institutional knowledge or skills gap. Without an appropriately skilled workforce, our ability to provide quality service and meet our regulatory requirements will be challenged and this could negatively impact our earnings. Additionally, within our utility segment a majority of our workers are represented by the OPEIU Local No.11 AFL-CIO (the Union), and are covered by a collective bargaining agreement that extends to November 30, 2019. Disputes with the Union over terms and conditions of the agreement could result in instability in our labor relationship and work stoppages that could impact the timely delivery of gas and other services from our utility and Mist gas storage facility, which could strain relationships with customers and state regulators and cause a loss of revenues. Our collective bargaining agreement may also limit our flexibility in dealing with our workforce, and our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect our financial condition and results of operations.

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

Additionally, changes in federal, state or local tax laws and their related regulations, or differing interpretations or enforcement of applicable law by a federal, state or local taxing authority, could result in substantial cost to us and negatively affect our results of operations. Tax law and its related regulations and case law are inherently complex and dynamic. Disputes over interpretations of tax laws may be settled with the taxing authority in examination, upon appeal or through litigation. Our judgments may include reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by taxing authorities. Changes in laws, regulations or adverse judgments may negatively affect our financial condition and results of operations.

SAFETY REGULATION RISK. We may experience increased federal, state and local regulation of the safety of our systems and operations, which could adversely affect our operating costs and financial results.

The safety and protection of the public, our customers and our employees is and will remain our top priority. We are committed to consistently monitoring and maintaining our distribution system and storage operations to ensure that natural gas is acquired, stored and delivered safely, reliably and efficiently. Given recent high-profile natural gas explosions, leaks and accidents in other parts of the country involving both distribution systems and storage facilities, we anticipate that the natural gas industry may be the subject of even greater federal, state and local regulatory oversight. We intend to work diligently with industry associations and federal and state regulators to ensure compliance with the new laws. We expect there to be increased costs associated with compliance, and those costs could be significant. If these costs are not recoverable in our customer rates, they could have a negative impact on our operating costs and financial results.

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

We also have credit-related exposure to derivative counterparties. In general, we require our counterparties to have an investment-grade credit rating at the time the derivative instrument is entered into, and we specify limits on the contract amount and duration based on each counterparty’s credit rating. Nevertheless, counterparties owing us money or physical natural gas commodities could breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements to meet our normal business requirements. In that event, our financial results could be adversely affected. Additionally, under most of our hedging arrangements, any downgrade of our senior unsecured long-term debt credit rating could allow our counterparties to require us to post cash, a letter of credit or other form of collateral, which would expose us to additional costs and may trigger significant increases in borrowing from our credit facilities if the credit rating downgrade is below investment grade. Further, based on current interpretations, we are not considered a "swap dealer" or "major swap participant" in 2015, so we are exempt from certain requirements under the Dodd-Frank Act. If we are unable to claim this exemption, we could be subject to higher costs for our derivatives activities.

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

Our utility margins and earnings growth have largely depended upon the sustained growth of our residential and commercial customer base due, in part, to the new construction housing market, conversions of customers to natural gas from other fuel sources and growing commercial use of natural gas. The recent recession slowed new construction. While construction has resumed, it has not returned to its original pace and has been heavily multi-family, which is a segment that has historically used natural gas less frequently. Insufficient growth in these markets, for economic, political or other reasons could result in an adverse long-term impact on our utility margin, earnings and cash flows.

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

Technological improvements in other energy sources such as heat pumps, batteries or other alternative technologies could erode our competitive advantage. If natural gas prices rise relative to other energy sources, or if the cost, environmental impact or public perception of such other energy sources improves relative to natural gas, it may negatively affect our ability to attract new customers or retain our existing residential, commercial and industrial customers, which could have a negative impact on our customer growth rate and results of operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS RISK. If storage pricing does not improve, or higher value customers are not obtained, our Gill Ranch storage asset may be impaired, which could have a material effect on our financial condition, or results of operations.

We review the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The determination of recoverability is based on the undiscounted net cash flows expected to result from the operations of such assets. Projected cash flows depend on the future operating costs associated with the asset, storage pricing, the ability to contract with higher value customers, and the future market and price for gas storage over the remaining life of the asset. Sustained low gas storage prices, the failure to contract with higher value customers, or operating costs that are above revenues from the facility could result in an impairment of the carrying value of our Gill Ranch storage facility. Similarly, if we were to determine to sell the Gill Ranch storage facility, such determination may result in an impairment of the carrying value of the facility. Any impairment charge taken by the Company with respect to its long-lived assets, including Gill Ranch, could be material to the quarter that the charge is taken and could otherwise have a material effect on the Company’s financial condition, and results of operations.

THIRD-PARTY PIPELINE RISK. Our gas storage businesses depend on third-party pipelines that connect our storage facilities to interstate pipelines, the failure or unavailability of which could adversely affect our financial condition, results of operations and cash flows.

Our gas storage facilities are reliant on the continued operation of a third-party pipeline and other facilities that provide delivery options to and from our storage facilities. Because we do not own all of these pipelines, their operations are not within our control. If the third-party pipeline to which we are connected were to become unavailable for current or future withdrawals or injections of natural gas due to repairs, damage to the infrastructure, lack of capacity or other reasons, our ability to operate efficiently and satisfy our customers’ needs could be compromised, thereby potentially having an adverse impact on our financial condition, results of operations and cash flows.

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

In order to reduce risks associated with gas leakage in older parts of our system, we undertook accelerated pipe replacement programs under which we removed and replaced 100% of our cast iron mains by the end of 2000, and under which we eliminated all remaining known bare steel mains and services by the end of 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and trades on the New York Stock Exchange under the symbol NWN. The high and low trades for our common stock during the past two years were as follows:

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$52.25	$43.35	$44.09	$40.05
June 30	49.77	41.32	47.32	43.06
September 30	46.74	42.00	47.50	41.81
December 31	51.85	45.03	52.57	42.29

The closing price for our common stock on December 31, 2015 and 2014 was $50.61 and $49.90, respectively.

As of February 19, 2016, there were 5,697 holders of record of our common stock.

We have paid quarterly dividends on our common stock in each year since the stock first was issued to the public in 1951. Annual common dividend payments per share, adjusted for stock splits, have increased each year since 1956. Dividends per share paid during the past two years were as follows:

Payment Date	2015	2014
February 15	$0.4650	$0.460
May 15	0.4650	0.460
August 15	0.4650	0.460
November 15	0.4675	0.465
Total per share	$1.8625	$1.845

The declaration and amount of future dividends depend upon our earnings, cash flows, financial condition, and other factors. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. Subject to Board approval, we expect to continue paying cash dividends on our common stock on a quarterly basis.

The following table provides information about purchases of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
10/01/15-10/31/15	3,279	$47.12	—	—
11/01/15-11/30/15	26,594	46.37	—	—
12/01/15-12/31/15	1,204	48.27	—	—
Total	31,077	46.52	2,124,528	$16,732,648

(1)
During the quarter ended December 31, 2015, 26,529 shares of our common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. In addition, 4,548 shares of our common stock were purchased on the open market to meet the requirements of our share-based programs. During the quarter ended December 31, 2015, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated Stock Option Plan.

(2)
We have a common stock share repurchase program under which we purchase shares on the open market or through privately negotiated transactions. We currently have Board authorization through May 31, 2016 to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million. During the quarter ended December 31, 2015, no shares of our common stock were repurchased pursuant to this program. Since the program’s inception in 2000, we have repurchased approximately 2.1 million shares of common stock at a total cost of approximately $83.3 million.

ITEM 6. SELECTED FINANCIAL DATA

	For the year ended December 31,
In thousands, except share data	2015	2014	2013	2012	2011
Operating revenues	$723,791	$754,037	$758,518	$730,607	$828,055
Net income	53,703	58,692	60,538	58,779	63,044

Earnings per share of common stock:
Basic	$1.96	$2.16	$2.24	$2.19	$2.36
Diluted	1.96	2.16	2.24	2.18	2.36
Dividends paid per share of common stock	1.86	1.85	1.83	1.79	1.75

Total assets, end of period	$3,076,692	$3,064,945	$2,970,911	$2,813,120	$2,742,718
Total equity	780,972	767,321	751,872	729,627	712,158
Long-term debt	576,700	621,700	681,700	691,700	641,700

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural or the Company) financial condition, including the principal factors that affect results of operations. The discussion refers to our consolidated results for the years ended December 31, 2015, 2014, and 2013. References in this discussion to "Notes" are to the Notes to Consolidated Financial Statements in Item 8 of this report.

The consolidated financial statements include NW Natural and its direct and indirect wholly-owned subsidiaries including:

•	NW Natural Energy, LLC (NWN Energy);

•	NW Natural Gas Storage, LLC (NWN Gas Storage);

•	Gill Ranch Storage, LLC (Gill Ranch);

•	NNG Financial Corporation (NNG Financial);

•	Northwest Energy Corporation (Energy Corp); and

•	NW Natural Gas Reserves, LLC (NWN Gas Reserves).

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

In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share or exclude the after-tax regulatory disallowance related to the OPUC's 2015 environmental order, which are non-GAAP financial measures. We present net income and earnings per share (EPS) excluding the regulatory disallowance along with the U.S. GAAP measures to illustrate the magnitude of this disallowance on ongoing business and operational results. Although the excluded amounts are properly included in the determination of net income and earnings per share under U.S. GAAP, we believe the amount and nature of such disallowance make period to period comparisons of operations difficult or potentially confusing. Financial measures are expressed in cents per share as these amounts reflect factors that directly impact earnings, including income taxes. All references in this section to EPS are on the basis of diluted shares (see Note 3). We use such non-GAAP financial measures to analyze our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations.

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2016 Outlook" below for more information. Highlights for the year include:

•	steady annual customer growth rate at the core utility of 1.4% at December 31, 2015;

•	increased new meter sets installed to approximately 11,000, which is nearly 4% higher than the prior year;

•	invested $118.3 million in our distribution system and facilities including $19.9 million on SIP, allowing us to complete our bare steel replacement;

•	continued to make progress on our North Mist gas storage expansion project;

•	decreased residential customer rates approximately 7% in Oregon and 14% in Washington with the 2015-16 PGA effective November 1, 2015;

•	ranked first in residential customer satisfaction for large gas utilities in the West in the 2015 J.D. Power and Associates Study, making 2015 the 14th consecutive year of top three rankings; and

•	increased our dividend, marking the 60th consecutive year of increases.

Key financial highlights include:

	2015		2014		2013
In millions, except per share data	Amount	Per Share	Amount	Per Share	Amount	Per Share
Consolidated net income	$53.7	$1.96	$58.7	$2.16	$60.5	$2.24
Adjustments:
Regulatory environmental disallowance, net of taxes $5.9(1)	9.1	0.33	—	—	—	—
Adjusted consolidated net income(1)	$62.8	$2.29	$58.7	$2.16	$60.5	$2.24
Utility margin	$371.4		$366.1		$353.9
Gas storage operating revenues	21.4		22.2		31.1
ROE	6.9%		7.7%		8.2%
Adjusted ROE(1)	8.1%		7.7%		8.2%
(1) Regulatory environmental disallowance of $15 million is recorded in utility operations and maintenance expense. Adjusted EPS, net income, and ROE are non-GAAP financial measures based on the after-tax disallowance. EPS is calculated using the combined federal and state statutory tax rate of 39.5% and 27.4 million diluted shares for the year ended December 31, 2015.

2015 COMPARED TO 2014. Overall, consolidated net income decreased $5.0 million. The decrease was primarily due to the $9.1 million after-tax charge related to the regulatory disallowance associated with a February 2015 OPUC Order in our SRRM docket. Under the Order, we were required to forego collection of $15 million, pre-tax, out of the approximate $95 million of environmental expenditures and associated carrying costs deferred through 2012. This charge is reflected in operations and maintenance expense. Excluding the charge, net income increased $4.1 million primarily due to the following factors:

•	a $5.3 million increase in utility margin primarily due to customer growth and gas cost sharing, offset by the effects of warmer weather;

•	a $0.9 million decrease in gas storage operating revenues as storage was negatively impacted by a decrease in storage prices between the 2013-14 and 2014-15 gas years;

•	a $5.8 million increase in other income, net related to the recognition of equity earnings on deferred regulatory asset balances as a result of the OPUC SRRM Order;

•	a $5.5 million increase in operations and maintenance expense mainly due to higher compensation and benefits expense; and

•	a $1.7 million increase in depreciation and amortization expenses due to additional utility capital expenditures.

During 2015, management implemented temporary cost saving initiatives to mitigate the effects of warm weather and the $15 million regulatory disallowance. These initiatives resulted in approximately $5 million of operations and maintenance expense savings that are not expected to be repeated in the future.

2014 COMPARED TO 2013. Overall, consolidated net income decreased $1.8 million. Our net income is most significantly impacted by our utility business which had favorable results during the year, but increases at the utility were more than offset by declines from our gas storage segment. The primary factors were:

•	a $12.2 million increase in utility margin primarily due to customer growth and the rate-base return on our gas reserves and other investments;

•	a $8.9 million decrease in gas storage operating revenues as storage was negatively impacted by re-contracting certain expiring firm storage capacity at lower prices;

•	a $3.3 million increase in depreciation and amortization expenses due to additional utility capital expenditures; and

•	a $2.7 million decrease in other income, net due to lower interest income on net deferred regulatory balances.

2016 OUTLOOK

Our near-term outlook and long-term strategic goals for the business are aligned with delivering gas safely and reliably to our customers, investing for profitable growth in our core gas distribution and gas storage businesses, and creating new ideas to drive growth opportunities. Our 2016 strategy leverages our resources and our history of innovative solutions to continue meeting the needs of customers, regulators, and shareholders. We consider the following goals critical in achieving these long-term goals:

Deliver Gas	Grow Our Businesses
Ensure Safety and Reliability	Grow Utility Customers
Advance Regulatory Policies and Initiatives	Pursue Strategic Utility Investments
Promote Sustainable Energy Policies	Develop Non-utility Growth Initiatives

SAFETY AND RELIABILITY. Delivering natural gas safely and reliably to customers and providing employees with a safe work environment are our top priorities. During 2016, we will continue to ensure our pipeline system and facilities are well maintained, new facility improvements are planned and well executed, and business continuity requirements are met. Projects planned for 2016 include infrastructure investments in high-growth areas such as Clark County, Washington, refurbishing our LNG facilities, and continuing to prepare for large-scale emergency events such as an earthquake. In addition, we will remain proactive regarding investments in computer systems and cybersecurity infrastructure.

REGULATION. Constructive regulation supports customers receiving quality service at a reasonable cost and the Company receiving timely cost recovery and earning a reasonable return on shareholder investments. In 2016, we will be evaluating our future rate case needs in Oregon and Washington, progressing open dockets from 2015, and we will also update our Integrated Resource Plan focusing on investments needed to support the growth in our region.
Finally, we will work with regulators to further our shared commitment to the environment with continued efforts around the carbon solutions programs and providing gas to rural communities.

ENERGY POLICIES. The Pacific Northwest is committed to energy conservation, environmental sustainability, and reducing carbon emissions. Natural gas is an important clean energy resource for our region and the country. In 2016, we will continue to play an active role in shaping energy policies and programs, which reflect the interests of our customers, including progressing CNG transportation initiatives and working on legislation that supports making natural gas available to rural communities. In addition, we are working hard with other potentially responsible parties to make progress with the EPA on a solution to ensure the Portland Harbor Superfund Site cleanup is done in a smart, cost effective, and responsible way.

UTILITY CUSTOMERS. We intend to capitalize on natural gas as a preferred energy choice in our service territory by creating a comprehensive marketing program for rental projects that further our penetration in the residential multi-family housing sector. In addition, we remain focused on supporting single-family and commercial markets to grow our customer base. Additional growth may also come with increased industrial load from new projects in the region and proposed legislation that favors lower carbon emissions and lower cost energy alternatives, such as natural gas.

KEY UTILITY INVESTMENTS. Investing in new infrastructure, operating efficiencies, and marketing opportunities position our core business for growth now and well into the future.

A growth investment for our storage business is the planned expansion at Mist to support a gas-fired plant built by Portland General Electric (PGE) at their nearby Port Westward facility. In early 2016, will be working closely with the Oregon Energy Siting Facilities Council to finalize the cost estimates and receive a notice to proceed. We expect construction to begin in 2016 with an in-service date in the winter of 2018-19.

NON-UTILITY INITIATIVES. We remain focused on creating value in our non-utility gas storage business, working to identify and contract with higher value customers and position ourselves for longer-term improvement in the California storage markets. We believe the state’s renewable energy policies could strategically shift the value of gas storage in California in the future.

DIVIDENDS

Dividend highlights include:

Per common share	2015	2014	2013
Dividends paid	$1.86	$1.85	$1.83

The Board of Directors declared a quarterly dividend on our common stock of $0.4675 cents per share, payable on February 12, 2016, to shareholders of record on January 29, 2016, reflecting an indicated annual dividend rate of $1.87 per share.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
UTILITY. Our utility business is subject to regulation by the OPUC, WUTC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and WUTC also regulate the system of accounts and issuance of securities by our utility. In 2015, approximately 89% of our utility gas volumes and revenues were derived from Oregon customers, with the remaining 11% from Washington customers. Earnings and cash flows from utility operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and our ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of our utility-related costs, including operating expenses and investment costs in utility plant and other regulatory assets. See "Most Recent General Rate Cases" below.

GAS STORAGE. Our gas storage business is subject to regulation by the OPUC, WUTC, CPUC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and CPUC also regulate the issuance of securities and system of accounts. The OPUC and CPUC regulate intrastate storage services, and the FERC regulates interstate storage services. The OPUC and FERC use a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in the last regulatory filing. The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. In 2015, approximately 72% of our storage revenues were derived from FERC, Oregon, and Washington regulated operations and approximately 28% from California operations.

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

Regulatory Proceeding Updates
During 2015, we were involved in the regulatory activity discussed below.

ENVIRONMENTAL COST DEFERRAL AND SITE REMEDIATION AND RECOVERY MECHANISM (SRRM). In February 2015, the OPUC issued an Order regarding the SRRM for recovering prudently incurred environmental site remediation costs through customer billings, subject to an earnings test. The OPUC Order found the following: (1) prudence of all but $33 thousand of costs incurred through March 31, 2014; (2) prudence of approximately $150 million of insurance settlement proceeds, with one-third of the proceeds applied to costs prior to December 31, 2012 and two-thirds to offset future environmental expenses over the next 20 years; (3) the disallowance of $15 million out of approximately $95 million of environmental remediation expenses we had deferred from 2003 to 2012 based on the OPUC’s determination of how an earnings test should have applied during that period; which resulted in a non-cash $15 million before tax expense recognized in the first quarter 2015; (4) how the SRRM recovery mechanism would allow recovery of past and future environmental costs; and (5) an OPUC review of the SRRM following its third year of operation. This Order also required us to submit a compliance filing demonstrating how we would implement the Commission’s determinations.

We submitted the required compliance filing demonstrating the proposed implementation of the Order and SRRM. In September 2015, the OPUC ordered we would not be required to establish a secure account for the insurance proceeds, rather we would defer proceeds to a regulatory liability account until utilized, and we would accrue interest to rate payers' benefit at a rate equal to the five-year treasury rate plus 100 basis points. See "Rate Mechanisms—Environmental Cost Deferral and SRRM", Note 15 and Note 16.

On January 27, 2016, the OPUC issued an Order addressing the remaining outstanding issues in the compliance filing. See Note 16 regarding this subsequent event.

GAS RESERVES. We filed with the OPUC in February 2015 seeking cost recovery on additional investments in gas reserves. In September 2015, the OPUC adopted an all-party settlement. See "Rate Mechanisms—Gas Reserves" below and Note 11.

PREPAID PENSION ASSET. In August 2015, the OPUC issued the final Order related to this docket, which confirmed the use of accounting expense for recovery of pension costs, but denied the utilities' request to recover the financing costs associated with funding our pension plans in advance of expense recognition. Although we will not recover the financing costs associated with funding our plans, we will continue collecting pension expense based on the amounts set in our 2003 Oregon general rate case and will continue deferring the difference between actual pension expense and collected expense in our pension balancing account. See "Rate Mechanisms—Pension Cost Deferral and Pension Balancing Account" below.

SYSTEM INTEGRITY PROGRAM (SIP). We filed a request to extend the SIP program in the fourth quarter of 2014. The OPUC considered our renewal request at a public meeting in March 2015 and suspended our filing and ordered additional process, including involvement of other gas utilities in the state, before making a final decision. See "Rate Mechanisms—System Integrity Program" below.

HEDGING. In our most recent Integrated Resource Plan, we proposed to the OPUC that we engage in continued long-term gas hedging. The OPUC determined it wanted to consider long-term hedging along with a general review of overall hedging practices among all gas utilities in the state. The OPUC therefore opened a new docket to discuss broader gas hedging practices across gas utilities in Oregon. Our request for the OPUC to consider long-term hedging practices will be considered as part of this docket. The OPUC established that this docket will follow two phases. The first phase will be focused on an analytical review of hedging and hedging practices, followed by a second phase regarding potential hedging guidelines. After these phases, a status report will be submitted to the OPUC, and the remainder of the process will be determined at that time.

INTERSTATE STORAGE SHARING. We received an Order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-utility Mist storage services and third-party asset management services to utility customers. The Order requires a third-party cost study to be performed and the results of the cost study may initiate a new docket or the re-opening of the original docket.

CARBON SOLUTIONS PROGRAM. Oregon Senate Bill 844 (SB 844) required the OPUC to develop rules and programs to reduce carbon emissions in Oregon. In June 2015, we submitted our first project related to Combined Heat and Power (CHP) for OPUC approval. The submitted CHP program would pay owners of new commercial- and industrial-scale CHP systems for verified carbon emission reductions. A final decision regarding CHP is expected in the first half of 2016.

WEATHER NORMALIZATION MECHANISM (WARM). In Oregon, WARM is applied to residential and commercial customers' bills to adjust for temperature variances from average weather. In 2015, the OPUC initiated a review of the WARM mechanism as a result of customer complaints received this year related to surcharges applied under the

WARM mechanism due to the record warm weather in our service territory during the 2014-15 winter. The OPUC review is focused on ensuring the calculations were done correctly, and to assess whether any modifications to the mechanism are necessary. Based on the scope of this proceeding established by the Commission, we do not expect this proceeding to significantly reduce the value WARM provides to us or our customers in mitigating the impact from variations in weather. Since its inception, WARM has resulted in a net benefit to customers, providing customer bill savings of approximately $9.9 million as of the end of the most recent heating season.

Rate Mechanisms
PURCHASED GAS ADJUSTMENT. Rate changes are established for the utility each year under PGA mechanisms in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases. This includes gas prices under spot purchases as well as contract supplies, gas prices hedged with financial derivatives, gas prices from the withdrawal of storage inventories, the production of gas reserves, interstate pipeline demand costs, temporary rate adjustments, which amortize balances of deferred regulatory accounts, and the removal of temporary rate adjustments effective for the previous year.

Each year, we typically hedge gas prices on approximately 75% of our utility's annual sales requirement based on normal weather, including both physical and financial hedges. We entered the 2015-16 gas year (November 1, 2015 - October 31, 2016) hedged at 75% of our forecasted sales volumes, including 44% in financial swap and option contracts and 31% in physical gas supplies. For further discussion see "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above.

In addition to the amount hedged for the current gas contract year, we are also hedged in future years at approximately 16% for the 2016-17 gas year and between 5% and 14% for annual requirements over the following five gas years as of December 31, 2015. Our hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, our storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, and/or storage recall by the utility.

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

We filed our PGA in September 2015 and received OPUC and WUTC approval in October 2015. PGA rate changes were effective November 1, 2015. The rate changes decreased the average monthly bills of residential customers by approximately 7% and 14% in Oregon and Washington, respectively. The decrease in Oregon reflected customers' portion of adjustments for changes in wholesale natural gas costs, offset by adjustments related to the decoupling mechanism, environmental costs, and additional annual adjustments based on ongoing orders with the OPUC. Washington rates reflected the full effect of changes in wholesale natural gas costs and some additional annual adjustments based on ongoing orders with the WUTC.

EARNINGS TEST REVIEW. We are subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if we select the 80% deferral gas cost option, then we retain all of our earnings up to 150 basis points above the currently authorized ROE. If we select the 90% deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. We selected the 90% deferral option for the 2013-14 and 2014-15 PGA years, and we selected the 80% deferral option for the 2015-16 PGA year. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2013, 2014, and 2015, the ROE threshold was 10.58%, 10.66%, and 10.60%, respectively. There were no refunds required for 2013 and 2014. We do not expect a refund for 2015 based on our results and anticipate filing the 2015 test in May 2016.

GAS RESERVES. In 2011 the OPUC approved the Encana gas reserves transaction to provide long-term gas price protection for our utility customers and determined our costs under the agreement would be recovered, on an ongoing basis through our annual PGA mechanism. Gas produced from our interests is sold at then prevailing market prices, and revenues from such sales, net of associated operating and production costs and amortization, are credited to our cost of gas. The cost of gas, including a carrying cost for the rate base investment, is included in our annual Oregon PGA filing, which allows us to recover these costs through customer rates. Our net investment under the original agreement earns a rate of return and provides long-term price protection for our utility customers.

In March 2014, we amended the original gas reserves agreement in response to Encana's sale of its interest in the Jonah field located in Wyoming to Jonah Energy. Under the amendment, we ended the drilling program with Encana, but increased our working interests in our assigned sections of the Jonah field and we retained the right to invest in new wells with Jonah Energy.

In 2014, we elected to participate in some of the additional wells drilled in the Jonah field under our amended gas reserves agreement with Jonah Energy and may have the opportunity to participate in more wells in the future. We filed an application requesting regulatory deferral in Oregon for these additional investments, which was granted in April 2015. In September 2015, the OPUC adopted an all-party settlement, under which volumes produced under the amended agreement are included in our Oregon PGA beginning November 1, 2015 at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment.

DECOUPLING. In Oregon, we have a decoupling mechanism. Decoupling is intended to break the link between utility earnings and the quantity of gas consumed by customers, removing any financial incentive by the utility to discourage customers’ efforts to conserve energy.
The Oregon decoupling mechanism was reauthorized and the baseline expected usage per customer was set in the 2012 Oregon general rate case. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing. In Washington, customer use is not covered by such a tariff. See "Business Segments—Local Gas Distribution Utility Operations" below.

WEATHER NORMALIZATION TARIFF. In Oregon, we have an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. This weather normalization mechanism was reauthorized in the 2012 Oregon general rate case without an expiration date. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2015, 9% of total customers had opted out. We do not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Local Gas Distribution Utility Operations" below.

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

SYSTEM INTEGRITY PROGRAM (SIP). In the past, we have had the approval of the OPUC for specific accounting treatment and cost recovery for our SIP, which is an integrated safety program that consolidates the bare steel replacement program, the transmission pipeline integrity management program, and the distribution integrity management program related to pipeline safety rules adopted by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA). We recorded these costs as capital expenditures, accumulated the costs over each 12-month period, and recovered the revenue requirement associated with these costs, subject to audit, through rate changes effective with the Oregon annual PGA. Our SIP costs were tracked into rates annually, with the first $4 million of capital costs subject to regulatory lag and annual rate-base recovery capped at $12 million. Costs above the cap could also be approved with written consent of the OPUC staff and other interested parties and approval of the OPUC.

During 2013, the OPUC approved a temporary two-year extension, beginning in November 2012, of our capital expenditure tracking mechanism to recover capital costs related to SIP and authorized a total increase of $13.7 million above the cap during the extension period. Regulatory authority for SIP expired October 31, 2014, although the bare steel replacement portion of the mechanism remained in place until the end of 2015. We filed a request to extend the SIP program in the fourth quarter of 2014 and upon consideration of our request in March of 2015, the OPUC ordered an additional process and evaluation with other gas utilities in the state before making a final decision. In the interim, we will recover our remaining bare steel replacement costs through the 2015-16 PGA, and we expect system integrity capital costs not tracked through our SIP mechanism would be included in rate base in our next rate case.

ENVIRONMENTAL COST DEFERRAL AND SRRM. In Oregon, we have a SRRM through which we track and have the ability to recover prudently incurred past deferred and future environmental remediation costs allocable to Oregon, subject to an earnings test.

The SRRM defines three classes of deferred environmental remediation expense:

•
Pre-review - This class of costs represents remediation spend that has not yet been deemed prudent by the OPUC. Carrying costs on these remediation expenses are recorded at our authorized cost of capital. We anticipate the prudence review for annual costs and approval of the earnings test prescribed by the OPUC to occur by the third quarter of the following year.

•
Post-review - This class of costs represents remediation spend that has been deemed prudent and allowed after applying the earnings test, but is not yet included in amortization. We earn a carrying cost on these amounts at a rate equal to the five-year treasury rate plus 100 basis points.

•
Amortization - This class of costs represents amounts included in current customer rates for collection and is generally calculated as one-fifth of the post-review deferred balance. We earn a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. We included $8.4 million of deferred remediation expense approved by the OPUC for collection during the 2015-2016 PGA year.

The earnings test is an annual review of our adjusted Utility ROE compared to our authorized Utility ROE, which is currently 9.5%. To apply the earnings test first we must determine what if any costs are subject to the test through the following calculation:

Annual spend
Less: $5 million base rate rider(1)
Prior year carry-over(2)
$5 million insurance + interest on insurance
Total deferred annual spend subject to earnings test
Less: over-earnings adjustment, if any
Add: deferred interest on annual spend(3)
Total amount transferred to post-review

(1)	Base rate rider went into Oregon customer rates beginning
November 1, 2015.

(2)	Prior year carry-over results when the prior year amount transferred to post-review is negative. The negative amount is carried over to offset annual spend in the following year.

(3)	Deferred interest is added to annual spend to the extent the spend is recoverable.

If the adjusted Utility ROE is greater than the authorized Utility ROE, then we could be required to expense up to the amount that results in the Utility earning its authorized ROE.
For 2015, we have performed this test, which will be submitted to the OPUC in May 2016, and have concluded that there is no earnings test adjustment for 2015.

The WUTC has also previously authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This Order was effective in January 2011 with cost recovery and a carrying charge to be determined in a future proceeding.

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. Effective January 1, 2011, the OPUC approved our request to defer annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of higher and lower pension expenses in future years. Our recovery of these deferred balances includes accrued interest on the account balance at the utility’s authorized rate of return, which is currently 7.78%. Future years’ deferrals will depend on changes in plan assets and projected benefit liabilities based on a number of key assumptions, and our pension contributions. Pension expense deferrals, including interest, were $8.2 million, $4.6 million, and $9.1 million in 2015, 2014 and 2013, respectively. See "Application of Critical Accounting Policies and Estimates" below.

CUSTOMER CREDITS FOR GAS STORAGE SHARING. On an annual basis, we credit amounts to Oregon and Washington customers as part of our regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage and asset management activities. Generally amounts are credited to Oregon customers in June, while credits are given to customers in Washington through reductions in rates through the annual PGA filing in November.

The following table presents the credits to customers:

In millions	2015	2014	2013
Oregon utility customer credit	$9.6	$11.4	$8.8
Washington utility customer credit	0.8	0.8	0.5

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
Both mechanisms are designed to reduce the volatility of customer bills and our utility’s earnings. See "Regulatory Matters—Rate Mechanisms" above.

Utility segment highlights include:

Dollars and therms in millions, except EPS data	2015	2014	2013
Utility net income	$53.4	$58.6	$54.9
EPS - utility segment	1.95	2.15	2.03
Gas sold and delivered (in therms)	1,029	1,093	1,146
Utility margin(1)	$371.4	$366.1	$353.9
(1) See Utility Margin Table below for a reconciliation and additional detail.

2015 COMPARED TO 2014. The primary factors contributing to the $5.2 million or $0.20 per share decrease in utility net income were as follows:

•
the $15 million pre-tax charge, or $9.1 million after-tax charge, for the regulatory disallowance associated with the February 2015 OPUC Order on the recovery of past environmental cost deferrals. This charge is reflected in operations and maintenance expense;

•	a $5.3 million increase in utility margin primarily due to:

▪	a $4.4 million increase from customer growth;

▪	a $5.3 million increase from gas cost incentive sharing resulting from lower gas prices than those estimated in the PGA; partially offset by

▪
an approximate $4.0 million decrease due to lower customer usage from warmer weather, which impacts utility margins from our Washington customers where we do not have a weather normalization mechanism in place, and from our Oregon customers who opted out of weather normalization.

•	a $6.6 million increase in other income, net, primarily due to the recognition of the equity earnings on deferred environmental expenditures as a result of the February order;

•	a $7.2 million increase in operations and maintenance expense, excluding the environmental disallowance, primarily due to an increase in compensation and benefit expense; and

•
a net $0.4 million increase in other expenses related to increased depreciation expense from additional capital investments and an increase in general taxes from higher Oregon property tax expense, offset by a decrease in interest expense due to debt redemptions made during the year.

Total utility volumes sold and delivered in 2015 decreased 6% over 2014 primarily due to the impact of warmer weather.

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

▪	a $2.1 million increase in loss from gas cost incentive sharing mainly resulting from higher gas prices and volumes than those estimated in the PGA; and

▪
the remaining decrease was primarily due to warmer weather as measured by heating degree days, in Washington, which does not have a weather normalization mechanism in place, and the effect of warmer weather on margin for Oregon customers that opt out of weather normalization.

•	a $3.2 million increase in depreciation expense due to additional capital expenditures;

•	a $3.0 million decrease in operations and maintenance expense; and

•	a $2.1 million decrease in other income, net primarily due to lower interest income on regulatory deferred account balances.

Total utility volumes sold and delivered in 2014 decreased 5% over 2013 primarily due to the impact of warmer weather on residential and commercial use.

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and cost of sales:

				Favorable/(Unfavorable)
In thousands, except degree day and customer data	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Utility volumes (therms):
Residential and commercial sales	570,728	620,903	671,906	(50,175)	(51,003)
Industrial sales and transportation	457,884	472,087	474,525	(14,203)	(2,438)
Total utility volumes sold and delivered	1,028,612	1,092,990	1,146,431	(64,378)	(53,441)
Utility operating revenues:
Residential and commercial sales	$644,835	$672,440	$673,250	$(27,605)	$(810)
Industrial sales and transportation	71,495	73,992	68,880	(2,497)	5,112
Other revenues	3,914	3,983	4,054	(69)	(71)
Less: Revenue taxes	18,034	18,837	19,002	(803)	(165)
Total utility operating revenues	702,210	731,578	727,182	(29,368)	4,396
Less: Cost of gas	327,305	365,490	373,298	38,185	7,808
Less: Environmental remediation expense	3,513	—	—	(3,513)	—
Utility margin	$371,392	$366,088	$353,884	$5,304	$12,204
Utility margin:(1)
Residential and commercial sales	$334,134	$334,247	$321,608	$(113)	$12,639
Industrial sales and transportation	30,081	29,982	28,335	99	1,647
Miscellaneous revenues	3,913	4,329	4,308	(416)	21
Gain (loss) from gas cost incentive sharing	3,182	(2,135)	(41)	5,317	(2,094)
Other margin adjustments	82	(335)	(326)	417	(9)
Utility margin	$371,392	$366,088	$353,884	$5,304	$12,204
Degree days
Average(2)	4,240	4,240	4,240	—	—
Actual	3,458	3,792	4,379	(9)%	(13)%
Percent colder (warmer) than average weather(2)	(18)%	(11)%	3%
Customers - end of period:
Residential customers	646,841	637,411	628,634	9,430	8,777
Commercial customers	66,584	66,304	65,321	280	983
Industrial customers	1,003	929	918	74	11
Total number of customers	714,428	704,644	694,873	9,784	9,771
Customer growth:
Residential customers	1.5%	1.4%
Commercial customers	0.4%	1.5%
Industrial customers	8.0%	1.2%
Total customer growth	1.4%	1.4%

(1)	Amounts reported as margin for each category of customers are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense.

(2)	Average weather represents the 25-year average degree days, as determined in our 2012 Oregon general rate case.

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

Residential and commercial sales highlights include:

In millions	2015	2014	2013
Volumes (therms):
Residential sales	350.9	381.5	418.6
Commercial sales	219.8	239.4	253.3
Total volumes	570.7	620.9	671.9
Operating revenues:
Residential sales	$424.6	$441.5	$447.4
Commercial sales	220.2	230.9	225.9
Total operating revenues	$644.8	$672.4	$673.3
Utility margin:
Residential:
Sales	$211.6	$223.6	$234.1
Weather normalization	14.0	5.1	(9.0)
Decoupling	7.2	4.0	2.6
Total residential utility margin	232.8	232.7	227.7
Commercial:
Sales	84.8	91.6	92.1
Weather normalization	5.8	2.2	(4.0)
Decoupling	10.7	7.7	5.8
Total commercial utility margin	101.3	101.5	93.9
Total utility margin	$334.1	$334.2	$321.6

2015 COMPARED TO 2014. The primary factors contributing to changes in the residential and commercial markets were as follows:

•	sales volumes decreased 50.2 million therms, or 8%, primarily reflecting 9% warmer weather, which was partially offset by customer growth;

•	operating revenues decreased $27.6 million, due to the 8% decrease in sales volumes, as well as a 2% decrease in average gas rates over last year; and

•	utility margin decreased $0.1 million, due to warmer weather, almost entirely offset by increases from commercial and residential customer growth.

2014 COMPARED TO 2013. The primary factors contributing to changes in the residential and commercial markets were as follows:

•	sales volumes decreased 51.0 million therms, or 8%, primarily reflecting 13% warmer weather, which was partially offset by customer growth and a record February cold weather event;

•	operating revenues decreased $0.8 million, due to the 8% decrease in sales volumes, which was partially offset by a 4% increase in average gas rates over last year; and

•
utility margin increased $12.6 million, or 4%, primarily related to customer growth, added loads under higher commercial rate schedules, and added rate-base returns from our gas reserves and other investments, partially offset by the effect of warmer weather on our Washington customers and Oregon customers that opted out of the weather normalization mechanism.

Industrial Sales and Transportation
Industrial customers have the option of purchasing sales or transportation services from the utility. Under the sales service, the customer buys the gas commodity from the utility. Under the transportation service, the customer buys the gas commodity directly from a third-party gas marketer or supplier. Our gas commodity cost is primarily a pass-through cost to customers; therefore, our profit margins are not materially affected by an industrial customer's decision to purchase gas from us or from third parties. Industrial and large commercial customers may also select between firm and interruptible service options, with firm services generally providing higher profit margins compared to interruptible services. To help manage gas supplies, our industrial tariffs are designed to provide some certainty regarding industrial customers' volumes by requiring an annual service election on November 1, special charges for changes between elections, and in some cases, a minimum or maximum volume requirement before changing options.

Industrial sales and transportation highlights include:

In millions	2015	2014	2013
Volumes (therms):
Industrial - firm sales	32.4	34.0	34.3
Industrial - firm transportation	144.0	153.6	144.5
Industrial - interruptible sales	70.2	76.4	59.5
Industrial - interruptible transportation	211.3	208.1	236.2
Total volumes	457.9	472.1	474.5
Utility margin:
Industrial - sales and transportation	$30.1	$30.0	$28.3

2015 COMPARED TO 2014. The primary factors contributing to changes in the industrial sales and transportation markets were as follows:

•
sales and transportation volumes decreased by 14.2 million therms due to lower usage from warmer weather and lower demand from a few large volume transportation customers on lower margin rate schedules;

•
utility margin increased $0.1 million, primarily due to an increase in industrial customers under higher margin rate schedules partially offset by higher fee revenue in the prior year from increased usage during the cold weather event in February 2014.

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

Other revenue for 2015, 2014, and 2013 remained flat year-over-year as expected.

In millions	2015	2014	2013
Other revenues	$3.9	$4.0	$4.1

Cost of Gas
Cost of gas as reported by the utility includes gas purchases, gas withdrawn from storage inventory, gains and losses from commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, regulatory gas cost deferrals, gas reserves costs, and company gas use. The OPUC and WUTC generally require natural gas commodity costs to be billed to customers at the actual cost incurred, or expected to be incurred, by the utility. Customer rates are set each year so that if cost estimates were met we would not earn a profit or incur a loss on gas commodity purchases; however, in Oregon we have an incentive sharing mechanism which has been described under "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above. In addition to the PGA incentive sharing mechanism, gains and losses from hedge contracts entered into after annual PGA rates are effective for Oregon customers are also required to be shared and therefore may impact net income. Further, we also have a regulatory agreement whereby we earn a rate of return on our investment in the gas reserves acquired under the original agreement with Encana and include gas from our amended gas reserves agreement at a fixed rate of $0.4725 per therm, which are also reflected in utility margin. See "Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities" below.

Cost of gas highlights include:

Dollars and therms in millions	2015	2014	2013
Cost of gas	$327.3	$365.5	$373.3
Volumes sold (therms)	660	716	766
Average cost of gas (cents per therm)	$0.50	$0.51	$0.49
Gain (loss) from gas cost incentive sharing	3.2	(2.1)	—

2015 COMPARED TO 2014. Cost of gas decreased $38.2 million, or 10% primarily due to an 8% decrease in sales volume reflecting warmer weather during the year as well as a 2% decrease in average cost of gas reflecting lower market prices for natural gas.

2014 COMPARED TO 2013. Cost of gas decreased $7.8 million, or 2% primarily due to a 7% decrease in sales volume reflecting warmer weather during the year, partially offset by a 4% increase in average cost of gas collected through rates.

During the extreme cold weather event in February 2014, we experienced a record sendout and consequently, the higher volumes of gas purchased at that time resulted in a margin loss of $2.1 million in 2014 compared to a margin gain of $3.2 million for 2015 as prices were lower due to the record warmer weather, particularly in the first quarter of 2015. The effect on net income from our gas cost incentive sharing mechanism for 2013 was a pre-tax loss in margin of less than $0.1 million. For a discussion of our gas cost incentive sharing mechanism, see “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above.

Business Segments - Gas Storage
Our gas storage segment primarily consists of the non-utility portion of our Mist underground storage facility in Oregon and our 75% undivided ownership interest in the Gill Ranch underground storage facility in California.

At Mist, we provide gas storage services to customers in the interstate and intrastate markets primarily using storage capacity that has been developed in advance of core utility customers’ requirements. We also contract with an independent energy marketing company to provide asset management services using our utility and non-utility storage and transportation capacity, the results of which are included in the gas storage businesses segment. Pre-tax income from gas storage at Mist and asset management services is subject to revenue sharing with core utility customers. Under this regulatory incentive sharing mechanism, we retain 80% of pre-tax income from Mist gas storage services and asset management services when the underlying costs of the capacity being used are not included in our utility rates, and 33% of pre-tax income from such storage and asset management services when the capacity being used is included in utility rates. The remaining 20% and 67%, respectively, are credited to a deferred regulatory account for credit to our core utility customers. See "Regulatory Matters—Open Regulatory Proceedings" above for information regarding an open docket related to this incentive sharing mechanism.

Our 75% undivided ownership interest in the Gill Ranch facility is held by our wholly-owned subsidiary Gill Ranch, LLC, which is also the operator of the facility. Our portion of the facility is 15 Bcf of gas storage capacity. Gill Ranch commenced operations at the end of 2010, with the first full storage injection season beginning on April 1, 2011. We also contract with an independent energy marketing company to provide asset management services at Gill Ranch. See also Note 4.

Gas storage segment highlights include:

In millions, except EPS data	2015	2014	2013
Gas storage net income (loss)	$0.2	$(0.4)	$5.6
EPS - gas storage segment	0.01	(0.01)	0.21
Operating revenues	21.4	22.2	31.1
Operating expenses	16.3	18.2	16.4

2015 COMPARED TO 2014. Our gas storage segment net income increased $0.6 million primarily due to the following offsetting factors:

•	a $0.9 million decrease in operating revenues, primarily due to a decrease in storage prices between the 2013-14 and 2014-15 gas storage years; and

•	a $1.9 million decrease in operating expenses primarily due to lower repair and power costs at our Gill Ranch facility.

2014 COMPARED TO 2013. Our gas storage segment net income decreased $5.9 million primarily due to the following factors:

•	an $8.9 million decrease in operating revenues, primarily reflecting recontracting expiring storage capacity at lower prices as the gas storage market prices remain at historic lows; and

•	a $1.8 million increase in operating expenses primarily due to higher repair and power costs at our Gill Ranch facility.

Our Mist gas storage facility benefits from limited competition from other Pacific Northwest storage facilities primarily because of its geographic location.

Over the past few years, market prices for natural gas storage, particularly in California, were negatively affected by the abundant supply of natural gas, low volatility of natural gas prices, and surplus gas storage capacity. In addition, storage prices were further affected by extreme cold weather during the 2013-14 winter, which resulted in a significant decline in storage levels, a rise in spot gas prices, and lower storage values due to a flatter forward price curve for the 2014-15 gas storage year. We re-contracted certain expiring storage capacity for the 2014-15 gas storage year with shorter-term contracts at lower market prices than in previous years. These trends accounted for most of the decline in gas storage operating revenues.

Prices for the 2015-16 and 2016-17 gas years have shown improvement, however remain low relative to the pricing in our original long-term contracts, which ended primarily in the 2013-14 gas storage year. In the future, we may see an improvement in gas storage values and an increase in the demand for natural gas driven by a number of factors, including changes in electric generation triggered by California's renewable portfolio standards, an increase in use of alternative fuels to meet carbon reduction targets, recovery of the California economy, growth of domestic industrial manufacturing, potential exports of liquefied natural gas from the west coast, and other favorable storage market conditions in and around California. These factors, if they occur, may contribute to higher summer/winter natural gas price spreads, gas price volatility, and gas storage values. We are continuing to explore opportunities to increase revenues through enhanced services for storage customers and capitalizing on opportunities that fit our business-risk profile. Should storage values not improve in the future, this could have a negative impact on our future cash flows and could result in impairment of our Gill Ranch gas storage facility. Refer to Note 2 for more information regarding our accounting for impairment of long-lived assets.

Other
Other primarily consists of NNG Financial's equity investment in KB Pipeline, an equity investment in TWH, which has invested in the Trail West pipeline project, and other miscellaneous non-utility investments and business activities. There were no significant changes in our other activities in 2015. See Note 4 and Note 12 for further details on other activities and our investment in TWH.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

In millions	2015	2014	2013
Operations and maintenance	$157.5	$137.0	$136.6

2015 COMPARED TO 2014. Operations and maintenance expense increased $20.5 million, primarily due to the following factors:

•
the $15 million pre-tax charge for the regulatory disallowance associated with the February 2015 OPUC Order on the recovery of past environmental cost deferrals. We also expensed an additional $1 million related to the Order; and

•
a $5.5 million increase in compensation and benefit expense, including increased employee incentive expense, retirement expense, and health care costs, as well as higher wage rates under the new union labor contract, which became effective June 1, 2014; offset by

•	a $1.9 million decrease primarily related to 2014 repair and power costs at our Gill Ranch gas storage facility.

During 2015, management implemented temporary cost saving initiatives to mitigate the effects of warm weather and the $15 million regulatory disallowance. These initiatives resulted in approximately $5 million of operations and maintenance expense savings that are not expected to be repeated in the future.

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

Delinquent customer receivable balances continue to remain at historically low levels. The utility's bad debt expense as a percent of revenues was 0.1% for 2015 and 2014.

In addition to fluctuations in operation and maintenance expense reported above, we have OPUC approval to defer certain utility pension costs in excess of what is currently recovered in customer rates. This pension cost deferral is recorded to a regulatory balancing account, which stabilizes the amount of operations and maintenance expense each year. For the years ended December 31, 2015, 2014 and 2013 we deferred pension expenses totaling $8.2 million, $4.6 million and $9.1 million, respectively. As a result, increased pension costs had a minimal effect on operations and maintenance expense in 2015 and 2014, with the increase principally related to the costs allocated to our Washington operations, which are not covered by the pension balancing account. For further explanation of the pension balancing account, see Note 8 and “Regulatory Matters—Rate Mechanisms—
Pension Cost Deferral and Prepaid Pension Assets,” above for further explanation of the pension balancing account.

Depreciation and Amortization
Depreciation and amortization highlights include:

In millions	2015	2014	2013
Depreciation and amortization	$80.9	$79.2	$75.9

2015 COMPARED TO 2014. Depreciation and amortization expense increased by $1.7 million due to utility plant additions that included natural gas transmission and distribution system investments and computer software.

2014 COMPARED TO 2013. Depreciation and amortization expense increased by $3.3 million due to an increase in utility depreciation expense from system investments, resource center improvements, and gas storage facilities enhancements.

Other Income, Net
Other income, net highlights include:

In millions	2015	2014	2013
Gains from company-owned life insurance	$2.2	$2.0	$2.5
Interest income	0.1	0.1	0.1
Loss from equity investments	(0.1)	(0.2)	(0.1)
Net interest income on deferred regulatory accounts	8.2	2.4	4.5
Other non-operating	(2.7)	(2.4)	(2.3)
Total other income, net	$7.7	$1.9	$4.7

2015 COMPARED TO 2014. Other income, net, increased $5.8 million primarily due to the recognition of the equity component in interest income from our deferred environmental expenses. We realized the equity earnings of these deferred regulatory asset balances as a result of the OPUC SRRM Order we received in February 2015.

2014 COMPARED TO 2013. Other income, net, decreased $2.7 million primarily due to lower interest income on net deferred regulatory balances as a result of insurance proceeds credited to regulatory balances for environmental costs. Our regulatory environmental deferred cost account subject to interest accruals changed from a net regulatory asset balance of $56 million at December 31, 2013 to a net regulatory liability balance of approximately $30 million at December 31, 2014 due to insurance proceeds received in 2014 exceeding amounts spent.

Interest Expense, Net
Interest expense, net highlights include:

In millions	2015	2014	2013
Interest expense, net	$42.5	$44.6	$45.2

2015 COMPARED TO 2014. Interest expense, net of amounts capitalized, decreased $2.1 million primarily due to the redemption of $40 million of utility First Mortgage Bonds (FMBs) in June 2015, $60 million of utility FMBs in 2014, and the retirement of $20 million of Gill Ranch's debt in June 2014. This was partially offset by the early retirement of $20 million of Gill Ranch's debt in December 2015, which included a make whole interest provision.

2014 COMPARED TO 2013. Interest expense, net of amounts capitalized, decreased $0.6 million primarily due to the redemptions of debt in 2014 of $50 million of utility FMBs in July 2014 and $10 million in September 2014, and the retirement of $20 million of debt pursuant to Gill Ranch's amended loan agreement in June 2014.

Income Tax Expense
Income tax expense highlights include:

In millions	2015	2014	2013
Income tax expense	$35.8	$41.6	$41.7
Effective tax rate	40.0%	41.5%	40.8%

2015 COMPARED TO 2014. The decrease in the effective income tax rate reflects the benefits of depletion deductions from our gas reserves activity.

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

Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access to capital markets at reasonable costs. Our consolidated capital structure was as follows:

	December 31,
	2015	2014
Common stock equity	47.2%	46.1%
Long-term debt	34.9	37.4
Short-term debt, including current maturities of long-term debt	17.9	16.5
Total	100.0%	100.0%

Liquidity and Capital Resources
At December 31, 2015 we had $4.2 million of cash and cash equivalents compared to $9.5 million at December 31, 2014. We did not have restricted cash at December 31, 2015 compared to $3.0 million in restricted cash at December 31, 2014 held as collateral for the long-term debt outstanding at Gill Ranch, which we redeemed in December 2015. In order to maintain sufficient liquidity during periods when capital markets are volatile, we may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, we may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, our issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. Our use of retained earnings is not subject to those same restrictions.

For the utility segment, the short-term borrowing requirements typically peak during colder winter months when the utility borrows money to cover the lag between natural gas purchases and bill collections from customers. Our short-term liquidity for the utility is primarily provided by cash balances, internal cash flow from operations, proceeds from the sale of commercial paper notes, as well as available cash from multi-year credit facilities, short-term credit facilities, company-owned life insurance policies, and the sale of long-term debt. Utility long-term debt proceeds are primarily used to finance utility capital expenditures, refinance maturing debt of the utility, and provide temporary funding for other general corporate purposes of the utility.

Based on our current debt ratings (see "Credit Ratings" below), we have been able to issue commercial paper and long-term debt at attractive rates and have not needed to borrow or issue letters of credit from our back-up credit facility. In the event we are not able to issue new debt due to adverse market conditions or other reasons, we expect our near-term liquidity needs can be met using internal cash flows or, for the utility segment, drawing upon our committed credit facility. We also have a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt or equity securities, subject to market conditions and certain regulatory approvals. As of December 31, 2015, we have Board authorization to issue up to $325 million of additional FMBs. We also have OPUC approval to issue up to $325 million of additional long-term debt for approved purposes.

In the event our senior unsecured long-term debt ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit, or other forms of collateral, which could expose us to additional cash requirements and may trigger increases in short-term borrowings while we were in a net loss position. We were not near the threshold for posting collateral at December 31, 2015. However, if the credit risk-related contingent features underlying these contracts were triggered on December 31, 2015, assuming our long-term debt ratings dropped to non-investment grade levels, we could have been required to post $21.2 million of collateral to our counterparties. See "Credit Ratings" below and Note 13.

Other items that may have a significant impact on our liquidity and capital resources include pension contribution requirements, expiration of bonus tax depreciation, environmental expenditures and insurance recoveries.

PENSION CONTRIBUTIONS. We expect to make significant contributions to our company-sponsored defined benefit plan, which is closed to new employees, over the next several years until we are fully funded under the Pension Protection Act rules, including the new rules issued under the Moving Ahead for Progress in the 21st Century Act (MAP-21) and the Highway and Transportation Funding Act of 2014 (HATFA). See "Application of Critical Accounting Policies—Accounting for Pensions and Postretirement Benefits" below.

BONUS DEPRECIATION. Regarding income tax, 50 percent bonus depreciation was available for a large portion of our capital expenditures in 2013, 2014 and 2015 for both federal and Oregon. This generated an income tax net operating loss (NOL) in 2013, and reduced taxable income in 2014 and 2015, providing cash flow benefits. The Federal Protecting Americans From Tax Hikes Act of 2015 became law on December 17, 2015 and extended federal bonus depreciation through 2019.

ENVIRONMENTAL EXPENDITURES. Concerning environmental expenditures, we expect to continue using cash resources to fund our environmental liabilities. In 2015, we received an Order from the OPUC regarding our SRRM and began recovering amounts through utility rates in November 2015. These expenditures are uncertain as to the amount and timing. See Note 15, Note 16, and "Results of Operations—Regulatory Matters—Environmental Costs" above.

GAS STORAGE. Short-term liquidity for the gas storage segment is supported by cash balances, internal cash flow from operations, external financing, and equity contributions from its parent company.

The amount and timing of our Gill Ranch facility's cash flows from year to year are uncertain, as the majority of these storage contracts are currently short-term. We have seen slightly higher contract prices for the 2015-16 and 2016-17 storage years, but overall prices are still lower than the long-term contracts that expired at the end of the 2013-14 storage year. While we expect continuing challenges for Gill Ranch in 2016, we do not anticipate material changes in our ability to access sources of cash for short-term liquidity.

In November 2011, Gill Ranch issued $40 million of senior collateralized debt, with a fixed interest rate of 7.75% on $20 million and a variable interest rate on the remaining $20 million, with an original maturity date of November 30, 2016. Under the debt agreement, Gill Ranch was subject to certain covenants and restrictions. We amended this agreement twice, which resulted in repayment of the $20 million variable-rate outstanding debt during the second quarter of 2014, suspension of the EBITDA covenant requirement through the maturity date, and maintenance of a debt reserve account, which was fixed at $4.5 million as of June 30, 2015. In addition, under the amended agreement, Gill Ranch was required to receive common equity contributions from its parent NWN Gas Storage of at least $2 million by August 31, 2015 and complied with this requirement. On December 18, 2015, Gill Ranch repaid the $20 million of fixed-rate senior secured debt using available cash and cash flows from operations, including cash from intercompany receivables.

CONSOLIDATED LIQUIDITY. Based on several factors, including our current credit ratings, our commercial paper program, current cash reserves, committed credit facilities, and our expected ability to issue long-term debt in the capital markets, we believe our liquidity is sufficient to meet anticipated near-term cash requirements, including all contractual obligations, investing, and financing activities discussed below.

DIVIDEND POLICY. We have paid quarterly dividends on our common stock each year since stock was first issued to the public in 1951. Annual common stock dividend payments per share, adjusted for stock splits, have increased each year since 1956. The declarations and amount of future dividends will depend upon our earnings, cash flows, financial condition and other factors. The amount and timing of dividends payable on our common stock is at the sole discretion of our Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS. Except for certain lease and purchase commitments, we have no material off-balance sheet financing arrangements. See "Contractual Obligations" below.

Contractual Obligations
The following table shows our contractual obligations at December 31, 2015 by maturity and type of obligation:

	Payments Due in Years Ending December 31,
In millions	2016	2017	2018	2019	2020	Thereafter	Total
Short-term debt maturities	$270.0	$—	$—	$—	$—	$—	$270.0
Long-term debt maturities	25.0	40.0	22.0	30.0	75.0	409.7	601.7
Interest on long-term debt	34.2	32.1	29.2	28.6	24.4	177.5	326.0
Postretirement benefit payments(1)	23.6	24.1	25.0	26.1	28.4	145.8	273.0
Capital leases	0.6	0.1	—	—	—	—	0.7
Operating leases	5.4	5.4	5.3	5.3	2.8	30.5	54.7
Gas purchases(2)	61.5	—	—	—	—	—	61.5
Gas pipeline capacity commitments	83.2	79.4	75.8	75.7	72.1	340.0	726.2
Other purchase commitments(3)	0.1	—	—	—	—	—	0.1
Other long-term liabilities(4)	16.5	—	—	—	—	—	16.5
Total	$520.1	$181.1	$157.3	$165.7	$202.7	$1,103.5	$2,330.4

(1)
Postretirement benefit payments primarily consists of two items: (1) estimated qualified defined benefit pension plan payments, which are funded by plan assets and future cash contributions, and (2) required payments to the Western States multiemployer pension plan due to our withdrawal from the plan in December 2013. See Note 8.

(2)
Gas purchases include contracts which use price formulas tied to monthly index prices. The commitment amounts presented incorporate the December 2015 first of month index price for each supply basin from which gas is purchased. For a summary of gas purchase and gas pipeline capacity commitments, see Note 14.

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

At December 31, 2015, 598 of our utility employees were members of the Office and Professional Employees International Union (OPEIU) Local No. 11. In May 2014, our union employees ratified a new labor agreement (Joint Accord) that expires on November 30, 2019. The Joint Accord includes the following items: an average annualized compensation increase of 4% effective June 1, 2014, which includes a 7.9% wage increase to better reflect current market competitive wages, offset by a reduction in bonus pay opportunities for union employees; and a scheduled 3% wage increase effective December 1 each year thereafter, beginning in 2015 with the potential for up to an additional 3% per year based on wage inflation at or above 4%. The Joint Accord also maintains competitive health benefits, including a 15% to 20% premium cost sharing by employees, job flexibility, and other flexibility provisions for the Company.

Short-Term Debt
Our primary source of utility short-term liquidity is from the sale of commercial paper and bank loans. In addition to issuing commercial paper or bank loans to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund utility capital requirements. Commercial paper and bank loans are periodically refinanced through the sale of long-term debt or equity securities. Our outstanding commercial paper, which is sold through two commercial banks under an issuing and paying agency agreement, is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below. In the fourth quarter of 2015, we entered into a short-term credit facility loan totaling $50 million, as a short-term bridge through our peak heating season, which was repaid on February 4, 2016.

At December 31, 2015 and 2014, our utility had short-term debt outstanding of $270.0 million and $234.7 million, respectively. The effective interest rate on short-term debt outstanding at December 31, 2015 and 2014 was 0.6% and 0.4%, respectively.

Credit Agreements
We have a $300 million credit agreement, with a feature that allows the Company to request increases in the total commitment amount, up to a maximum of $450 million. The maturity date of the agreement is December 20, 2019.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2015 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$234
A/A	66
BBB/Baa	—
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency; however, we do not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

Our credit agreement permits the issuance of letters of credit in an aggregate amount of up to $100 million. Any principal and unpaid interest amounts owed on borrowings under the credit agreements is due and payable on or before the maturity date. There were no outstanding balances under this credit agreement at December 31, 2015 or 2014. The credit agreement requires us to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at December 31, 2015 and 2014, with consolidated indebtedness to total capitalization ratios of 52.8% and 53.9%, respectively.

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

Maturity and Redemption of Long-Term Debt
The following debentures were retired:

	Years Ended December 31,
In millions	2015	2014	2013
Utility First Mortgage Bonds
3.95% Series B due 2014	$—	$50	$—
8.26% Series B due 2014	—	10	—
4.70% Series B due 2015	40	—	—
	40	60	—
Subsidiary Debt
Variable-rate	—	20	—
Fixed-rate	20	—	—
	$60	$80	$—

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

In millions	2015	2014	2013
Cash provided by operating activities	$184.7	$215.7	$176.4

2015 COMPARED TO 2014. The significant factors contributing to the $31.0 million decrease in operating cash flows were as follows:

•	a decrease of $99.4 million in deferred environmental recoveries, net of expenditures, reflecting the receipt of insurance settlements during 2014;

•	an increase of $55.0 million from changes in deferred gas costs balances, which reflected lower actual gas prices than prices embedded in the PGA compared to the prior year;

•	an increase of $15.0 million from regulatory disallowance of prior environmental cost deferrals in 2015;

•	a decrease of $5.3 million from a non-cash recognition of interest income on deferred environmental expenses related to our SRRM order;

•	a net decrease of $3.6 million from changes in working capital related to receivables, inventories and accounts payable due to warmer weather in 2015 compared to 2014; and

•	an increase of $1.8 million from changes in regulatory balances, other assets and liabilities, and accrued taxes.

2014 COMPARED TO 2013. The significant factors contributing to the $39.3 million increase in operating cash flows were as follows:

•	an increase of $105.5 million in deferred environmental recoveries, net of expenditures reflecting the receipt of insurance settlements during 2014;

•	an increase of $41.0 million from changes in the accounts receivable balance, primarily due to colder weather in December 2013.

•	a decrease of $24.1 million from changes in inventory balances due to refilling gas storage inventory after colder weather in December 2013;

•	a decrease of $48.1 million from changes in regulatory balances, an increase in pension liabilities, and an increase in prepaids;

•	a decrease of $21.7 million in deferred taxes due to the utilization of NOL carryforwards; and

•	a decrease of $17.9 million from changes in deferred gas costs balances, which reflected higher actual gas prices than prices embedded in the PGA compared to the prior year.

During the year ended December 31, 2015, we contributed $14.1 million to our utility's qualified defined benefit pension plan, compared to $10.5 million for 2014 and $9.1 million for 2013. The amounts and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 8.

Bonus depreciation of 50% has been available for federal and Oregon purposes in 2013, 2014 and 2015. This generated an income tax NOL in 2013, and reduced taxable income in 2014 and 2015, providing cash flow benefits. Bonus depreciation for 2014 and 2015 was not enacted until December 19, 2014 and December 17, 2015, respectively. In both cases it was extended retroactively back to January 1 of the respective year. As a result, estimated income tax payments were made throughout 2014 and 2015 without the benefit of bonus depreciation for the year. This delayed the cash flow benefit of bonus depreciation and contributed to the income tax receivable of $7.9 million and $1.0 million as of December 31, 2015 and 2014, respectively. As a result of the Federal Protecting Americans From Tax Hikes Act of 2015, bonus depreciation is now available in years 2016 through 2019.
We have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see “Financial Condition—Contractual Obligations” above and Note 14.

Investing Activities
Investing activity highlights include:

In millions	2015	2014	2013
Total cash used in investing activities	$115.3	$144.3	$182.1
Capital expenditures	118.3	120.1	138.9
Utility gas reserves	1.5	26.8	54.1

2015 COMPARED TO 2014. The $29.0 million decrease in cash used in investing activities was primarily due to lower utility gas reserves investments compared to 2014; see Note 11.

2014 COMPARED TO 2013. The $37.8 million decrease in cash used in investing activities was primarily due to lower investments in capital expenditures and utility gas reserves as NW Natural ended its original drilling program with Encana in 2014; see Note 11.

Over the five-year period 2016 through 2020, total utility capital expenditures are estimated to be between $850 and $950 million, including the Company's proposed investment in an expansion of our Mist gas storage facility as well as continued refurbishments of the Newport Liquefied Natural Gas (LNG) facility in Oregon over the next three years with an expected investment of approximately $25 million, and upgrading distribution infrastructure in Clark County, Washington, which could total approximately $25 million over the next five years. The estimated level of utility capital expenditures over the next five years reflects assumptions for continued customer growth, technology investments, distribution system maintenance and improvements, and gas storage facilities maintenance. Most of the required funds are expected to be internally generated over the five-year period, and any remaining funding will be obtained through a combination of long-term debt and equity security issuances, with short-term debt and bridge financing providing liquidity.

In 2016, utility capital expenditures are estimated to be between $155 and $175 million, and non-utility capital investments are estimated to be less than $5 million. Gas storage segment capital expenditures in 2016 are expected to be paid from working capital and additional equity contributions from NW Natural as needed.

Financing Activities
Financing activity highlights include:

In millions	2015	2014	2013
Total cash (used in) provided by financing activities	$(74.7)	$(71.3)	$6.3
Change in short-term debt	35.3	46.5	(2.1)
Change in long-term debt	(60.0)	(80.0)	50.0

2015 COMPARED TO 2014. The $3.4 million increase in cash used in financing activities was primarily due to redeeming $20 million less debt in 2015 compared to 2014. Offsetting this, we issued $11.2 million less of net commercial paper and short-term loans in 2015 compared to 2014.

2014 COMPARED TO 2013. The $77.6 million decrease in cash provided by financing activities was primarily due to using the proceeds from our insurance settlements of $103 million to redeem $60 million of long-term utility debt. In addition, Gill Ranch retired $20 million of variable interest rate debt.

Pension Cost and Funding Status of Qualified Retirement Plans
Pension costs are determined in accordance with accounting standards for compensation and retirement benefits. See “Application of Critical Accounting Policies and Estimates – Accounting for Pensions and Postretirement Benefits” below. Pension expense for our qualified defined benefit plan, which is allocated between operation and maintenance expenses, capital expenditures, and the deferred regulatory balancing account, totaled $20.8 million in 2015, an increase of $6.6 million from 2014. The fair market value of pension assets in this plan decreased to $249.3 million at December 31, 2015 from $279.2 million at December 31, 2014. The decrease was due to a loss on plan assets of $9.6 million plus $14.1 million in employer contributions, offset by benefit payments of $34.3 million.

We make contributions to the company-sponsored qualified defined benefit pension plan based on actuarial assumptions and estimates, tax regulations and funding requirements under federal law. Our qualified defined benefit pension plan was underfunded by $162.5 million at December 31, 2015. We plan to make contributions during 2016 of $14.5 million. See Note 8 for further pension disclosures.

Ratios of Earnings to Fixed Charges
For the years ended December 31, 2015, 2014, and 2013, our ratios of earnings to fixed charges, computed using the method outlined by the SEC, were 3.00, 3.13, and 3.16, respectively. For this purpose, earnings consist of net income before taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. See Exhibit 12 for the detailed ratio calculation.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” below. At December 31, 2015, we had a net regulatory asset of $85.9 million for deferred environmental costs, which includes deferred payments and interest of $51.8 million, $125.0 million for additional costs expected to be paid in the future, and the remaining amortization to be collected in 2016 of $6.8 million, partially offset by $96.5 million of insurance recoveries and $1.2 million of a tariff rider collected in 2015 to be applied to deferred costs. If it is determined that future customer rate recovery of such costs are not probable, then the costs will be charged to expense in the period such determination is made. See Note 15, Note 16, and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" above.

New Accounting Pronouncements
For a description of recent accounting pronouncements that may have an impact on our financial condition, results of operations or cash flows, see Note 2.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements in accordance with GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures in the financial statements. Management considers our critical accounting policies to be those which are most important to the representation of our financial condition and results of operations and which require management’s most difficult and subjective or complex judgments, including accounting estimates that could result in materially different amounts if we reported under different conditions or used different assumptions. Our most critical estimates and judgments include accounting for:

•	regulatory accounting;

•	revenue recognition;

•	derivative instruments and hedging activities;

•	pensions and postretirement benefits;

•	income taxes;

•	environmental contingencies; and

•	impairment of long-lived assets.

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

Based on current accounting and regulatory competitive conditions, we believe it is reasonable to expect continued application of regulatory accounting for our utility activities. Further, it is reasonable to expect the recovery or refund of our regulatory assets and liabilities at December 31, 2015 through future customer rates. If we should determine all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then we would be required to write-off the net unrecoverable balances against earnings in the period such determination is made. The net balance in regulatory asset and liability accounts as of December 31, 2015 and 2014 was an asset of $70.7 million and $101.2 million, respectively. See Note 2.

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

Accrued Unbilled Revenue
For a description of our policy regarding accrued unbilled revenue for both the utility and non-utility revenues, see Note 2. The following table presents changes in key metrics if the estimated percentage of unbilled volume at December 31 was adjusted up or down by 1%:

2015
In millions	Up 1%	Down 1%
Unbilled revenue increase (decrease)	$0.5	$(0.5)
Utility margin increase (decrease)(1)	—	—
Net income increase (decrease)	—	—

(1)	Includes impact of regulatory mechanisms including decoupling mechanism.

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

Derivative instruments are recorded on our balance sheet at fair value. If certain regulatory conditions are met, then the derivative instrument fair value is recorded together with an offsetting entry to a regulatory asset or liability account pursuant to regulatory accounting (see Note 2, "Industry Regulation"), and no unrealized gain or loss is recognized in current income. The gain or loss from the fair value of a derivative instrument subject to regulatory deferral is included in the recovery from, or refund to, utility customers in future periods (see "Regulatory Accounting", above). If a derivative contract is not subject to regulatory deferral, then the accounting treatment for unrealized gains and losses is recorded in accordance with accounting standards for derivatives and hedging (see Note 2, "Derivatives” and "Industry Regulation") which is either in current income or in accumulated other comprehensive income or loss (AOCI or AOCL). Our derivative contracts outstanding at December 31, 2015 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data. Our estimate of fair value may change significantly from period-to-period depending on market conditions and prices. These changes may have an impact on our results of operations, but the impact would largely be mitigated due to the majority of our derivative activities being subject to regulatory deferral treatment. For estimated fair value of unrealized gains and losses, see Note 13.

The following table summarizes the amount of gains and losses realized from commodity price transactions for the last three years:

In millions	2015	2014	2013
Net utility gain (loss) on:
Commodity
Swaps	$(37.7)	$10.5	$(11.0)
Options	—	—	—
Total net gain (loss) realized	$(37.7)	$10.5	$(11.0)

Realized gains and losses from commodity hedges shown above were recorded as decreases or increases to cost of gas, respectively, and were included in our annual PGA rates.

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

In 2011, we received regulatory approval from the OPUC and began deferring a portion of our pension expense above or below the amount set in rates to a regulatory balancing account on the balance sheet. At December 31, 2015, the cumulative amount deferred for future pension cost recovery was $43.7 million. The regulatory balancing account includes the recognition of accrued interest on the account balance at the utility's authorized rate of return, with the equity portion of this interest being deferred until amounts are collected in rates.

A number of factors, as discussed above, are considered in developing pension and postretirement benefit assumptions. For the December 31, 2015 measurement date, we reviewed and updated the following key assumptions:

•
our weighted-average discount rate assumptions for pensions went from 3.85% for 2014 to 4.21% for 2015, and our weighted-average discount rate assumptions for other postretirement benefits went from 3.74% for 2014 to 4.00% for 2015. The new rate assumptions were determined for each plan based on a matching of benchmark interest rates to the estimated cash flows, which reflect the timing and amount of future benefit payments. Benchmark interest rates are drawn from the Citigroup Above Median Curve, which consists of high quality bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s;

•	our expected annual rate of future compensation increases, which decreased slightly to a range of 3.25% to 4.50%;

•	our expected long-term return on qualified defined benefit plan assets, which remained unchanged at a rate of 7.50%;

•
our mortality rate assumptions were updated to the new Society of Actuaries Scale MP-2015, which projects a mortality detriment compared to the previous table used, thereby decreasing benefit plan liabilities; and

•	other key assumptions, which were based on actual plan experience and actuarial recommendations.

At December 31, 2015, our net pension liability (benefit obligations less market value of plan assets) for the qualified defined benefit plan decreased $9.5 million compared to 2014. The decrease in our net pension liability is primarily due to the $39.4 million decrease in our pension benefit obligation, offset by a decrease of $29.8 million in plan assets. The liability for non-qualified plans decreased $2.3 million, and the liability for other postretirement benefits decreased $1.0 million in 2015.

We determine the expected long-term rate of return on plan assets by averaging the expected earnings for the target asset portfolio. In developing our expected return, we analyze historical actual performance and long-term return projections, which gives consideration to the current asset mix and our target asset allocation. As of December 31, 2015, the actual annualized returns on plan assets, net of management fees, for the past one-year, five-years, and 10-years were (3.2%), 4.7%, and 4.0%, respectively.

We believe our pension assumptions to be appropriate based on plan design and an assessment of market conditions. However, the following shows the sensitivity of our retirement benefit costs and benefit obligations to changes in certain actuarial assumptions:

Dollars in millions	Change in Assumption	Impact on 2015 Retirement Benefit Costs	Impact on Retirement Benefit Obligations at Dec. 31, 2015
Discount rate:	(0.25)%
Qualified defined benefit plans		$1.3	$14.4
Non-qualified plans		—	1.0
Other postretirement benefits		0.1	1.0
Expected long-term return on plan assets:	(0.25)
Qualified defined benefit plans		0.7	N/A

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

Income Taxes

Valuation Allowances
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The most significant deferred tax asset currently recorded is for alternative minimum tax credits. We have determined that we are more likely than not to realize all recorded deferred tax assets as of December 31, 2015. See Note 9.
Uncertain Tax Benefits
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. A tax benefit from a material uncertain tax position will only be recognized when it is more likely than not that the position, or some portion thereof, will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. The Company participates in the Compliance Assurance Process (CAP) with the Internal Revenue Service (IRS). Under the CAP program the Company works with the IRS to identify and resolve material tax matters before the federal income tax return is filed each year. No reserves for uncertain tax benefits were recorded during 2013, 2014, or 2015. See Note 9.
Regulatory Matters
Regulatory tax assets and liabilities are recorded to the extent we believe they will be recoverable from, or refunded to, customers in future rates. At December 31, 2015 and 2014, we have regulatory income tax assets of $47.4 million and $51.8 million, respectively, representing future rate recovery of deferred tax liabilities resulting from differences in utility plant financial statement and tax basis and utility plant removal costs. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates. See Note 2.
Tax Legislation
When significant proposed or enacted changes in income tax rules occur we consider whether there may be a material impact to our financial position, results of operations, cash flows, or whether the changes could materially affect existing assumptions used in making estimates of tax related balances.

The final tangible property regulations applicable to all taxpayers were issued on September 13, 2013 and were generally effective for taxable years beginning on or after January 1, 2014. In addition, procedural guidance related to the regulations was issued under which taxpayers may make accounting method changes to comply with the regulations. We have evaluated the regulations and do not anticipate any material impact. However, unit-of-property guidance applicable to natural gas distribution networks has not yet been issued and is expected in 2016. We will further evaluate the effect of these regulations after this guidance is issued, but believe our current method is materially consistent with the new regulations and do not expect these regulations to have a material effect on our financial statements.
The Federal Protecting Americans From Tax Hikes Act of 2015 became law on December 17, 2015 and extended federal bonus depreciation through 2019. See "Financial Conditions—Cash Flows" above.

Environmental Contingencies
We account for environmental liabilities in accordance with accounting standards under the loss contingency guidance when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. For a complete discussion of our environmental policy refer to Note 2. For a discussion of our current environmental sites and liabilities refer to Note 15 and "Contingent Liabilities" above. In addition, for information regarding the regulatory treatment of these costs and our regulatory recovery mechanism, see "Results of Operations—Rate Matters—Rate Mechanisms—Environmental Costs" above.

Impairment of Long-Lived Assets
We review the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment of long-lived assets include a significant adverse change in the extent or manner in which the asset is used, a significant adverse change in legal factors or business climate that could affect the value of the asset, or a significant decline in the observable market value or expected future cash flows of the asset, among others.

When such factors are present, we assess the recoverability by determining whether the carrying value of the asset will be recovered through expected future cash flows. An asset is determined to be impaired when the carrying value of the asset exceeds the expected undiscounted future cash flows from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss for the difference between the carrying value and the fair value of the long-lived assets. Fair value is estimated using appropriate valuation methodologies, which may include an estimate of discounted cash flows.
We determined there were no long-lived asset impairments in 2015; however our Gill Ranch Storage facility within our Gas Storage Segment was reviewed for impairment. The undiscounted cash flows are in excess of the carrying value of the asset and no impairment was indicated. The cash flows assume a recovery of storage pricing and the ability to contract with higher value customers. Accordingly, if storage pricing does not improve and/or new higher value customers are not obtained, future analysis may result in an impairment of these long-lived assets.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. The following describes our exposure to these risks.

Commodity Supply Risk
We enter into spot, short-term, and long-term natural gas supply contracts, along with associated pipeline transportation contracts, to manage our commodity supply risk. Historically, we have arranged for physical delivery of an adequate supply of gas, including gas in our Mist storage and off-system storage facilities, to meet expected requirements of our core utility customers. Our long-term gas supply contracts are primarily index-based and subject to monthly re-pricing, a strategy that is intended to substantially mitigate credit exposure to our physical gas counterparties. Notional amounts under physical gas contracts were $7.0 million and $4.8 million as of December 31, 2015 and 2014, respectively.

Commodity Price Risk
Natural gas commodity prices are subject to market fluctuations due to unpredictable factors including weather, pipeline transportation congestion, drilling technologies, market speculation, and other factors that affect supply and demand. We manage commodity price risk with financial swaps and physical gas reserves from a long-term investment in working interests in gas leases operated by Jonah Energy. These financial hedge contracts and gas reserves volumes are generally included in our annual PGA filing for recovery, subject to a regulatory prudence review. Notional amounts under financial derivative contracts were $95.5 million and $108.4 million as of December 31, 2015 and 2014, respectively. The fair value of financial swaps as of December 31, 2015 was an unrealized loss of $23.2 million with future cash flows of $19.8 million in 2016, $2.7 million in 2017 and $0.7 million in 2018.
Interest Rate Risk
We are exposed to interest rate risk primarily associated with new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. Interest rate risk is primarily managed through the issuance of fixed-rate debt with varying maturities. We may also enter into financial derivative instruments, including interest rate swaps, options and other hedging instruments, to manage and mitigate interest rate exposure. We did not have any interest rate swaps outstanding as of December 31, 2015 or 2014.

Foreign Currency Risk
The costs of certain pipeline and off-system storage services purchased from Canadian suppliers are subject to changes in the value of the Canadian currency in relation to the U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates for our commodity-related demand and reservation charges paid in Canadian dollars. Notional amounts under foreign currency forward contracts were $9.0 million and $12.2 million as of December 31, 2015 and 2014, respectively. If all of the foreign currency forward contracts had been settled on December 31, 2015, a loss of $0.4 million would have been realized. See Note 13.

Credit Risk
Credit Exposure to Natural Gas Suppliers
Certain gas suppliers have either relatively low credit ratings or are not rated by major credit rating agencies. To manage this supply risk, we purchase gas from a number of different suppliers at liquid exchange points. We evaluate and monitor suppliers’ creditworthiness and maintain the ability to require additional financial assurances, including deposits, letters of credit, or surety bonds, in case a supplier defaults. In the event of a supplier’s failure to deliver contracted volumes of gas, the regulated utility would need to replace those volumes at prevailing market prices, which may be higher or lower than the original transaction prices. We expect these costs would be subject to our PGA sharing mechanism discussed above. Since most of our commodity supply contracts are priced at the daily or monthly market index price tied to liquid exchange points, and we have adequate storage flexibility, we believe it is unlikely a supplier default would have a material adverse effect on our financial condition or results of operations.

Credit Exposure to Financial Derivative Counterparties Based on estimated fair value at December 31, 2015, our overall credit exposure relating to commodity contracts is considered immaterial as it reflects amounts owed to financial derivative counterparties (see table below). However, changes in natural gas prices could result in counterparties owing us money. Therefore, our financial derivatives policy requires counterparties to have at least an investment-grade credit rating at the time the derivative instrument is entered into and specific limits on the contract amount and duration based on each counterparty’s credit rating. Due to potential changes in market conditions and credit concerns, we continue to enforce strong credit requirements. We actively monitor and manage our derivative credit exposure and place counterparties on hold for trading purposes or require cash collateral, letters of credit, or guarantees as circumstances warrant. As of December 31, 2015, we do not have any actual derivative credit risk exposure for amounts financial derivative counterparties owe to us.

The following table summarizes our overall financial swap and option credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

	Financial Derivative Position by Credit Rating Unrealized Fair Value Loss
In millions	2015	2014
AA/Aa	(20.0)	(27.2)
A/A	(3.2)	(3.4)
Total	$(23.2)	$(30.6)

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

Weather Risk
We have a weather normalization mechanism in Oregon; however, we are exposed to weather risk primarily from our regulated utility business. A large percentage of our utility margin is volume driven, and current rates are based on an assumption of average weather. Our weather normalization mechanism in Oregon is for residential and commercial customers, which is intended to stabilize the recovery of our utility’s fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. Customers in Oregon are allowed to opt out of the weather normalization mechanism. As of December 31, 2015, approximately 9% of our Oregon customers had opted out. In addition to the Oregon customers opting out, our Washington residential and commercial customers account for approximately 11% of our total customer base and are not covered by weather normalization. The combination of Oregon and Washington customers not covered by a weather normalization mechanism is 20% of all residential and commercial customers. See "Results of Operations—Regulatory Matters—Rate Mechanism—Weather Normalization Tariff" above.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report.

/s/ Gregg S. Kantor
Gregg S. Kantor
Chief Executive Officer

/s/ Gregory C. Hazelton
Gregory C. Hazelton
Senior Vice President, Chief Financial Officer, and Treasurer

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northwest Natural Gas Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Northwest Natural Gas Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 26, 2016

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
In thousands, except per share data	2015	2014	2013

Operating revenues	$723,791	$754,037	$758,518

Operating expenses:
Cost of gas	327,305	365,490	373,298
Operations and maintenance	157,521	136,982	136,613
Environmental remediation	3,513	—	—
General taxes	30,281	29,407	29,956
Depreciation and amortization	80,923	79,193	75,905
Total operating expenses	599,543	611,072	615,772
Income from operations	124,248	142,965	142,746
Other income, net	7,747	1,933	4,669
Interest expense, net	42,539	44,563	45,172
Income before income taxes	89,456	100,335	102,243
Income tax expense	35,753	41,643	41,705
Net income	53,703	58,692	60,538
Other comprehensive income:
Change in employee benefit plan liability, net of taxes of ($988) for 2015, $2,857 for 2014, and ($1,304) for 2013	1,561	(4,364)	1,998
Amortization of non-qualified employee benefit plan liability, net of taxes of ($883) for 2015, ($438) for 2014, and ($608) for 2013	1,353	646	935
Comprehensive income	$56,617	$54,974	$63,471
Average common shares outstanding:
Basic	27,347	27,164	26,974
Diluted	27,417	27,223	27,027
Earnings per share of common stock:
Basic	$1.96	$2.16	$2.24
Diluted	1.96	2.16	2.24
Dividends declared per share of common stock	1.86	1.85	1.83

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2015	2014

Assets:
Current assets:
Cash and cash equivalents	$4,211	$9,534
Accounts receivable	68,228	69,818
Accrued unbilled revenue	57,987	57,963
Allowance for uncollectible accounts	(870)	(969)
Regulatory assets	69,178	68,562
Derivative instruments	2,719	243
Inventories	70,868	77,832
Gas reserves	17,094	20,020
Income taxes receivable	7,900	1,000
Deferred tax assets	—	23,785
Other current assets	34,748	34,772
Total current assets	332,063	362,560
Non-current assets:
Property, plant, and equipment	3,089,380	2,992,560
Less: Accumulated depreciation	906,717	870,967
Total property, plant, and equipment, net	2,182,663	2,121,593
Gas reserves	114,552	129,280
Regulatory assets	370,711	368,908
Derivative instruments	27	—
Other investments	68,066	68,238
Restricted cash	—	3,000
Other non-current assets	8,610	11,366
Total non-current assets	2,744,629	2,702,385
Total assets	$3,076,692	$3,064,945

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2015	2014

Liabilities and equity:
Current liabilities:
Short-term debt	$270,035	$234,700
Current maturities of long-term debt	25,000	40,000
Accounts payable	73,219	91,366
Taxes accrued	10,420	10,031
Interest accrued	5,873	6,079
Regulatory liabilities	29,927	19,105
Derivative instruments	22,092	29,894
Other current liabilities	41,148	38,235
Total current liabilities	477,714	469,410
Long-term debt	576,700	621,700
Deferred credits and other non-current liabilities:
Deferred tax liabilities	530,021	530,965
Regulatory liabilities	339,287	317,205
Pension and other postretirement benefit liabilities	223,105	236,735
Derivative instruments	3,447	3,515
Other non-current liabilities	145,446	118,094
Total deferred credits and other non-current liabilities	1,241,306	1,206,514
Commitments and contingencies (see Note 14 and Note 15)	—	—
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 27,427 and 27,284 at December 31, 2015 and 2014, respectively	383,144	375,117
Retained earnings	404,990	402,280
Accumulated other comprehensive loss	(7,162)	(10,076)
Total equity	780,972	767,321
Total liabilities and equity	$3,076,692	$3,064,945

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2012	$356,571	$382,347	$(9,291)	$729,627
Comprehensive income	—	60,538	2,933	63,471
Dividends on common stock	—	(49,204)	—	(49,204)
Tax expense from employee stock plans	(242)	—	—	(242)
Stock-based compensation	2,169	—	—	2,169
Issuance of common stock	6,051	—	—	6,051
Balance at December 31, 2013	364,549	393,681	(6,358)	751,872
Comprehensive income (loss)	—	58,692	(3,718)	54,974
Dividends on common stock	—	(50,093)	—	(50,093)
Tax expense from employee stock plans	(117)	—	—	(117)
Stock-based compensation	1,646	—	—	1,646
Issuance of common stock	9,039	—	—	9,039
Balance at December 31, 2014	375,117	402,280	(10,076)	767,321
Comprehensive income	—	53,703	2,914	56,617
Dividends on common stock	—	(50,993)	—	(50,993)
Tax expense from employee stock plans	(118)	—	—	(118)
Stock-based compensation	3,277	—	—	3,277
Issuance of common stock	4,868	—	—	4,868
Balance at December 31, 2015	$383,144	$404,990	$(7,162)	$780,972

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2015	2014	2013

Operating activities:
Net income	$53,703	$58,692	$60,538
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	80,923	79,193	75,905
Regulatory amortization of gas reserves	17,991	19,335	11,089
Deferred tax liabilities, net	26,972	24,772	46,483
Qualified defined benefit pension plan expense	5,697	4,984	5,666
Contributions to qualified defined benefit pension plans	(14,120)	(10,500)	(11,700)
Deferred environmental (expenditures) recoveries, net	(10,568)	88,849	(16,679)
Regulatory disallowance of prior environmental cost deferrals	15,000	—	—
Interest income on deferred environmental expenses	(5,322)	—	—
Amortization of environmental remediation	3,513	—	—
Other	3,709	1,853	(2,580)
Changes in assets and liabilities:
Receivables, net	2,373	14,948	(26,094)
Inventories	6,964	(17,163)	6,933
Taxes accrued	(6,541)	1,709	286
Accounts payable	(17,175)	(2,020)	7,422
Interest accrued	(206)	(1,024)	1,150
Deferred gas costs	31,918	(23,114)	(5,245)
Other, net	(10,143)	(24,857)	23,216
Cash provided by operating activities	184,688	215,657	176,390
Investing activities:
Capital expenditures	(118,320)	(120,092)	(138,924)
Utility gas reserves	(1,549)	(26,798)	(54,077)
Proceeds from sale of assets	410	175	8,638
Restricted cash	3,000	1,000	—
Other	1,161	1,392	2,231
Cash used in investing activities	(115,298)	(144,323)	(182,132)
Financing activities:
Common stock issued, net	3,875	8,986	5,964
Long-term debt issued	—	—	50,000
Long-term debt retired	(60,000)	(80,000)	—
Change in short-term debt	35,335	46,500	(2,050)
Cash dividend payments on common stock	(49,243)	(50,093)	(49,204)
Other	(4,680)	3,336	1,580
Cash (used in) provided by financing activities	(74,713)	(71,271)	6,290
(Decrease) increase in cash and cash equivalents	(5,323)	63	548
Cash and cash equivalents, beginning of period	9,534	9,471	8,923
Cash and cash equivalents, end of period	$4,211	$9,534	$9,471

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$39,634	$42,602	$44,022
Income taxes paid, net of refunds	17,306	19,445	870
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

At December 31, the amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
In thousands	2015	2014
Current:
Unrealized loss on derivatives(1)	$22,092	$29,889
Gas costs	8,717	21,794
Environmental costs(2)	9,270	—
Decoupling(3)	18,775	7,505
Other(4)	10,324	9,374
Total current	$69,178	$68,562
Non-current:
Unrealized loss on derivatives(1)	$3,447	$3,515
Pension balancing(5)	43,748	32,541
Income taxes	43,049	47,427
Pension and other postretirement benefit liabilities	184,223	201,845
Environmental costs(2)	76,584	58,859
Gas costs	1,949	5,971
Other(4)	17,711	18,750
Total non-current	$370,711	$368,908

	Regulatory Liabilities
In thousands	2015	2014
Current:
Gas costs	$14,157	$5,700
Unrealized gain on derivatives(1)	2,659	240
Other(4)	13,111	13,165
Total current	$29,927	$19,105
Non-current:
Gas costs	$8,869	$2,507
Unrealized gain on derivatives(1)	27	—
Accrued asset removal costs(6)	327,047	311,238
Other(4)	3,344	3,460
Total non-current	$339,287	$317,205

(1)
Unrealized gains or losses on derivatives are non-cash items and, therefore, do not earn a rate of return or a carrying charge. These amounts are recoverable through utility rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.

(2)
Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, we earn a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. We also accrue a carrying charge on insurance proceeds for amounts owed to customers. In Washington, a carrying charge related to deferred amounts will be determined in a future proceeding. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5 million base rate rider. The amounts allocable to Oregon are recoverable through utility rates, subject to an earnings test. See Note 15.

(3)	This deferral represents the margin adjustment resulting from differences between actual and expected volumes.

(4)	These balances primarily consist of deferrals and amortizations under approved regulatory mechanisms. The accounts being amortized typically earn a rate of return or carrying charge.

(5)
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

(6)	Estimated costs of removal on certain regulated properties are collected through rates. See "Accounting Policies—Plant, Property, and Accrued Asset Removal Costs" below.

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

We believe all costs incurred and deferred at December 31, 2015 are prudent. We annually review all regulatory assets and liabilities for recoverability and more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then we would be required to write off the net unrecoverable balances in the period such determination is made.

Environmental Regulatory Accounting
On February 20, 2015, the OPUC issued an Order (2015 Order) addressing outstanding implementation items related to the Site Remediation and Recovery Mechanism (SRRM). Under the Order, $15 million of $95 million in total environmental remediation expenses deferred through 2012 were disallowed. The OPUC found the $95 million to be prudent but disallowed the $15 million from rate recovery based on its determination of how an earnings test should apply to years between 2003 and 2012, with adjustments for other factors the OPUC deemed relevant. We recognized the $15 million pre-tax disallowance, or $9.1 million after-tax charge, during the first quarter of 2015. The charge was recorded in operations and maintenance expense. Also, as a result of the order, we recognized $5.3 million pre-tax of interest income related to the equity earnings on our deferred environmental expenses.

On January 27, 2016, the OPUC issued an Order addressing the outstanding issues. In November 2015, we began collecting revenues from customers through the SRRM. These collections are included in utility operating revenues and are offset by environmental remediation expense included in operating expense. See Note 15 and Note 16 regarding our SRRM.

New Accounting Standards

Recently Adopted Accounting Pronouncement
PRESENTATION OF DEFERRED TAXES. On November 20, 2015, the FASB (Financial Accounting Standards Board) issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." The ASU requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The new requirements are effective for us beginning January 1, 2017 and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have early adopted the change in accounting principle on a prospective basis, and it is reflected within our consolidated balance sheet for the period ended December 31, 2015. Prior periods were not retrospectively adjusted.
Recently Issued Accounting Pronouncements
BENEFIT PLAN ACCOUNTING. On July 31, 2015, the FASB issued ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans, Defined Contribution Pension Plans, and Health and Welfare Benefit Plans." The ASU outlines a three part update. Only part two of the update is applicable for us, which simplifies the investment disclosure requirements for employee benefit plans by allowing certain disclosures at an aggregated level, reducing the number of ways assets must be grouped and analyzed, and no longer requiring investment strategy disclosures for certain investments. The new requirements are effective for us beginning January 1, 2016, with early adoption permitted. We will be required to apply the disclosure guidance retrospectively and do not expect the ASU to materially affect our financial statements and disclosures.

FAIR VALUE MEASUREMENT. On May 1, 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)." The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements are effective for us beginning January 1, 2016 with retrospective application to all periods presented required and early adoption permitted. We do not expect the ASU to materially affect our financial statements and disclosures.

INTANGIBLES - GOODWILL AND OTHER - INTERNAL-USE SOFTWARE. On April 15, 2015 the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." The ASU provides customers guidance on how to determine whether a cloud computing arrangement includes a software license. The new requirements are effective for us beginning January 1, 2016. The ASU can be applied prospectively or retrospectively and early adoption is permitted. We intend to apply the guidance prospectively and do not expect the ASU to materially affect our financial statements and disclosures.

DEBT ISSUANCE COSTS. On April 7, 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the associated debt liability. The new requirements are effective for us beginning January 1, 2016. The new guidance will be applied on a retrospective basis. We do not expect the ASU to materially affect our financial statements and disclosures.

REVENUE RECOGNITION. On May 28, 2014, the FASB issued ASU 2014-09 "Revenue From Contracts with Customers." The underlying principle of the guidance requires entities to recognize revenue depicting the transfer of goods or services to customers at amounts the entity is expected to be entitled to in exchange for those goods or services. The model provides a five-step approach to revenue recognition: (1) identify the contract(s) with the customer; (2) identify the separate performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new requirements prescribe either a full retrospective or simplified transition adoption method. On August 12, 2015, the FASB deferred the effective date by one year to January 1, 2018 for annual reporting periods beginning after December 15, 2017. The FASB also permitted early adoption of the standard, but not before the original effective date of January 1, 2017. We are currently assessing the effect of this standard on our financial statements and disclosures.

Accounting Policies

Plant, Property, and Accrued Asset Removal Costs
Plant and property are stated at cost, including capitalized labor, materials and overhead. In accordance with regulatory accounting standards, the cost of acquiring and constructing long-lived plant and property generally includes an allowance for funds used during construction (AFUDC) or capitalized interest. AFUDC represents the regulatory financing cost incurred when debt and equity funds are used for construction (see “AFUDC” below). When constructed assets are subject to market-based rates rather than cost-based rates, the financing costs incurred during construction are included in capitalized interest in accordance with U.S. GAAP, not as regulatory financing costs under AFUDC.

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

The costs of utility plant retired or otherwise disposed of are removed from utility plant and charged to accumulated depreciation for recovery or refund through future rates. Gains from the sale of regulated assets are generally deferred and refunded to customers. For non-utility assets, we record a gain or loss upon the disposal of the property, and the gain or loss is recorded in operating income in the consolidated statements of comprehensive income.

Our provision for depreciation of utility property, plant, and equipment is recorded under the group method on a straight-line basis with rates computed in accordance with depreciation studies approved by regulatory authorities. The weighted-average depreciation rate for utility assets in service was approximately 2.8% for 2015, 2014, and 2013, reflecting the approximate weighted-average economic life of the property. This includes 2015 weighted-average depreciation rates for the following asset categories: 2.7% for transmission and distribution plant, 2.2% for gas storage facilities, 4.6% for general plant, and 2.7% for intangible and other fixed assets.

AFUDC. Certain additions to utility plant include AFUDC, which represents the net cost of debt and equity funds used during construction. AFUDC is calculated using actual interest rates for debt and authorized rates for ROE, if applicable. If short-term debt balances are less than the total balance of construction work in progress, then a composite AFUDC rate is used to represent interest on all debt funds, shown as a reduction to interest charges, and on ROE funds, shown as other income. While cash is not immediately recognized from recording AFUDC, it is realized in future years through rate recovery resulting from the higher utility cost of service. Our composite AFUDC rate was 0.4% in 2015, and 0.3% in 2014 and 2013, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS. We review the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Factors that would necessitate an impairment assessment of long-lived assets include a significant adverse change in the extent or manner in which the asset is used, a significant adverse change in legal factors or business climate that could affect the value of the asset, or a significant decline in the observable market value or expected future cash flows of the asset, among others.

When such factors are present, we assess the recoverability by determining whether the carrying value of the asset will be recovered through expected future cash flows. An asset is determined to be impaired when the carrying value of the asset exceeds the expected undiscounted future cash flows from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss for the difference between the carrying value and the fair value of the long-lived assets. Fair value is estimated using appropriate valuation methodologies, which may include an estimate of discounted cash flows.
We determined there were no long-lived asset impairments in 2015; however our Gill Ranch Storage facility within our Gas Storage Segment was reviewed for impairment. The undiscounted cash flows are in excess of the carrying value of the asset and no impairment was indicated. The cash flows assume a recovery of storage pricing and the ability to contract with higher value customers. Accordingly, if storage pricing does not improve and/or new higher value customers are not obtained, future analysis may result in an impairment of these long-lived assets.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. At December 31, 2015 and 2014, outstanding checks of approximately $2.5 million and $5.5 million, respectively, were included in accounts payable.

Revenue Recognition and Accrued Unbilled Revenue
Utility revenues, derived primarily from the sale and transportation of natural gas, are recognized upon delivery of the gas commodity or service to customers. Revenues include accruals for gas delivered but not yet billed to customers based on estimates of deliveries from meter reading dates to month end (accrued unbilled revenue). Accrued unbilled revenue is dependent upon a number of factors that require management’s judgment, including total gas receipts and deliveries, customer use by billing cycle, and weather factors. Accrued unbilled revenue is reversed the following month when actual billings occur. Our accrued unbilled revenue at December 31, 2015 and 2014 was $58.0 million.

Non-utility revenues are derived primarily from the gas storage segment. At our Mist underground storage facility, revenues are primarily firm service revenues in the form of fixed monthly reservation charges. At our Gill Ranch facility, firm storage services resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized. In addition, we also have asset management service revenue from an independent energy marketing company that optimizes commodity, storage, and pipeline capacity release transactions. Under this agreement, guaranteed asset management revenue is recognized using a straight-line, pro-rata methodology over the term of each contract. Revenues earned above the guaranteed amount are recognized as they are earned.

Revenue Taxes
Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities. Revenue taxes are included in operating revenues in the statement of comprehensive income. Revenue taxes were $18.0 million, $18.8 million, and $19.0 million for 2015, 2014, and 2013, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts
Accounts receivable consist primarily of amounts due for natural gas sales and transportation services to utility customers, plus amounts due for gas storage services. We establish an allowance for uncollectible accounts (allowance) for trade receivables, including accrued unbilled revenue, based on the aging of receivables, collection experience of past due account balances including payment plans, and historical trends of write-offs as a percent of revenues. A specific allowance is established and recorded for large individual customer receivables when amounts are identified as unlikely to be partially or fully recovered. Inactive accounts are written-off against the allowance after they are

120 days past due or when deemed uncollectible. Differences between our estimated allowance and actual write-offs will occur based on a number of factors, including changes in economic conditions, customer creditworthiness, and natural gas prices. The allowance for uncollectible accounts is adjusted quarterly, as necessary, based on information currently available.

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

Gas storage inventories, which primarily represent inventories at the Gill Ranch storage facility, mainly consist of natural gas received as fuel-in-kind from storage customers. Gas storage inventories are valued at the lower of average cost or net realizable value. Cushion gas is not included in our inventory balances, is recorded at original cost, and classified as a long-term plant asset.

Materials and supplies inventories consist of both utility and non-utility inventories and are stated at the lower of average cost or net realizable value.

Our utility and gas storage inventories totaled $59.3 million and $68.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, our materials and supplies inventories totaled $11.6 million and $9.8 million, respectively.

Gas Reserves
Gas reserves are payments to acquire and produce natural gas reserves. Gas reserves are stated at cost, adjusted for regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the balance sheet. The current portion is calculated based on expected gas deliveries within the next fiscal year. We recognize regulatory amortization of this asset on a volumetric basis calculated using the estimated gas reserves and the estimated therms extracted and sold each month. The amortization of gas reserves is recorded to cost of gas along with gas production revenues and production costs. See Note 11.

Derivatives
Derivatives are measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair value of the derivatives are recognized currently in earnings unless specific regulatory or hedge accounting criteria are met. Accounting for derivatives and hedges provides an exception for contracts intended for normal purchases and normal sales for which physical delivery is probable. In addition, certain derivative contracts are approved by regulatory authorities for recovery or refund through customer rates. Accordingly, the changes in fair value of these approved contracts are deferred as regulatory assets or liabilities pursuant to regulatory accounting principles. Our financial derivatives generally qualify for deferral under regulatory accounting. Our index-priced physical derivative contracts also qualify for regulatory deferral accounting treatment.
Derivative contracts entered into for utility requirements after the annual PGA rate has been set and during the PGA year are subject to the PGA incentive sharing mechanism. In Oregon we participate in a PGA sharing mechanism under which we are required to select either an 80% or 90% deferral of higher or lower gas costs such that the impact on current earnings from the gas cost sharing is either 20% or 10% of gas cost differences compared to PGA prices, respectively. For the PGA year in Oregon beginning November 1, 2015, we selected the 80% deferral of gas cost differences, and for the PGA years in Oregon beginning November 1, 2014, and 2013, we selected a 90% deferral of gas cost differences. In Washington, 100% of the differences between the PGA prices and actual gas costs are deferred. See Note 13.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the enactment date period unless a regulatory Order specifies deferral of the effect of the change in tax rates over a longer period of time.
Deferred income tax assets and liabilities are also recognized for temporary differences where the deferred income tax benefits or expenses have previously been flowed through in the ratemaking process of the regulated utility. Regulatory tax assets and liabilities are recorded on these deferred tax assets and liabilities to the extent the Company believes they will be recoverable from or refunded to customers in future rates. At December 31, 2015 and 2014, regulatory income tax assets of $47.4 million and $51.8 million, respectively, were recorded, a portion of which is recorded in current assets. These regulatory income tax assets primarily represent future rate recovery of deferred tax liabilities, resulting from differences in utility plant financial statement and tax bases and utility plant removal costs, which were previously flowed through for rate making purposes and to take into account the additional future taxes, which will be generated by that recovery. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates.
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

3. EARNINGS PER SHARE

Basic earnings per share are computed using net income and the weighted average number of common shares outstanding for each period presented. Diluted earnings per share are computed in the same manner, except it uses the weighted average number of common shares outstanding plus the effects of the assumed exercise of stock options and the payment of estimated stock awards from other stock-based compensation plans that are outstanding at the end of each period presented. Antidilutive stock awards are excluded from the calculation of diluted earnings per common share. Diluted earnings per share are calculated as follows:

In thousands, except per share data	2015	2014	2013
Net income	$53,703	$58,692	$60,538
Average common shares outstanding - basic	27,347	27,164	26,974
Additional shares for stock-based compensation plans (See Note 6)	70	59	53
Average common shares outstanding - diluted	27,417	27,223	27,027
Earnings per share of common stock - basic	$1.96	$2.16	$2.24
Earnings per share of common stock - diluted	$1.96	$2.16	$2.24
Additional information:
Antidilutive shares	12	18	26

4. SEGMENT INFORMATION

We primarily operate in two reportable business segments: local gas distribution and gas storage. We also have other investments and business activities not specifically related to one of these two reporting segments, which are aggregated and reported as other. We refer to our local gas distribution business as the utility, and our gas storage segment and other as non-utility. Our utility segment also includes the utility portion of our Mist underground storage facility in Oregon and NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp. Our gas storage segment includes NWN Gas Storage, which is a wholly-owned subsidiary of NWN Energy, Gill Ranch, which is a wholly-owned subsidiary of NWN Gas Storage, the non-utility portion of Mist, and all third-party asset management services. Other includes NNG Financial and NWN Energy's equity investment in TWH, which is pursuing development of a cross-Cascades transmission pipeline project.

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

Mist Gas Storage Facility
Earnings from non-utility assets at our Mist facility in Oregon are primarily related to firm storage capacity revenues. Earnings for the Mist facility also include revenue, net of amounts shared with utility customers, from management of utility assets at Mist and upstream capacity when not needed to serve utility customers. We retain 80% of the pre-tax income from these services when the costs of the capacity have not been included in utility rates, or 33% of the pre-tax income when the costs have been included in utility rates. The remaining 20% and 67%, respectively, are recorded to a deferred regulatory account for crediting back to utility customers.

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

Other
We have non-utility investments and other business activities, which are aggregated and reported as other. Other primarily consists of an equity method investment in TWH, which was formed to build and operate an interstate gas transmission pipeline in Oregon (TWP) and other pipeline assets in NNG Financial. For more information on TWP, see Note 12. Other also includes some corporate operating and non-operating revenues and expenses that cannot be allocated to utility operations.

NNG Financial's assets primarily consist of an active, wholly-owned subsidiary which owns a 10% interest in an 18-mile interstate natural gas pipeline. NNG Financial’s total assets were $0.7 million and $0.8 million at December 31, 2015 and 2014, respectively.

Segment Information Summary
Inter-segment transactions were insignificant for the periods presented. The following table presents summary financial information concerning the reportable segments:

In thousands	Utility	Gas Storage	Other	Total
2015
Operating revenues	$702,210	$21,356	$225	$723,791
Depreciation and amortization	74,410	6,513	—	80,923
Income from operations	119,215	5,032	1	124,248
Net income	53,391	174	138	53,703
Capital expenditures	115,272	3,048	—	118,320
Total assets at December 31, 2015	2,800,018	261,750	14,924	3,076,692
2014
Operating revenues	$731,578	$22,235	$224	$754,037
Depreciation and amortization	72,660	6,533	—	79,193
Income from operations	138,711	3,987	267	142,965
Net income (loss)	58,587	(364)	469	58,692
Capital expenditures	117,322	2,770	—	120,092
Total assets at December 31, 2014	2,775,011	273,813	16,121	3,064,945
2013
Operating revenues	$727,182	$31,112	$224	$758,518
Depreciation and amortization	69,420	6,485	—	75,905
Income from operations	128,066	14,669	11	142,746
Net income	54,920	5,569	49	60,538
Capital expenditures	137,466	1,458	—	138,924
Total assets at December 31, 2013	2,644,367	310,097	16,447	2,970,911

Utility Margin
Utility margin is a financial measure consisting of utility operating revenues, which are reduced by revenue taxes, the associated cost of gas, and environmental recovery revenues. The cost of gas purchased for utility customers is generally a pass-through cost in the amount of revenues billed to regulated utility customers. Environmental recovery revenues represent collections received from customers through our environmental recovery mechanism in Oregon. These collections are offset by the amortization of environmental liabilities, which is presented as environmental remediation expense in our operating expenses. By subtracting cost of gas and environmental remediation expense from utility operating revenues, utility margin provides a key metric used by our chief operating decision maker in assessing the performance of the utility segment. The gas storage segment and other emphasize growth in operating revenues as opposed to margin because they do not incur a product cost (i.e. cost of gas sold) like the utility and, therefore, use operating revenues and net income to assess performance.

The following table presents additional segment information concerning utility margin:

In thousands	2015	2014	2013
Utility margin calculation:
Utility operating revenues (1)	$702,210	$731,578	$727,182
Less: Utility cost of gas	327,305	365,490	373,298
Environmental remediation expense	3,513	—	—
Utility margin	$371,392	$366,088	$353,884

(1)
Utility operating revenues include environmental recovery revenues, which are collections received from customers through our environmental recovery mechanism in Oregon, offset by environmental remediation expense.

5. COMMON STOCK

Common Stock
As of December 31, 2015 and 2014, we had 100 million shares of common stock authorized. As of December 31, 2015, we had reserved 78,857 shares for issuance of common stock under the Employee Stock Purchase Plan (ESPP) and 297,879 shares under our Dividend Reinvestment and Direct Stock Purchase Plan (DRPP). At the Company's election, shares sold through our DRPP may be purchased in the open market or through original issuance of shares reserved for issuance under the DRPP. In July 2015 we moved DRPP to open market purchases.

The Restated Stock Option Plan (SOP) was terminated with respect to new grants in 2012; however, options granted before the Restated SOP was terminated will remain outstanding until the earlier of their expiration, forfeiture, or exercise. There were 352,688 options outstanding at December 31, 2015, which were granted prior to termination of the plan.

Stock Repurchase Program
We have a share repurchase program under which we may purchase our common shares on the open market or through privately negotiated transactions. We currently have Board authorization through May 2016 to repurchase up to an aggregate of the greater of 2.8 million shares or $100 million. No shares of common stock were repurchased pursuant to this program during the year ended December 31, 2015. Since the plan’s inception in 2000, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

Summary of Changes in Common Stock
The following table shows the changes in the number of shares of our common stock issued and outstanding:

In thousands	Shares
Balance, December 31, 2012	26,917
Sales to employees under ESPP	16
Stock-based compensation	42
Sales to shareholders under DRPP	100
Balance, December 31, 2013	27,075
Sales to employees under ESPP	24
Stock-based compensation	83
Sales to shareholders under DRPP	102
Balance, December 31, 2014	27,284
Sales to employees under ESPP	19
Stock-based compensation	78
Sales to shareholders under DRPP	46
Balance, December 31, 2015	27,427

6. STOCK-BASED COMPENSATION

Our stock-based compensation plans are designed to promote stock ownership in NW Natural by employees and officers. These compensation plans include a Long-Term Incentive Plan (LTIP), an ESPP, and a Restated SOP.

Long-Term Incentive Plan
The LTIP is intended to provide a flexible, competitive compensation program for eligible officers and key employees. Under the LTIP, shares of common stock are authorized for equity incentive grants in the form of stock, restricted stock, restricted stock units, stock options, or performance shares. An aggregate of 850,000 shares were authorized for issuance as of December 31, 2015. Shares awarded under the LTIP may be purchased on the open market or issued as original shares.

Of the 850,000 shares of common stock authorized for LTIP awards at December 31, 2015, there were 186,979 shares available for issuance under any type of award and 250,000 shares available for option grants. This assumes market, performance, and service based grants currently outstanding are awarded at the target level. There were no outstanding grants of restricted stock or stock options under the LTIP at December 31, 2015 or 2014. The LTIP stock awards are compensatory awards for which compensation expense is based on the fair value of stock awards, with expense being recognized over the performance and vesting period of the outstanding awards.

Performance Shares
Since the LTIP’s inception in 2001, performance shares, which incorporate market, performance, and service-based factors, have been granted annually with three-year performance periods. The following table summarizes performance share expense information:

Dollars in thousands	Shares(1)	Expense During Award Year(2)	Total Expense for Award
Estimated award:
2013-2015 grant(3)	8,465	$312	$1,240
Actual award:
2012-2014 grant	8,621	582	1,821
2011-2013 grant	9,819	390	960

(1)
In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.

(2)	Amount represents the expense recognized in the third year of the vesting period noted above.

(3)
This represents the estimated number of shares to be awarded as of December 31, 2015 as certain performance share measures had been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2016.

The aggregate number of performance shares granted and outstanding at the target and maximum levels were as follows:

Dollars in thousands	Performance Share Awards Outstanding		2015	Cumulative Expense
Performance Period	Target	Maximum	Expense	December 31, 2015
2013-15	34,100	68,200	$312	$1,240
2014-16	39,725	79,450	632	1,250
2015-17	43,950	87,900	853	853
Total	117,775	235,550	$1,797

For the 2013-2015 performance period, awards will be based on total shareholder return (TSR factor) relative to a peer group of gas distribution companies over the three-year performance period and on performance results achieved relative to specific core and non-core strategies (strategic factor). In addition to the TSR and strategic factors, the 2014-2016 and 2015-2017 performance period awards also included weighting for EPS and Return on Invested Capital (ROIC) factors. Compensation expense is recognized in accordance with accounting standards for stock-based compensation and calculated based on performance levels achieved and an estimated fair value using the Monte-Carlo method. The weighted-average grant date fair value of unvested shares at December 31, 2015 and 2014 was $49.09 and $42.06 per share, respectively. The weighted-average grant date fair value of shares vested during the year was $46.64 per share and for shares granted during the year was $51.78 per share. As of December 31, 2015, there was $2.3 million of unrecognized compensation expense related to the unvested portion of performance awards expected to be recognized through 2017.

Restricted Stock Units
In 2012, the Company began granting RSUs under the LTIP instead of stock options under the Restated SOP.  Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of 4 years from the grant date. Upon vesting, the RSU holder is issued one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of an RSU is equal to the closing market price of the Company's common stock on the grant date. During 2015, total RSU expense was $1.3 million compared to $0.9 million in 2014. As of December 31, 2015, there was $2.6 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2019.

Information regarding the RSU activity is summarized as follows:

	Number of RSUs	Weighted - Average Price Per RSU
Nonvested, December 31, 2012	24,864	$47.57
Granted	25,748	45.38
Vested	(5,455)	48.01
Forfeited	(590)	46.58
Nonvested, December 31, 2013	44,567	46.27
Granted	38,765	42.19
Vested	(12,060)	46.52
Forfeited	(478)	45.47
Nonvested, December 31, 2014	70,794	44.00
Granted	37,264	46.29
Vested	(19,003)	44.81
Forfeited	(468)	44.99
Nonvested, December 31, 2015	88,587	44.78

Restated Stock Option Plan
The Restated SOP was terminated for new option grants in 2012; however, options granted before the plan terminated will remain outstanding until the earlier of their expiration, forfeiture, or exercise. Any new grants of stock options would be made under the LTIP.

Options under the Restated SOP were granted to officers and key employees designated by a committee of our Board of Directors. All options were granted at an option price equal to the closing market price on the date of grant and may be exercised for a period up to 10 years and seven days from the date of grant. Option holders may exchange shares they have owned for at least 6 months, valued at the current market price, to purchase shares at the option price.

Information regarding the Restated SOP activity is summarized as follows:

	Option Shares	Weighted - Average Price Per Share	Intrinsic Value (In millions)
Balance outstanding, December 31, 2012	529,925	$42.22	$1.3
Exercised	(33,800)	32.16	0.3
Forfeited	(3,975)	43.72	n/a
Balance outstanding, December 31, 2013	492,150	42.89	0.6
Exercised	(69,662)	39.82	0.5
Forfeited	(6,400)	43.59	n/a
Balance outstanding, December 31, 2014	416,088	43.40	2.7
Exercised	(62,900)	39.96	0.5
Forfeited	(500)	45.74	n/a
Balance outstanding and exercisable, December 31, 2015	352,688	44.00	2.3

During 2015, cash of $2.5 million was received for stock options exercised and $0.1 million related tax expense was recognized. During 2015, 2014, and 2013, the total fair value of options that vested was $0.2 million, $0.4 million and $0.5 million, respectively. The weighted average remaining life of options exercisable and outstanding at December 31, 2015 was 3.6 years.

Employee Stock Purchase Plan
The ESPP allows employees to purchase common stock at 85% of the closing price on the trading day immediately preceding the initial offering date, which is set annually. Each eligible employee may purchase up to $21,227 worth of stock through payroll deductions over a 12-month period, with shares issued at the end of the 12-month subscription period.

Stock-Based Compensation Expense
Stock-based compensation expense is recognized as operations and maintenance expense or is capitalized as part of construction overhead. The following table summarizes the financial statement impact of stock-based compensation under our LTIP, Restated SOP and ESPP:

In thousands	2015	2014	2013
Operations and maintenance expense, for stock-based compensation	$2,673	$2,309	$1,876
Income tax benefit	(1,012)	(861)	(765)
Net stock-based compensation effect on net income	$1,661	$1,448	$1,111
Amounts capitalized for stock-based compensation	$661	$597	$331

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

In the fourth quarter of 2015, we entered into a short-term credit facility loan totaling $50 million, as a short-term bridge through our peak heating season, which was repaid on February 4, 2016.

At December 31, 2015, total short-term debt outstanding was $270 million, which includes $220 million of commercial paper and a $50 million credit facility. At December 31, 2014 total short-term debt outstanding was $234.7 million, which was comprised entirely of commercial paper. The weighted average interest rate at December 31, 2015 and 2014 was 0.6% and 0.4%, respectively.

The carrying cost of our commercial paper approximates fair value using Level 2 inputs, due to the short-term nature of the notes. See Note 2 for a description of the fair value hierarchy. At December 31, 2015, our commercial paper had a maximum maturity of 77 days and an average maturity of 36 days.

We have a $300 million credit agreement, with a feature that allows us to request increases in the total commitment amount up to a maximum amount of $450 million. The maturity of the agreement is December 20, 2019. We have a letter of credit of $100 million. Any principal and unpaid interest owed on borrowings under the agreement is due and payable on or before the expiration date. There were no outstanding balances under the agreement and no letters of credit issued or outstanding at December 31, 2015 and 2014.

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

The credit agreement also requires us to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at December 31, 2015 and 2014.

Long-Term Debt
The issuance of first mortgage bonds (FMBs), which includes our medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by eligible property, adjusted net earnings and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on substantially all of our utility property.

Maturities and Outstanding Long-Term Debt
Retirement of long-term debt for each of the 12-month periods through December 31, 2020 and thereafter are as follows:

In thousands
Year
2016	$25,000
2017	40,000
2018	22,000
2019	30,000
2020	75,000
Thereafter	409,700

The following table presents our debt outstanding as of December 31:

In thousands	2015	2014
First Mortgage Bonds
4.70 % Series B due 2015	—	40,000
5.15 % Series B due 2016	25,000	25,000
7.00 % Series B due 2017	40,000	40,000
6.60 % Series B due 2018	22,000	22,000
8.31 % Series B due 2019	10,000	10,000
7.63 % Series B due 2019	20,000	20,000
5.37 % Series B due 2020	75,000	75,000
9.05 % Series A due 2021	10,000	10,000
3.176 % Series B due 2021	50,000	50,000
3.542% Series B due 2023	50,000	50,000
5.62 % Series B due 2023	40,000	40,000
7.72 % Series B due 2025	20,000	20,000
6.52 % Series B due 2025	10,000	10,000
7.05 % Series B due 2026	20,000	20,000
7.00 % Series B due 2027	20,000	20,000
6.65 % Series B due 2027	19,700	19,700
6.65 % Series B due 2028	10,000	10,000
7.74 % Series B due 2030	20,000	20,000
7.85 % Series B due 2030	10,000	10,000
5.82 % Series B due 2032	30,000	30,000
5.66 % Series B due 2033	40,000	40,000
5.25 % Series B due 2035	10,000	10,000
4.00 % due 2042	50,000	50,000
	601,700	641,700
Subsidiary Senior Secured Debt
Gill Ranch debt due 2016	—	20,000
	601,700	661,700
Less: Current maturities	25,000	40,000
Total long-term debt	$576,700	$621,700

Subsidiary Senior Secured Debt
On December 18, 2015, Gill Ranch repaid $20 million of fixed-rate senior secured debt outstanding with an interest rate of 7.75%, which included a make whole interest provision using available cash and cash flows from operations, including cash from intercompany receivables.

Retirements of Long-Term Debt
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

The following table provides an estimate of the fair value of our long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2015	2014
Carrying amount	$601,700	$661,700
Estimated fair value	667,168	756,808

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

The following table provides a reconciliation of the changes in benefit obligations and fair value of plan assets, as applicable, for the pension and other postretirement benefit plans, excluding the Retirement K Savings Plan, and a summary of the funded status and amounts recognized in the consolidated balance sheets as of December 31:

	Postretirement Benefit Plans
	Pension Benefits		Other Benefits
In thousands	2015	2014	2015	2014
Reconciliation of change in benefit obligation:
Obligation at January 1	$487,278	$391,089	$32,072	$28,754
Service cost	8,267	7,213	527	483
Interest cost	18,360	18,198	1,179	1,252
Plan amendments(1)	—	—	(3,435)	—
Net actuarial (gain) loss	(32,354)	90,710	2,724	3,454
Benefits paid	(35,923)	(19,932)	(2,018)	(1,871)
Obligation at December 31	$445,628	$487,278	$31,049	$32,072

Reconciliation of change in plan assets:
Fair value of plan assets at January 1	$279,164	$267,062	$—	$—
Actual return on plan assets	(9,599)	19,957	—	—
Employer contributions	15,696	12,077	2,018	1,871
Benefits paid	(35,923)	(19,932)	(2,018)	(1,871)
Fair value of plan assets at December 31	$249,338	$279,164	$—	$—
Funded status at December 31	$(196,290)	$(208,114)	$(31,049)	$(32,072)

(1)
We amended our qualified defined benefit pension plan to establish a health retirement account (HRA) plan for participants. The HRA plan permits participants to obtain reimbursement of health care expenses on a nontaxable basis, and the amendment is effective April 1, 2016.

Our qualified defined benefit pension plan has an aggregate benefit obligation of $411.8 million and $451.2 million at December 31, 2015 and 2014, respectively, and fair values of plan assets of $249.3 million and $279.2 million, respectively.

The following table presents amounts realized through regulatory assets or in other comprehensive loss (income) for the years ended December 31:

	Regulatory Assets						Other Comprehensive Loss (Income)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
In thousands	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net actuarial loss (gain)	$419	$83,027	$(51,892)	$2,724	$3,454	$(4,283)	$(2,549)	$7,221	$(3,302)
Amortization of:
Prior service cost	(230)	(230)	(230)	(197)	(197)	(197)	—	7	7
Actuarial loss	(16,372)	(9,823)	(16,744)	(554)	(221)	(733)	(2,236)	(1,091)	(1,550)
Total	$(16,183)	$72,974	$(68,866)	$1,973	$3,036	$(5,213)	$(4,785)	$6,137	$(4,845)

The following table presents amounts recognized in regulatory assets and accumulated other comprehensive loss (AOCL) at December 31:

	Regulatory Assets				AOCL
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
In thousands	2015	2014	2015	2014	2015	2014
Prior service cost (credit)	$406	$637	$(3,143)	$488	$1	$2
Net actuarial loss	176,894	192,846	10,067	7,898	11,870	16,604
Total	$177,300	$193,483	$6,924	$8,386	$11,871	$16,606

The following table presents amounts recognized in AOCL and the changes in AOCL related to our non-qualified employee benefit plans:

	Year Ended December 31,
In thousands	2015	2014
Beginning balance	$(10,076)	$(6,358)
Amounts reclassified to AOCL	2,549	(7,221)
Amounts reclassified from AOCL:
Amortization of prior service costs	—	(7)
Amortization of actuarial losses	2,236	1,091
Total reclassifications before tax	4,785	(6,137)
Tax (benefit) expense	(1,871)	2,419
Total reclassifications for the period	2,914	(3,718)
Ending balance	$(7,162)	$(10,076)

In 2016, an estimated $13.3 million will be amortized from regulatory assets to net periodic benefit costs, consisting of $13.5 million of actuarial losses, and $0.2 million of prior service credits. A total of $1.3 million will be amortized from AOCL to earnings related to actuarial losses in 2016.

Our assumed discount rate for the pension plan and other postretirement benefit plans was determined independently based on the Citigroup Above Median Curve (discount rate curve), which uses high quality corporate bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s. The discount rate curve was applied to match the estimated cash flows in each of our plans to reflect the timing and amount of expected future benefit payments for these plans.

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

Our investment strategy and policies for qualified pension plan assets held in the retirement trust fund were approved by our retirement committee, which is composed of senior management with the assistance of an outside investment consultant. The policies set forth the guidelines and objectives governing the investment of plan assets. Plan assets are invested for total return with appropriate consideration for liquidity, portfolio risk and return expectations. All investments are expected to satisfy the prudent investments rule under the Employee Retirement Income Security Act of 1974. The approved asset classes may include cash and short-term investments, fixed income, common stock and convertible securities, absolute and real return strategies, real estate, and investments in NW Natural securities. Plan assets may be invested in separately managed accounts or in commingled or mutual funds. Investment re-balancing takes place periodically as needed, or when significant cash flows occur, in order to maintain the allocation of assets within the stated target ranges. The retirement trust fund is not currently invested in NW Natural securities.

The following table presents the pension plan asset target allocation at December 31, 2015:

Asset Category	Target Allocation
U.S. large cap equity	18.0%
U.S. small/mid cap equity	10.0
Non-U.S. equity	18.0
Emerging markets equity	5.0
Long government/credit	20.0
High yield bonds	5.0
Emerging market debt	5.0
Real estate funds	7.0
Absolute return strategy	12.0

Our non-qualified supplemental defined benefit plan obligations were $33.8 million and $36.1 million at December 31, 2015 and 2014, respectively. These plans are not subject to regulatory deferral, and the changes in actuarial gains and losses, prior service costs and transition assets, or obligations are recognized in AOCL, net of tax until they are amortized as a component of net periodic benefit cost. These are unfunded, non-qualified plans with no plan assets; however, we indirectly fund a significant portion of our obligations with company- and trust-owned life insurance and other assets.

Our other postretirement benefit plans are unfunded plans but are subject to regulatory deferral. The actuarial gains and losses, prior service costs and transition assets or obligations for these plans are recognized as a regulatory asset.

Net periodic benefit costs consist of service costs, interest costs, the amortization of actuarial gains and losses and the expected returns on plan assets, which are based in part on a market-related valuation of assets. The market-related valuation reflects differences between expected returns and actual investment returns with the differences recognized over a three-year or less period from the year in which they occur, thereby reducing year-to-year net periodic benefit cost volatility.

The following table provides the components of net periodic benefit cost for the Company's pension and other postretirement benefit plans for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
In thousands	2015	2014	2013	2015	2014	2013
Service cost	$8,267	$7,213	$8,698	$527	$483	$656
Interest cost	18,360	18,198	16,400	1,179	1,252	1,157
Expected return on plan assets	(20,676)	(19,496)	(18,721)	—	—	—
Amortization of prior service costs	231	223	223	197	197	197
Amortization of net actuarial loss	18,609	10,914	18,294	554	221	734
Net periodic benefit cost	24,791	17,052	24,894	2,457	2,153	2,744
Amount allocated to construction	(6,834)	(4,625)	(6,712)	(808)	(702)	(856)
Amount deferred to regulatory balancing account(1)	(8,241)	(4,578)	(9,115)	—	—	—
Net amount charged to expense	$9,716	$7,849	$9,067	$1,649	$1,451	$1,888

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

The following table provides the assumptions used in measuring periodic benefit costs and benefit obligations for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Assumptions for net periodic benefit cost:
Weighted-average discount rate	3.82%	4.71%	3.84%	3.74%	4.45%	3.56%
Rate of increase in compensation	3.25-5.0%	3.25-5.0%	3.25-5.0%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.50%	7.50%	n/a	n/a	n/a
Assumptions for year-end funded status:
Weighted-average discount rate	4.21%	3.85%	4.73%	4.00%	3.74%	4.45%
Rate of increase in compensation	3.25-4.5%	3.25-5.0%	3.25-5.0%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.50%	7.50%	n/a	n/a	n/a

The assumed annual increase in health care cost trend rates used in measuring other postretirement benefits as of December 31, 2015 was 7.50% for both pre- and post-65 populations. These trend rates apply to both medical and prescription drugs. Medical costs and prescription drugs are assumed to decrease gradually each year to a rate of 4.75% by 2024.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans; however, other postretirement benefit plans have a cap on the amount of costs reimbursable from the Company. A one percentage point change in assumed health care cost trend rates would have the following effects:

In thousands	1% Increase	1% Decrease
Effect on net periodic postretirement health care benefit cost	$100	$(74)
Effect on the accumulated postretirement benefit obligation	742	(665)

We review mortality assumptions annually and will update for material changes as necessary. In 2015, we adopted the Society of Actuaries Scale MP-2015, which projects a mortality detriment compared to the previous table used, thereby decreasing benefit plan liabilities.

The following table provides information regarding employer contributions and benefit payments for the qualified pension plan, non-qualified pension plans and other postretirement benefit plans for the years ended December 31, and estimated future contributions and payments:

In thousands	Pension Benefits	Other Benefits
Employer Contributions:
2014	$12,077	$1,871
2015	15,696	2,018
2016 (estimated)	16,695	2,035
Benefit Payments:
2013	18,855	1,895
2014	19,932	1,871
2015	35,923	2,018
Estimated Future Benefit Payments:
2016	21,589	2,035
2017	22,028	2,060
2018	22,974	2,073
2019	23,950	2,132
2020	26,242	2,178
2021-2025	134,736	11,068

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

Our qualified defined benefit pension plan is currently underfunded by $162.5 million at December 31, 2015. Including the impacts of MAP-21 and HATFA, we made cash contributions totaling $14.1 million to our qualified defined benefit pension plan for 2015. During 2016, we expect to make contributions of approximately $14.5 million to this plan.

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

We made payments of $0.6 million for 2015, and as of December 31, 2015 the liability balance was $7.8 million. For 2014 and 2013, contributions to the plan were $0.4 million and $0.5 million, respectively, which was approximately 4% to 5% of the total contributions to the plan by all employer participants in those years.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Section 401(k). Employer contributions totaled $3.7 million, $3.4 million, and $2.2 million for 2015, 2014, and 2013, respectively. The Retirement K Savings Plan includes an Employee Stock Ownership Plan.

Deferred Compensation Plans
The supplemental deferred compensation plans for eligible officers and senior managers are non-qualified plans. These plans are designed to enhance the retirement savings of employees and to assist them in strengthening their financial security by providing an incentive to save and invest regularly.

Fair Value
Below is a description of the valuation methodologies used for assets measured at fair value. In cases where the pension plan is invested through a collective trust fund or mutual fund, our custodian uses the fund's market value. The custodian also provides the market values for investments directly owned.

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

NON-U.S. EQUITY. These are level 1 and 2 assets. The level 1 assets consist of directly held stocks, and the level 2 assets consist of a commingled trust where the NAV/unit price is not published but the investment can be readily disposed of at the NAV/unit price. Directly held stocks are valued at the closing price reported in the active market on which the individual security is traded, and the commingled trust is valued at the unit price of the trust. This asset class includes investments primarily in foreign equity common stocks.

EMERGING MARKETS EQUITY. This is a level 2 asset consisting of an open-end mutual fund where the NAV price is not published but the investment can be readily disposed of at the NAV. This asset class includes investments primarily in common stocks in emerging markets.

FIXED INCOME. This is a level 2 asset consisting of a mutual fund, valued at NAV, where NAV is not published, but the investment can be readily disposed of at the NAV. This asset class includes investments primarily in investment grade debt and fixed income securities.

LONG GOVERNMENT/CREDIT. These are level 1 and 2 assets. The level 1 assets consist of a fixed-income mutual fund with readily determinable fair value, including a published NAV. The level 2 assets consist of a commingled trust and directly held fixed-income securities whose values are determined by closing prices if available and by matrix prices for illiquid securities. This asset class includes long duration fixed income investments primarily in U.S. treasuries, U.S. government agencies, municipal securities, mortgage-backed securities, asset-backed securities, as well as U.S. and international investment-grade corporate bonds.

HIGH YIELD BONDS. This is a level 2 asset consisting of a limited partnership where valuation is not published but the investment can be readily disposed of at market value. This asset class includes investments primarily in high yield bonds.

EMERGING MARKET DEBT. This is a level 1 asset consisting of a mutual fund with a readily determinable fair value, including a published NAV. This asset class includes investments primarily in emerging market debt.

REAL ESTATE FUNDS. This is a level 1 asset consisting of a mutual fund with a readily determinable fair value, including a published NAV. This asset class includes investments primarily in real estate investment trust (REIT) equity securities globally.

ABSOLUTE RETURN STRATEGY. This is a level 2 asset consisting of a hedge fund of funds where the valuation is not published but the investment can be readily disposed of at unit price. The hedge fund of funds is valued at the weighted average value of investments in various hedge funds, which in turn are valued at the closing price of the underlying securities. This asset class primarily includes investments in common stocks and fixed income securities.

REAL RETURN STRATEGY. This is a Level 1 asset representing a mutual fund with a readily determinable fair value, including a published NAV. This asset class includes an investment in a broad range of assets primarily including fixed income, high-yield bonds and emerging market debt.

CASH AND CASH EQUIVALENTS. This is a Level 2 asset representing mutual funds without published NAV's but the investment can be readily disposed of at the NAV. The mutual funds are valued at the NAV of the shares held by the plan at the valuation date. This asset class includes money market mutual funds.

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

The following table presents the fair value of plan assets, including outstanding receivables and liabilities, of the retirement trust fund:

In thousands	December 31, 2015
Investments	Level 1	Level 2	Level 3	Total
U.S. large cap equity	$44,528	$—	$—	$44,528
U.S. small/mid cap equity	23,495	—	—	23,495
Non-U.S. equity	20,725	22,823	—	43,548
Emerging markets equity	—	11,120	—	11,120
Long government/credit	—	48,456	—	48,456
High yield bonds	—	12,298	—	12,298
Emerging market debt	7,746	—	—	7,746
Real estate funds	17,261	—	—	17,261
Absolute return strategy	—	36,758	—	36,758
Cash and cash equivalents	—	4,116	—	4,116
Total investments	$113,755	$135,571	$—	$249,326

	December 31, 2014
Investments	Level 1	Level 2	Level 3	Total
U.S. large cap equity	$39,405	$122	$—	$39,527
U.S. small/mid cap equity	27,172	85	—	27,257
Non-U.S. equity	16,369	17,221	—	33,590
Emerging markets equity	—	7,145	—	7,145
Fixed income	—	598	—	598
Long government/credit	40,584	40,235	—	80,819
High yield bonds	—	13,087	—	13,087
Emerging market debt	9,133	—	—	9,133
Real estate funds	18,890	—	—	18,890
Absolute return strategy	—	37,065	—	37,065
Real return strategy	8,308	—	—	8,308
Cash and cash equivalents	—	1,720	—	1,720
Total investments	$159,861	$117,278	$—	$277,139

			December 31,
Receivables			2015	2014
Accrued interest and dividend income			$486	$510
Due from broker for securities sold			88	1,694
Total receivables			$574	$2,204
Liabilities
Due to broker for securities purchased			$562	$179
Total investment in retirement trust			$249,338	$279,164

9. INCOME TAX

The following table provides a reconciliation between income taxes calculated at the statutory federal tax rate and the provision for income taxes reflected in the consolidated statements of comprehensive income for December 31:

Dollars in thousands	2015	2014	2013
Income taxes at federal statutory rate	$31,310	$35,117	$35,785
Increase (decrease):
Current state income tax, net of federal tax benefit	4,195	4,666	4,674
Amortization of investment tax credits	(118)	(201)	(271)
Differences required to be flowed-through by regulatory commissions	2,357	2,357	2,357
Gains on company and trust-owned life insurance	(766)	(689)	(864)
Other, net	(1,225)	393	24
Total provision for income taxes	$35,753	$41,643	$41,705
Effective tax rate	40.0%	41.5%	40.8%

The decrease in the effective income tax rate for 2015 compared to 2014 was primarily due to the benefits of depletion deductions from gas reserves activity. The increase from 2014 compared to 2013 was primarily the result of a $0.6 million income tax charge in 2014 related to a higher statutory tax rate in Oregon, which required the revaluation of deferred tax balances.

The provision (benefit) for current and deferred income taxes consists of the following at December 31:

In thousands	2015	2014	2013
Current
Federal	$10,558	$14,823	$(62)
State	61	24	(11)
	10,619	14,847	(73)
Deferred
Federal	18,729	18,635	35,109
State	6,405	8,161	6,669
	25,134	26,796	41,778
Total provision for income taxes	$35,753	$41,643	$41,705

The following table summarizes the total provision (benefit) for income taxes for the utility and non-utility business segments for December 31:

In thousands	2015	2014	2013
Utility:
Current	$15,890	$24,317	$(73)
Deferred	20,834	19,518	38,073
Deferred investment tax credits	(118)	(201)	(271)
	36,606	43,634	37,729
Non-utility business segments:
Current	(5,271)	(9,470)	—
Deferred	4,418	7,479	3,976
	(853)	(1,991)	3,976
Total provision for income taxes	$35,753	$41,643	$41,705

The following table summarizes the tax effect of significant items comprising our deferred income tax accounts at December 31:

In thousands	2015	2014
Deferred tax liabilities:
Plant and property	$408,342	$386,732
Regulatory income tax assets	47,427	51,805
Regulatory liabilities	46,400	55,776
Non-regulated deferred tax liabilities	49,683	48,683
Total	$551,852	$542,996
Deferred tax assets:
Pension and postretirement obligations	$4,666	$6,537
Alternative minimum tax credit carryforward	16,699	16,788
Loss and credit carryforwards	514	12,657
Total	21,879	35,982
Deferred income tax liabilities, net	529,973	507,014
Deferred investment tax credits	48	166
Deferred income taxes and investment tax credits	$530,021	$507,180

Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize the existing deferred tax assets. Based upon this assessment, we have determined we are more likely than not to realize all deferred tax assets recorded as of December 31, 2015.

The Company estimates it has Oregon net operating loss (NOL) carryforwards of $3.9 million at December 31, 2015. The NOL carryforwards will be carried forward to reduce our current tax liability in future years. We anticipate that we will be able to utilize the NOL carryforwards before they begin to expire in 2028. Alternative minimum tax (AMT) credits of $16.7 million, general business credits of $0.3 million, and charitable contribution carryforwards of $2.3 million are also available. The AMT credits do not expire, and we anticipate fully using the general business credits and charitable contribution carryforwards before they begin to expire in 2033 and 2016, respectively.

As a result of certain realization requirements prescribed in the accounting guidance for income taxes, the tax benefit of statutory depletion is recognized no earlier than the year in which the depletion is deductible on the Company’s federal income tax return. Income tax expense was decreased by $0.9 million in 2015 as a result of realizing deferred depletion benefit from 2013 and 2014. This benefit is included in Other in the statutory rate reconciliation table.

Uncertain tax positions are accounted for in accordance with accounting standards that require management’s assessment of the anticipated settlement outcome of material uncertain tax positions taken in a prior year, or planned to be taken in the current year. Until such positions are sustained, we would not recognize the uncertain tax benefits resulting from such positions. No reserves for uncertain tax positions existed as of December 31, 2015, 2014, or 2013.

The Company’s examination by the Internal Revenue Service (IRS) for tax years 2009 through 2011 was completed during the first quarter of 2014. The examination did not result in a material change to the returns as originally filed or previously adjusted for net operating loss carrybacks. The IRS Compliance Assurance Process (CAP) examinations of the 2013 and 2014 tax years were completed in the first and fourth quarters of 2015, respectively. There were no material changes to these returns as filed. The 2015 year is currently under IRS CAP examination. The Company’s 2016 CAP application has been accepted by the IRS. Under the CAP program the Company works with the IRS to identify and resolve material tax matters before the tax return is filed each year. As of December 31, 2015, tax year 2012 remains open for federal examination, and tax years 2012 through 2015 remain open for state examination.

10. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of our property, plant, and equipment and accumulated depreciation at December 31:

In thousands	2015	2014
Utility plant in service	$2,745,485	$2,661,097
Utility construction work in progress	39,288	24,886
Less: Accumulated depreciation	867,377	836,510
Utility plant, net	1,917,396	1,849,473
Non-utility plant in service	296,839	297,295
Non-utility construction work in progress	7,768	9,282
Less: Accumulated depreciation	39,340	34,457
Non-utility plant, net	265,267	272,120
Total property, plant, and equipment	$2,182,663	$2,121,593

Capital expenditures in accrued liabilities	$8,985	$8,757

The weighted average depreciation rate was 2.8% for utility assets and 2.2% for non-utility assets in 2015, 2014, and 2013.

Accumulated depreciation does not include the accumulated provision for asset removal costs of $327.0 million and $311.2 million at December 31, 2015 and 2014, respectively. These accrued asset removal costs are reflected on the balance sheet as regulatory liabilities. See Note 2. During 2014, we acquired $1.3 million of equipment under capital leases. In 2015, we did not acquire any equipment under capital leases.

11. GAS RESERVES

We have invested $188 million through our gas reserves program in the Jonah Field located in Wyoming as of December 31, 2015. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the balance sheet. Our investment in gas reserves provides long-term price protection for utility customers and currently incorporates two agreements: the original agreement with Encana Oil & Gas (USA) Inc. under which we invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

In September 2015, the OPUC adopted an all-party settlement, under which volumes produced from the additional wells drilled in 2014 are included in our Oregon PGA beginning November 1, 2015 at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment.

Gas reserves acted to hedge the cost of gas
for approximately 11% and 10% of our utility's gas supplies for the years ended December 31, 2015 and 2014, respectively.

The following table outlines our net gas reserves investment at December 31:

In thousands	2015	2014
Gas reserves, current	$17,094	$20,020
Gas reserves, non-current	170,453	167,190
Less: Accumulated amortization	55,901	37,910
Total gas reserves(1)	131,646	149,300
Less: Deferred taxes on gas reserves	27,203	18,551
Net investment in gas reserves(1)	$104,443	$130,749

(1)
Our investment in additional wells included in total gas reserves was $8.0 million ($4.3 million net of deferred taxes) and $9.2 million ($8.4 million net of deferred taxes) at December 31, 2015 and December 31, 2014, respectively.

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

12. INVESTMENTS

Investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans, and equity investments in certain partnerships and limited liability companies, which are accounted for under the equity method. The following table summarizes our other investments at December 31:

In thousands	2015	2014
Investments in life insurance policies	$52,308	$52,366
Investments in gas pipeline	13,866	13,962
Other	1,892	1,910
Total other investments	$68,066	$68,238

Investment in Life Insurance Policies
We have invested in key person life insurance contracts to provide an indirect funding vehicle for certain long-term employee and director benefit plan liabilities. The amount in the above table is reported at cash surrender value, net of policy loans.

Investments in Gas Pipeline
TWP, a wholly-owned subsidiary of TWH, is pursuing the development of a new gas transmission pipeline that would provide an interconnection with our utility distribution system. NWN Energy, a wholly-owned subsidiary of NW Natural owns 50% of TWH, and 50% is owned by TransCanada American Investments Ltd., an indirect wholly-owned subsidiary of TransCanada Corporation.

VIE Analysis
TWH is a VIE, with our investment in TWP reported under equity method accounting. We have determined we are not the primary beneficiary of TWH’s activities as we only have a 50% share of the entity and there are no stipulations that allow us a disproportionate influence over it. Our investments in TWH and TWP are included in other investments on our balance sheet. If we do not develop this investment, then our maximum loss exposure related to TWH is limited to our equity investment balance, less our share of any cash or other assets available to us as a 50% owner. Our investment balance in TWH was $13.4 million at December 31, 2015 and 2014.

Impairment Analysis
Our investments in nonconsolidated entities accounted for under the equity method are reviewed for impairment at each reporting period and following updates to our corporate planning assumptions. If it is determined a loss in value is other than temporary, a charge is recognized for the difference between the investment’s carrying value and its estimated fair value. Fair value is based on quoted market prices when available or on the present value of expected future cash flows. Differing assumptions could affect the timing and amount of a charge recorded in any period.

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

Our equity investment was not impaired at December 31, 2015 as the fair value of expected cash flows from planned development exceeded our remaining equity investment of $13.4 million at December 31, 2015. However, if we learn that the project is not viable or will not go forward, then we could be required to recognize a maximum charge of up to approximately $13.4 million based on the current amount of our equity investment, net of cash and working capital at TWP. We will continue to monitor and update our impairment analysis as required.

13. DERIVATIVE INSTRUMENTS

We enter into financial derivative contracts to hedge a portion of our utility’s natural gas sales requirements. These contracts include swaps, options and combinations of option contracts. We primarily use these derivative financial instruments to manage commodity price variability. A small portion of our derivative hedging strategy involves foreign currency exchange contracts.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on our derivative instruments:

	At December 31,
In thousands	2015	2014
Natural gas (in therms):
Financial	346,875	287,475
Physical	404,645	420,980
Foreign exchange	$9,025	$12,230

Purchased Gas Adjustment (PGA)
Derivatives entered into by the utility for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. Derivative contracts entered into after the start of the PGA period are subject to our PGA incentive sharing mechanism in Oregon. In general, our commodity hedging for the current gas year is completed prior to the start of the upcoming gas year, and hedge prices are reflected in our weighted-average cost of gas in the PGA filing. As of November 1, 2015, we reached our target hedge percentage of approximately 75% for the 2015-16 gas year. These hedge prices were included in the PGA filings and qualified for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from our derivative instruments:

	December 31, 2015		December 31, 2014
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Expense to cost of gas	$(22,600)	$(419)	$(32,784)	$(382)
Operating revenues	226	—	—	—
Less:
Amounts deferred to regulatory accounts on balance sheet	22,434	419	32,782	382
Total gain (loss) in pre-tax earnings	$60	$—	$(2)	$—

UNREALIZED GAIN/LOSS. Outstanding derivative instruments related to regulated utility operations are deferred in accordance with regulatory accounting standards. The cost of foreign currency forward and natural gas derivative contracts are recognized immediately in the cost of gas; however, costs above or below the amount embedded in the current year PGA are subject to a regulatory deferral tariff and therefore, are recorded as a regulatory asset or liability.

REALIZED GAIN/LOSS. We realized net losses of $37.7 million and net gains of $10.5 million for the years ended December 31, 2015 and 2014, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses are recorded in cost of gas, deferred through our regulatory accounts, and amortized through customer rates in the following year.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by our counterparties as of December 31, 2015 or 2014. We attempt to minimize the potential exposure to collateral calls by counterparties to manage our liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given our counterparty credit limits and portfolio diversification, we have not been subject to collateral calls in 2015 or 2014. Our collateral call exposure is set forth under credit support agreements, which generally contain credit limits. We could also be subject to collateral call exposure where we have agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized losses of $23.2 million at December 31, 2015, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Specul-ative
With Adequate Assurance Calls	$—	$—	$—	$4,852	$21,185
Without Adequate Assurance Calls	—	—	—	4,164	15,497

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

If netted by counterparty, our derivative position would result in an asset of $2.7 million and a liability of $25.5 million as of December 31, 2015. As of December 31, 2014, our derivative position would have resulted in an asset of $0.2 million and a liability of $33.4 million.

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

We actively monitor our derivative credit exposure and place counterparties on hold for trading purposes or require other forms of credit assurance, such as letters of credit, cash collateral or guarantees as circumstances warrant. Our ongoing assessment of counterparty credit risk includes consideration of credit ratings, credit default swap spreads, bond market credit spreads, financial condition, government actions and market news. We use a Monte-Carlo simulation model to estimate the change in credit and liquidity risk from the volatility of natural gas prices. The results of the model are used to establish earnings-at-risk trading limits. Our credit risk for all outstanding financial derivatives at December 31, 2015 extends to March 2018.

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

Fair Value
In accordance with fair value accounting, we include non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, our assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at December 31, 2015. As of December 31, 2015 and 2014, the net fair value was a liability of $22.8 million and a liability of $33.2 million, respectively, using significant other observable, or level 2, inputs. No level 3 inputs were used in our derivative valuations, and there were no transfers between level 1 or level 2 during the years ended December 31, 2015 and 2014. See Note 2.

14. COMMITMENTS AND CONTINGENCIES

Leases
We lease land, buildings and equipment under agreements that expire in various years, including a 99-year land lease that extends through 2108. Rental expense under operating leases was $5.5 million, $5.9 million, and $5.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. The following table reflects the future minimum lease payments due under non-cancelable leases at December 31, 2015. These commitments relate principally to the lease of our office headquarters, underground gas storage facilities and computer equipment.

In thousands	Operating leases	Capital leases	Minimum lease payments
2016	$5,417	$564	$5,981
2017	5,363	156	5,519
2018	5,348	3	5,351
2019	5,313	—	5,313
2020	2,765	—	2,765
Thereafter	30,475	—	30,475
Total	$54,681	$723	$55,404

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

The aggregate amounts of these agreements were as follows at December 31, 2015:

In thousands	Gas Purchase Agreements	Pipeline Capacity Purchase Agreements	Pipeline Capacity Release Agreements
2016	$61,464	$79,487	$3,739
2017	—	79,370	—
2018	—	75,796	—
2019	—	75,683	—
2020	—	72,091	—
Thereafter	—	340,027	—
Total	61,464	722,454	3,739
Less: Amount representing interest	123	110,899	11
Total at present value	$61,341	$611,555	$3,728

Our total payments for fixed charges under capacity purchase agreements were $85.2 million for 2015, $94.3 million for 2014, and $98.2 million for 2013. Included in the amounts were reductions for capacity release sales of $4.4 million for 2015, $4.8 million for 2014, and $4.5 million for 2013. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

Environmental Matters
Refer to Note 15 for a discussion of environmental commitments and contingencies.

15. ENVIRONMENTAL MATTERS

We own, or previously owned, properties that may require environmental remediation or action. We estimate the range of loss for environmental liabilities based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties (PRPs). When amounts are prudently expended related to site remediation, we have a recovery mechanism in place to collect 96.68% of remediation costs from Oregon customers, and we are allowed to defer environmental remediation costs allocated to customers in Washington annually until they are reviewed for prudence at a subsequent proceeding.

Our sites are subject to the remediation process prescribed by the Environmental Protection Agency (EPA) and the Department of Environmental Quality (ODEQ). The process begins with a remedial investigation (RI) to determine the nature and extent of contamination and then a risk assessment (RA) to establish whether the contamination at the site poses unacceptable risks to humans and the environment. Next, a feasibility study (FS) or an engineering evaluation/cost analysis (EE/CA) evaluates various remedial alternatives. It is at this point in the process when we are able to estimate a range of remediation costs and record a reasonable potential remediation liability, or make an adjustment to our existing liability. From this study, the regulatory agency selects a remedy and issues a Record of Decision (ROD).
After the ROD is issued, we negotiate a consent decree or consent judgment for designing and implementing the remedy. We have the ability to further refine estimates of remediation liabilities at that time.
Remediation may include treatment of contaminated media such as sediment, soil and groundwater, removal and disposal of media, or institutional controls such as legal restrictions on future property use. Following construction of the remedy, the EPA and ODEQ also have requirements for ongoing maintenance, monitoring and other post-remediation care that may continue for many years. Where appropriate and reasonably known, we will provide for these costs in our remediation liabilities described above.
Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. In those cases, we have disclosed the nature of the possible loss and the fact that the high end of the range cannot be reasonably estimated where a range of potential loss is available. Unless there is an estimate within the range of possible losses that is more likely than other cost estimates within that range, we record the liability at the low end of this range. It is likely changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to our continued evaluation and clarification concerning our responsibility, the complexity of environmental laws and regulations and the determination by regulators of remediation alternatives. In addition to remediation costs, we could also be subject to Natural Resource Damages (NRD) claims. We will assess the likelihood and probability of each claim and recognize a liability if deemed appropriate. As of December 31, 2015, we have not received any material NRD claims.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities on the balance sheet at December 31:

	Current Liabilities		Non-Current Liabilities
In thousands	2015	2014	2015	2014
Portland Harbor site:
Gasco/Siltronic Sediments	$2,229	$1,767	$42,641	$38,019
Other Portland Harbor	1,972	1,934	5,073	4,338
Gasco Upland site	10,599	9,535	52,117	37,117
Siltronic Upland site	951	957	337	348
Central Service Center site	25	171	—	—
Front Street site	1,155	1,020	7,748	122
Oregon Steel Mills	—	—	179	179
Total	$16,931	$15,384	$108,095	$80,123

PORTLAND HARBOR SITE. The Portland Harbor is an EPA listed Superfund site that is approximately 10 miles long on the Willamette River and is adjacent to NW Natural's Gasco uplands and the Siltronic uplands sites. We are a PRP to the Superfund site and have joined with some of the other PRPs (the Lower Willamette Group or LWG) to develop a Portland Harbor Remedial Investigation/

Feasibility Study (RI/FS), which we submitted to the EPA in 2012. In August 2015, the EPA issued its own Draft Feasibility Study (Draft FS) for comment. The EPA Draft FS provides a new range of remedial costs for the entire Portland Harbor Superfund Site, which includes the Gasco/Siltronic Sediment site, discussed below. The range of present value costs estimated by the EPA for various remedial alternatives for the entire Portland Harbor, as provided by the EPA's Draft FS, is $791 million to $2.45 billion. The range provided in the EPA's Draft FS is based on cost alternatives the EPA estimates to have an accuracy between -30% and +50% of actual costs, depending on the scope of work. While the EPA's Draft FS provides a higher range of costs than the LWG's submission in 2012, our potential liability is still a portion of the costs of the remedy the EPA will select for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 PRPs. We are participating in a non-binding allocation process in an effort to settle this potential liability. The new EPA Draft FS does not provide any additional clarification around allocation of costs.

We manage our liability related to the Superfund site as two distinct remediation projects, the Gasco/Siltronic Sediments and Other Portland Harbor projects.

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. We submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA as well as costs for the additional studies and design work needed before the clean-up can occur, and for regulatory oversight throughout the clean-up range from $44.9 million to $350 million. We have recorded a liability of $44.9 million for the sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at this site represent the largest portion of our liability related to the Portland Harbor site, discussed above.

Other Portland Harbor. NW Natural incurs costs related to its membership in the LWG. NW Natural also incurs costs related to natural resource damages from these sites. The Company and other parties have signed a cooperative agreement with the Portland Harbor Natural Resource Trustee council to participate in a phased natural resource damage assessment to estimate liabilities to support an early restoration-based settlement of natural resource damage claims. Natural resource damage claims may arise only after a remedy for clean-up has been settled. We have recorded a liability for these claims which is at the low end of the range of the potential liability; the high end of the range cannot be reasonably estimated at this time. This liability is not included in the range of costs provided in the draft FS for the Portland Harbor or noted above.

GASCO UPLANDS SITE. A predecessor of NW Natural owned a former gas manufacturing plant that was closed in 1958 (Gasco site) and is adjacent to the Portland Harbor site described above. The Gasco site has been under investigation by us for environmental contamination under the ODEQ Voluntary Clean-Up Program. It is not included in the range of remedial costs for the Portland Harbor site noted above. We manage the Gasco site in two parts, the uplands portion and the groundwater source control action.

We submitted a revised Remedial Investigation Report for the uplands to ODEQ in May 2007. In March 2015, ODEQ approved the RA NW Natural submitted in 2010, enabling us to begin work on the FS in 2016. We have recognized a liability for the remediation of the uplands portion of the site which is at the low end of the range of potential liability; the high end of the range cannot be reasonably estimated at this time.

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

OTHER SITES. In addition to those sites above, we have environmental exposures at four other sites: Siltronic, Central Service Center, Front Street and Oregon Steel Mills. Due to the uncertainty of the design of remediation, regulation, timing of the remediation and in the case of the Oregon Steel Mills site, pending litigation, liabilities for each of these sites have been recognized at their respective low end of the range of potential liability; the high end of the range could not be reasonably estimated at this time.

Siltronic Upland. A portion of the Siltronic property adjacent to the Gasco site was formerly owned by Portland Gas and Coke, NW Natural's predecessor. We are currently conducting an investigation of manufactured gas plant wastes on the uplands at this site for the ODEQ.

Central Service Center site. We are currently performing an environmental investigation of the property under the ODEQ's Independent Cleanup Pathway. This site is on ODEQ's list of sites with confirmed releases of hazardous substances, and cleanup is necessary.

Front Street site. The Front Street site was the former location of a gas manufacturing plant we operated (the former Portland Gas Manufacturing site, or PGM).  At ODEQ’s request, we conducted a sediment and source control investigation and provided findings to ODEQ.  In December 2015, we completed a FS on the former Portland Gas Manufacturing site. The FS provided a range of $7.6 million to $12.9 million for remedial costs. We have recorded a liability at the low end of the range of possible loss as no alternative in the range is considered more likely than another. Further, we have recognized an additional liability of $1.3 million for additional studies and design costs as well as regulatory oversight throughout the clean-up that will be required to assist in ODEQ making a remedy selection and completing a design.

Oregon Steel Mills site. Refer to the “Legal Proceedings,” below.

Site Remediation and Recovery Mechanism
We have a SRRM through which we track and have the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test.

REGULATORY ACTIVITIES. An Order from the OPUC in February 2015 deemed certain environmental remediation expenses and associated carrying costs deferred through March 31, 2014 prudent. Our settlement with insurance carriers resulting in insurance proceeds received was also deemed prudent in the Order. Under the Order, we were required to forgo the collection of $15 million out of approximately $95 million of environmental remediation expenses and associated carrying costs we had deferred through 2012. The OPUC disallowed this amount from rate recovery based on its determination of how an earnings test should apply to amounts deferred from 2003 to 2012, with adjustments for other factors the OPUC deemed relevant. See Note 2 for information regarding the regulatory disallowance of past deferred costs under the Order received from the OPUC in February 2015.

We submitted the required compliance filing demonstrating the proposed implementation of the Order and SRRM in March 2015. In September 2015, as a result of discussions with the parties, we withdrew our original compliance filing and submitted a revised filing. The parties raised three issues with our proposed implementation of the Order. First, the parties asserted that interest on the $15 million charge should be separately disallowed, in addition to the specified $15 million. This interest would total approximately $2.8 million. Second, the parties raised issues with how the state allocation rates from the Order are applied to our environmental remediation sites. Third, a customer group disagreed with our treatment of expenses put into the SRRM amortization account.

In addition, we requested clarification from the OPUC regarding the amount of Oregon-allocated insurance proceeds to be held in a secured account. In September 2015, the OPUC resolved the issue by adopting an all-party settlement, which provided that we did not need to obtain a secured account. Instead, under the order, insurance proceeds used to offset future environmental expenses will accrue interest at a rate equal to the five-year treasury rate plus 100 basis points. Currently, Oregon-allocated insurance proceeds total approximately $93 million on a pre-tax basis.

On January 27, 2016, the OPUC issued an Order addressing the outstanding issues. See Note 16 regarding this subsequent event.

COLLECTIONS FROM CUSTOMERS. The SRRM provides us with the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test. The SRRM created three classes of deferred environmental remediation expense:

•
Pre-review - This class of costs represents remediation spend that has not yet been deemed prudent by the OPUC. Carrying costs on these remediation expenses are recorded at our authorized cost of capital. The Company anticipates the prudence review for annual costs and approval of the earnings test prescribed by the OPUC to occur by the third quarter of the following year.

•
Post-review - This class of costs represents remediation spend that has been deemed prudent and allowed after applying the earnings test, but is not yet included in amortization. We earn a carrying cost on these amounts at a rate equal to the five-year treasury rate plus 100 basis points.

•
Amortization - This class of costs represents amounts included in current customer rates for collection and is generally calculated as one-fifth of the post-review deferred balance. We earn a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. We included $8.4 million of deferred remediation expense approved by the OPUC for collection during the 2015-2016 PGA year.

In addition to the collection amount noted above, the Order also provides for the annual collection of $5 million from Oregon customers through a tariff rider. As we collect amounts from customers, we recognize these collections as revenue and separately amortize our deferred regulatory asset balance through operating expense.

We received total environmental insurance proceeds of approximately $150 million as a result of settlements from our litigation that was dismissed in July 2014. Under the OPUC Order, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012, and the remaining two-thirds will be applied to costs over the next 20 years. Annually, the Order provided for the application of $5 million of insurance proceeds against deferred remediation expense deemed prudent in the same annual period; annual amounts not utilized are carried forward to apply against future prudently incurred costs. We accrue interest on the insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of December 31, 2015, we have applied $53.2 million of insurance proceeds to prudently incurred remediation costs.

The following table presents information regarding the total amount of cash paid for environmental sites and the total regulatory asset deferred as of December 31:

In thousands	2015	2014
Cash paid	$124,325	$113,740
Total regulatory asset deferral(1)	85,854	58,859
Current regulatory assets(2)	9,270	—
Long-term regulatory assets	76,584	58,859

(1)	Includes cash paid, remaining liability and interest, net of insurance reimbursement, amounts collected from customers, and amounts reclassified to utility plant for the water treatment station.

(2)
Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, we earn a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. We also accrue a carrying charge on insurance proceeds for amounts owed to customers. In Washington, a carrying charge related to deferred amounts will be determined in a future proceeding. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5 million base rate rider. The Oregon amounts are recoverable through utility rates, subject to an earnings test.

ENVIRONMENTAL EARNINGS TEST. The Order directed us to implement an annual environmental earnings test for our prudently incurred remediation expense. Prudently incurred Oregon allocated annual remediation expense and interest in excess of the $5 million tariff rider and $5 million insurance proceeds application plus interest on the insurance proceeds are recoverable through the SRRM, to the extent the utility earns at or below our authorized Return On Equity (ROE). To the extent the utility earns more than its authorized ROE in a year, the utility is required to cover environmental expenses and interest on expenses greater than the $10 million (plus interest from insurance proceeds) with those earnings that exceed its authorized ROE.

Under the Order, the OPUC will revisit the deferral and amortization of future remediation expenses, as well as the treatment of remaining insurance proceeds three years from the original Order, or earlier if the Company gains greater certainty about its future remediation costs, to consider whether adjustments to the mechanism may be appropriate.

WASHINGTON DEFERRAL. In Washington, cost recovery and carrying charges on amounts deferred for costs associated with services provided to Washington customers will be determined in a future proceeding. Annually, we review all regulatory assets for recoverability or more often if circumstances warrant. If we should determine all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then we would be required to write off the net unrecoverable balances against earnings in the period such a determination is made.

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

OREGON STEEL MILLS SITE. In 2004, NW Natural was served with a third-party complaint by the Port of Portland (the Port) in a Multnomah County Circuit Court case, Oregon Steel Mills, Inc. v. The Port of Portland. The Port alleges that in the 1940s and 1950s petroleum wastes generated by our predecessor, Portland Gas & Coke Company, and 10 other third-party defendants, were disposed of in a waste oil disposal facility operated by the United States or Shaver Transportation Company on property then owned by the Port and now owned by Evraz Oregon Steel Mills. The complaint seeks contribution for unspecified past remedial action costs incurred by the Port regarding the former waste oil disposal facility as well as a declaratory judgment allocating liability for future remedial action costs. No date has been set for trial. Although the final outcome of this proceeding cannot be predicted with certainty, we do not expect the ultimate disposition of this matter will have a material effect on our financial condition, results of operations or cash flows. For additional information regarding other commitments and contingencies, see Note 14.

16. SUBSEQUENT EVENT

On January 27, 2016, the Public Utility Commission of Oregon (OPUC) issued an Order (2016 OPUC Order) deciding the three issues raised as a result of our required Site Remediation Recovery Mechanism (SRRM) compliance filing. The OPUC ordered: (1) the disallowance of $2.8 million of interest earned on the previously disallowed environmental expenditures amounts; (2) the allocation of 96.68% of environmental remediation costs for all environmental sites to Oregon; and (3) our treatment of $13.8 million of expenses put into the SRRM amortization account was correct and in compliance with prior OPUC orders.

Under a prior OPUC order we were required to forgo collection of $15 million out of approximately $95 million of environmental remediation expenses and associated carrying costs that the Company had deferred through 2012 based on the OPUC’s determination of how an earnings test should apply to amounts deferred from 2003 to 2012, with adjustments for other factors the OPUC deemed relevant. We recognized interest of approximately $2.8 million on the $15 million charge after that time. This interest is shown as a regulatory asset in our financial statements, and the disallowance will result in a $2.8 million pre-tax charge in the first quarter of 2016. Consistent with our accounting policy for recognition of regulatory actions, we recognize the financial impacts in the period in which the order was received.

With respect to allocation of 96.68% of environmental remediation costs to Oregon, we currently have a deferral order in Washington to defer environmental costs and insurance proceeds; however, recovery of those costs has not yet been determined. We have deferred costs for certain sites that only served Oregon customers and have, as a result of this order, determined it appropriate to reserve against 3.32% of these deferrals until resolution of recovery in Washington can be determined. The total reserve amount is approximately $0.5 million and will be recorded in the first quarter of 2016 in accordance with the Company’s policy. Consistent with our compliance filing filed in September 2015, the OPUC also ordered the same allocation factors should be applied to insurance proceeds, resulting in the application of 96.68% of the Company’s recovered insurance proceeds to Oregon.

With respect to a third issue raised in the proceeding by a customer group that the Company should not be allowed to apply and recover portions of the SRRM amounts in 2013, 2014, and 2015 because that would constitute retroactive ratemaking, the OPUC ordered in the Company’s favor. The OPUC ordered our treatment of $13.8 million of expenses put into the SRRM amortization account, to be amortized over five years, was correct and complied with the original order. For more information regarding our SRRM, see Note 15.

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter ended
In thousands, except share data	March 31	June 30	September 30	December 31
2015
Operating revenues	$261,665	$138,280	$93,128	$230,718
Net income (loss)	28,486	2,197	(6,685)	29,705
Basic earnings (loss) per share(1)	1.04	0.08	(0.24)	1.08
Diluted earnings (loss) per share(1)	1.04	0.08	(0.24)	1.08
2014
Operating revenues	$293,386	$133,169	$87,199	$240,283
Net income (loss)	37,884	1,071	(8,733)	28,470
Basic earnings (loss) per share(1)	1.40	0.04	(0.32)	1.05
Diluted earnings (loss) per share(1)	1.40	0.04	(0.32)	1.04

(1)
Quarterly earnings (loss) per share are based upon the average number of common shares outstanding during each quarter. Variations in earnings between quarterly periods are due primarily to the seasonal nature of our business.

NORTHWEST NATURAL GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2015
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$969	$760	$—	$859	$870
2014
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$1,656	$599	$—	$1,286	$969
2013
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$2,518	$199	$—	$1,061	$1,656

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 9(a).

ITEM 9B. OTHER INFORMATION

On February 24, 2016, the Organization and Executive Compensation Committee of the Company’s Board of Directors approved, and the Company entered into, an amendment to the Long Term Incentive Award Agreement dated February 25, 2015 between the Company and Gregg S. Kantor, Chief Executive Officer of the Company. The amendment changes the minimum age to qualify for a pro-rated payment on retirement under the agreement from 60 to 55. The Company has previously announced that Mr. Kantor intends to retire as an employee of the Company on December 31, 2016, which is four months before his 60th birthday. Accordingly, the effect of the amendment will be to make Mr. Kantor eligible for a pro rata payout of his 2015-2017 performance share award upon his planned retirement. Assuming retirement on December 31, 2016, the pro-rated target number of shares of Company common stock under this award will be 9,500 shares, and the award can payout between 0% and 200% of target based on Company performance. The same change was made in the agreement for Mr. Kantor’s 2016-2018 performance share award granted on February 24, 2016. Assuming retirement on December 31, 2016, the pro-rated target number of shares of Company common stock under this award will be 2,525 shares, and this award also can payout between 0% and 200% of target based on Company performance.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The "Information Concerning Nominees and Continuing Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our definitive Proxy Statement for the May 26, 2016 Annual Meeting of Shareholders is hereby incorporated by reference.

Name	Age at Dec. 31, 2015	Positions held during last five years
Gregg S. Kantor	58
Chief Executive Officer (2009-  ); President (2009-2015); President and Chief Operating Officer (2007-2008); Executive Vice President (2006-2007); Senior Vice President, Public and Regulatory Affairs (2003-2006).

David H. Anderson	54
President and Chief Operating Officer (2016- ); Executive Vice President and Chief Operating Officer (2014-2015); Executive Vice President Operations and Regulation (2013-2014); Senior Vice President and Chief Financial Officer (2004-2013).

Gregory C. Hazelton	51
Senior Vice President, Chief Financial Officer and Treasurer (2016- ); Senior Vice President and Chief Financial Officer (2015-2016); Vice President of Finance, Treasurer and Controller, Hawaiian Electric Industries, Inc. (2013-2015); Managing Director, UBS Investment Bank, Global Power and Utilities Group; Associate Director, UBS Investment Bank, Global Power and Utilities Group (2011-2013); Executive Director, UBS Investment Bank, Global Power and Utilities Group (2008-2011).

Lea Anne Doolittle	60	Senior Vice President and Chief Administrative Officer (2013- ); Senior Vice President (2008-2013); Vice President, Human Resources (2000-2007).
MardiLyn Saathoff	59
Senior Vice President, General Counsel and Regulation (2016- )Senior Vice President and General Counsel (2015-2016); Vice President Legal, Risk and Compliance (2013-2014); Deputy General Counsel (2010-2013); Chief Governance Officer and Corporate Secretary (2008-2014).

David R. Williams	62	Vice President, Utility Services (2007- ); Director of Utility Operations, Districts and Managed Labor Relations (2004-2006).
Grant M. Yoshihara	60	Vice President, Utility Operations (2007- ); Managing Director, Utility Services (2005-2006); Director, Utility Services (2004-2005).
C. Alex Miller	58	Vice President Regulation and Treasurer (2013-2016); Vice President, Finance and Regulation (2009-2013); Assistant Treasurer (2008-2013); General Manager of Rates and Regulatory Affairs (2002-2009).
Ngoni Murandu	41	Vice President and Chief Information Officer (2016- ); Chief Information Officer (2014-2016); Vice President and Chief Information Officer, NANA Development Corporation (2010-2014).
Shawn M. Filippi	43
Vice President, Chief Compliance Officer and Corporate Secretary (2016- ); Vice President and Corporate Secretary (2015-2016); Senior Legal Counsel (2011-2014); Assistant Corporate Secretary (2010-2014); Associate Legal Counsel (2005-2010).

Kimberly A. Heiting	46
Vice President, Communications and Chief Marketing Officer (2015- ); Chief Marketing & Communications Officer (2013-2014); Chief Corporate Communications Officer (2011-2013); Communications Director (2005-2011).

Thomas J. Imeson	65	Vice President of Public Affairs (2014- ); Director of Public Affairs, Port of Portland (2006-2014).
Margaret D. Kirkpatrick	60	Senior Vice President, Environmental Policy and Affairs (2015); Senior Vice President and General Counsel (2013-2014); Vice President and General Counsel (2005-2013).
Brody J. Wilson	36
Chief Accounting Officer, Controller and Assistant Treasurer (2016- ); Controller (2013-2015); Acting Controller (2013); Accounting Director (2012-2013); Senior Manager, PriceWaterhouseCoopers LLP (2009-2012); Manager, PriceWaterhouseCoopers LLP (2007-2009).

David A. Weber	56
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

Each executive officer serves successive annual terms; present terms end on May 26, 2016. There are no family relationships among our executive officers, directors or any person chosen to become one of our officers or directors.

NW Natural has adopted a Code of Ethics (Code) applicable to all employees and officers that is available on our website at www.nwnatural.com. We intend to disclose on our website at www.nwnatural.com any amendments to the Code or waivers of the Code for executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation", "Report of the Organization and Executive Compensation Committee", and "Compensation Committee Interlocks and Insider Participation" contained in our definitive Proxy Statement for the May 26, 2016 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of December 31, 2015 is reflected in Part III, Item 10, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding compensation plans under which equity securities of NW Natural are authorized for issuance as of December 31, 2015 (see Note 6 to the Consolidated Financial Statements):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
LTIP Performance Share Awards (Target Award)(1)(2)	117,775	n/a	393,210
LTIP Restricted Stock Units (Target Award)(1)(2)	88,587	n/a	393,210
LTIP Stock Options(3)	—	—	643,210
Restated Stock Option Plan	352,688	$44.00	—
Employee Stock Purchase Plan	20,726	40.51	58,131
Equity compensation plans not approved by security holders:
Executive Deferred Compensation Plan (EDCP)(4)	1,251	n/a	n/a
Directors Deferred Compensation Plan (DDCP)(4)	48,370	n/a	n/a
Deferred Compensation Plan for Directors and Executives (DCP)(5)	149,485	n/a	n/a
Total	778,882		701,341

(1)
Shares issued pursuant to Performance Share Awards and Restricted Stock Units under the LTIP do not include an exercise price, but are payable when the award criteria are satisfied. If the maximum awards were paid pursuant to the Performance Share Awards outstanding at December 31, 2015, the number of shares shown in column (a) would increase by 117,775 shares and the number of shares shown in column (c) would decrease by the same amount of shares.

(2)
The aggregate 393,210 shares are available for future issuance under the LTIP as Restricted Stock Units, Performance Share Awards, or stock options. An additional 250,000 shares are available for LTIP Stock Option Issuance at December 31, 2015, but those additional shares are not available for issuance of LTIP Restricted Stock Units or Performance Share Awards.

(3)
Shares balance includes 393,210 shares available for future issuance under the LTIP as Restricted Stock Units, Performance Share Awards, or stock options; and an additional 250,000 shares available for LTIP Stock Option Issuance only at December 31, 2015, and are not available for issuance of LTIP Restricted Stock Units or Performance Share Awards.

(4)
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

(5)
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

The information captioned “Beneficial Ownership of Common Stock by Directors and Executive Officers” and "Security Ownership of Common Stock of Certain Beneficial Owners" contained in our definitive Proxy Statement for the May 26, 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Transactions with Related Persons" and "Corporate Governance" in the Company’s definitive Proxy Statement for the May 26, 2016 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned "2015 and 2014 Audit Firm Fees" in the Company’s definitive Proxy Statement for the May 26, 2016 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	A list of all Financial Statements and Supplemental Schedules is incorporated by reference to Item 8.

2.	List of Exhibits filed:

Reference is made to the Exhibit Index commencing on page [93].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY

By: /s/ Gregg S. Kantor
Gregg S. Kantor
Chief Executive Officer
Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregg S. Kantor	Principal Executive Officer and Director	February 26, 2016
Gregg S. Kantor
Chief Executive Officer

/s/ Gregory C. Hazelton	Principal Financial Officer	February 26, 2016
Gregory C. Hazelton
Senior Vice President, Chief Financial Officer and Treasurer

/s/ Brody J. Wilson	Principal Accounting Officer	February 26, 2016
Brody J. Wilson
Chief Accounting Officer, Controller and Assistant Treasurer

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Martha L. Byorum	Director	)
Martha L. Byorum		)
)
/s/ John D. Carter	Director	)
John D. Carter		)
)
/s/ Mark S. Dodson	Director	)
Mark S. Dodson		)
February 26, 2016
/s/ C. Scott Gibson	Director	)
C. Scott Gibson		)
)
/s/ Tod R. Hamachek	Director	)
Tod R. Hamachek		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)

/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)

NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

Exhibit Number                                                        Document

*3a.
Restated Articles of Incorporation, as filed and effective May 31, 2006 and amended June 3, 2008 (incorporated herein by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2008, File No. 1-15973).

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

*4e.
Officers’ Certificate dated January 17, 2003 relating to Series B of the Company’s Unsecured Medium-Term Notes and supplementing the Officers’ Certificate dated June 18, 1993 (incorporated herein by reference to Exhibit 4f.(1) to Form 10-K for 2002, File No. 1-15973).

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

*4i.
Form of Credit Agreement among Northwest Natural Gas Company and the parties thereto, with JPMorgan Chase Bank, N.A. as administrative agent and U.S. Bank, N.A. and Wells Fargo Bank, N.A. as co-syndication agents, dated as of December 20, 2012 (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 20, 2012, File No.1-15973).

*4j.
Form of Letter Agreement, between each of JPMorgan Chase Bank, N.A., Bank of America, N.A., Canadian Imperial Bank of Commerce, Royal Bank of Canada, TD Bank, N.A., Union Bank, N.A., US Bank, N.A., and Wells Fargo Bank, N.A., with JPMorgan Chase Bank, N.A. as Administrative Agent, extending the maturity date of the Credit Agreement between Northwest Natural Gas Company and each financial institution, effective as of December 20, 2013 (incorporated herein by reference to Exhibit 4k to Form 10-K for 2013, File No. 1-15973).

*4k.
Form of Letter Agreement, between each of JPMorgan Chase Bank, N.A., Bank of America, N.A., Canadian Imperial Bank of Commerce, Royal Bank of Canada, TD Bank, N.A., Union Bank, N.A., US Bank, N.A., and Wells Fargo Bank, N.A., with JPMorgan Chase Bank, N.A. as Administrative Agent, extending the maturity date of the Credit Agreement between Northwest Natural Gas Company and each financial institution, effective as of December 20, 2014 (incorporated herein by reference to Exhibit 4m to Form 10-K for 2014, File No. 1-15973).

*4l.
First Amendment to Credit Agreement, between the Company JPMorgan Chase Bank, N.A., Bank of America, N.A., Canadian Imperial Bank of Commerce, Royal Bank of Canada, TD Bank, N.A., Union Bank, N.A., US Bank, N.A., and Wells Fargo Bank, N.A., with JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of December 20, 2014 (incorporated herein by reference to Exhibit 4n to Form 10-K for 2014, File No. 1-15973).

*10a
Carry and Earning Agreement by and between Encana Oil & Gas (USA) Inc. and Northwest Natural Gas Company, dated effective as of May 1, 2011, and First Amendment to Carry and Earning Agreement dated March 11, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2011, File No. 1-15973). †

*10b
Second Amendment to Carry and Earning Agreement by and between Encana Oil and Gas (USA) Inc. and NWN Gas Reserves, LLC., dated as of March 7, 2014 (incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 2014, File No. 1-15973).

12	Statement re computation of ratios of earnings to fixed charges.

21	Subsidiaries of Northwest Natural Gas Company.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Executive Compensation Plans and Arrangements:

*10c.	Executive Supplemental Retirement Income Plan 2010 Restatement (incorporated herein by reference to Exhibit 10b. to Form 10-K for 2009, File No. 1-15973).

*10d.	Supplemental Executive Retirement Plan, 2011 Restatement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011, File No. 1-15973).

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

*10l.
Deferred Compensation Plan for Directors and Executives effective January 1, 2005, restated as of September 24, 2015 (incorporated herein by reference to Exhibit 10a to Form 10-Q for the quarter ended September 30, 2015).

*10m.
Form of Indemnity Agreement as entered into between the Company and each director and certain executive officers (incorporated herein by reference to Exhibit 10l. to Form 10-K for 2009, File No. 1-15973).

*10n.	Form of Indemnity Agreement as entered into between the Company and certain executive officers (incorporated herein by reference to Exhibit 10l.(1) to Form 10-K for 2009, File No. 1-15973).

*10o.	Non-Employee Directors Stock Compensation Plan, as amended effective December 15, 2005 (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated December 16, 2005, File No. 1-15973).

10p.	Executive Annual Incentive Plan, effective February 23, 2012, as amended effective January 1, 2016.

*10q.	Form of Change in Control Severance Agreement between the Company and each executive officer (incorporated herein by reference to Exhibit 10o. to Form 10-K for 2008, File No. 1-15973).

*10r.	Northwest Natural Gas Company Long-Term Incentive Plan, as amended and restated effective May 24, 2012 (incorporated herein by reference to Exhibit 10r to Form 10-K for 2012, File No. 1-15973).

*10s.	Severance Agreement between Northwest Natural Gas Company and an executive officer, dated as of June 30, 2015 (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated June 24, 2015).

*10t.	Form of Long-Term Incentive Award Agreement under the Long Term Incentive Plan (2013-2015) (incorporated herein by reference to Exhibit 10v. to Form 10K for 2012, File No. 1-15973).

*10u.	Form of Long-Term Incentive Award Agreement under the Long Term Incentive Plan (2014-2016) (incorporated herein by reference to Exhibit 10v. to Form 10-K for 2013, File No. 1-15973).

*10v.	Form of Long-Term Incentive Award Agreement under the Long Term Incentive Plan (2015-2017) (incorporated by reference to Exhibit 10w to Form 10-K for 2014, File No. 1-15973).

10w.	Form of Long-Term Incentive Award Agreement under the Long Term Incentive Plan (2016-2018).

10x.	Form of Long-Term Incentive Award Agreement under the Long Term Incentive Plan between the Company and an Executive Officer (2016-2018).

10y.	Agreement to Amend the Long-Term Incentive Award Agreement, under the Long-Term Incentive Plan dated February 25, 2016 by and between the Company and an executive officer.

*10z.
Form of Consent dated December 14, 2006 entered into by each executive officer with respect to amendments to the Executive Supplemental Retirement Income Plan, the Supplemental Executive Retirement Plan and certain change in control severance agreements (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 19, 2006, File No. 1-15973).

*10aa.
Consent to Amendment of Deferred Compensation Plan for Directors and Executives, dated February 28, 2008 entered into by each executive officer (incorporated herein by reference to Exhibit 10bb to Form 10-K for 2007, File No. 1-15973).

10bb.	Form of Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (2016).

*10cc.	Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan (2013) (incorporated herein by reference to Exhibit 10aa. to Form 10-K for 2012, File No. 1-15978).

*10dd.	Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan (2012) (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 20, 2011, File No. 1-15973).

*10ee.
Form of Special Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan between the Company and an executive officer (incorporated herein by reference to Exhibit 10cc. to Form 10-Q for the period ending September 30, 2013, File No. 1-15973).

*10ff.
Form of Special Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan between the Company and an executive officer. (incorporated herein by reference to Form 10-Q for the quarter ended March 31, 2014, File No. 1-15973).

*10gg.
Form of Special Retention Restricted Stock Unit Award Agreement between the Company and an executive officer, dated as of June 30, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated June 24, 2015).

*10hh.	Hire-On Bonus Agreement between the Company and an executive officer, dated as of June 30, 2015 (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated June 24, 2015).

10ii.	Annual Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2016.

10jj.	Long-Term Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2016.

101.
The following materials from Northwest Natural Gas Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

 *Incorporated herein by reference as indicated

† Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.