Form 10-Q
period 2016-03-31
NORTHWEST NATURAL GAS CO
filed 2016-05-03
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes [   ]     No  [ X ]

At April 22, 2016, 27,493,381 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY
For the Quarterly Period Ended March 31, 2016

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives, goals and strategies;

•	assumptions and estimates;

•	future events or performance;

•	trends, and timing and cyclicality;

•	risks;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital structure;

•	growth and profitability;

•	customer rates;

•	commodity costs and volumes;

•	gas reserves, volumes, investment and recovery;

•	operational and maintenance performance and costs;

•	energy policy and preferences;

•	efficacy of and exposure under derivatives and hedges;

•	liquidity and financial positions;

•	project and program development, expansion, or investment;

•	competition;

•	estimated expenditures;

•	costs of compliance;

•	credit exposures;

•	regulatory outcomes, prudency or recovery;

•	impacts of laws, rules and regulations;

•	tax positions, liabilities or refunds;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations under retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	effects of new or anticipated changes in accounting standards or pronouncements;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs, allocations and recoveries, and timing thereof.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future operational or financial performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in our 2015 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and in Part I, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 1A, “Risk Factors,” herein.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
In thousands, except per share data	2016	2015

Operating revenues	$255,529	$261,665

Operating expenses:
Cost of gas	108,411	125,705
Operations and maintenance	38,939	54,116
Environmental remediation	5,029	—
General taxes	8,684	8,732
Depreciation and amortization	20,394	20,111
Total operating expenses	181,457	208,664
Income from operations	74,072	53,001
Other income (expense), net	(2,309)	5,049
Interest expense, net	9,736	10,481
Income before income taxes	62,027	47,569
Income tax expense	25,386	19,083
Net income	36,641	28,486
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $127 and $216 for the three months ended March 31, 2016 and 2015, respectively	194	332
Comprehensive income	$36,835	$28,818
Average common shares outstanding:
Basic	27,448	27,301
Diluted	27,560	27,369
Earnings per share of common stock:
Basic	$1.33	$1.04
Diluted	1.33	1.04
Dividends declared per share of common stock	0.4675	0.4650

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2016	2015	2015

Assets:
Current assets:
Cash and cash equivalents	$4,321	$5,218	$4,211
Accounts receivable	69,066	68,531	68,228
Accrued unbilled revenue	36,393	30,076	57,987
Allowance for uncollectible accounts	(1,376)	(1,363)	(870)
Regulatory assets	61,524	67,702	69,178
Derivative instruments	1,960	658	2,719
Inventories	60,581	69,289	70,868
Gas reserves	16,420	19,112	17,094
Income taxes receivable	—	2,000	7,900
Deferred tax assets	—	13,491	—
Other current assets	23,311	15,921	33,460
Total current assets	272,200	290,635	330,775
Non-current assets:
Property, plant, and equipment	3,115,854	3,017,754	3,089,380
Less: Accumulated depreciation	919,187	883,254	906,717
Total property, plant, and equipment, net	2,196,667	2,134,500	2,182,663
Gas reserves	111,145	125,187	114,552
Regulatory assets	351,390	348,421	370,711
Derivative instruments	452	117	27
Other investments	67,490	68,614	68,066
Restricted cash	—	3,000	—
Other non-current assets	2,689	3,638	2,616
Total non-current assets	2,729,833	2,683,477	2,738,635
Total assets	$3,002,033	$2,974,112	$3,069,410

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2016	2015	2015

Liabilities and equity:
Current liabilities:
Short-term debt	$164,900	$156,200	$270,035
Current maturities of long-term debt	24,980	39,994	24,973
Accounts payable	57,407	62,904	73,219
Taxes accrued	10,256	17,755	10,420
Interest accrued	9,671	10,427	5,873
Regulatory liabilities	35,596	24,263	29,927
Derivative instruments	17,313	23,242	22,092
Other current liabilities	42,100	35,950	41,148
Total current liabilities	362,223	370,735	477,687
Long-term debt	569,745	613,417	569,445
Deferred credits and other non-current liabilities:
Deferred tax liabilities	550,731	523,929	530,021
Regulatory liabilities	346,761	326,424	339,287
Pension and other postretirement benefit liabilities	221,291	235,516	223,105
Derivative instruments	1,237	1,117	3,447
Other non-current liabilities	143,090	118,059	145,446
Total deferred credits and other non-current liabilities	1,263,110	1,205,045	1,241,306
Commitments and contingencies (See Note 13)	—	—	—
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 27,493, 27,332, and 27,427 at March 31, 2016 and 2015 and December 31, 2015, respectively	385,232	376,656	383,144
Retained earnings	428,691	418,003	404,990
Accumulated other comprehensive loss	(6,968)	(9,744)	(7,162)
Total equity	806,955	784,915	780,972
Total liabilities and equity	$3,002,033	$2,974,112	$3,069,410

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
In thousands	2016	2015

Operating activities:
Net income	$36,641	$28,486
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	20,394	20,111
Regulatory amortization of gas reserves	4,075	5,255
Deferred tax liabilities, net	23,353	5,918
Qualified defined benefit pension plan expense	1,311	1,509
Contributions to qualified defined benefit pension plans	(2,900)	(2,630)
Deferred environmental expenditures	(2,665)	(3,315)
Regulatory disallowance of prior environmental cost deferrals	3,273	15,000
Interest income on deferred environmental expenses	—	(5,322)
Amortization of environmental remediation	5,029	—
Other	1,169	900
Changes in assets and liabilities:
Receivables, net	22,242	29,193
Inventories	10,115	8,543
Taxes accrued	7,729	6,724
Accounts payable	(14,537)	(26,550)
Interest accrued	3,798	4,348
Deferred gas costs	8,519	13,074
Other, net	18,592	17,005
Cash provided by operating activities	146,138	118,249
Investing activities:
Capital expenditures	(30,054)	(27,135)
Other	24	(1,811)
Cash used in investing activities	(30,030)	(28,946)
Financing activities:
Common stock issued, net	1,999	700
Change in short-term debt	(105,135)	(78,500)
Cash dividend payments on common stock	(12,823)	(12,688)
Other	(39)	(3,131)
Cash used in financing activities	(115,998)	(93,619)
Increase (decrease) in cash and cash equivalents	110	(4,316)
Cash and cash equivalents, beginning of period	4,211	9,534
Cash and cash equivalents, end of period	$4,321	$5,218

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$5,232	$5,399
Income taxes paid, net of refunds	(7,900)	—
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

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for fair presentation of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K (2015 Form 10-K). A significant part of our business is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of full year results.

Certain prior year balances in our consolidated financial statements and notes have been reclassified to conform with the current presentation. These reclassifications had no effect on our prior year’s consolidated results of operations, financial condition, or cash flows.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the 2015 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2016. The following are current updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
In applying regulatory accounting principles, we capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the OPUC Public Utility Commission of Oregon (OPUC) or Washington Utilities and Transportation Committee (WUTC), which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a rate of return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2016	2015	2015
Current:
Unrealized loss on derivatives(1)	$17,313	$23,242	$22,092
Gas costs	7,978	19,653	8,717
Environmental costs(2)	9,096	—	9,270
Decoupling(3)	13,235	11,696	18,775
Other(4)	13,902	13,111	10,324
Total current	$61,524	$67,702	$69,178
Non-current:
Unrealized loss on derivatives(1)	$1,237	$1,117	$3,447
Pension balancing(5)	46,247	35,374	43,748
Income taxes	40,106	44,767	43,049
Pension and other postretirement benefit liabilities	180,909	197,601	184,223
Environmental costs(2)	67,999	50,175	76,584
Gas costs	2,462	4,334	1,949
Decoupling(3)	2,641	4,370	6,349
Other(4)	9,789	10,683	11,362
Total non-current	$351,390	$348,421	$370,711

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2016	2015	2015
Current:
Gas costs	$22,098	$12,774	$14,157
Unrealized gain on derivatives(1)	1,960	436	2,659
Other(4)	11,538	11,053	13,111
Total current	$35,596	$24,263	$29,927
Non-current:
Gas costs	$9,221	$4,729	$8,869
Unrealized gain on derivatives(1)	452	117	27
Accrued asset removal costs(6)	331,000	315,946	327,047
Other(4)	6,088	5,632	3,344
Total non-current	$346,761	$326,424	$339,287

(1)
Unrealized gains or losses on derivatives are non-cash items and, therefore, do not earn a rate of return or a carrying charge. These amounts are recoverable through utility rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.

(2)
Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, we earn a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. We also accrue a carrying charge on insurance proceeds for amounts owed to customers. In Washington, recovery of deferred amounts will be determined in a future proceeding. Current environmental costs represent remediation costs management expects to collect from Oregon customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5 million tariff rider. The amounts allocable to Oregon are subject to an earnings test. See Note 13.

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

We believe all costs incurred and deferred at March 31, 2016 are prudent. We annually review all regulatory assets and liabilities for recoverability and more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then we would be required to write-off the net unrecoverable balances in the period such determination is made.

New Accounting Standards
We consider the applicability and impact of all accounting standards updates (ASUs) issued by the Financial
Accounting Standards Board (FASB). Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recently Adopted Accounting Pronouncements
BENEFIT PLAN ACCOUNTING. On July 31, 2015, the FASB issued ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans, Defined Contribution Pension Plans, and Health and Welfare Benefit Plans." The ASU outlines a three part update. Only part two of the update is applicable for us, which simplifies the investment disclosure requirements for employee benefit plans by allowing certain disclosures at an aggregated level, reducing the number of ways assets must be grouped and analyzed, and no longer requiring investment strategy disclosures for certain investments. The new requirements were effective for us beginning January 1, 2016 and will be applied retrospectively in the 2016 Form 10-K, for all periods presented. This ASU will not materially affect our financial statements and disclosures, but will change certain presentation and disclosure within our pension and other postretirement benefit plan disclosures in our 2016 Form 10-K, for all periods presented.

FAIR VALUE MEASUREMENT. On May 1, 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)." The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements were effective for us beginning January 1, 2016 and will be applied retrospectively to all periods presented, in our 2016 Form 10-K. This ASU will not materially affect our financial statements and disclosures, but will change certain presentation and disclosure of the fair value of certain plan assets in our pension and other postretirement benefit plan disclosures in our 2016 Form 10-K, for all periods presented.

INTANGIBLES - GOODWILL AND OTHER INTERNAL-USE SOFTWARE. On April 15, 2015 the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." The ASU provides customers guidance on how to determine whether a cloud computing arrangement includes a software license. The new requirements were effective for us beginning January 1, 2016. We will apply the guidance prospectively as contracts arise and do not expect the ASU to materially affect our financial statements and disclosures.

DEBT ISSUANCE COSTS. On April 7, 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the associated debt liability. The new requirements were effective for us beginning January 1, 2016. The new guidance has been applied on a retrospective basis and is reflected in our consolidated balance sheets and Note 6.

Recently Issued Accounting Pronouncements
STOCK BASED COMPENSATION. On March 30, 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this standard are effective for us beginning January 1, 2017. Early adoption is permitted in any interim or annual period. We are currently assessing the effect of this standard and do not expect this standard to materially affect our financial statements and disclosures.

LEASES. On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which revises the existing lease accounting guidance. This ASU prescribes new disclosure rules for leasing arrangements. The standard is effective for public companies beginning January 1, 2019, and early adoption is permitted. The new standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the effect of this standard on our financial statements and disclosures.

FINANCIAL INSTRUMENTS. On January 5, 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new standard is effective for us beginning January 1, 2018. Upon adoption, we will be required to make a cumulative-effect adjustment to the statement of financial position in the first quarter of 2018. Early adoption is permitted. We are currently assessing the effect of this standard on our financial statements and disclosures.

REVENUE RECOGNITION. On May 28, 2014, the FASB issued ASU 2014-09 "Revenue From Contracts with Customers." The underlying principle of the guidance requires entities to recognize revenue depicting the transfer of goods or services to customers at amounts the entity is expected to be entitled to in exchange for those goods or services. The ASU also prescribes a five-step approach to revenue recognition: (1) identify the contract(s) with the customer; (2) identify the separate performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new requirements prescribe either a full retrospective or simplified transition adoption method. On August 12, 2015, the FASB deferred the effective date by one year to January 1, 2018 for annual reporting periods beginning after December 15, 2017. The FASB also permitted early adoption of the standard, but not before the original effective date of January 1, 2017. We are currently assessing the effect of this standard on our financial statements and disclosures.

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

	Three Months Ended March 31,
In thousands, except per share data	2016	2015
Net income	$36,641	$28,486
Average common shares outstanding - basic	27,448	27,301
Additional shares for stock-based compensation plans (See Note 5)	112	68
Average common shares outstanding - diluted	27,560	27,369
Earnings per share of common stock - basic	$1.33	$1.04
Earnings per share of common stock - diluted	$1.33	$1.04
Additional information:
Antidilutive shares	22	28

4. SEGMENT INFORMATION

We primarily operate in two reportable business segments: local gas distribution and gas storage. We also have other investments and business activities not specifically related to one of these two reporting segments, which are aggregated and reported as other. We refer to our local gas distribution business as the utility, and our gas storage segment and other as non-utility. Our utility segment also includes the utility portion of our Mist underground storage facility in Oregon and NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp. Our gas storage segment includes NWN Gas Storage, which is a wholly-owned subsidiary of NWN Energy, Gill Ranch, which is a wholly-owned subsidiary of NWN Gas Storage, the non-utility portion of Mist, and all third-party asset management services. Other includes NNG Financial and NWN Energy's equity investment in TWH, which is pursuing development of a cross-Cascades transmission pipeline project. See Note 4 in the 2015 Form 10-K for further discussion of our segments.

Inter-segment transactions were insignificant for the periods presented. The following table presents summary financial information concerning the reportable segments:

	Three Months Ended March 31,
In thousands	Utility	Gas Storage	Other	Total
2016
Operating revenues	$250,104	$5,369	$56	$255,529
Depreciation and amortization	18,760	1,634	—	20,394
Income from operations	72,295	1,726	51	74,072
Net income	35,852	736	53	36,641
Capital expenditures	29,177	877	—	30,054
Total assets at March 31, 2016	2,726,696	260,535	14,802	3,002,033
2015
Operating revenues	$256,306	$5,303	$56	$261,665
Depreciation and amortization	18,475	1,636	—	20,111
Income from operations	51,880	1,055	66	53,001
Net income	28,335	114	37	28,486
Capital expenditures	25,809	1,326	—	27,135
Total assets at March 31, 2015	2,688,304	270,905	14,903	2,974,112

Total assets at December 31, 2015	2,792,736	261,750	14,924	3,069,410

Utility Margin
Utility margin is a financial measure consisting of utility operating revenues, which are reduced by revenue taxes, the associated cost of gas, and environmental recovery revenues. The cost of gas purchased for utility customers is generally a pass-through cost in the amount of revenues billed to regulated utility customers. Environmental recovery revenues represent collections received from customers through our environmental recovery mechanism in Oregon. These collections are offset by the amortization of environmental liabilities, which is presented as environmental remediation expense in our operating expenses. By subtracting cost of gas and environmental remediation expense from utility operating revenues, utility margin provides a key metric used by our chief operating decision maker in assessing the performance of the utility segment. The gas storage and other segments emphasize growth in operating revenues as opposed to margin because they do not incur a product cost (i.e. cost of gas sold) like the utility and, therefore, use operating revenues and net income to assess performance.

The following table presents additional segment information concerning utility margin:

	Three Months Ended March 31,
In thousands	2016	2015
Utility margin calculation:
Utility operating revenues(1)	$250,104	$256,306
Less: Utility cost of gas	108,411	125,705
Environmental remediation expense	5,029	—
Utility margin	$136,664	$130,601

(1)
Utility operating revenues include environmental recovery revenues, which are collections received from customers through our environmental recovery mechanism in Oregon, offset by environmental remediation expense.

5. STOCK-BASED COMPENSATION

Our stock-based compensation plans are designed to promote stock ownership in NW Natural by employees and officers. These compensation plans include a Long-Term Incentive Plan (LTIP), an Employee Stock Purchase Plan (ESPP), and a Restated Stock Option Plan. For additional information on our stock-based compensation plans, see Note 6 in the 2015 Form 10-K and the updates provided below.

Long-Term Incentive Plan

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2016, 36,259 performance-based shares were granted under the LTIP based on target-level awards with a weighted-average grant date fair value of $50.13 per share. As of March 31, 2016, there was $3.5 million of unrecognized compensation cost from LTIP grants, which is expected to be recognized through 2018. Fair value for the market based portion of the LTIP was estimated as of the date of grant using a Monte-Carlo option pricing model based on the following assumptions:

Stock price on valuation date	$50.15
Performance term (in years)	3.0
Quarterly dividends paid per share	$0.4675
Expected dividend yield	3.7%
Dividend discount factor	0.9010

Restricted Stock Units (RSUs)
During the three months ended March 31, 2016, 29,486 RSUs were granted under the LTIP with a weighted-average grant date fair value of $52.45 per share. The fair value of a RSU is equal to the closing market price of our common stock on the grant date. As of March 31, 2016, there was $3.2 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2020. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. A RSU obligates the Company, upon vesting, to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU.

6. DEBT

Short-Term Debt
At March 31, 2016, our short-term debt consisted of commercial paper notes payable with a maximum maturity of 43 days and an average maturity of 21 days and an outstanding balance of $164.9 million. The carrying cost of our commercial paper approximates fair value using Level 2 inputs, due to the short-term nature of the notes. See Note 2 in the 2015 Form 10-K for a description of the fair value hierarchy.

In the fourth quarter of 2015, we entered into a short-term credit facility loan totaling $50 million, as a short-term bridge through our peak heating season, which was repaid on February 4, 2016.

Long-Term Debt
At March 31, 2016, we had long-term debt of $594.7 million, which included $7.0 million of unamortized debt issuance costs. Utility long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2016 through 2042, interest rates ranging from 3.176% to 9.05%, and a weighted-average coupon rate of 5.70%.

Fair Value of Long-Term Debt
Our outstanding debt does not trade in active markets. We estimate the fair value of our debt using utility companies with similar credit ratings, terms, and remaining maturities to our debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2015 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of our long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In thousands	2016	2015	2015
Gross long-term debt	$601,700	$661,700	$601,700
Unamortized debt issuance costs	(6,975)	(8,289)	(7,282)
Carrying amount	$594,725	$653,411	$594,418
Estimated fair value(1)	686,159	762,554	667,168

(1)	Estimated fair value does not include unamortized debt issuance costs.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

The following table provides the components of net periodic benefit cost for the Company's pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2016	2015	2016	2015
Service cost	$1,944	$2,308	$121	$145
Interest cost	4,574	4,596	300	291
Expected return on plan assets	(5,017)	(5,174)	—	—
Amortization of net actuarial loss	3,502	4,561	192	126
Amortization of prior service costs	58	58	(117)	49
Net periodic benefit cost	5,061	6,349	496	611
Amount allocated to construction	(1,548)	(1,825)	(164)	(191)
Amount deferred to regulatory balancing account(1)	(1,627)	(2,175)	—	—
Net amount charged to expense	$1,886	$2,349	$332	$420

(1)
The deferral of defined benefit pension expenses above or below the amount set in rates was approved by the OPUC, with recovery of these deferred amounts through the implementation of a balancing account. The balancing account includes the expectation of higher net periodic benefit costs than costs recovered in rates in the near-term with lower net periodic benefit costs than costs recovered in rates expected in future years. Deferred pension expense balances include accrued interest at the utility’s authorized rate of return, with the equity portion of the interest recognized when amounts are collected in rates. See Note 2 in the 2015 Form 10-K.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to our non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2016	2015
Beginning balance	$(7,162)	$(10,076)
Amounts reclassified from AOCL:
Amortization of actuarial losses	321	548
Total reclassifications before tax	321	548
Tax (benefit) expense	(127)	(216)
Total reclassifications for the period	194	332
Ending balance	$(6,968)	$(9,744)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the three months ended March 31, 2016, we made cash contributions totaling $2.9 million to our qualified defined benefit pension plan. We expect further plan contributions of $11.6 million during the remainder of 2016.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Section 401(k). Employer contributions totaled $1.4 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

See Note 8 in the 2015 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

8. INCOME TAX

An estimate of annual income tax expense is made each interim period using estimates for annual pre-tax income, regulatory flow-through adjustments, tax credits, and other items. The estimated annual effective tax rate is applied to year-to-date, pre-tax income to determine income tax expense for the interim period consistent with the annual estimate.

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended March 31,
Dollars in thousands	2016	2015
Income taxes at statutory rates (federal and state)	$24,608	$18,892
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	1,518	1,329
Other, net	(740)	(1,138)
Total provision for income taxes	$25,386	$19,083
Effective tax rate	40.9%	40.1%

The effective tax rate for the three months ended March 31, 2016, compared to the same period in 2015, increased primarily as a result of lower estimated depletion deductions from gas reserves activity in 2016. The effective tax rate for the three months ended March 31, 2015 benefited from the realization of deferred depletion benefits from 2013 and 2014. See Note 9 in the 2015 Form 10-K for more detail on income taxes and effective tax rates.

The 2015 tax year is subject to examination under the Internal Revenue Service (IRS) Compliance Assurance Process (CAP). The Company’s 2016 tax year CAP application has been accepted by the IRS.

9. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of our property, plant, and equipment and accumulated depreciation:

	March 31,		December 31,
In thousands	2016	2015	2015
Utility plant in service	$2,760,188	$2,676,280	$2,745,485
Utility construction work in progress	51,014	34,048	39,288
Less: Accumulated depreciation	878,364	847,278	867,377
Utility plant, net	1,932,838	1,863,050	1,917,396
Non-utility plant in service	296,826	299,969	296,839
Non-utility construction work in progress	7,826	7,457	7,768
Less: Accumulated depreciation	40,823	35,976	39,340
Non-utility plant, net	263,829	271,450	265,267
Total property, plant, and equipment	$2,196,667	$2,134,500	$2,182,663

Capital expenditures in accrued liabilities	$8,424	$8,451	$8,985

10. GAS RESERVES

We have invested $188 million through our gas reserves program in the Jonah Field located in Wyoming as of March 31, 2016. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the balance sheet. Our investment in gas reserves provides long-term price protection for utility customers and currently incorporates two agreements: the original agreement with Encana Oil & Gas (USA) Inc. under which we invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

The cost of gas, including a carrying cost for the rate base investment made under the original agreement, is included in our annual Oregon PGA filing, which allows us to recover these costs through customer rates. Our net investment under the original agreement earns a rate of return.

Under the amended agreement we have the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at our amended proportionate working interest for each well in which we invest. We elected to participate in some of the additional wells drilled in 2014, and may have the opportunity to participate in more wells in the future. Volumes produced from these wells are included in our Oregon PGA at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment.

The following table outlines our net gas reserves investment:

	March 31,		December 31,
In thousands	2016	2015	2015
Gas reserves, current	$16,420	$19,112	$17,094
Gas reserves, non-current	171,121	168,352	170,453
Less: Accumulated amortization	59,976	43,165	55,901
Total gas reserves(1)	127,565	144,299	131,646
Less: Deferred taxes on gas reserves	28,547	28,383	27,203
Net investment in gas reserves(1)	$99,018	$115,916	$104,443

(1)
Our investment in additional wells included in total gas reserves was $7.6 million ($3.4 million net of deferred taxes), $9.2 million ($8.3 million net of deferred taxes) and $8.0 million ($4.3 million net of deferred taxes) at March 31, 2016 and 2015 and December 31, 2015, respectively.

Our investment is included on our balance sheet under gas reserves with our maximum loss exposure limited to our current investment balance.

11. INVESTMENTS

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

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with our investment in TWP reported under equity method accounting. We have determined we are not the primary beneficiary of TWH’s activities as we only have a 50% share of the entity and there are no stipulations that allow us a disproportionate influence over it. Our investments in TWH and TWP are included in other investments on our balance sheet. If we do not develop this investment, then our maximum loss exposure related to TWH is limited to our equity investment balance, less our share of any cash or other assets available to us as a 50% owner. Our investment balance in TWH was $13.4 million at March 31, 2016 and 2015 and December 31, 2015. See Note 12 in the 2015 Form 10-K.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 12 in the 2015 Form 10-K.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on our derivative instruments:

	March 31,		December 31,
In thousands	2016	2015	2015
Natural gas (in therms):
Financial	317,100	229,925	346,875
Physical	169,978	250,250	404,645
Foreign exchange	$6,852	$8,690	$9,025

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from our derivative instruments:

	Three Months Ended March 31,
	2016		2015
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
(Expense) benefit to cost of gas	$(16,379)	$241	$(23,481)	$(741)
Operating revenues	—	—	638	—
Less:
Amounts deferred to regulatory accounts on balance sheet	16,379	(241)	23,065	741
Total gain in pre-tax earnings	$—	$—	$222	$—

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

REALIZED GAIN/LOSS. We realized net losses of $15.5 million and $14.1 million for the three months ended March 31, 2016 and 2015, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses are recorded in cost of gas, deferred through our regulatory accounts, and amortized through customer rates in the following year.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by our counterparties as of March 31, 2016 or 2015. We attempt to minimize the potential exposure to collateral calls by counterparties to manage our liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given our counterparty credit limits and portfolio diversification, we were not subject to collateral calls in 2016 or 2015. Our collateral call exposure is set forth under credit support agreements, which generally contain credit limits. We could also be subject to collateral call exposure where we have agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized losses of $17.2 million at March 31, 2016, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$2,341	$15,600
Without Adequate Assurance Calls	—	—	—	2,341	13,381

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

If netted by counterparty, our derivative position would result in an asset of $1.8 million and a liability of $17.9 million as of March 31, 2016. As of March 31, 2015, our derivative position would have resulted in an asset of $0.6 million and a liability of $24.2 million. As of December 31, 2015, our derivative position would have resulted in an asset of $2.7 million and a liability of $25.5 million.

We are exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for our natural gas purchases made on behalf of customers. See Note 13 in our 2015 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, we include non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, our assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at March 31, 2016. As of March 31, 2016 and 2015, and December 31, 2015, the net fair value was a liability of $16.1 million, $23.6 million, and $22.8 million, respectively, using significant other observable, or level 2, inputs. No level 3 inputs were used in our derivative valuations, and there were no transfers between level 1 or level 2 during the quarters ended March 31, 2016 and 2015. See Note 2 in the 2015 Form 10-K.

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

Our sites are subject to the remediation process prescribed by the Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality (ODEQ). The process begins with a remedial investigation (RI) to determine the nature and extent of contamination and then a risk assessment (RA) to establish whether the contamination at the site poses unacceptable risks to humans and the environment. Next, a feasibility study (FS) or an engineering evaluation/cost analysis (EE/CA) evaluates various remedial alternatives. It is at this point in the process when we are able to estimate a range of remediation costs and record a reasonable potential remediation liability, or make an adjustment to our existing liability. From this study, the regulatory agency selects a remedy and issues a Record of Decision (ROD). After the ROD is issued, we seek to negotiate a consent decree or consent judgment for designing and implementing the remedy. We have the ability to further refine estimates of remediation liabilities at that time.
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
Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. In those cases, we have disclosed the nature of the possible loss and the fact that the high end of the range cannot be reasonably estimated where a range of potential loss is available. Unless there is an estimate within the range of possible losses that is more likely than other cost estimates within that range, we record the liability at the low end of this range. It is likely changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to our continued evaluation and clarification concerning our responsibility, the complexity of environmental laws and regulations and the determination by regulators of remediation alternatives. In addition to remediation costs, we could also be subject to Natural Resource Damages (NRD) claims. We will assess the likelihood and probability of each claim and recognize a liability if deemed appropriate. As of March 31, 2016, we have not received any material NRD claims.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities on the balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2016	2015	2015	2016	2015	2015
Portland Harbor site:
Gasco/Siltronic Sediments	$2,747	$1,572	$2,229	$42,079	$38,379	$42,641
Other Portland Harbor	1,655	1,308	1,972	4,775	5,186	5,073
Gasco Upland site	10,405	8,205	10,599	51,070	36,833	52,117
Siltronic Upland site	221	750	951	333	405	337
Central Service Center site	25	170	25	—	—	—
Front Street site	1,071	755	1,155	7,746	115	7,748
Oregon Steel Mills	—	—	—	179	179	179
Total	$16,124	$12,760	$16,931	$106,182	$81,097	$108,095

PORTLAND HARBOR SITE. The Portland Harbor is an EPA listed Superfund site that is approximately 10 miles long on the Willamette River and is adjacent to NW Natural's Gasco uplands and the Siltronic uplands sites. We are a PRP to the Superfund site and have joined with some of the other PRPs (the Lower Willamette Group or LWG) to develop a Portland Harbor Remedial Investigation/Feasibility Study (RI/FS), which we submitted to the EPA in 2012. In August 2015, the EPA issued its own Draft Feasibility Study (Draft FS) for comment. The EPA Draft FS provides a new range of remedial costs for the entire Portland Harbor Superfund Site, which includes the Gasco/Siltronic Sediment site, discussed below. The range of present value costs estimated by the EPA for various remedial alternatives for the entire Portland Harbor, as provided by the EPA's Draft FS, is $791 million to $2.45 billion. The range provided in the EPA's Draft FS is based on cost alternatives the EPA estimates to have an accuracy between -30% and +50% of actual costs, depending on the scope of work. While the EPA's Draft FS provides a higher range of costs than the LWG's submission in 2012, our potential liability is still a portion of the costs of the remedy the EPA will select for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 PRPs. We are participating in a non-binding allocation process in an effort to settle this potential liability. The new EPA Draft FS does not provide any additional clarification around allocation of costs.

We manage our liability related to the Superfund site as two distinct remediation projects, the Gasco/Siltronic Sediments and Other Portland Harbor projects.

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. We submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA as well as costs for the additional studies and design work needed before the clean-up can occur, and for regulatory oversight throughout the clean-up range from $44.8 million to $350 million. We have recorded a liability of $44.8 million for the sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at this site represent the largest portion of our liability related to the Portland Harbor site, discussed above.

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

Beginning November 1, 2013, capital asset costs of $19.0 million for the Gasco water treatment station were placed into rates with OPUC approval. The OPUC deemed these costs prudent. Beginning November 1, 2014, the OPUC approved the application of $2.5 million from insurance proceeds plus interest to reduce the total amount of Gasco capital costs to be recovered through rate base. A portion of these proceeds was non-cash in 2014.

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

Siltronic Upland. A portion of the Siltronic property adjacent to the Gasco site was formerly owned by Portland Gas and Coke, NW Natural's predecessor. We are currently conducting an investigation of manufactured gas plant wastes on the uplands at this site for ODEQ.

Central Service Center site. We are currently performing an environmental investigation of the property under ODEQ's Independent Cleanup Pathway. This site is on ODEQ's list of sites with confirmed releases of hazardous substances, and cleanup is necessary.

Front Street site. The Front Street site was the former location of a gas manufacturing plant we operated (the former Portland Gas Manufacturing site, or PGM).  At ODEQ’s request, we conducted a sediment and source control investigation and provided findings to ODEQ.  In December 2015, we completed a FS on the former Portland Gas Manufacturing site. The FS provided a range of $7.6 million to $12.9 million for remedial costs. We have recorded a liability at the low end of the range of possible loss as no alternative in the range is considered more likely than another. Further, we have recognized an additional liability of $1.2 million for additional studies and design costs as well as regulatory oversight throughout the clean-up that will be required to assist in ODEQ making a remedy selection and completing a design.

Oregon Steel Mills site. Refer to the “Legal Proceedings,” below.

Site Remediation and Recovery Mechanism (SRRM)
We have a SRRM through which we track and have the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test.

REGULATORY ACTIVITIES. In February 2015, the OPUC issued an Order addressing outstanding issues related to the SRRM (2015 Order), which required us to forego collection of $15 million out of approximately $95 million in total environmental remediation expenses and associated carrying costs the Company had deferred through 2012 based on the OPUC’s determination of how an earnings test should apply to amounts deferred from 2003 to 2012, with adjustments for other factors the OPUC deemed relevant. As a result, we recognized a $15.0 million non-cash charge in operations and maintenance expense in the first quarter of 2015. Also, as a result of the 2015 Order, we recognized $5.3 million pre-tax of interest income related to the equity earnings on our deferred environmental expenses.

In addition, the OPUC issued a subsequent Order regarding SRRM implementation (2016 Order) in January 2016 in which the OPUC: (1) disallowed the recovery of $2.8 million of interest earned on the previously disallowed environmental expenditure amounts; (2) clarified the state allocation of 96.68% of environmental remediation costs for all environmental sites to Oregon; and (3) confirmed our treatment of $13.8 million of expenses put into the SRRM amortization account was correct and in compliance with prior OPUC orders. As a result of the 2016 Order, we recognized a $3.3 million non-cash charge in the first quarter, of which $2.8 million is reflected in other income and expense, net and $0.5 million is included in operations and maintenance expense.
COLLECTIONS FROM OREGON CUSTOMERS. The SRRM provides us with the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test. The SRRM created three classes of deferred environmental remediation expense:

•
Pre-review - This class of costs represents remediation spend that has not yet been deemed prudent by the OPUC. Carrying costs on these remediation expenses are recorded at our authorized cost of capital. The Company anticipates the prudence review for annual costs and approval of the earnings test prescribed by the OPUC to occur by the end of the third quarter of the following year.

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

We received total environmental insurance proceeds of approximately $150 million as a result of settlements from our litigation that was dismissed in July 2014. Under the OPUC Order, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012, and the remaining two-thirds will be applied to costs over the next 20 years. Annually, the Order provided for the application of $5 million of insurance proceeds plus interest against deferred remediation expense deemed prudent in the same annual period; annual amounts not utilized are carried forward to apply against future prudently incurred costs. We accrue interest on the insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of March 31, 2016, we have applied $58.2 million of insurance proceeds to prudently incurred remediation costs.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2016	2015	2015
Deferred costs and interest(1)	$57,359	$76,790	$79,505
Accrued site liabilities	122,306	93,858	125,026
Insurance proceeds and interest	(102,570)	(120,473)	(118,677)
Total regulatory asset deferral(1)	77,095	50,175	85,854
Current regulatory assets(2)	9,096	—	9,270
Long-term regulatory assets	67,999	50,175	76,584

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization and interest, net of amounts collected from customers.

(2)
Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, we earn a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. We also accrue a carrying charge on insurance proceeds for amounts owed to customers. In Washington, a carrying charge related to deferred amounts will be determined in a future proceeding. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5 million tariff rider. The amounts allocable to Oregon are recoverable through utility rates, subject to an earnings test.

ENVIRONMENTAL EARNINGS TEST. The 2015 Order directed us to implement an annual environmental earnings test for our prudently incurred remediation expense. Prudently incurred Oregon allocated annual remediation expense and interest in excess of the $5 million tariff rider and $5 million insurance proceeds application plus interest on the insurance proceeds are recoverable through the SRRM, to the extent the utility earns at or below our authorized Return On Equity (ROE). To the extent the utility earns more than its authorized ROE in a year, the utility is required to cover environmental expenses and interest on expenses greater than the $10 million (plus interest from insurance proceeds) with those earnings that exceed its authorized ROE.

Under the 2015 Order, the OPUC will revisit the deferral and amortization of future remediation expenses, as well as the treatment of remaining insurance proceeds three years from the original Order, or earlier if the Company gains greater certainty about its future remediation costs, to consider whether adjustments to the mechanism may be appropriate.

WASHINGTON DEFERRAL. In Washington, cost recovery and carrying charges on amounts deferred for costs associated with services provided to Washington customers will be determined in a future proceeding. Annually, we review all regulatory assets for recoverability or more often if circumstances warrant. If we should determine all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then we would be required to write-off the net unrecoverable balances against earnings in the period such a determination is made.

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

For additional information regarding other commitments and contingencies. See Note 14 in the 2015 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural or the Company) financial condition, including the principal factors that affect results of operations. The discussion refers to our consolidated results for the quarters ended March 31, 2016 and 2015. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report.  A significant portion of our business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with our 2015 Annual Report on Form 10-K (2015 Form 10-K).

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

In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share or exclude the after-tax regulatory disallowance related to the OPUC's 2015 and 2016 environmental orders, which are non-GAAP financial measures. We present net income and earnings per share (EPS) excluding the regulatory disallowances along with the U.S. GAAP measures to illustrate the magnitude of this disallowance on ongoing business and operational results. Although the excluded amounts are properly included in the determination of net income and earnings per share under U.S. GAAP, we believe the amount and nature of such disallowances make period to period comparisons of operations difficult or potentially confusing. Financial measures are expressed in cents per share as these amounts reflect factors that directly impact earnings, including income taxes. All references in this section to EPS are on the basis of diluted shares (see Note 3). We use such non-GAAP financial measures to analyze our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations.

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2016 Outlook" in our 2015 Form 10-K for more information. Highlights for the quarter include:

•	increased customer growth rate at the core utility to 1.5% at March 31, 2016, adding over 10,000 customers over the past twelve months;

•	collected $5.0 million through our SRRM and submitted our final compliance filing to the OPUC; and

•	received final amendment and permit from the Energy Facility Siting Council for our North Mist gas storage expansion project.

Key financial highlights include:

	Three Months Ended March 31,
	2016		2015
In millions, except per share data	Amount	Per Share	Amount	Per Share	$ Change
Consolidated net income	$36,641	$1.33	$28,486	$1.04	$8,155
Adjustments:
Regulatory environmental disallowance, net of taxes ($1,304 and $5,925)(1)	1,996	0.07	9,075	0.33	(7,079)
Adjusted consolidated net income(1)	$38,637	$1.40	$37,561	$1.37	$1,076
Utility margin	$136,664		$130,601		$6,063
Gas storage operating revenues	5,369		5,303		66
(1) Regulatory environmental disallowance of $3.3 million in 2016 is recorded in utility other income and expense, net ($2.8 million) and utility operations and maintenance expense ($0.5 million). Regulatory environmental disallowance of $15.0 million in 2015 is recorded in utility operations and maintenance expense. Adjusted EPS and net income are non-GAAP financial measures based on the after-tax disallowance. EPS is calculated using the combined federal and state statutory tax rate of 39.5% and 27.6 million and 27.4 million diluted shares for the quarters ended March 31, 2016 and 2015, respectively.

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. Excluding the impact of the regulatory environmental orders in 2015 and 2016 noted in the table above, net income increased $1.1 million primarily due to the following factors:

•	a $6.1 million increase in utility margin primarily due to customer growth and gas cost sharing; offset by

•
a $4.6 million decrease in other income and expense, net related to the recognition of $5.3 million of equity earnings on deferred regulatory asset balances as a result of the OPUC SRRM Order in the first quarter of 2015.

Dividends
Dividend highlights include:

	Three Months Ended March 31,
Per common share	2016	2015	QTR Change
Dividends paid	$0.4675	$0.4650	$0.0025

The Board of Directors declared a quarterly dividend on our common stock of $0.4675 cents per share, payable on May 13, 2016, to shareholders of record on April 29, 2016, reflecting an indicated annual dividend rate of $1.87 per share.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
UTILITY. Our utility business is subject to regulation by the OPUC, WUTC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and WUTC also regulate the system of accounts and issuance of securities by our utility. Approximately 89% of our utility gas volumes and revenues were derived from Oregon customers, with the remaining 11% from Washington customers. Earnings and cash flows from utility operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and our ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of our utility-related costs, including operating expenses and investment costs in utility plant and other regulatory assets. See "Regulatory Proceeding Updates" below.

GAS STORAGE. Our gas storage business is subject to regulation by the OPUC, WUTC, CPUC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and CPUC also regulate the issuance of securities and system of accounts, and regulate intrastate storage services. The FERC regulates interstate storage services. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in the last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever we modify our FERC maximum rates. The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. In 2015, approximately 72% of our storage revenues were derived from FERC, Oregon, and Washington regulated operations and approximately 28% from California operations.

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

Regulatory Proceeding Updates
During the first quarter of 2016, we were involved in the regulatory activity discussed below.

ENVIRONMENTAL COST DEFERRAL AND SITE REMEDIATION AND RECOVERY MECHANISM (SRRM). In February 2015, as part of the implementation of the SRRM, the OPUC issued an Order (2015 Order) requiring us to forego collection of $15 million out of approximately $95 million in total environmental remediation expenses and associated carrying costs the Company had deferred through 2012 based on the OPUC’s determination of how an earnings test should apply to amounts deferred from 2003 to 2012, with adjustments for other factors the OPUC deemed relevant. As a result, we recognized a $15.0 million non-cash charge in operations and maintenance expense in the first quarter of 2015. Also, as a result of the 2015 Order, we recognized $5.3 million pre-tax of interest income related to the equity earnings on our deferred environmental expenses in the first quarter of 2015.

In addition, the OPUC issued a subsequent Order regarding our SRRM (2016 Order) in January 2016 in which the OPUC: (1) disallowed the recovery of $2.8 million of interest earned on the previously disallowed environmental expenditure amounts; (2) clarified the state allocation of 96.68% of environmental remediation costs for all environmental sites to Oregon; and (3) confirmed our treatment of $13.8 million of expenses put into the SRRM amortization account was correct and in compliance with prior OPUC orders. As a result of the 2016 Order, we recognized a $3.3 million non-cash charge, of which $2.8 million is reflected in other income and expense, net and $0.5 million is included in operations and maintenance expense. See Note 13 regarding our SRRM.
SYSTEM INTEGRITY PROGRAM (SIP). We filed a request to extend the SIP program in the fourth quarter of 2014. The OPUC considered our renewal request at a public meeting in March 2015 and suspended our filing and ordered additional process, including involvement of other gas utilities in the state, before making a final decision. In 2016, we withdrew our request to extend the SIP program, which is pending OPUC approval, and remain focused on establishing guidelines for future safety cost trackers with the OPUC. See "Rate Mechanisms—System Integrity Program" below.

HEDGING. In our most recent Integrated Resource Plan, we proposed to the OPUC that we engage in continued long-term gas hedging. The OPUC is considering long-term hedging along with a general review of overall hedging practices among all gas utilities in the state. The OPUC therefore opened a new docket to discuss broader gas hedging practices across gas utilities in Oregon. Our request for the OPUC to consider long-term hedging practices will be considered as part of this docket. The OPUC established that this docket will follow two phases. The first phase will be focused on an analytical review of hedging and hedging practices, followed by a second phase regarding potential hedging guidelines. After these phases, a status report will be submitted to the OPUC, and the remainder of the process will be determined at that time.

The Washington Utilities and Transportation Commission (WUTC) also is conducting an investigation into the hedging practices of gas utilities operating in Washington, and considering whether it should require gas utilities to implement certain practices related to hedging. The WUTC has asked for comments from all parties by May of 2016, and will determine next steps in the docket after reviewing those comments.

INTERSTATE STORAGE AND OPTIMIZATION SHARING. We received an Order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-utility Mist storage services and third-party asset management services to utility customers. The Order requires a third-party cost study to be performed and the results of the cost study may initiate a new docket or the re-opening of the original docket.

CARBON SOLUTIONS PROGRAM. Oregon Senate Bill 844 (SB 844) required the OPUC to develop rules and programs to reduce carbon emissions in Oregon. In June 2015, we submitted our first project related to Combined Heat and Power (CHP) for OPUC approval. The submitted CHP program would pay owners of new commercial- and industrial-scale CHP systems for verified carbon emission reductions. In April 2016, the OPUC issued an order declining our program as submitted and provided guidance on program structure for potential future submissions.

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

In addition to the amount hedged for the current gas contract year, we are also hedged in future years at approximately 43% for the 2016-17 gas year and between 5% and 16% for annual requirements over the following five gas years as of March 31, 2016. Our hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, our storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, and/or storage recall by the utility.

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

EARNINGS TEST REVIEW. We are subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if we select the 80% deferral gas cost option, then we retain all of our earnings up to 150 basis points above the currently authorized ROE. If we select the 90% deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. We selected the 90% deferral option for the 2014-15 PGA year, and we selected the 80% deferral option for the 2015-16 PGA year. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2014 and 2015, the ROE threshold was 10.66% and 10.60%, respectively. There were no refunds required for 2013 and 2014. We do not expect a refund for 2015 based on our results and anticipate filing the 2015 earnings test in May 2016.

GAS RESERVES. The cost of gas, including a carrying cost for the rate base investment made under the original agreement, is included in our annual Oregon PGA filing, which allows us to recover these costs through customer rates. Our net investment under the original agreement earns a rate of return.

In March 2014, we amended the original gas reserves agreement in order to facilitate Encana's proposed sale of its interest in the Jonah field to Jonah Energy. Under the amendment, we ended the drilling program with Encana, but increased our working interests in our assigned sections of the Jonah field. We also retained the right to invest in new wells with Jonah Energy. Under the amended agreement we have the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at our amended proportionate working interest for each well in which we invest. We elected to participate in some of the additional wells drilled in 2014, and may have the opportunity to participate in more wells in the future. Volumes produced from these wells are included in our Oregon PGA at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment. See Note 10.

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

WEATHER NORMALIZATION TARIFF. In Oregon, we have an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. This weather normalization mechanism was reauthorized in the 2012 Oregon general rate case without an expiration date. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2016, 9% of total customers had opted out. We do not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Local Gas Distribution Utility Operations" below.

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

SYSTEM INTEGRITY PROGRAM (SIP). During 2013, the OPUC approved a temporary two-year extension, beginning in November 2012, of our capital expenditure tracking mechanism to recover capital costs related to SIP and authorized a total increase of $13.7 million above the cap during the extension period. Regulatory authority for SIP expired October 31, 2014, although the bare steel replacement portion of the mechanism remained in place until the end of 2015. We filed a request to extend the SIP program in the fourth quarter of 2014 and subsequently submitted a request to withdraw our request in the first quarter of 2016. We will recover our remaining bare steel replacement costs through the 2015-16 PGA, and we expect system integrity capital costs not tracked through our SIP mechanism would be included in rate base in our next rate case.

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

The SRRM earnings test is an annual review of our adjusted Utility ROE compared to our authorized Utility ROE, which is currently 9.5%. To apply the earnings test first we must determine what, if any, costs are subject to the test through the following calculation:

Annual spend
Less: $5 million tariff rider(1)
Prior year carry-over(2)
$5 million insurance + interest on insurance
Total deferred annual spend subject to earnings test
Less: over-earnings adjustment, if any
Add: deferred interest on annual spend(3)
Total amount transferred to post-review

(1)	Tariff rider went into Oregon customer rates beginning November 1, 2015.

(2)	Prior year carry-over results when the prior year amount transferred to post-review is negative. The negative amount is carried over to offset annual spend in the following year.

(3)	Deferred interest is added to annual spend to the extent the spend is recoverable.

If the adjusted Utility ROE is greater than the authorized Utility ROE, then we could be required to expense up to the amount that results in the Utility earning its authorized ROE. For 2015, we have performed this test, which will be submitted to the OPUC in May 2016, and have concluded there is no earnings test adjustment for 2015.

The WUTC has also previously authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This Order was effective in January 2011 with cost recovery and a carrying charge to be determined in a future proceeding.

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. Effective January 1, 2011, the OPUC approved our request to defer annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of higher and lower pension expenses in future years. Our recovery of these deferred balances includes accrued interest on the account balance at the utility’s authorized rate of return, which is currently 7.78%. Future years’ deferrals will depend on changes in plan assets and projected benefit liabilities based on a number of key assumptions, and our pension contributions. Pension expense deferrals, including interest, were $1.6 million and $2.2 million as of March 31, 2016 and 2015, respectively.

CUSTOMER CREDITS FOR GAS STORAGE SHARING. In 2016, we filed for regulatory approval to refund an interstate storage credit of $9.7 million to Oregon utility customers. These credits are part of our regulatory incentive sharing mechanism related to non-utility Mist storage and asset management service. The OPUC approved a $9.6 million interstate storage credit to Oregon customers in June 2015. The Washington portion of these credits is included in the Washington PGA.

For a discussion of other rate mechanisms, see Part II, Item 7, "Results of Operations—Regulatory Matters—
"Rate Mechanisms" in our 2015 Form 10-K.

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

Utility segment highlights include:

	Three Months Ended March 31,
Dollars and therms in thousands, except EPS data	2016	2015	QTR Change
Utility net income	$35,852	$28,335	$7,517
EPS - utility segment	1.30	1.04	0.26
Gas sold and delivered (in therms)	372,549	329,977	42,572
Utility margin(1)	$136,664	$130,601	$6,063
(1) See Utility Margin Table below for a reconciliation and additional detail.

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. The primary factors contributing to the $7.5 million or $0.26 per share increase in utility net income were as follows:

•	a $6.1 million increase in utility margin primarily due to:

▪	a $3.4 million increase from customer growth, added loads under higher commercial rate schedules, and added rate-base returns on certain investments; and

▪	a $2.4 million increase from gas cost incentive sharing resulting from lower gas prices than those estimated in the PGA.

•
a $7.8 million decrease in other income and expense, net primarily due to a $2.8 million interest write-off as a result of the 2016 Order from the OPUC in the first quarter of 2016 and the recognition of $5.3 million of equity earnings on deferred regulatory asset balances in February 2015; and

•	a $14.7 million decrease in operations and maintenance expense, primarily due to the $15.0 million regulatory disallowance charge taken in the prior year.

Total utility volumes sold and delivered in the first quarter of 2016 increased 13% over the same period in 2015 primarily due to the impact of relatively colder weather quarter over quarter. Weather in the first quarter of 2016 was 15% warmer than average, compared to the record warm weather in 2015, which was 20% warmer than average.

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/(Unfavorable)
In thousands, except degree day and customer data	2016	2015	QTR Change
Utility volumes (therms):
Residential and commercial sales	242,874	206,817	36,057
Industrial sales and transportation	129,675	123,160	6,515
Total utility volumes sold and delivered	372,549	329,977	42,572
Utility operating revenues:
Residential and commercial sales	$237,672	$240,912	$(3,240)
Industrial sales and transportation	17,664	20,526	(2,862)
Other revenues	1,411	1,406	5
Less: Revenue taxes	6,643	6,538	105
Total utility operating revenues	250,104	256,306	(6,202)
Less: Cost of gas	108,411	125,705	17,294
Less: Environmental remediation expense	5,029	—	(5,029)
Utility margin	$136,664	$130,601	$6,063
Utility margin:(1)
Residential and commercial sales	$123,484	$120,372	$3,112
Industrial sales and transportation	8,201	7,574	627
Miscellaneous revenues	1,406	1,406	—
Gain from gas cost incentive sharing	3,654	1,221	2,433
Other margin adjustments	(81)	28	(109)
Utility margin	$136,664	$130,601	$6,063
Degree days
Average(2)	1,871	1,855	16
Actual	1,585	1,481	7%
Percent warmer than average weather(2)	(15)%	(20)%

	As of March 31,
Customers - end of period:	2016	2015	Change
Residential customers	650,268	640,235	10,033
Commercial customers	66,748	66,314	434
Industrial customers	993	923	70
Total number of customers	718,009	707,472	10,537
Customer growth:
Residential customers	1.6%
Commercial customers	0.7%
Industrial customers	7.6%
Total customer growth	1.5%

(1)	Amounts reported as margin for each category of customers are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense.

(2)	Average weather represents the 25-year average degree days, as determined in our 2012 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,
In thousands	2016	2015	QTR Change
Volumes (therms):
Residential sales	155,232	130,060	25,172
Commercial sales	87,642	76,757	10,885
Total volumes	242,874	206,817	36,057
Operating revenues:
Residential sales	$160,700	$160,537	$163
Commercial sales	76,972	80,375	(3,403)
Total operating revenues	$237,672	$240,912	$(3,240)
Utility margin:
Residential:
Sales	$81,661	$70,776	$10,885
Weather normalization	9,231	12,353	(3,122)
Decoupling	(3,935)	1,205	(5,140)
Total residential utility margin	86,957	84,334	2,623
Commercial:
Sales	30,905	27,755	3,150
Weather normalization	3,746	5,244	(1,498)
Decoupling	1,876	3,039	(1,163)
Total commercial utility margin	36,527	36,038	489
Total utility margin	$123,484	$120,372	$3,112

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. The primary factors contributing to changes in the residential and commercial markets were as follows:

•	sales volumes increased 36.1 million therms, or 17%, primarily reflecting 7% colder weather and customer growth;

•	operating revenues decreased $3.2 million due to a 24% decrease in average cost of gas over last year, partially offset by a 17% increase in sales volumes; and

•	utility margin increased $3.1 million due to both residential and commercial customer growth.

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

Industrial sales and transportation highlights include:

	Three Months Ended March 31,
In thousands	2016	2015	QTR Change
Volumes (therms):
Industrial - firm sales	9,424	8,651	773
Industrial - firm transportation	44,201	40,828	3,373
Industrial - interruptible sales	15,050	16,392	(1,342)
Industrial - interruptible transportation	61,000	57,289	3,711
Total volumes	129,675	123,160	6,515
Utility margin:
Industrial - firm and interruptible sales	$3,163	$3,217	(54)
Industrial - firm and interruptible transportation	5,038	4,357	681
Industrial - sales and transportation	8,201	7,574	627

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. The primary factors contributing to changes in the industrial sales and transportation markets were as follows:

•	sales and transportation volumes increased by 6.5 million therms due to higher usage from colder weather compared to the prior year; and

•	utility margin increased $0.6 million primarily due to an increase in industrial customers under higher margin rate schedules.

Cost of Gas
Cost of gas as reported by the utility includes gas purchases, gas withdrawn from storage inventory, gains and losses from commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, regulatory gas cost deferrals, gas reserves costs, and company gas use. The OPUC and WUTC generally require natural gas commodity costs to be billed to customers at the actual cost incurred, or expected to be incurred, by the utility. Customer rates are set each year so that if cost estimates were met we would not earn a profit or incur a loss on gas commodity purchases; however, in Oregon we have an incentive sharing mechanism which has been described under "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above. In addition to the PGA incentive sharing mechanism, gains and losses from hedge contracts entered into after annual PGA rates are effective for Oregon customers are also required to be shared and therefore may impact net income. Further, we also have a regulatory agreement whereby we earn a rate of return on our investment in the gas reserves acquired under the original agreement with Encana and include gas from our amended gas reserves agreement at a fixed rate of $0.4725 per therm, which are also reflected in utility margin. See "Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities" in our 2015 Form 10-K.

Cost of gas highlights include:

	Three Months Ended March 31,
Dollars and therms in thousands	2016	2015	QTR Change
Cost of gas	$108,411	$125,705	$(17,294)
Volumes sold (therms)(1)	267,348	231,860	35,488
Average cost of gas (cents per therm)	$0.41	$0.54	$(0.13)
Gain from gas cost incentive sharing(2)	3,654	1,221	2,433

(1)	This calculation excludes volumes delivered to transportation only customers.

(2)	For a discussion of our gas cost incentive sharing mechanism, see “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above.

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. Cost of gas decreased $17.3 million, or 14% primarily due to a 24% decrease in average cost of gas reflecting lower market prices for natural gas, offset by a 15% increase in volumes from colder weather compared to the prior year.

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

Gas storage segment highlights include:

	Three Months Ended March 31,
In thousands, except EPS data	2016	2015	QTR Change
Gas storage net income	$736	$114	$622
EPS - gas storage segment	0.03	—	0.03
Operating revenues	5,369	5,303	66
Operating expenses	3,644	4,248	(604)

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. Our gas storage segment net income increased $0.6 million primarily due to a $0.6 million decrease in operating expenses from lower general, administrative, and power costs at our Gill Ranch facility and a $0.4 million decrease in interest expense from the early retirement of $20 million of Gill Ranch's debt in December 2015.

Our Mist gas storage facility benefits from limited competition from other Pacific Northwest storage facilities primarily because of its geographic location. Over the past few years, market prices for natural gas storage, particularly in California, were negatively affected by the abundant supply of natural gas, low volatility of natural gas prices, and surplus gas storage capacity. We have completed our contracting for the 2016-17 gas storage year and have seen a slight improvement in pricing compared to the 2015-16 gas storage year.

For our Gill Ranch facility, prices for the 2015-16 and 2016-17 gas years have shown improvement, and may continue to show improvement in future years, however they remain low relative to the pricing in our original long-term contracts, which ended primarily in the 2013-14 gas storage year. In the future, we may also see an increase in the demand for natural gas driven by a number of factors, including changes in electric generation triggered by California's renewable portfolio standards, an increase in use of alternative fuels to meet carbon emission reduction targets, recovery of the California economy, growth of domestic industrial manufacturing, potential exports of liquefied natural gas from the west coast, and other favorable storage market conditions in and around California. These factors, if they occur, may contribute to higher summer/winter natural gas price spreads, gas price volatility, and gas storage values. We are continuing to explore opportunities to increase revenues through enhanced services for storage customers and capitalizing on opportunities that fit our business-risk profile. Should storage values not improve in the future, this could have a negative impact on our future cash flows and could result in impairment of our Gill Ranch gas storage facility. Refer to Note 2 in our 2015 Form 10-K for more information regarding our accounting policy for impairment of long-lived assets.

In addition, in October 2015 a significant natural gas leak occurred at a southern California gas storage facility that persisted in early 2016. At this time, we do not know the long-term effects of this incident on gas storage prices. Regulatory proceedings at both the national and California state level have been opened in response to the incident, and it is likely additional regulations will result in increased costs for all storage providers.

Other
Other primarily consists of NNG Financial's equity investment in KB Pipeline, an equity investment in TWH, which has invested in the Trail West pipeline project, and other miscellaneous non-utility investments and business activities. There were no significant changes in our other activities in the first quarter of 2016. See Note 4 and Note 11 for further details on other activities and our investment in TWH.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,
In thousands	2016	2015	QTR Change
Operations and maintenance	$38,939	$54,116	$(15,177)

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. Operations and maintenance expense decreased $15.2 million, primarily due to the following factors:

•
the $15 million pre-tax charge for the regulatory disallowance associated with the February 2015 OPUC Order on the recovery of past environmental cost deferrals recorded in 2015. We also expensed an additional $1 million related to the 2015 Order;

•	a $0.5 million pre-tax charge related to the reserve for the state allocation of environmental sites based on the 2016 Order; and

•	a $0.6 million decrease in gas storage operating expenses from lower general, administrative, and power costs at our Gill Ranch facility; offset by

•	a $0.9 million increase in utility payroll and non-payroll costs primarily due to professional services costs and contract work.

Delinquent customer receivable balances continue to remain at historically low levels. The utility's annualized bad debt expense as a percent of revenues was 0.2% for the three months ended March 31, 2016 and has remained well below 0.5% of revenues since 2007.

Other Income and (Expense), Net
Other income and (expense), net highlights include:

	Three Months Ended March 31,
In thousands	2016	2015	QTR Change
Other income and (expense), net	$(2,309)	$5,049	$(7,358)

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. Other income and expense, net, decreased $7.4 million primarily due to the recognition of $5.3 million of the equity component in interest income from our deferred environmental expenses in the prior year which did not recur in 2016. We recognized the equity earnings of these deferred regulatory asset balances as a result of the OPUC SRRM Order we received in February 2015. In addition, a subsequent Order from the OPUC in the first quarter of 2016 resulted in a write-off of $2.8 million of interest in 2016.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended March 31,
In thousands	2016	2015	QTR Change
Interest expense, net	$9,736	$10,481	$(745)

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. Interest expense, net of amounts capitalized, decreased $0.8 million primarily due to the redemption of $40 million of utility First Mortgage Bonds (FMBs) in June 2015 and the early retirement of $20 million of Gill Ranch's debt in December 2015.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,
In thousands	2016	2015	QTR Change
Income tax expense	$25,386	$19,083	$6,303

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. Increases or decreases in income tax expense are correlated with changes in pre-tax income. Additionally, 2015 tax expense benefited from the realization of deferred depletion benefits from 2013 and 2014.

FINANCIAL CONDITION

Capital Structure
One of our long-term goals is to maintain a strong consolidated capital structure, generally consisting of 45% to 50% common stock equity and 50% to 55% long-term and short-term debt, and with a target utility capital structure of 50% common stock and 50% long-term debt. When additional capital is required, debt or equity securities are issued depending on both the target capital structure and market conditions. These sources of capital are also used to fund long-term debt retirements and short-term commercial paper maturities. See "Liquidity and Capital Resources" below and Note 6.

Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access to capital markets at reasonable costs. Our consolidated capital structure was as follows:

	Three Months Ended March 31,		December 31,
	2016	2015	2015
Common stock equity(1)	51.5%	49.2%	47.5%
Long-term debt(1)	36.4	38.5	34.6
Short-term debt, including current maturities of long-term debt	12.1	12.3	17.9
Total	100.0%	100.0%	100.0%

(1)	Ratios reflect debt balances net of any unamortized debt issuance costs.

Liquidity and Capital Resources
At March 31, 2016 we had $4.3 million of cash and cash equivalents compared to $5.2 million at March 31, 2015. We did not have restricted cash at March 31, 2016 compared to $3.0 million in restricted cash at March 31, 2015 held as collateral for the long-term debt outstanding at Gill Ranch, which we retired in December 2015. In order to maintain sufficient liquidity during periods when capital markets are volatile, we may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, we may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, our issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. Our use of retained earnings is not subject to those same restrictions.

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

Based on our current debt ratings (see "Credit Ratings" below), we have been able to issue commercial paper and long-term debt at attractive rates and have not needed to borrow or issue letters of credit from our back-up credit facility. In the event we are not able to issue new debt due to adverse market conditions or other reasons, we expect our near-term liquidity needs can be met using internal cash flows or, for the utility segment, drawing upon our committed credit facility. We also have a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt or equity securities, subject to market conditions and certain regulatory approvals. As of March 31, 2016, we have Board authorization to issue up to $325 million of additional FMBs. We also have OPUC approval to issue up to $325 million of additional long-term debt for approved purposes.

In the event our senior unsecured long-term debt ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit, or other forms of collateral, which could expose us to additional cash requirements and may trigger increases in short-term borrowings while we were in a net loss position. We were not near the threshold for posting collateral at March 31, 2016. However, if the credit risk-related contingent features underlying these contracts were triggered on March 31, 2016, assuming our long-term debt ratings dropped to non-investment grade levels, we could have been required to post $15.6 million of collateral to our counterparties. See "Credit Ratings" below and Note 12.

Other items that may have a significant impact on our liquidity and capital resources include pension contribution requirements, expiration of bonus tax depreciation and environmental expenditures.

With respect to pensions, we expect to make significant contributions to our company-sponsored defined benefit plan, which is closed to new employees, over the next several years until we are fully funded under the Pension Protection Act rules, including the new rules issued under the Moving Ahead for Progress in the 21st Century Act (MAP-21) and the Highway and Transportation Funding Act of 2014 (HATFA). See "Application of Critical Accounting Policies—Accounting for Pensions and Postretirement Benefits" in the 2015 Form 10-K.

Gas Storage
Short-term liquidity for the gas storage segment is supported by cash balances, internal cash flow from operations, equity contributions from its parent company, and, if necessary, additional external financing.

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

Short-Term Debt
Our primary source of utility short-term liquidity is from the sale of commercial paper and bank loans. In addition to issuing commercial paper or bank loans to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund utility capital requirements. Commercial paper and bank loans are periodically refinanced through the sale of long-term debt or equity securities. Our outstanding commercial paper, which is sold through two commercial banks under an issuing and paying agency agreement, is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below. In the fourth quarter of 2015, we entered into a short-term credit facility totaling $50 million, as a short-term bridge through our peak heating season, which was repaid on February 4, 2016.

At March 31, 2016 and 2015, our utility had short-term debt outstanding of $164.9 million and $156.2 million, respectively. The effective interest rate on short-term debt outstanding at March 31, 2016 and 2015 was 0.8% and 0.4%, respectively.

Credit Agreements
We have a $300 million credit agreement, with a feature that allows the Company to request increases in the total commitment amount, up to a maximum of $450 million. The maturity date of the agreement is December 20, 2019.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2016 as follows:

Lender rating, by category, in millions	Loan Commitment
AA/Aa	$234
A/A	66
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency; however, we do not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

Our credit agreement permits the issuance of letters of credit in an aggregate amount of up to $100 million. Any principal and unpaid interest amounts owed on borrowings under the credit agreement is due and payable on or before the maturity date. There were no outstanding balances under this credit agreement at March 31, 2016 or 2015. The credit agreement requires us to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at March 31, 2016 and 2015, with consolidated indebtedness to total capitalization ratios of 48.5% and 50.8%, respectively.

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

Credit Ratings
Our credit ratings are a factor of our liquidity, potentially affecting our access to the capital markets including the commercial paper market. Our credit ratings also have an impact on the cost of funds and the need to post collateral under derivative contracts. The following table summarizes our current debt ratings:

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

Maturity and Redemption of Long-Term Debt
We did not retire any debt in the first quarter of 2016. Over the next twelve months, $25 million of FMBs with a coupon rate of 5.15% and maturity in December 2016 are expected to be redeemed.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in our 2015 Form 10-K for long-term debt maturing over the next five years.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Three Months Ended March 31,
In thousands	2016	2015	QTR Change
Cash provided by operating activities	$146,138	$118,249	$27,889

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. The significant factors contributing to the $27.9 million increase in operating cash flows were as follows:

•	an increase in net income of $8.2 million, or $1.1 million excluding charges related to our SRRM, due to higher utility margin, offset by a decrease in other income and expense, net;

•	an increase of $17.4 million due to an increase in net deferred tax liabilities primarily due to the enactment of bonus depreciation;

•	a net increase of $6.6 million from changes in working capital related to receivables, inventories and accounts payable due to lower gas prices and changes in weather in 2016 compared to 2015;

•	an increase of $5.0 million from collections under the SRRM; offset by

•	a decrease of $4.6 million from changes in deferred gas costs balances, which reflected lower actual gas prices than prices embedded in the PGA compared to the prior year.

The non-cash pension expense recognized on the income statement for the three months ended March 31, 2016 was $1.3 million, compared to $1.5 million for the same period in 2015. Changes in pension expense are mitigated by our balancing account in Oregon; and therefore, net non-cash pension expenses are expected to remain relatively flat in the coming years.

During the three months ended March 31, 2016, we contributed $2.9 million to our utility's qualified defined benefit pension plan, compared to $2.6 million for the same period in 2015. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 7.

Bonus income tax depreciation for 2014 and 2015 was not enacted until December 19, 2014 and December 17, 2015, respectively. In both cases it was extended retroactively back to January 1 of the respective year. As a result, estimated income tax payments were made throughout 2014 and 2015 without the benefit of bonus depreciation for the year. This delayed the cash flow benefit of bonus depreciation until refunds could be requested and received. We received refunds of federal income tax overpayments of $2.0 million and $7.9 million in the second quarter of 2015 and the first quarter of 2016, respectively.

The final tangible property regulations applicable to all taxpayers were issued on September 13, 2013 and are generally effective for taxable years beginning on or after January 1, 2014. In addition, procedural guidance related to the regulations was issued under which taxpayers may make accounting method changes to comply with the regulations. We have evaluated the regulations and do not anticipate any material impact. However, unit-of-property guidance applicable to natural gas distribution networks has not yet been issued and is expected in the near future. We will further evaluate the effect of these regulations after this guidance is issued, but believe our current method is materially consistent with the new regulations.

We have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see “Financial Condition—Contractual Obligations” and Note 14 in the 2015 Form 10-K.

Investing Activities
Investing activity highlights include:

	Three Months Ended March 31,
In thousands	2016	2015	QTR Change
Total cash used in investing activities	$(30,030)	$(28,946)	$(1,084)
Capital expenditures	(30,054)	(27,135)	(2,919)

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. The $1.1 million increase in cash used in investing activities was primarily due to higher capital expenditures.

Over the five-year period 2016 through 2020, total utility capital expenditures are estimated to be between $850 and $950 million, including the Company's proposed investment in an expansion of our Mist gas storage facility of approximately $125 million as well as continued refurbishments of the Newport Liquefied Natural Gas (LNG) facility in Oregon over the next three years with an expected investment of approximately $25 million, and upgrading distribution infrastructure in Clark County, Washington, which could total approximately $25 million over the next five years. We are currently rebidding the engineering and construction contracts for our Mist expansion project, which could increase or decrease our estimated capital expenditures related to the Mist gas storage facility expansion. The full capital expenditure for the Mist expansion is dependent upon receiving a notice to proceed from Portland General Electric, which we expect in the second half of 2016. The estimated level of utility capital expenditures over the next five years reflects assumptions for continued customer growth, technology investments, distribution system maintenance and improvements, and gas storage facilities maintenance. Most of the required funds are expected to be internally generated over the five-year period, and any remaining funding will be obtained through a combination of long-term debt and equity security issuances, with short-term debt and bridge financing providing liquidity.

In 2016, utility capital expenditures are estimated to be between $155 and $175 million, which includes $10 million to $15 million for our Mist expansion project, of which a significant portion is dependent upon receiving a notice to proceed from the project customer, and non-utility capital investments are estimated to be less than $5 million. Gas storage segment capital expenditures in 2016 are expected to be paid from working capital and additional equity contributions from NW Natural as needed.

Financing Activities
Financing activity highlights include:

	Three Months Ended March 31,
In millions	2016	2015	QTR Change
Total cash used in financing activities	$(115,998)	$(93,619)	$(22,379)
Change in short-term debt	(105,135)	(78,500)	(26,635)

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015. The $22.4 million increase in cash used in financing activities was primarily due to the issuance of $26.6 million additional net commercial paper and short term loans in 2016 compared to 2015.

Ratios of Earnings to Fixed Charges
For the three and twelve months ended March 31, 2016 and the twelve months ended December 31, 2015, our ratios of earnings to fixed charges, computed using the method outlined by the SEC, were 7.02, 3.36, and 3.00, respectively. For this purpose, earnings consist of net income before income taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. See Exhibit 12 for the detailed ratio calculation.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in our 2015 Form 10-K. At March 31, 2016, our total estimated liability related to environmental sites is $122.3 million. See Note 13 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs".

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

There have been no material changes to the information provided in the 2015 Form 10-K with respect to the application of critical accounting policies and estimates (see Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2015 Form 10-K).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk including commodity supply risk, commodity price and storage value risk, interest rate risk, foreign currency risk, credit risk, and weather risk. We monitor and manage these financial exposures as an integral part of our overall risk management program. No material changes have occurred related to our disclosures about market risk for the three month period ended March 31, 2016. See Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2015 Form 10-K for details regarding these risks.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 13 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in our 2015 Form 10-K, we have only routine nonmaterial litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in our 2015 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
01/01/16-01/31/16	677	$50.11	—	—
02/01/16-02/29/16	17,539	52.48	—	—
03/01/16-03/31/16	30,439	49.95	—	—
Total	48,655	50.87	2,124,528	$16,732,648

(1)
During the quarter ended March 31, 2016, 20,725 shares of our common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. In addition, 27,930 shares of our common stock were purchased on the open market to meet the requirements of our share-based programs. During the quarter ended March 31, 2016, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated Stock Option Plan.

(2)
We have a common stock share repurchase program under which we purchase shares on the open market or through privately negotiated transactions. We currently have Board authorization through May 31, 2016 to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million. During the quarter ended March 31, 2016, no shares of our common stock were repurchased pursuant to this program. Since the program’s inception in 2000, we have repurchased approximately 2.1 million shares of common stock at a total cost of approximately $83.3 million.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 3, 2016
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Controller

NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2016

Exhibit Number	Document

10a.	Form of Director Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan.

12	Statement re computation of ratios of earnings to fixed charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from Northwest Natural Gas Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.