Form 10-Q
period 2016-06-30
NORTHWEST NATURAL GAS CO
filed 2016-08-02
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes [   ]     No  [ X ]

At July 22, 2016, 27,550,206 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY
For the Quarterly Period Ended June 30, 2016

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections, forecasts and predictions;

•	objectives, goals and strategies;

•	assumptions and estimates;

•	future events or performance;

•	trends, timing and cyclicality;

•	risks;

•	earnings and dividends;

•	capital and other expenditures and allocation;

•	capital structure;

•	growth and profitability;

•	customer rates;

•	commodity costs and volumes;

•	gas reserves, volumes, investment and recovery;

•	operational and maintenance performance and costs;

•	energy policy and preferences;

•	efficacy of and exposure under derivatives and hedges;

•	liquidity, funding sources, and financial positions;

•	project and program development, expansion, or investment;

•	competition;

•	costs of compliance;

•	credit exposures;

•	regulatory outcomes, prudency or recovery;

•	impacts of laws, rules and regulations;

•	tax positions, liabilities or refunds;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations and contributions under retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	effects of new or anticipated changes in accounting standards or pronouncements;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs, allocations and recoveries, and timing thereof.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2016	2015	2016	2015

Operating revenues	$99,183	$138,280	$354,712	$399,945

Operating expenses:
Cost of gas	20,871	62,176	129,282	187,881
Operations and maintenance	35,962	35,311	74,901	89,427
Environmental remediation	1,893	—	6,922	—
General taxes	7,438	7,649	16,122	16,381
Depreciation and amortization	20,413	20,230	40,807	40,341
Total operating expenses	86,577	125,366	268,034	334,030
Income from operations	12,606	12,914	86,678	65,915
Other income (expense), net	513	1,135	(1,796)	6,184
Interest expense, net	9,718	10,438	19,454	20,919
Income before income taxes	3,401	3,611	65,428	51,180
Income tax expense	1,382	1,414	26,768	20,497
Net income	2,019	2,197	38,660	30,683
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $126 and $217 for the three months ended and $253 and $433 for the six months ended June 30, 2016 and 2015, respectively	143	331	337	663
Comprehensive income	$2,162	$2,528	$38,997	$31,346
Average common shares outstanding:
Basic	27,510	27,343	27,479	27,322
Diluted	27,632	27,388	27,591	27,378
Earnings per share of common stock:
Basic	$0.07	$0.08	$1.41	$1.12
Diluted	0.07	0.08	1.40	1.12
Dividends declared per share of common stock	0.4675	0.4650	0.9350	0.9300

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2016	2015	2015

Assets:
Current assets:
Cash and cash equivalents	$5,463	$4,466	$4,211
Accounts receivable	23,353	32,041	68,228
Accrued unbilled revenue	14,175	12,760	57,987
Allowance for uncollectible accounts	(570)	(723)	(870)
Regulatory assets	49,004	63,016	69,178
Derivative instruments	7,445	1,023	2,719
Inventories	66,171	76,511	70,868
Gas reserves	15,707	18,214	17,094
Income taxes receivable	—	—	7,900
Deferred tax assets	—	12,693	—
Other current assets	21,312	14,007	33,460
Total current assets	202,060	234,008	330,775
Non-current assets:
Property, plant, and equipment	3,146,631	3,042,671	3,089,380
Less: Accumulated depreciation	932,179	893,722	906,717
Total property, plant, and equipment, net	2,214,452	2,148,949	2,182,663
Gas reserves	108,286	121,355	114,552
Regulatory assets	344,969	342,806	370,711
Derivative instruments	3,541	1,369	27
Other investments	67,868	68,147	68,066
Restricted cash	—	4,500	—
Other non-current assets	1,968	2,782	2,616
Total non-current assets	2,741,084	2,689,908	2,738,635
Total assets	$2,943,144	$2,923,916	$3,069,410

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2016	2015	2015

Liabilities and equity:
Current liabilities:
Short-term debt	$152,800	$190,300	$270,035
Current maturities of long-term debt	24,987	—	24,973
Accounts payable	57,756	49,505	73,219
Taxes accrued	6,237	8,782	10,420
Interest accrued	5,793	5,922	5,873
Regulatory liabilities	27,300	26,712	29,927
Derivative instruments	3,471	15,017	22,092
Other current liabilities	35,289	31,332	41,148
Total current liabilities	313,633	327,570	477,687
Long-term debt	570,045	613,737	569,445
Deferred credits and other non-current liabilities:
Deferred tax liabilities	554,400	524,099	530,021
Regulatory liabilities	341,259	328,646	339,287
Pension and other postretirement benefit liabilities	219,049	233,554	223,105
Derivative instruments	474	1,077	3,447
Other non-current liabilities	144,285	118,269	145,446
Total deferred credits and other non-current liabilities	1,259,467	1,205,645	1,241,306
Commitments and contingencies (See Note 13)	—	—	—
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 27,550, 27,363, and 27,427 at June 30, 2016 and 2015 and December 31, 2015, respectively	388,967	378,887	383,144
Retained earnings	417,857	407,490	404,990
Accumulated other comprehensive loss	(6,825)	(9,413)	(7,162)
Total equity	799,999	776,964	780,972
Total liabilities and equity	$2,943,144	$2,923,916	$3,069,410

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
In thousands	2016	2015

Operating activities:
Net income	$38,660	$30,683
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	40,807	40,341
Regulatory amortization of gas reserves	7,647	10,023
Deferred tax liabilities, net	27,022	6,886
Qualified defined benefit pension plan expense	2,737	3,032
Contributions to qualified defined benefit pension plans	(6,120)	(5,810)
Deferred environmental expenditures	(5,521)	(5,659)
Regulatory disallowance of prior environmental cost deferrals	3,273	15,000
Interest income on deferred environmental expenses	—	(5,322)
Amortization of environmental remediation	6,922	—
Other	2,121	418
Changes in assets and liabilities:
Receivables, net	87,271	85,121
Inventories	4,525	1,321
Taxes accrued	3,710	(249)
Accounts payable	(17,141)	(37,532)
Interest accrued	(80)	(157)
Deferred gas costs	(9,295)	21,718
Other, net	13,022	7,670
Cash provided by operating activities	199,560	167,484
Investing activities:
Capital expenditures	(62,153)	(58,072)
Utility gas reserves	—	(1,945)
Restricted cash	—	(1,500)
Other	2,453	201
Cash used in investing activities	(59,700)	(61,316)
Financing activities:
Common stock issued, net	4,332	812
Long-term debt retired	—	(40,000)
Change in short-term debt	(117,235)	(44,400)
Cash dividend payments on common stock	(25,677)	(25,398)
Other	(28)	(2,250)
Cash used in financing activities	(138,608)	(111,236)
Increase (decrease) in cash and cash equivalents	1,252	(5,068)
Cash and cash equivalents, beginning of period	4,211	9,534
Cash and cash equivalents, end of period	$5,463	$4,466

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$18,124	$19,615
Income taxes paid (refunded), net	(7,900)	4,625
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

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the 2015 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2016. The following are current updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
In applying regulatory accounting principles, we capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the Public Utility Commission of Oregon (OPUC) or Washington Utilities and Transportation Committee (WUTC), which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a rate of return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2016	2015	2015
Current:
Unrealized loss on derivatives(1)	$3,439	$15,017	$22,092
Gas costs	9,571	19,070	8,717
Environmental costs(2)	9,610	—	9,270
Decoupling(3)	14,170	17,736	18,775
Other(4)	12,214	11,193	10,324
Total current	$49,004	$63,016	$69,178
Non-current:
Unrealized loss on derivatives(1)	$474	$1,077	$3,447
Pension balancing(5)	48,761	38,255	43,748
Income taxes	40,106	44,767	43,049
Pension and other postretirement benefit liabilities	177,596	193,356	184,223
Environmental costs(2)	65,983	49,917	76,584
Gas costs	1,487	2,472	1,949
Decoupling(3)	1,776	3,186	6,349
Other(4)	8,786	9,776	11,362
Total non-current	$344,969	$342,806	$370,711

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2016	2015	2015
Current:
Gas costs	$12,501	$20,087	$14,157
Unrealized gain on derivatives(1)	7,428	1,015	2,659
Other(4)	7,371	5,610	13,111
Total current	$27,300	$26,712	$29,927
Non-current:
Gas costs	$1,622	$3,615	$8,869
Unrealized gain on derivatives(1)	3,541	1,369	27
Accrued asset removal costs(6)	332,627	320,206	327,047
Other(4)	3,469	3,456	3,344
Total non-current	$341,259	$328,646	$339,287

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

We believe all costs incurred and deferred at June 30, 2016 are prudent. We annually review all regulatory assets and liabilities for recoverability and more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then we would be required to write-off the net unrecoverable balances in the period such determination is made.

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

Recently Adopted Accounting Pronouncements
BENEFIT PLAN ACCOUNTING. On July 31, 2015, the FASB issued ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans, Defined Contribution Pension Plans, and Health and Welfare Benefit Plans." The ASU outlines a three part update. Only part two of the update is applicable for us, which simplifies the investment disclosure requirements for employee benefit plans by allowing certain disclosures at an aggregated level, reducing the number of ways assets must be grouped and analyzed, and no longer requiring investment strategy disclosures for certain investments. The new requirements were effective for us beginning January 1, 2016 and will be applied retrospectively in the 2016 Form 10-K, for all periods presented. This ASU will not materially affect our financial statements and disclosures, but will change certain presentation and disclosures within our pension and other postretirement benefit plan footnote in our 2016 Form 10-K, for all periods presented.

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

LEASES. On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which revises the existing lease accounting guidance. Pursuant to the new standard, lessees will be required to recognize all leases, including operating leases that are greater than 12 months at lease commencement, on the balance sheet and record corresponding right-of-use assets and lease liabilities. Lessor accounting will remain substantially the same under the new standard. Quantitative and qualitative disclosures are also required for users of the financial statements to have a clear understanding of the nature of our leasing activities. The standard is effective for us beginning January 1, 2019, and early adoption is permitted. The new standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the effect of this standard on our financial statements and disclosures.

FINANCIAL INSTRUMENTS. On January 5, 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The new standard is effective for us beginning January 1, 2018. Upon adoption, we will be required to make a cumulative-effect adjustment to the consolidated balance sheet in the first quarter of 2018. Early adoption is permitted, and we are currently assessing the effect of this standard on our financial statements and disclosures.

REVENUE RECOGNITION. On May 28, 2014, the FASB issued ASU 2014-09 "Revenue From Contracts with Customers." The underlying principle of the guidance requires entities to recognize revenue depicting the transfer of goods or services to customers at amounts the entity is expected to be entitled to in exchange for those goods or services. The ASU also prescribes a five-step approach to revenue recognition: (1) identify the contract(s) with the customer; (2) identify the separate performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new requirements prescribe either a full retrospective or simplified transition adoption method. On August 12, 2015, the FASB deferred the effective date by one year to January 1, 2018 for annual reporting periods beginning after December 15, 2017. The FASB also permitted early adoption of the standard, but not before the original effective date of January 1, 2017. We plan to adopt the new standard effective January 1, 2018 and are assessing the effect this standard will have on our financial statements and disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2016	2015	2016	2015
Net income	$2,019	$2,197	$38,660	$30,683
Average common shares outstanding - basic	27,510	27,343	27,479	27,322
Additional shares for stock-based compensation plans (See Note 5)	122	45	112	56
Average common shares outstanding - diluted	27,632	27,388	27,591	27,378
Earnings per share of common stock - basic	$0.07	$0.08	$1.41	$1.12
Earnings per share of common stock - diluted	$0.07	$0.08	$1.40	$1.12
Additional information:
Antidilutive shares	23	35	16	27

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

Inter-segment transactions were insignificant for the periods presented. The following table presents summary financial information concerning the reportable segments:

	Three Months Ended June 30,
In thousands	Utility	Gas Storage	Other	Total
2016
Operating revenues	$92,135	$6,992	$56	$99,183
Depreciation and amortization	18,961	1,452	—	20,413
Income from operations	9,714	2,879	13	12,606
Net income	507	1,439	73	2,019
Capital expenditures	31,295	804	—	32,099
2015
Operating revenues	$132,891	$5,333	$56	$138,280
Depreciation and amortization	18,602	1,628	—	20,230
Income from operations	12,163	739	12	12,914
Net income (loss)	2,245	(86)	38	2,197
Capital expenditures	30,464	473	—	30,937

	Six Months Ended June 30,
In thousands	Utility	Gas Storage	Other	Total
2016
Operating revenues	$342,239	$12,361	$112	$354,712
Depreciation and amortization	37,721	3,086	—	40,807
Income from operations	82,009	4,605	64	86,678
Net income	36,359	2,175	126	38,660
Capital expenditures	60,472	1,681	—	62,153
Total assets at June 30, 2016	2,663,817	263,498	15,829	2,943,144
2015
Operating revenues	389,197	10,636	112	399,945
Depreciation and amortization	37,077	3,264	—	40,341
Income from operations	64,043	1,794	78	65,915
Net income	30,580	28	75	30,683
Capital expenditures	56,273	1,799	—	58,072
Total assets at June 30, 2015	2,638,569	270,434	14,913	2,923,916

Total assets at December 31, 2015	2,792,736	261,750	14,924	3,069,410

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

The following table presents additional segment information concerning utility margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Utility margin calculation:
Utility operating revenues(1)	$92,135	$132,891	$342,239	$389,197
Less: Utility cost of gas	20,871	62,176	129,282	187,881
Environmental remediation expense	1,893	—	6,922	—
Utility margin	$69,371	$70,715	$206,035	$201,316

(1)
Utility operating revenues include environmental recovery revenues, which are collections received from customers through our environmental recovery mechanism in Oregon, offset by environmental remediation expense. Collections under this mechanism began in November 2015.

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

Long-Term Incentive Plan

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2016, 36,259 performance-based shares were granted under the LTIP based on target-level awards with a weighted-average grant date fair value of $50.13 per share. As of June 30, 2016, there was $3.2 million of unrecognized compensation cost from LTIP grants, which is expected to be recognized through 2018. Fair value for the market based portion of the LTIP was estimated as of the date of grant using a Monte-Carlo option pricing model based on the following assumptions:

Stock price on valuation date	$50.15
Performance term (in years)	3.0
Quarterly dividends paid per share	$0.4675
Expected dividend yield	3.7%
Dividend discount factor	0.9010

Restricted Stock Units (RSUs)
During the six months ended June 30, 2016, 32,711 RSUs were granted under the LTIP with a weighted-average grant date fair value of $52.68 per share. The fair value of a RSU is equal to the closing market price of our common stock on the grant date. As of June 30, 2016, there was $3.4 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2020. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. A RSU obligates us, upon vesting, to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU.

6. DEBT

Short-Term Debt
At June 30, 2016, our short-term debt consisted of commercial paper notes payable with a maximum maturity of 67 days and an average maturity of 35 days and an outstanding balance of $152.8 million. The carrying cost of our commercial paper approximates fair value using Level 2 inputs, due to the short-term nature of the notes. See Note 2 in the 2015 Form 10-K for a description of the fair value hierarchy.

Long-Term Debt
At June 30, 2016, we had long-term debt of $595.0 million, which included $6.7 million of unamortized debt issuance costs. Utility long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2016 through 2042, interest rates ranging from 3.176% to 9.05%, and a weighted-average coupon rate of 5.70%.

Fair Value of Long-Term Debt
Our outstanding debt does not trade in active markets. We estimate the fair value of our debt using inputs from utility companies with similar credit ratings, whose debt trades actively in public markets and has terms and remaining maturities comparable to our own debt. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2015 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of our long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	June 30,		December 31,
In thousands	2016	2015	2015
Gross long-term debt	$601,700	$621,700	$601,700
Unamortized debt issuance costs	(6,668)	(7,963)	(7,282)
Carrying amount	$595,032	$613,737	$594,418
Estimated fair value(1)	708,322	695,902	667,168

(1)	Estimated fair value does not include unamortized debt issuance costs.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

The following table provides the components of net periodic benefit cost for our pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1,944	$2,309	$121	$145	$3,888	$4,618	$242	$290
Interest cost	4,574	4,595	300	292	9,148	9,190	600	583
Expected return on plan assets	(5,017)	(5,174)	—	—	(10,034)	(10,348)	—	—
Amortization of net actuarial loss	3,502	4,561	192	125	7,004	9,122	384	251
Amortization of prior service costs	58	58	(117)	49	116	116	(234)	98
Net periodic benefit cost	5,061	6,349	496	611	10,122	12,698	992	1,222
Amount allocated to construction	(1,574)	(1,879)	(164)	(198)	(3,122)	(3,704)	(328)	(389)
Amount deferred to regulatory balancing account(1)	(1,593)	(2,165)	—	—	(3,220)	(4,340)	—	—
Net amount charged to expense	$1,894	$2,305	$332	$413	$3,780	$4,654	$664	$833

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

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to our non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Beginning balance	$(6,968)	$(9,744)	$(7,162)	$(10,076)
Amounts reclassified from AOCL:
Amortization of actuarial losses	269	548	590	1,096
Total reclassifications before tax	269	548	590	1,096
Tax (benefit) expense	(126)	(217)	(253)	(433)
Total reclassifications for the period	143	331	337	663
Ending balance	$(6,825)	$(9,413)	$(6,825)	$(9,413)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the six months ended June 30, 2016, we made cash contributions totaling $6.1 million to our qualified defined benefit pension plan. We expect further plan contributions of $8.4 million during the remainder of 2016.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Section 401(k). Employer contributions totaled $2.5 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2016	2015	2016	2015
Income taxes at statutory rates (federal and state)	$1,351	$1,429	$25,959	$20,321
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	65	85	1,583	1,414
Other, net	(34)	(100)	(774)	(1,238)
Total provision for income taxes	$1,382	$1,414	$26,768	$20,497
Effective tax rate	40.6%	39.2%	40.9%	40.0%

The effective tax rate for the three and six months ended June 30, 2016, compared to the same periods in 2015, increased primarily as a result of lower estimated depletion deductions from gas reserves activity in 2016. The effective tax rate for the three and six months ended June 30, 2015 benefited from the realization of deferred depletion benefits from 2013 and 2014. See Note 9 in the 2015 Form 10-K for more detail on income taxes and effective tax rates.

The 2015 tax year is subject to examination under the Internal Revenue Service (IRS) Compliance Assurance Process (CAP). Our 2016 tax year CAP application has been accepted by the IRS.

9. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of our property, plant, and equipment and accumulated depreciation:

	June 30,		December 31,
In thousands	2016	2015	2015
Utility plant in service	$2,783,883	$2,701,010	$2,745,485
Utility construction work in progress	57,068	38,024	39,288
Less: Accumulated depreciation	890,028	857,373	867,377
Utility plant, net	1,950,923	1,881,661	1,917,396
Non-utility plant in service	297,809	296,046	296,839
Non-utility construction work in progress	7,871	7,591	7,768
Less: Accumulated depreciation	42,151	36,349	39,340
Non-utility plant, net	263,529	267,288	265,267
Total property, plant, and equipment	$2,214,452	$2,148,949	$2,182,663

Capital expenditures in accrued liabilities	$11,345	$6,081	$8,985

10. GAS RESERVES

We have invested $188 million through our gas reserves program in the Jonah Field located in Wyoming as of June 30, 2016. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the consolidated balance sheets. Our investment in gas reserves provides long-term price protection for utility customers and currently incorporates two agreements: the original agreement with Encana Oil & Gas (USA) Inc. under which we invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

The following table outlines our net gas reserves investment:

	June 30,		December 31,
In thousands	2016	2015	2015
Gas reserves, current	$15,707	$18,214	$17,094
Gas reserves, non-current	171,834	169,288	170,453
Less: Accumulated amortization	63,548	47,933	55,901
Total gas reserves(1)	123,993	139,569	131,646
Less: Deferred taxes on gas reserves	26,737	27,357	27,203
Net investment in gas reserves(1)	$97,256	$112,212	$104,443

(1)
Our investment in additional wells included in total gas reserves was $7.3 million ($2.6 million net of deferred taxes), $8.8 million ($7.9 million net of deferred taxes) and $8.0 million ($4.3 million net of deferred taxes) at June 30, 2016 and 2015 and December 31, 2015, respectively.

Our investment is included on our consolidated balance sheets under gas reserves with our maximum loss exposure limited to our investment balance.

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

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with our investment in TWP reported under equity method accounting. We have determined we are not the primary beneficiary of TWH’s activities as we only have a 50% share of the entity and there are no stipulations that allow us a disproportionate influence over it. Our investments in TWH and TWP are included in other investments on our consolidated balance sheets. If we do not develop this investment, then our maximum loss exposure related to TWH is limited to our equity investment balance, less our share of any cash or other assets available to us as a 50% owner. Our investment balance in TWH was $13.4 million at June 30, 2016 and 2015 and December 31, 2015. See Note 12 in the 2015 Form 10-K.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on our derivative instruments:

	June 30,		December 31,
In thousands	2016	2015	2015
Natural gas (in therms):
Financial	517,980	350,250	346,875
Physical	398,980	296,250	404,645
Foreign exchange	$7,254	$7,920	$9,025

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from our derivative instruments:

	Three Months Ended June 30,
	2016		2015
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$23,237	$(87)	$10,020	$478
Operating revenues	29	—	(616)	—
Less:
Amounts deferred to regulatory accounts on balance sheet	(23,271)	87	(9,618)	(478)
Total (loss) gain in pre-tax earnings	$(5)	$—	$(214)	$—

	Six Months Ended June 30,
	2016		2015
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$6,858	$154	$(13,461)	$(263)
Operating revenues	29	—	22	—
Less:
Amounts deferred to regulatory accounts on balance sheet	(6,892)	(154)	13,447	263
Total (loss) gain in pre-tax earnings	$(5)	$—	$8	$—

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

REALIZED GAIN/LOSS. We realized net losses of $7.6 million and $23.1 million for the three and six months ended June 30, 2016 and net losses of $7.9 million $22.0 million for the three and six months ended June 30, 2015, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses are recorded in cost of gas, deferred through our regulatory accounts, and amortized through customer rates in the following year.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by our counterparties as of June 30, 2016 or 2015. We attempt to minimize the potential exposure to collateral calls by counterparties to manage our liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given our counterparty credit limits and portfolio diversification, we were not subject to collateral calls in 2016 or 2015. Our collateral call exposure is set forth under credit support agreements, which generally contain credit limits. We could also be subject to collateral call exposure where we have agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized gains of $4.9 million at June 30, 2016, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$—	$5,893
Without Adequate Assurance Calls	—	—	—	—	5,375

Our financial derivative instruments are subject to master netting arrangements; however, they are presented on a gross basis in our consolidated balance sheets. The Company and its counterparties have the ability to set-off their obligations to each other under specified circumstances. Such circumstances may include a defaulting party, a credit change due to a merger affecting either party, or any other termination event.

If netted by counterparty, our derivative position would result in an asset of $8.1 million and a liability of $1.1 million as of June 30, 2016. As of June 30, 2015, our derivative position would have resulted in an asset of $1.1 million and a liability of $14.8 million. As of December 31, 2015, our derivative position would have resulted in an asset of $2.7 million and a liability of $25.5 million.

We are exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for our natural gas purchases made on behalf of customers. See Note 13 in our 2015 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, we include non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, our assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at June 30, 2016. As of June 30, 2016 and 2015, and December 31, 2015, the net fair value was an asset of $7.0 million, $13.7 million, and $22.8 million, respectively, using significant other observable, or level 2, inputs. No level 3 inputs were used in our derivative valuations, and there were no transfers between level 1 or level 2 during the quarters ended June 30, 2016 and 2015. See Note 2 in the 2015 Form 10-K.

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
Remediation may include treatment of contaminated media such as sediment, soil, and groundwater, removal and disposal of media, or institutional controls such as legal restrictions on future property use. Following construction of the remedy, the EPA and ODEQ also have requirements for ongoing maintenance, monitoring and other post-remediation care that may continue for many years. Where appropriate and reasonably known, we will provide for these costs in our remediation liabilities described above.
Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. In those cases, we have disclosed the nature of the possible loss and the fact that the high end of the range cannot be reasonably estimated where a range of potential loss is available. Unless there is an estimate within the range of possible losses that is more likely than other cost estimates within that range, we record the liability at the low end of this range. It is likely changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to our continued evaluation and clarification concerning our responsibility, the complexity of environmental laws and regulations, and the determination by regulators of remediation alternatives. In addition to remediation costs, we could also be subject to Natural Resource Damages (NRD) claims. We will assess the likelihood and probability of each claim and recognize a liability if deemed appropriate. As of June 30, 2016, we have not received any material NRD claims.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities on the consolidated balance sheets:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2016	2015	2015	2016	2015	2015
Portland Harbor site:
Gasco/Siltronic Sediments	$1,777	$1,512	$2,229	$42,991	$38,342	$42,641
Other Portland Harbor	1,580	1,208	1,972	4,541	4,941	5,073
Gasco Upland site	9,033	5,938	10,599	51,081	37,031	52,117
Siltronic Upland site	—	710	951	352	390	337
Central Service Center site	112	153	25	—	—	—
Front Street site	984	665	1,155	7,739	107	7,748
Oregon Steel Mills	—	—	—	179	179	179
Total	$13,486	$10,186	$16,931	$106,883	$80,990	$108,095

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

In June 2016, the EPA issued their Final Feasibility Study (Final FS) and proposed remediation plan (Proposed Plan) for the Portland Harbor Superfund site. The Proposed Plan presents the EPA’s preferred clean-up alternative, which estimates the present value cost at approximately $746 million with an accuracy between -30% and +50% of actual costs, a significant reduction from prior estimates for this level of cleanup. Along with several members of the LWG, we have filed a dispute with the EPA over concerns that the EPA's Final FS contains factual and technical errors and is insufficient to support remedy selection. The EPA has stated it intends to release a Record of Decision, the final determination of a cleanup approach for the Portland Harbor site, by the end of 2016.

While the EPA's Final FS and Proposed Plan provides a higher range of costs than the LWG's submission in 2012, our potential liability is still a portion of the costs of the remedy for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 PRPs. We are participating in a non-binding allocation process in an effort to settle this potential liability. The Final FS and Proposed Plan do not provide any additional clarification around allocation of costs.

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

Front Street site. The Front Street site was the former location of a gas manufacturing plant we operated (the former Portland Gas Manufacturing site, or PGM). At ODEQ’s request, we conducted a sediment and source control investigation and provided findings to ODEQ. In December 2015, we completed a FS on the former Portland Gas Manufacturing site. The FS provided a range of $7.6 million to $12.9 million for remedial costs. We have recorded a liability at the low end of the range of possible loss as no alternative in the range is considered more likely than another. Further, we have recognized an additional liability of $1.1 million for additional studies and design costs as well as regulatory oversight throughout the clean-up that will be required to assist in ODEQ making a remedy selection and completing a design.

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

We received total environmental insurance proceeds of approximately $150 million as a result of settlements from our litigation that was dismissed in July 2014. Under the OPUC Order, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012, and the remaining two-thirds will be applied to costs over the next 20 years. Annually, the Order provided for the application of $5 million of insurance proceeds plus interest against deferred remediation expense deemed prudent in the same annual period; annual amounts not utilized are carried forward to apply against future prudently incurred costs. We accrue interest on the insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of June 30, 2016, we have applied $63.2 million of insurance proceeds to prudently incurred remediation costs.

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2016	2015	2015
Deferred costs and interest(1)	$53,065	$79,135	$79,505
Accrued site liabilities(2)	120,075	91,176	125,026
Insurance proceeds and interest	(97,547)	(120,394)	(118,677)
Total regulatory asset deferral(1)	75,593	49,917	85,854
Current regulatory assets(3)	9,610	—	9,270
Long-term regulatory assets	65,983	49,917	76,584

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

(2)	Excludes $0.3 million, or 3.32% of the Front Street site liability as the OPUC allows recovery of 96.68% of costs for all sites, including those that historically served only Oregon customers.

(3)
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

ENVIRONMENTAL EARNINGS TEST. The 2015 Order directed us to implement an annual environmental earnings test for our prudently incurred remediation expense. Prudently incurred Oregon allocated annual remediation expense and interest in excess of the $5 million tariff rider and $5 million insurance proceeds application plus interest on the insurance proceeds are recoverable through the SRRM, to the extent the utility earns at or below our authorized Return On Equity (ROE). To the extent the utility earns more than its authorized ROE in a year, the utility is required to cover environmental expenses and interest on expenses greater than $10 million (plus interest from insurance proceeds) with those earnings that exceed its authorized ROE.

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

For additional information regarding other commitments and contingencies, see Note 14 in the 2015 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural or the Company) financial condition, including the principal factors that affect results of operations. The discussion refers to our consolidated results for the three and six months ended June 30, 2016 and 2015. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report.  A significant portion of our business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with our 2015 Annual Report on Form 10-K (2015 Form 10-K).

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

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2016 Outlook" in our 2015 Form 10-K for more information. Highlights for the quarter include:

•	added over 10,500 customers during the past twelve months for a growth rate of 1.5% at June 30, 2016.

•
received one of the final permits from the Energy Facility Siting Council for our North Mist gas storage expansion project in April of 2016 and we are now finalizing a few additional permits, completing the final cost estimate, and anticipate the notice to proceed in the fall of 2016 with expectations of a winter of 2018-2019 in-service date.

•	utility customer bill credits totaling nearly $30 million were issued in June of 2016 related to lower than projected wholesale natural gas prices realized and our asset management activities.

Key financial highlights include:

	Three Months Ended June 30,
	2016		2015
In millions, except per share data	Amount	Per Share	Amount	Per Share	$ Change
Consolidated net income	$2,019	$0.07	$2,197	$0.08	$(178)
Utility margin	69,371		70,715		(1,344)
Gas storage operating revenues	6,992		5,333		1,659

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Consolidated net income decreased $0.2 million primarily due to the following factors:

•	a decrease in utility margin of $1.3 million primarily due to lower customer usage from significantly warmer weather than the prior year, partially offset by customer growth; and

•	an increase of $0.7 million in operating and maintenance expenses; partially offset by

•
an increase in gas storage revenues of $1.7 million largely due to higher revenues from our asset management agreements and higher contract prices at our Gill Ranch facility for the 2016-2017 gas year.

	Six Months Ended June 30,
	2016		2015
In millions, except per share data	Amount	Per Share	Amount	Per Share	$ Change
Consolidated net income	$38,660	$1.40	$30,683	$1.12	$7,977
Adjustments:
Regulatory environmental disallowance, net of taxes ($1,304 and $5,925)(1)	1,996	0.07	9,075	0.33	(7,079)
Adjusted consolidated net income(1)	$40,656	$1.47	$39,758	$1.45	$898
Utility margin	$206,035		$201,316		$4,719
Gas storage operating revenues	12,361		10,636		1,725
(1) Regulatory environmental disallowance of $3.3 million in 2016 is recorded in utility other income and expense, net ($2.8 million) and utility operations and maintenance expense ($0.5 million). Regulatory environmental disallowance of $15.0 million in 2015 is recorded in utility operations and maintenance expense. Adjusted EPS and net income are non-GAAP financial measures based on the after-tax disallowance. EPS is calculated using the combined federal and state statutory tax rate of 39.5% and 27.6 million and 27.4 million diluted shares for the six months ended June 30, 2016 and 2015, respectively.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Consolidated net income increased $8.0 million during the six months ended June 30, 2016 primarily due to the environmental disallowance described in the table above. Excluding the impact of the regulatory environmental orders in 2015 and 2016, net income increased $0.9 million primarily due to the following factors:

•	a $4.7 million increase in utility margin primarily due to customer growth and gains from gas cost incentive sharing;

•
an increase of $1.7 million in gas storage revenues largely due to higher revenues from our asset management agreements and higher contract values at our Gill Ranch facility for the 2016-2017 gas year; partially offset by

•
a $5.2 million decrease in other income and expense, net related to the recognition of $5.3 million of equity earnings on deferred regulatory asset balances as a result of the OPUC SRRM Order in the first quarter of 2015.

Dividends
Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
Per common share	2016	2015	2016	2015	QTR Change	YTD Change
Dividends paid	$0.4675	$0.4650	$0.9350	$0.9300	$0.0025	$0.0050

The Board of Directors declared a quarterly dividend on our common stock of $0.4675 per share, payable on August 15, 2016, to shareholders of record on July 29, 2016, reflecting an indicated annual dividend rate of $1.87 per share.

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

Regulatory Proceeding Updates
During the three and six months ended June 30, 2016, we were involved in the regulatory activities discussed below.

ENVIRONMENTAL COST DEFERRAL AND SITE REMEDIATION AND RECOVERY MECHANISM (SRRM). In February 2015, as part of the implementation of the SRRM, the OPUC issued an Order (2015 Order) requiring us to forego collection of $15 million out of approximately $95 million in total environmental remediation expenses and associated carrying costs we had deferred through 2012 based on the OPUC’s determination of how an earnings test should apply to amounts deferred from 2003 to 2012, with adjustments for other factors the OPUC deemed relevant. As a result, we recognized a $15.0 million non-cash charge in operations and maintenance expense in the first quarter of 2015. Also, as a result of the 2015 Order, we recognized $5.3 million pre-tax of interest income related to the equity earnings on our deferred environmental expenses in the first quarter of 2015.

In addition, the OPUC issued a subsequent Order regarding our SRRM (2016 Order) in January 2016 in which the OPUC: (1) disallowed the recovery of $2.8 million of interest earned on the previously disallowed environmental expenditure amounts; (2) clarified the state allocation of 96.68% of environmental remediation costs for all environmental sites to Oregon; and (3) confirmed our treatment of $13.8 million of expenses put into the SRRM amortization account was correct and in compliance with prior OPUC orders. As a result of the 2016 Order, we recognized a $3.3 million non-cash charge, of which $2.8 million is reflected in other income and expense, net and $0.5 million is included in operations and maintenance expense. Our compliance filing related to the 2016 Order was filed with the OPUC on March 11, 2016. We do not expect any further action by the OPUC related to that filing. See Note 13 regarding our SRRM.
SYSTEM INTEGRITY PROGRAM (SIP). We filed a request to extend the SIP program in the fourth quarter of 2014. The OPUC considered our renewal request at a public meeting in March 2015 and suspended our filing and ordered additional process, including involvement of other gas utilities in the state, before making a final decision. In 2016, we withdrew our request to extend the SIP program and remain focused on establishing guidelines for future safety cost trackers with the OPUC.

HEDGING. In our 2014 Integrated Resource Plan, we proposed to the OPUC that we engage in continued long-term gas hedging. The OPUC is considering long-term hedging along with a general review of overall hedging practices among all gas utilities in the state. The OPUC therefore opened a new docket to discuss broader gas hedging practices across gas utilities in Oregon. Our request for the OPUC to consider long-term hedging practices will be considered as part of this docket. The OPUC established that this docket will follow two phases. The first phase was focused on an analytical review of hedging and hedging practices. We are currently working through the second phase regarding potential hedging guidelines. After the second phase is complete, a status report will be submitted to the OPUC, and the remainder of the process will be determined at that time.

The Washington Utilities and Transportation Commission (WUTC) also is conducting an investigation into the hedging practices of gas utilities operating in Washington, and considering whether it should require gas utilities to implement certain practices related to hedging. The WUTC is reviewing comments received from all parties and will determine next steps in the docket after reviewing those comments.

INTERSTATE STORAGE AND OPTIMIZATION SHARING. We received an Order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-utility Mist storage services and third-party asset management services to utility customers. The Order requires a third-party cost study to be performed and the results of the cost study may initiate a new docket or the re-opening of the original docket. We are continuing to engage with the parties, as directed by the OPUC, to hire a third party and facilitate completion of the work directed by the OPUC.

CARBON SOLUTIONS PROGRAM. Oregon Senate Bill 844 (SB 844) required the OPUC to develop rules and programs to reduce carbon emissions in Oregon. In June 2015, we submitted our first project related to Combined Heat and Power (CHP) for OPUC approval. The submitted CHP program would pay owners of new commercial- and industrial-scale CHP systems for verified carbon emission reductions. In April 2016, the OPUC issued an order declining our program as submitted and provided guidance on program structure for potential future submissions. We are currently contemplating our next steps for this program.

WEATHER NORMALIZATION MECHANISM (WARM). In Oregon, WARM is applied to residential and commercial customers' bills to adjust for temperature variances from average weather. In 2015, the OPUC initiated a review of the WARM mechanism as a result of customer complaints received related to surcharges applied under the WARM mechanism due to the record warm weather in our service territory during the 2014-15 winter. In May of 2016, we filed a stipulation among the parties resolving the issues identified in the review. In June 2016, the OPUC issued an order adopting the stipulation, which included modest changes to the WARM mechanism. The most notable change relates to the timing of collection of any unbilled WARM amounts, due to operation of certain caps on monthly bills in the program. Previously, any unbilled WARM amounts deferred throughout the WARM period were billed to customers in June. Under the adjusted WARM mechanism, the collections of any unbilled WARM amounts will continue to be deferred and will earn a carry charge until collected in the PGA the following year. These changes do not reduce the value WARM provides to us or our customers in mitigating the impact from variations in weather.

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

In addition to the amount hedged for the current gas contract year, we are also hedged in future years at approximately 62% for the 2016-17 gas year and between 4% and 23% for annual requirements over the following five gas years as of June 30, 2016. Our hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, our storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, and/or storage recall by the utility.

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

EARNINGS TEST REVIEW. We are subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if we select the 80% deferral gas cost option, then we retain all of our earnings up to 150 basis points above the currently authorized ROE. If we select the 90% deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. We selected the 90% deferral option for the 2014-15 PGA year, and we selected the 80% deferral option for the 2015-16 PGA year. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For the 2015 calendar year, the ROE threshold was 10.60%. We filed our 2015 earnings test in April of 2016 and it was approved by the Commission in July 2016. As a result, we were not subject to a customer refund adjustment for 2015.

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

WEATHER NORMALIZATION TARIFF. In Oregon, we have an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. This weather normalization mechanism was reauthorized in the 2012 Oregon general rate case without an expiration date. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2016, 9% of total customers had opted out. We do not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Local Gas Distribution Utility Operations" below.

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

If the adjusted utility ROE is greater than the authorized utility ROE, then we could be required to expense up to the amount that results in the utility earning its authorized ROE. For 2015, we have performed this test, which was submitted to the OPUC in April 2016, and have concluded there was no earnings test adjustment for 2015.

The WUTC has also previously authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This Order was effective in January 2011 with cost recovery and a carrying charge to be determined in a future proceeding.

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. Effective January 1, 2011, the OPUC approved our request to defer annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of higher and lower pension expenses in future years. Our recovery of these deferred balances includes accrued interest on the account balance at the utility’s authorized rate of return, which is currently 7.78%. Future years’ deferrals will depend on changes in plan assets and projected benefit liabilities based on a number of key assumptions, and our pension contributions. Pension expense deferrals, including interest, were $3.2 million and $4.3 million as of June 30, 2016 and 2015, respectively.

GAS STORAGE SHARING AND COST OF GAS CUSTOMER CREDITS. In the second quarter of 2016, we received regulatory approval to provide an interstate storage credit of $9.4 million to its Oregon utility customers, which was reflected in their June bills. These credits are part of our regulatory incentive sharing mechanism related to non-utility Mist storage and asset management service. The OPUC approved a $9.6 million interstate storage credit to Oregon customers in June 2015. The Washington portion of these credits will be included in the Washington PGA.

During May 2016, we filed requests with the OPUC and WUTC to credit customers their portion of the gas cost sharing incentive for the 2015-2016 gas year in June rather than through the 2016-2017 PGA; the credit totaled $19.4 million and resulted from lower than projected gas costs driven by warmer weather, lower volume usage, and lower market prices. During the second quarter of 2016, the OPUC and WUTC approved our requests and amounts were credited to customers in June 2016.

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

Utility segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars and therms in thousands, except EPS data	2016	2015	2016	2015	QTR Change	YTD Change
Utility net income	$507	$2,245	$36,359	$30,580	$(1,738)	$5,779
EPS - utility segment	0.02	0.08	1.32	1.12	(0.06)	0.20
Gas sold and delivered (in therms)	192,933	207,886	565,482	537,863	(14,953)	27,619
Utility margin(1)	$69,371	$70,715	$206,035	$201,316	$(1,344)	$4,719
(1) See Utility Margin Table below for a reconciliation and additional detail.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. The primary factors contributing to the $1.7 million or $0.06 per share decrease in utility net income were as follows:

•	a $1.3 million decrease in utility margin primarily due to:

▪
a decrease of approximately $2.0 million due to lower customer usage from significantly warmer weather than in the prior year, which impacts utility margins from our Washington customers where we do not have a weather normalization mechanism in place and from our Oregon customers who opted out of weather normalization; partially offset by

▪	a $0.7 million increase from customer growth and added loads under higher commercial rate schedules

•	a $0.7 million decrease in other income and expense, net primarily due to lower interest earned on net regulatory assets; and

•	a $0.9 million increase in operations and maintenance expense primarily due to professional services costs and contract work.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. The primary factors contributing to the $5.8 million or $0.20 per share increase in utility net income were as follows:

•	a $4.7 million increase in utility margin primarily due to:

▪	a $2.9 million increase from customer growth and added loads under higher commercial rate schedules;

▪	a $2.5 million increase from gains in gas cost incentive sharing resulting from lower gas prices than those estimated in the PGA; and

▪	a $1.0 million increase from added rate-base returns on certain investments; partially offset by

▪
a decrease of approximately $1.0 million due to lower customer usage from significantly warmer weather during the second quarter of 2016 than in the prior year, which impacts utility margins from our Washington customers where we do not have a weather normalization mechanism in place and from our Oregon customers who opted out of weather normalization.

•	a $13.8 million decrease in operations and maintenance expense primarily due to the $15.0 million regulatory disallowance charge taken in the prior year; partially offset by

•
an $8.5 million decrease in other income and expense, net primarily due to a $2.8 million interest write-off as a result of the 2016 Order from the OPUC in the first quarter of 2016 and the recognition of $5.3 million of equity earnings on deferred regulatory asset balances in February 2015.

Total utility volumes sold and delivered in the three months ended June 30, 2016 decreased 7% over the same period in 2015 primarily due to the impact of 21% warmer weather. Although weather for the six months ended June 30, 2016 was comparable to the prior year, deliveries increased 5% due to comparatively colder weather in the first quarter of 2016 during our peak heating season. Weather was 22% warmer than average over the first six months of 2016 due to significantly warmer weather in the second quarter of 2016.

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,			Six Months Ended June 30,		Favorable/(Unfavorable)
In thousands, except degree day and customer data	2016		2015	2016	2015	QTR Change	YTD Change
Utility volumes (therms):
Residential and commercial sales	82,625		97,066	325,499	303,883	(14,441)	21,616
Industrial sales and transportation	110,308		110,820	239,983	233,980	(512)	6,003
Total utility volumes sold and delivered	192,933		207,886	565,482	537,863	(14,953)	27,619
Utility operating revenues:
Residential and commercial sales	$82,509		$117,919	$320,181	$358,831	$(35,410)	$(38,650)
Industrial sales and transportation	10,972		17,138	28,636	37,664	(6,166)	(9,028)
Other revenues	1,102		1,131	2,513	2,537	(29)	(24)
Less: Revenue taxes	2,448		3,297	9,091	9,835	(849)	(744)
Total utility operating revenues	92,135	—	132,891	342,239	389,197	(40,756)	(46,958)
Less: Cost of gas	20,871		62,176	129,282	187,881	41,305	58,599
Less: Environmental remediation expense	1,893		—	6,922	—	(1,893)	(6,922)
Utility margin	$69,371		$70,715	$206,035	$201,316	$(1,344)	$4,719
Utility margin:(1)
Residential and commercial sales	$60,888		$61,940	$184,372	$182,312	$(1,052)	$2,060
Industrial sales and transportation	7,084		7,258	15,285	14,832	(174)	453
Miscellaneous revenues	1,097		1,133	2,503	2,539	(36)	(36)
Gain from gas cost incentive sharing	412		340	4,066	1,561	72	2,505
Other margin adjustments	(110)		44	(191)	72	(154)	(263)
Utility margin	$69,371		$70,715	$206,035	$201,316	$(1,344)	$4,719
Degree days
Average(2)	691		691	2,562	2,546	—	16
Actual	403		512	1,988	1,993	(21)%	—%
Percent warmer than average weather(2)	(42)%		(26)%	(22)%	(22)%

	As of June 30,
Customers - end of period:	2016		2015	Change	% Change
Residential customers	650,584		640,581	10,003	1.6%
Commercial customers	66,604		66,036	568	0.9%
Industrial customers	1,003		922	81	8.8%
Total number of customers	718,191		707,539	10,652	1.5%

(1)	Amounts reported as margin for each category of customers are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense.

(2)	Average weather represents the 25-year average degree days, as determined in our 2012 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2016		2015	2016	2015	QTR Change	YTD Change
Volumes (therms):
Residential sales	47,069		56,655	202,301	186,715	(9,586)	15,586
Commercial sales	35,556		40,411	123,198	117,168	(4,855)	6,030
Total volumes	82,625		97,066	325,499	303,883	(14,441)	21,616
Operating revenues:
Residential sales	$53,599		$75,775	$214,299	$236,312	$(22,176)	$(22,013)
Commercial sales	28,910		42,144	105,882	122,519	(13,234)	(16,637)
Total operating revenues	$82,509		$117,919	$320,181	$358,831	$(35,410)	$(38,650)
Utility margin:
Residential:
Sales	$35,429		$39,764	$117,090	$110,540	$(4,335)	$6,550
Weather normalization	4,735		139	13,966	12,492	4,596	1,474
Decoupling	1,776		2,964	(2,159)	4,169	(1,188)	(6,328)
Total residential utility margin	41,940	—	42,867	128,897	127,201	(927)	1,696
Commercial:
Sales	14,993		16,506	45,898	44,261	(1,513)	1,637
Weather normalization	1,737		(29)	5,483	5,215	1,766	268
Decoupling	2,218		2,596	4,094	5,635	(378)	(1,541)
Total commercial utility margin	18,948		19,073	55,475	55,111	(125)	364
Total utility margin	$60,888		$61,940	$184,372	$182,312	$(1,052)	$2,060

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. The primary factors contributing to changes in the residential and commercial markets were as follows:

•	sales volumes decreased 14.4 million therms, or 15%, primarily reflecting 21% warmer weather;

•	operating revenues decreased $35.4 million due to a 60% decrease in average cost of gas over last year and a 15% decrease in sales volumes; and

•	utility margin decreased $1.1 million primarily due to the effects of warmer weather, partially offset by increases from commercial and residential customer growth.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. The primary factors contributing to changes in the residential and commercial markets were as follows:

•	sales volumes increased 21.6 million therms, or 7%, primarily due to colder weather in the first quarter of 2016 compared to record warm weather in 2015 and customer growth;

•	operating revenues decreased $38.7 million due to a 35% decrease in average cost of gas over last year partially offset by a 7% increase in sales volumes; and

•	utility margin increased $2.1 million due to both residential and commercial customer growth and added rate-base returns on certain investments.

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

Industrial sales and transportation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Volumes (therms):
Industrial - firm sales	7,122	7,305	16,546	15,956	(183)	590
Industrial - firm transportation	35,518	34,796	79,719	75,624	722	4,095
Industrial - interruptible sales	11,322	20,853	26,372	37,245	(9,531)	(10,873)
Industrial - interruptible transportation	56,346	47,866	117,346	105,155	8,480	12,191
Total volumes	110,308	110,820	239,983	233,980	(512)	6,003
Utility margin:
Industrial - firm and interruptible sales	$2,613	$3,165	$5,776	$6,382	(552)	(606)
Industrial - firm and interruptible transportation	4,471	4,093	9,509	8,450	378	1,059
Industrial - sales and transportation	$7,084	$7,258	$15,285	$14,832	$(174)	$453

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Industrial sales and transportation volumes decreased by 0.5 million therms and utility margin decreased $0.2 million due to warmer weather and lower usage from customers with heating load.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Industrial sales and transportation volumes increased by 6.0 million therms and utility margin increased $0.5 million due to annual customer service election changes.

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

Cost of gas highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars and therms in thousands	2016	2015	2016	2015	QTR Change	YTD Change
Cost of gas	$20,871	$62,176	$129,282	$187,881	$(41,305)	$(58,599)
Volumes sold (therms)(1)	101,069	118,633	368,417	350,493	(17,564)	17,924
Average cost of gas (cents per therm)	$0.21	$0.52	$0.35	$0.54	$(0.31)	$(0.19)
Gain from gas cost incentive sharing(2)	412	340	4,066	1,561	72	2,505

(1)	This calculation excludes volumes delivered to transportation only customers.

(2)	For a discussion of our gas cost incentive sharing mechanism, see “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Cost of gas decreased $41.3 million, or 66%, primarily due to a 60% decrease in average cost of gas reflecting the $19.4 million refund to customers, lower market prices for natural gas, and a 15% decrease in volumes from comparatively warmer weather.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Cost of gas decreased $58.6 million, or 31%, primarily due to a 35% decrease in average cost of gas reflecting the $19.4 million refund to customers and lower market prices for natural gas, partially offset by a 5% increase in volumes mainly from comparatively colder weather in the first quarter of 2016.

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

Gas storage segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except EPS data	2016	2015	2016	2015	QTR Change	YTD Change
Gas storage net income (loss)	$1,439	$(86)	$2,175	$28	$1,525	$2,147
EPS - gas storage segment	0.05	—	0.08	—	0.05	0.08
Operating revenues	6,992	5,333	12,361	10,636	1,659	1,725
Operating expenses	4,112	4,594	7,756	8,842	(482)	(1,086)

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Our gas storage segment net income increased $1.5 million primarily due to a $1.7 million increase in revenue from asset management agreements and higher contract prices at our Gill Ranch facility for the 2016-2017 gas year. Further, operating expenses decreased $0.5 million from lower operations and maintenance costs, and interest expense decreased $0.4 million from the retirement of $20 million of Gill Ranch’s debt in December of 2015.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Our gas storage segment net income increased $2.1 million primarily due to a $1.7 million increase in revenue from asset management agreements and higher contract prices at our Gill Ranch facility for the 2016-2017 gas year. Further, operating expenses decreased $1.1 million from lower power costs at our Gill Ranch facility and lower general and administrative expenses, and interest expense decreased $0.7 million from the early retirement of $20 million of Gill Ranch’s debt in December of 2015.

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

For our Gill Ranch facility, prices for the 2015-16 and 2016-17 gas years have shown slight improvement, and may continue to show improvement in future years, however they remain low relative to the pricing in our original long-term contracts, which ended primarily in the 2013-14 gas storage year. In the future, we may also see an increase in the demand for natural gas driven by a number of factors, including changes in electric generation triggered by California's renewable portfolio standards, an increase in use of alternative fuels to meet carbon emission reduction targets, recovery of the California economy, growth of domestic industrial manufacturing, potential exports of liquefied natural gas from the west coast, and other favorable storage market conditions in and around California. These factors, if they occur, may contribute to higher summer/winter natural gas price spreads, gas price volatility, and gas storage values. We are continuing to explore opportunities to increase revenues by identifying higher value customers to provide with enhanced services and also by capitalizing on opportunities that fit our business-risk profile.

In addition, in October 2015 a significant natural gas leak occurred at a southern California gas storage facility that persisted in early 2016. At this time, we do not know the long-term effects of this incident on gas storage prices. Regulatory and legislative proceedings at both the national and California state level have been opened in response to the incident, and it is likely additional regulations and legislation will result in higher costs for all storage providers. The proposed regulation and legislation have created uncertainty around the future market value of storage in California. The potential costs of complying with the proposed regulation and legislation could include one-time capital expenditures and/or ongoing operations and maintenance costs. As a result of the proposed regulation and legislation, the nature of future storage contracts and market values could be impacted.

If we are unsuccessful in identifying new higher value customers, future storage values do not improve, and/or new regulation and legislation require significant capital and on-going spending to maintain the facility, this could have a negative impact on our future cash flows and could result in impairment of our Gill Ranch gas storage facility, which had a net book value of $198.3 million at June 30, 2016. Refer to Note 2 in our 2015 Form 10-K for more information regarding our accounting policy for impairment of long-lived assets.

Other
Other primarily consists of NNG Financial's equity investment in KB Pipeline, an equity investment in TWH, which has invested in the Trail West pipeline project, and other miscellaneous non-utility investments and business activities. There were no significant changes in our other activities during the three and six months ended June 30, 2016. See Note 4 and Note 11 for further details on other activities and our investment in TWH.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Operations and maintenance	$35,962	$35,311	$74,901	$89,427	$651	$(14,526)

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Operations and maintenance expense increased $0.7 million, primarily due to the following factors:

•	a $1.5 million increase in non-payroll costs primarily due to professional service costs and contractor work; partially offset by

•	a $0.8 million decrease in utility payroll and benefits primarily due to reduced incentive compensation and retirement expense.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Operations and maintenance expense decreased $14.5 million, primarily due to the following factors:

•
the $15 million pre-tax charge for the regulatory disallowance associated with the February 2015 OPUC Order on the recovery of past environmental cost deferrals recorded in 2015. We also expensed an additional $1 million related to the 2015 Order;

•	a $0.6 million decrease in gas storage operating expenses from lower general, administrative, and power costs at our Gill Ranch facility;

•	a $0.5 million decrease in payroll and benefits due to lower retirement plan expenses; partially offset by

•	a $2.1 million increase in non-payroll costs primarily due to contractor work and professional services costs; and

•	a $0.5 million pre-tax charge related to the reserve for the state allocation of environmental sites based on the 2016 Order.

Delinquent customer receivable balances continue to remain at historically low levels. The utility's annualized bad debt expense as a percent of revenues was 0.1% for the six months ended June 30, 2016 and has remained well below 0.5% of revenues since 2007.

Other Income and (Expense), Net
Other income and (expense), net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Other income and (expense), net	$513	$1,135	$(1,796)	$6,184	$(622)	$(7,980)

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Other income and expense, net decreased $0.6 million primarily due to lower interest earned on net regulatory assets.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Other income and expense, net decreased $8.0 million primarily due to the recognition of $5.3 million of the equity component in interest income from our deferred environmental expenses in the prior year, which did not recur in 2016. We recognized the equity earnings of these deferred regulatory asset balances as a result of the OPUC SRRM Order we received in February 2015. In addition, a subsequent Order from the OPUC in the first quarter of 2016 resulted in a write-off of $2.8 million of interest in 2016.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Interest expense, net	$9,718	$10,438	$19,454	$20,919	$(720)	$(1,465)

THREE AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Interest expense, net of amounts capitalized, decreased $0.7 million for the quarter and $1.5 million for the six month period primarily due to the redemption of $40 million of utility First Mortgage Bonds (FMBs) in June 2015 and the early retirement of $20 million of Gill Ranch's debt in December 2015.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Income tax expense	$1,382	$1,414	$26,768	$20,497	$(32)	$6,271

THREE AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. Increases or decreases in income tax expense are correlated with changes in pre-tax income. Additionally, income tax expense during the six months ended June 30, 2016, as compared to 2015, was higher as 2015 tax expense benefited from the realization of deferred depletion benefits from 2013 and 2014.

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

Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access to capital markets at reasonable costs. Our consolidated capital structure was as follows:

	June 30,		December 31,
	2016	2015	2015
Common stock equity(1)	51.7%	49.2%	47.5%
Long-term debt(1)	36.8	38.8	34.6
Short-term debt, including current maturities of long-term debt	11.5	12.0	17.9
Total	100.0%	100.0%	100.0%

(1)	Ratios reflect debt balances net of any unamortized debt issuance costs.

Liquidity and Capital Resources
At June 30, 2016 we had $5.5 million of cash and cash equivalents compared to $4.5 million at June 30, 2015. We did not have restricted cash at June 30, 2016 compared to $4.5 million in restricted cash at June 30, 2015 held as collateral for the long-term debt outstanding at Gill Ranch, which we retired in December 2015. In order to maintain sufficient liquidity during periods when capital markets are volatile, we may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, we may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, our issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. Our use of retained earnings is not subject to those same restrictions.

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

Based on our current debt ratings (see "Credit Ratings" below), we have been able to issue commercial paper and long-term debt at attractive rates and have not needed to borrow or issue letters of credit from our back-up credit facility. In the event we are not able to issue new debt due to adverse market conditions or other reasons, we expect our near-term liquidity needs can be met using internal cash flows or, for the utility segment, drawing upon our committed credit facility. We also have a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt or equity securities, subject to market conditions and certain regulatory approvals. As of June 30, 2016, we have Board authorization to issue up to $325 million of additional FMBs. We also have OPUC approval to issue up to $325 million of additional long-term debt for approved purposes.

In the event our senior unsecured long-term debt ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit, or other forms of collateral, which could expose us to additional cash requirements and may trigger increases in short-term borrowings while we were in a net loss position. We were not near the threshold for posting collateral at June 30, 2016. However, if the credit risk-related contingent features underlying these contracts were triggered on June 30, 2016, assuming our long-term debt ratings dropped to non-investment grade levels, we could have been required to post $5.9 million of collateral to our counterparties. See "Credit Ratings" below and Note 12.

Other items that may have a significant impact on our liquidity and capital resources include pension contribution requirements and environmental expenditures.

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

At June 30, 2016 and 2015, our utility had short-term debt outstanding of $152.8 million and $190.3 million, respectively. The effective interest rate on short-term debt outstanding at June 30, 2016 and 2015 was 0.7% and 0.4%, respectively.

Credit Agreements
We have a $300 million credit agreement, with a feature that allows us to request increases in the total commitment amount, up to a maximum of $450 million. The maturity date of the agreement is December 20, 2019.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2016 as follows:

Lender rating, by category, in millions	Loan Commitment
AA/Aa	$234
A/A	66
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency; however, we do not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

Our credit agreement permits the issuance of letters of credit in an aggregate amount of up to $100 million. Any principal and unpaid interest amounts owed on borrowings under the credit agreement is due and payable on or before the maturity date. There were no outstanding balances under this credit agreement at June 30, 2016 or 2015. The credit agreement requires us to maintain a consolidated indebtedness to total capitalization ratio of 70%

or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at June 30, 2016 and 2015, with consolidated indebtedness to total capitalization ratios of 48.3% and 50.8%, respectively.

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

Maturity and Redemption of Long-Term Debt
We did not retire any debt in the first six months of 2016. Over the next twelve months, $25 million of FMBs with a coupon rate of 5.15% and maturity in December 2016 are expected to be redeemed.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in our 2015 Form 10-K for a schedule of long-term debt maturing over the next five years.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Six Months Ended June 30,
In thousands	2016	2015	YTD Change
Cash provided by operating activities	$199,560	$167,484	$32,076

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. The significant factors contributing to the $32.1 million increase in operating cash flows were as follows:

•	an increase of $20.1 million due to an increase in net deferred tax liabilities primarily due to the enactment of bonus depreciation;

•	a net increase of $25.7 million from changes in working capital related to receivables, inventories and accounts payable reflecting lower gas prices and volumes sold in 2016 compared to 2015;

•	an increase of $6.9 million from collections under the SRRM; offset by

•	a decrease of $31.0 million from changes in deferred gas cost balances primarily due to the early refund of gas cost savings paid to customers in June 2016.

The non-cash pension expense recognized on the income statement for the six months ended June 30, 2016 was $2.7 million, compared to $3.0 million for the same period in 2015. Changes in pension expense are mitigated by our balancing account in Oregon; and therefore, net non-cash pension expenses are expected to remain relatively flat in the coming years.

During the six months ended June 30, 2016, we contributed $6.1 million to our utility's qualified defined benefit pension plan, compared to $5.8 million for the same period in 2015. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 7.

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

Ballot Measure 97 (Measure 97) was certified by the Oregon Secretary of State's office in June of 2016 to appear on the November 8, 2016 statewide ballot. Measure 97 amends Oregon's corporate minimum tax rules. We are currently evaluating the effect this proposed legislation would have on our consolidated financial position and results of operations, if enacted into law.

We have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see “Financial Condition—Contractual Obligations” and Note 14 in the 2015 Form 10-K.

Investing Activities
Investing activity highlights include:

	Six Months Ended June 30,
In thousands	2016	2015	YTD Change
Total cash used in investing activities	$(59,700)	$(61,316)	$1,616
Capital expenditures	(62,153)	(58,072)	(4,081)
Utility gas reserves	—	(1,945)	1,945

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. The $1.6 million decrease in cash used in investing activities was primarily due to non-recurring cash outflows from investments in gas reserves, restricted cash, and other items in the prior year, partially offset by higher utility capital expenditures.

Over the five-year period 2016 through 2020, total utility capital expenditures are estimated to be between $850 million and $950 million, including our proposed investment in an expansion of our Mist gas storage facility of approximately $125 million as well as continued refurbishments of an existing liquefied natural gas facility in Oregon over the next three years with an expected investment of approximately $25 million, and upgrading distribution infrastructure in Clark County, Washington, which could total approximately $25 million over the next five years. We are currently working with the project sponsor to finalize the project cost estimate for the Mist expansion project, which could change our estimated capital expenditures. The full capital expenditure for the Mist expansion is dependent upon receiving a notice to proceed from Portland General Electric, which we anticipate in the fall of 2016. The est imated level of utility capital expenditures over the next five years reflects assumptions for continued customer growth, technology investments, distribution system maintenance and improvements, and gas storage facilities maintenance. Most of the required funds are expected to be internally generated over the five-year period, and any remaining funding will be obtained through a combination of long-term debt and equity security issuances, with short-term debt and bridge financing providing liquidity.

In 2016, utility capital expenditures are estimated to be between $155 million and $175 million, which includes $10 million to $15 million for our Mist expansion project, of which a significant portion is dependent upon receiving a notice to proceed from the project customer, and non-utility capital investments are estimated to be less than $5 million. Gas storage segment capital expenditures in 2016 are expected to be paid from working capital and additional equity contributions from NW Natural as needed.

Financing Activities
Financing activity highlights include:

	Six Months Ended June 30,
In millions	2016	2015	YTD Change
Total cash used in financing activities	$(138,608)	$(111,236)	$(27,372)
Change in short-term debt	(117,235)	(44,400)	(72,835)
Change in long-term debt	—	(40,000)	40,000

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015. The $27.4 million increase in cash used in financing activities was primarily due to higher repayments of short term loans and commercial paper of $72.8 million during the six months ended June 30, 2016. Partially offsetting the increase was repayment of long-term debt, for which we used $40 million in cash during the six months ended June 30, 2015.

Ratios of Earnings to Fixed Charges
For the six and twelve months ended June 30, 2016 and the twelve months ended December 31, 2015, our ratios of earnings to fixed charges, computed using the method outlined by the SEC, were 4.17, 3.39, and 3.00, respectively. For this purpose, earnings consist of net income before income taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. See Exhibit 12 for the detailed ratio calculation.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in our 2015 Form 10-K. At June 30, 2016, our total estimated liability related to environmental sites is $120.4 million. See Note 13 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk including commodity supply risk, commodity price and storage value risk, interest rate risk, foreign currency risk, credit risk, and weather risk. We monitor and manage these financial exposures as an integral part of our overall risk management program. No material changes have occurred related to our disclosures about market risk for the six month period ended June 30, 2016. See Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2015 Form 10-K for details regarding these risks.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
04/01/16-04/30/16	867	$51.82	—	—
05/01/16-05/31/16	17,814	57.60	—	—
06/01/16-06/30/16	1,044	59.50	—	—
Total	19,725	57.44	2,124,528	$16,732,648

(1)
During the quarter ended June 30, 2016, 17,880 shares of our common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. In addition, 1,845 shares of our common stock were purchased on the open market to meet the requirements of our share-based programs. During the quarter ended June 30, 2016, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated Stock Option Plan.

(2)
We have a common stock share repurchase program under which we purchase shares on the open market or through privately negotiated transactions. We currently have Board authorization through May 31, 2017 to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million. During the quarter ended June 30, 2016, no shares of our common stock were repurchased pursuant to this program. Since the program’s inception in 2000, we have repurchased approximately 2.1 million shares of common stock at a total cost of approximately $83.3 million.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 2, 2016
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Controller

NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2016

Exhibit Number	Document

10.1	Form of Restricted Stock Unit Agreement between the Company and an executive officer dated as of July 27, 2016.

10.2	Amended and Restated Cash Retention Agreement between the Company and an executive officer, dated as of July 28, 2016.

10.3	Northwest Natural Gas Company Deferred Compensation Plan for Directors and Executives, effective January 1, 2005 and restated effective July 28, 2016.

12	Statement re computation of ratios of earnings to fixed charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from Northwest Natural Gas Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.