Form 10-Q
period 2016-09-30
NORTHWEST NATURAL GAS CO
filed 2016-11-02
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes [   ]     No  [ X ]

At October 21, 2016, 27,557,756 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY
For the Quarterly Period Ended September 30, 2016

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections, forecasts and predictions;

•	objectives, goals and strategies;

•	assumptions and estimates;

•	future events or performance;

•	trends, uncertainties, timing and cyclicality;

•	risks;

•	earnings and dividends;

•	capital and other expenditures and allocation;

•	capital structure;

•	growth and profitability;

•	customer rates;

•	commodity costs and volumes;

•	gas reserves, volumes, investment and recovery;

•	operational and maintenance performance and costs;

•	energy policy and preferences;

•	efficacy of and exposure under derivatives and hedges;

•	liquidity, funding sources, and financial positions;

•	project and program development, expansion, or investment;

•	competition;

•	costs of compliance;

•	credit exposures;

•	regulatory outcomes, prudency or recovery;

•	impacts of laws, rules and regulations;

•	tax positions, liabilities or refunds;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations and contributions under retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	effects of new or anticipated changes in accounting standards or pronouncements;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms;

•	local or national disasters, pandemic illness, terrorist activities, including cyber-attacks, explosions, or other extreme events; and

•	environmental, regulatory, litigation and insurance costs, allocations and recoveries, and timing thereof.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2016	2015	2016	2015

Operating revenues	$87,727	$93,128	$442,439	$493,073

Operating expenses:
Cost of gas	28,264	35,856	157,546	223,737
Operations and maintenance	34,870	32,031	109,771	121,458
Environmental remediation	1,191	—	8,113	—
General taxes	7,211	6,772	23,333	23,153
Depreciation and amortization	20,628	20,342	61,435	60,683
Total operating expenses	92,164	95,001	360,198	429,031
Income (loss) from operations	(4,437)	(1,873)	82,241	64,042
Other income (expense), net	652	746	(1,144)	6,930
Interest expense, net	9,729	10,111	29,183	31,030
Income (loss) before income taxes	(13,514)	(11,238)	51,914	39,942
Income tax expense (benefit)	(5,474)	(4,553)	21,294	15,944
Net income (loss)	(8,040)	(6,685)	30,620	23,998
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $709 for the three and nine months ended September 30, 2016	(1,086)	—	(1,086)	—
Amortization of non-qualified employee benefit plan liability, net of taxes of $223 and $217 for the three months ended and $477 and $650 for the nine months ended September 30, 2016 and 2015, respectively	341	332	678	995
Comprehensive income (loss)	$(8,785)	$(6,353)	$30,212	$24,993
Average common shares outstanding:
Basic	27,554	27,363	27,504	27,336
Diluted	27,554	27,363	27,629	27,399
Earnings (loss) per share of common stock:
Basic	$(0.29)	$(0.24)	$1.11	$0.88
Diluted	(0.29)	(0.24)	1.11	0.88
Dividends declared per share of common stock	0.470	0.465	1.403	1.395

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2016	2015	2015

Assets:
Current assets:
Cash and cash equivalents	$6,230	$5,227	$4,211
Accounts receivable	25,506	29,800	68,228
Accrued unbilled revenue	15,537	15,752	57,987
Allowance for uncollectible accounts	(289)	(308)	(870)
Regulatory assets	55,280	82,712	69,178
Derivative instruments	4,857	2,956	2,719
Inventories	67,470	80,974	70,868
Gas reserves	16,257	17,822	17,094
Income taxes receivable	2,257	—	7,900
Deferred tax assets	—	15,663	—
Other current assets	17,480	25,972	33,460
Total current assets	210,585	276,570	330,775
Non-current assets:
Property, plant, and equipment	3,177,196	3,072,998	3,089,380
Less: Accumulated depreciation	943,334	905,137	906,717
Total property, plant, and equipment, net	2,233,862	2,167,861	2,182,663
Gas reserves	103,976	117,784	114,552
Regulatory assets	341,188	333,953	370,711
Derivative instruments	1,151	299	27
Other investments	67,853	68,503	68,066
Restricted cash	—	4,500	—
Other non-current assets	1,269	1,248	2,616
Total non-current assets	2,749,299	2,694,148	2,738,635
Total assets	$2,959,884	$2,970,718	$3,069,410

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2016	2015	2015

Liabilities and equity:
Current liabilities:
Short-term debt	$194,900	$225,200	$270,035
Current maturities of long-term debt	64,994	—	24,973
Accounts payable	55,933	54,425	73,219
Taxes accrued	11,954	11,854	10,420
Interest accrued	9,671	9,800	5,873
Regulatory liabilities	27,921	34,127	29,927
Derivative instruments	5,334	21,949	22,092
Other current liabilities	31,997	27,924	41,148
Total current liabilities	402,704	385,279	477,687
Long-term debt	530,219	614,053	569,445
Deferred credits and other non-current liabilities:
Deferred tax liabilities	544,575	527,336	530,021
Regulatory liabilities	342,143	334,490	339,287
Pension and other postretirement benefit liabilities	216,909	228,861	223,105
Derivative instruments	1,682	3,540	3,447
Other non-current liabilities	142,450	117,950	145,446
Total deferred credits and other non-current liabilities	1,247,759	1,212,177	1,241,306
Commitments and contingencies (See Note 13)	—	—	—
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 27,558, 27,367, and 27,427 at September 30, 2016 and 2015 and December 31, 2015, respectively	389,834	380,208	383,144
Retained earnings	396,938	388,082	404,990
Accumulated other comprehensive loss	(7,570)	(9,081)	(7,162)
Total equity	779,202	759,209	780,972
Total liabilities and equity	$2,959,884	$2,970,718	$3,069,410

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
In thousands	2016	2015

Operating activities:
Net income	$30,620	$23,998
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	61,435	60,683
Regulatory amortization of gas reserves	11,403	13,606
Deferred tax liabilities, net	17,810	7,153
Qualified defined benefit pension plan expense	3,989	4,238
Contributions to qualified defined benefit pension plans	(11,250)	(11,780)
Deferred environmental expenditures	(8,302)	(8,063)
Regulatory disallowance of prior environmental cost deferrals	3,287	15,000
Interest income on deferred environmental expenses	—	(5,322)
Amortization of environmental remediation	8,113	—
Other	4,817	669
Changes in assets and liabilities:
Receivables, net	83,377	82,586
Inventories	3,226	(3,142)
Taxes accrued	7,170	2,823
Accounts payable	(17,612)	(36,230)
Interest accrued	3,798	3,721
Deferred gas costs	(10,470)	27,042
Other, net	14,988	(4,237)
Cash provided by operating activities	206,399	172,745
Investing activities:
Capital expenditures	(98,111)	(86,923)
Restricted cash	—	(1,500)
Other	2,868	181
Cash used in investing activities	(95,243)	(88,242)
Financing activities:
Common stock issued, net	4,832	1,252
Long-term debt retired	—	(40,000)
Change in short-term debt	(75,135)	(9,500)
Cash dividend payments on common stock	(38,556)	(38,122)
Other	(278)	(2,440)
Cash used in financing activities	(109,137)	(88,810)
Increase (decrease) in cash and cash equivalents	2,019	(4,307)
Cash and cash equivalents, beginning of period	4,211	9,534
Cash and cash equivalents, end of period	$6,230	$5,227

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$23,271	$25,264
Income taxes paid (refunded), net	(6,900)	10,631
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

Certain prior year balances in our consolidated financial statements and notes have been reclassified to conform with the current period presentation. These reclassifications had no effect on our prior year’s consolidated results of operations, financial condition, or cash flows.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the 2015 Form 10-K. There were no material changes to those accounting policies during the nine months ended September 30, 2016. The following are current updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
In applying regulatory accounting principles, we capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the Public Utility Commission of Oregon (OPUC) or Washington Utilities and Transportation Commission (WUTC), which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a rate of return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
	September 30,		December 31,
In thousands	2016	2015	2015
Current:
Unrealized loss on derivatives(1)	$5,205	$21,949	$22,092
Gas costs	10,164	19,274	8,717
Environmental costs(2)	9,734	12,364	9,270
Decoupling(3)	16,028	19,391	18,775
Other(4)	14,149	9,734	10,324
Total current	$55,280	$82,712	$69,178
Non-current:
Unrealized loss on derivatives(1)	$1,682	$3,540	$3,447
Pension balancing(5)	48,637	41,193	43,748
Income taxes	40,106	44,767	43,049
Pension and other postretirement benefit liabilities	174,282	189,111	184,223
Environmental costs(2)	64,279	37,443	76,584
Gas costs	712	2,098	1,949
Decoupling(3)	1,006	4,331	6,349
Other(4)	10,484	11,470	11,362
Total non-current	$341,188	$333,953	$370,711

	Regulatory Liabilities
	September 30,		December 31,
In thousands	2016	2015	2015
Current:
Gas costs	$12,001	$22,499	$14,157
Unrealized gain on derivatives(1)	4,857	2,939	2,659
Other(4)	11,063	8,689	13,111
Total current	$27,921	$34,127	$29,927
Non-current:
Gas costs	$765	$6,357	$8,869
Unrealized gain on derivatives(1)	1,151	299	27
Accrued asset removal costs(6)	336,699	324,467	327,047
Other(4)	3,528	3,367	3,344
Total non-current	$342,143	$334,490	$339,287

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

We believe all costs incurred and deferred at September 30, 2016 are prudent. We annually review all regulatory assets and liabilities for recoverability and more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then we would be required to write-off the net unrecoverable balances in the period such determination is made.

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

FAIR VALUE MEASUREMENT. On May 1, 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)." The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements were effective for us beginning January 1, 2016 and will be applied retrospectively to all periods presented, in our 2016 Form 10-K. This ASU will not materially affect our financial statements and disclosures, but will change certain presentation and disclosures of the fair value of certain plan assets in our pension and other postretirement benefit plan disclosures in our 2016 Form 10-K, for all periods presented.

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

Recently Issued Accounting Pronouncements
STATEMENT OF CASH FLOWS. On August 26, 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." The ASU adds guidance pertaining to the classification of certain cash receipts and payments on the statement of cash flows. The purpose of the amendment is to clarify issues that have been creating diversity in practice, including the classification of proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies. The amendments in this standard are effective for us beginning January 1, 2018. Early adoption is permitted in any interim or annual period. We are currently assessing the effect of this standard and do not expect this standard to materially affect our financial statements and disclosures.

STOCK BASED COMPENSATION. On March 30, 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this standard are effective for us beginning January 1, 2017. Early adoption is permitted in any interim or annual period. We do not expect this standard to materially affect our financial statements and disclosures.

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

3. EARNINGS PER SHARE

Basic earnings per share are computed using net income and the weighted average number of common shares outstanding for each period presented. Diluted earnings per share are computed in the same manner, except it uses the weighted average number of common shares outstanding plus the effects of the assumed exercise of stock options and the payment of estimated stock awards from other stock-based compensation plans that are outstanding at the end of each period presented. Antidilutive stock awards are excluded from the calculation of diluted earnings per share. Diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2016	2015	2016	2015
Net income (loss)	$(8,040)	$(6,685)	$30,620	$23,998
Average common shares outstanding - basic	27,554	27,363	27,504	27,336
Additional shares for stock-based compensation plans (See Note 5)	—	—	125	63
Average common shares outstanding - diluted	27,554	27,363	27,629	27,399
Earnings (loss) per share of common stock - basic	$(0.29)	$(0.24)	$1.11	$0.88
Earnings (loss) per share of common stock - diluted	$(0.29)	$(0.24)	$1.11	$0.88
Additional information:
Antidilutive shares	159	91	5	19

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

Inter-segment transactions were insignificant for the periods presented. The following table presents summary financial information concerning the reportable segments:

	Three Months Ended September 30,
In thousands	Utility	Gas Storage	Other	Total
2016
Operating revenues	$80,378	$7,293	$56	$87,727
Depreciation and amortization	19,173	1,455	—	20,628
Income (loss) from operations	(7,264)	3,502	(675)	(4,437)
Net income (loss)	(9,511)	1,813	(342)	(8,040)
Capital expenditures	36,238	437	—	36,675
2015
Operating revenues	$87,475	$5,596	$57	$93,128
Depreciation and amortization	18,721	1,621	—	20,342
Income (loss) from operations	(4,088)	2,204	11	(1,873)
Net income (loss)	(7,529)	799	45	(6,685)
Capital expenditures	28,325	526	—	28,851

	Nine Months Ended September 30,
In thousands	Utility	Gas Storage	Other	Total
2016
Operating revenues	$422,617	$19,654	$168	$442,439
Depreciation and amortization	56,894	4,541	—	61,435
Income (loss) from operations	74,745	8,107	(611)	82,241
Net income (loss)	26,848	3,988	(216)	30,620
Capital expenditures	96,710	1,401	—	98,111
Total assets at September 30, 2016	2,684,618	259,483	15,783	2,959,884
2015
Operating revenues	476,672	16,232	169	493,073
Depreciation and amortization	55,798	4,885	—	60,683
Income from operations	59,955	3,998	89	64,042
Net income	23,051	827	120	23,998
Capital expenditures	84,598	2,325	—	86,923
Total assets at September 30, 2015	2,686,367	269,228	15,123	2,970,718

Total assets at December 31, 2015	2,792,736	261,750	14,924	3,069,410

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

The following table presents additional segment information concerning utility margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Utility margin calculation:
Utility operating revenues(1)	$80,378	$87,475	$422,617	$476,672
Less: Utility cost of gas	28,264	35,856	157,546	223,737
Environmental remediation expense	1,191	—	8,113	—
Utility margin	$50,923	$51,619	$256,958	$252,935

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

Long-Term Incentive Plan

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the nine months ended September 30, 2016, 36,259 performance-based shares were granted under the LTIP based on target-level awards with a weighted-average grant date fair value of $50.13 per share. As of September 30, 2016, there was $2.7 million of unrecognized compensation cost from LTIP grants, which is expected to be recognized through 2018. Fair value for the market based portion of the LTIP was estimated as of the date of grant using a Monte-Carlo option pricing model based on the following assumptions:

Stock price on valuation date	$50.15
Performance term (in years)	3.0
Quarterly dividends paid per share	$0.4675
Expected dividend yield	3.7%
Dividend discount factor	0.9010

Restricted Stock Units (RSUs)
During the nine months ended September 30, 2016, 36,591 RSUs were granted under the LTIP with a weighted-average grant date fair value of $54.21 per share. The fair value of a RSU is equal to the closing market price of our common stock on the grant date. As of September 30, 2016, there was $3.3 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2021. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. A RSU obligates us, upon vesting, to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU.

6. DEBT

Short-Term Debt
At September 30, 2016, our short-term debt consisted of commercial paper notes payable with a maximum maturity of 55 days and an average maturity of 28 days and an outstanding balance of $194.9 million. The carrying cost of our commercial paper approximates fair value using Level 2 inputs, due to the short-term nature of the notes. See Note 2 in the 2015 Form 10-K for a description of the fair value hierarchy.

Long-Term Debt
At September 30, 2016, we had long-term debt of $595.2 million, which included $6.5 million of unamortized debt issuance costs. Utility long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2016 through 2042, interest rates ranging from 3.176% to 9.05%, and a weighted-average coupon rate of 5.70%.

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

The following table provides an estimate of the fair value of our long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	September 30,		December 31,
In thousands	2016	2015	2015
Gross long-term debt	$601,700	$621,700	$601,700
Unamortized debt issuance costs	(6,487)	(7,647)	(7,282)
Carrying amount	$595,213	$614,053	$594,418
Estimated fair value(1)	701,183	697,647	667,168

(1)	Estimated fair value does not include unamortized debt issuance costs.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

The following table provides the components of net periodic benefit cost for our pension and other postretirement benefit plans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1,978	$2,308	$119	$145	$5,866	$6,926	$361	$435
Interest cost	4,607	4,597	301	291	13,755	13,787	901	874
Expected return on plan assets	(5,017)	(5,174)	—	—	(15,051)	(15,522)	—	—
Amortization of net actuarial loss	3,555	4,561	192	125	10,559	13,683	575	376
Amortization of prior service costs	57	57	(117)	50	173	173	(351)	148
Settlement expense(1)	193	—	—	—	193	—	—	—
Net periodic benefit cost	5,373	6,349	495	611	15,495	19,047	1,486	1,833
Amount allocated to construction	(1,556)	(2,061)	(163)	(218)	(4,678)	(5,765)	(491)	(607)
Amount deferred to regulatory balancing account(2)	(1,542)	(2,171)	—	—	(4,762)	(6,511)	—	—
Net amount charged to expense	$2,275	$2,117	$332	$393	$6,055	$6,771	$995	$1,226

(1)
During the three months ended September 30, 2016, a participant within the Company's Supplemental Executive Retirement Plan elected to have their benefit paid out in a one-time lump-sum cash payment. Accordingly, this transaction qualified for settlement accounting and a pro rata portion of the associated loss in Accumulated Other Comprehensive Loss was immediately recognized in earnings.

(2)
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

The following table presents amounts recognized in Accumulated Other Comprehensive Loss (AOCL) and the changes in AOCL related to our non-qualified employee benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Beginning balance	$(6,825)	$(9,413)	$(7,162)	$(10,076)
Amounts reclassified to AOCL	(1,795)	—	(1,795)	—
Amounts reclassified from AOCL:
Amortization of actuarial losses	371	549	962	1,645
Loss from plan settlement	193	—	193	—
Total reclassifications before tax	(1,231)	549	(640)	1,645
Tax (benefit) expense	486	(217)	232	(650)
Total reclassifications for the period	(745)	332	(408)	995
Ending balance	$(7,570)	$(9,081)	$(7,570)	$(9,081)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the nine months ended September 30, 2016, we made cash contributions totaling $11.3 million to our qualified defined benefit pension plan. We expect further plan contributions of $3.2 million during the remainder of 2016.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Section 401(k). Employer contributions totaled $3.6 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2016	2015	2016	2015
Income taxes at statutory rates (federal and state)	$(5,339)	$(4,473)	$20,620	$15,848
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(381)	(378)	1,202	1,036
Other, net	246	298	(528)	(940)
Total provision (benefit) for income taxes	$(5,474)	$(4,553)	$21,294	$15,944
Effective tax rate	40.5%	40.5%	41.0%	39.9%

The effective tax rate for the three months ended September 30, 2016 and 2015 remained flat. For the nine months ended September 30, 2016, compared to 2015, the effective tax rate increased primarily as a result of lower estimated depletion deductions from gas reserves activity in 2016. The effective tax rate for the nine months ended September 30, 2015 benefited from the realization of deferred depletion benefits from 2013 and 2014. See Note 9 in the 2015 Form 10-K for more detail on income taxes and effective tax rates.

The 2015 tax year is subject to examination under the Internal Revenue Service (IRS) Compliance Assurance Process (CAP). Our 2016 tax year CAP application has been accepted by the IRS.

9. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of our property, plant, and equipment and accumulated depreciation:

	September 30,		December 31,
In thousands	2016	2015	2015
Utility plant in service	$2,815,340	$2,710,658	$2,745,485
Utility construction work in progress	58,470	58,280	39,288
Less: Accumulated depreciation	899,851	867,281	867,377
Utility plant, net	1,973,959	1,901,657	1,917,396
Non-utility plant in service	298,586	296,169	296,839
Non-utility construction work in progress	4,800	7,891	7,768
Less: Accumulated depreciation	43,483	37,856	39,340
Non-utility plant, net	259,903	266,204	265,267
Total property, plant, and equipment	$2,233,862	$2,167,861	$2,182,663

Capital expenditures in accrued liabilities	$8,918	$9,700	$8,985

10. GAS RESERVES

We have invested $188 million through our gas reserves program in the Jonah Field located in Wyoming as of September 30, 2016. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the consolidated balance sheets. Our investment in gas reserves provides long-term price protection for utility customers through the original agreement with Encana Oil & Gas (USA) Inc. under which we invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

The cost of gas, including a carrying cost for the rate base investment made under the original agreement, is included in our annual Oregon PGA filing, which allows us to recover these costs through customer rates. Our investment under the original agreement, less accumulated amortization and deferred taxes, earns a rate of return.

The volumes produced from the wells under the amended agreement with Jonah are included in our Oregon PGA at a fixed rate of $0.4725 per therm.

The following table outlines our net gas reserves investment:

	September 30,		December 31,
In thousands	2016	2015	2015
Gas reserves, current	$16,257	$17,822	$17,094
Gas reserves, non-current	171,280	169,300	170,453
Less: Accumulated amortization	67,304	51,516	55,901
Total gas reserves(1)	120,233	135,606	131,646
Less: Deferred taxes on gas reserves	25,799	23,042	27,203
Net investment in gas reserves	$94,434	$112,564	$104,443

(1)	Our investment in additional wells included in total gas reserves was $7.0 million, $9.7 million and $8.0 million at September 30, 2016 and 2015 and December 31, 2015, respectively.

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

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with our investment in TWP reported under equity method accounting. We have determined we are not the primary beneficiary of TWH’s activities as we only have a 50% share of the entity and there are no stipulations that allow us a disproportionate amount of influence over it. Our investments in TWH and TWP are included in other investments on our consolidated balance sheets. If we do not develop this investment, our maximum loss exposure related to TWH is limited to our equity investment balance, less our share of any cash or other assets available to us as a 50% owner. Our investment balance in TWH was $13.4 million at September 30, 2016 and 2015 and December 31, 2015. See Note 12 in the 2015 Form 10-K.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on our derivative instruments:

	September 30,		December 31,
In thousands	2016	2015	2015
Natural gas (in therms):
Financial	537,100	416,075	346,875
Physical	621,230	521,350	404,645
Foreign exchange (in thousands)	$8,404	$8,023	$9,025

Purchased Gas Adjustment (PGA)
Derivatives entered into by the utility for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, our commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in our weighted-average cost of gas in the PGA filing. Hedge contracts entered into after the start of the PGA period are subject to our PGA incentive sharing mechanism in Oregon. As of November 1, 2016 and 2015, we reached our target hedge percentage of approximately 75% for both the 2016-17 and 2015-2016 gas years. Hedge contracts entered into prior to our filing, in September 2015, were included in the PGA for the 2015-2016 gas year. Hedge contracts entered into after our PGA filing, and related to subsequent gas years, may be included in future PGA filings for and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses on our derivative instruments:

	Three Months Ended September 30,
	2016		2015
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(8,045)	$(52)	$(8,415)	$(150)
Operating (loss) revenues	(110)	—	33	—
Less:
Amounts deferred to regulatory accounts on balance sheet	8,118	52	8,391	150
Total (loss) gain in pre-tax earnings	$(37)	$—	$9	$—

	Nine Months Ended September 30,
	2016		2015
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$5,562	$5	$(21,876)	$(413)
Operating (loss) revenues	(266)	—	55	—
Less:
Amounts deferred to regulatory accounts on balance sheet	(5,385)	(5)	21,838	413
Total (loss) gain in pre-tax earnings	$(89)	$—	$17	$—

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

REALIZED GAIN/LOSS. We realized net losses of $1.0 million and $24.1 million for the three and nine months ended September 30, 2016, respectively, and net losses of $2.3 million and $24.3 million for the three and nine months ended September 30, 2015, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses are recorded in cost of gas, deferred through our regulatory accounts, and amortized through customer rates in the following year.

Credit Risk Management of Financial Derivative Instruments
No collateral was posted with or by our counterparties as of September 30, 2016 or 2015. We attempt to minimize the potential exposure to collateral calls by counterparties to manage our liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given our counterparty credit limits and portfolio diversification, we were not subject to collateral calls in 2016 or 2015. Our collateral call exposure is set forth under credit support agreements, which generally contain credit limits. We could also be subject to collateral call exposure where we have agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized losses of $2.7 million at September 30, 2016, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$(1,036)	$(1,242)
Without Adequate Assurance Calls	—	—	—	(1,036)	181

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

If netted by counterparty, our derivative position would result in an asset of $4.1 million and a liability of $5.1 million as of September 30, 2016. As of September 30, 2015, our derivative position would have resulted in an asset of $3.1 million and a liability of $25.3 million. As of December 31, 2015, our derivative position would have resulted in an asset of $2.7 million and a liability of $25.5 million.

We are exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for our natural gas purchases made on behalf of customers. See Note 13 in our 2015 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, we include non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, our assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at September 30, 2016. As of September 30, 2016, the net fair value was a liability of $1.0 million, using significant other observable, or level 2, inputs. As of September 30, 2015 and December 31, 2015 the net fair values were assets of $22.2 million and $22.8 million, respectively, using significant other observable, or level 2, inputs. No level 3 inputs were used in our derivative valuations, and there were no transfers between level 1 or level 2 during the three months ended September 30, 2016 and 2015. See Note 2 in the 2015 Form 10-K.

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
Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. In those cases, we have disclosed the nature of the possible loss and the fact that the high end of the range cannot be reasonably estimated where a range of potential loss is available. Unless there is an estimate within the range of possible losses that is more likely than other cost estimates within that range, we record the liability at the low end of this range. It is likely changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to our continued evaluation and clarification concerning our responsibility, the complexity of environmental laws and regulations, and the determination by regulators of remediation alternatives. In addition to remediation costs, we could also be subject to Natural Resource Damages (NRD) claims. We will assess the likelihood and probability of each claim and recognize a liability if deemed appropriate. As of September 30, 2016, we have not received any material NRD claims.
Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities on the consolidated balance sheets:

	Current Liabilities			Non-Current Liabilities
	September 30,		December 31,	September 30,		December 31,
In thousands	2016	2015	2015	2016	2015	2015
Portland Harbor site:
Gasco/Siltronic Sediments	$1,726	$1,236	$2,229	$42,880	$38,533	$42,641
Other Portland Harbor	1,461	1,243	1,972	4,362	4,563	5,073
Gasco Upland site	8,191	4,510	10,599	49,928	36,795	52,117
Siltronic Upland site	—	538	951	—	489	337
Central Service Center site	112	177	25	—	—	—
Front Street site	841	420	1,155	7,818	215	7,748
Oregon Steel Mills	—	—	—	179	179	179
Total	$12,331	$8,124	$16,931	$105,167	$80,774	$108,095

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

In June 2016, the EPA issued their Final Feasibility Study (Final FS) and proposed remediation plan (Proposed Plan) for the Portland Harbor Superfund site. The Proposed Plan presents the EPA’s preferred clean-up alternative, which estimates the present value cost at approximately $746 million with an accuracy between -30% and +50% of actual costs, a significant reduction from prior estimates for this level of cleanup. Along with several members of the LWG, we have filed a dispute with the EPA over concerns that the EPA's Final FS contains factual and technical errors and is insufficient to support remedy selection. We have also submitted comments to the Proposed Plan identifying technical errors and suggesting corrections to the Plan. The EPA is reviewing all public comments and has stated it intends to release a Record of Decision, the final determination of a cleanup approach for the Portland Harbor site, by the end of January 2017.

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

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. We submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA as well as costs for the additional studies and design work needed before the clean-up can occur, and for regulatory oversight throughout the clean-up range from $44.6 million to $350 million. We have recorded a liability of $44.6 million for the sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at this site represent the largest portion of our liability related to the Portland Harbor site, discussed above.

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

GASCO UPLANDS SITE. A predecessor of NW Natural, Portland Gas and Coke Company, owned a former gas manufacturing plant that was closed in 1958 (Gasco site) and is adjacent to the Portland Harbor site described above. The Gasco site has been under investigation by us for environmental contamination under the ODEQ Voluntary Clean-Up Program (VCP). It is not included in the range of remedial costs for the Portland Harbor site noted above. We manage the Gasco site in two parts, the uplands portion and the groundwater source control action.

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

In October 2016, ODEQ and NW Natural agreed to amend their VCP agreement to incorporate a portion of the Siltronic property adjacent to the Gasco site formerly owned by Portland Gas & Coke between 1939 and 1960 into the Gasco RA and FS. Previously, we were conducting an investigation of manufactured gas plant constituents on the entire Siltronic uplands for ODEQ. Siltronic will be working with ODEQ directly on environmental impacts to the remainder of its property.

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

OTHER SITES. In addition to those sites above, we have environmental exposures at three other sites: Central Service Center, Front Street and Oregon Steel Mills. Due to the uncertainty of the design of remediation, regulation, timing of the remediation and in the case of the Oregon Steel Mills site, pending litigation, liabilities for each of these sites have been recognized at their respective low end of the range of potential liability; the high end of the range could not be reasonably estimated at this time.

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

•
Amortization - This class of costs represents amounts included in current customer rates for collection and is generally calculated as one-fifth of the post-review deferred balance. We earn a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. We included $10.0 million and $8.4 million of deferred remediation expense approved by the OPUC for collection during the 2016-2017 and 2015-2016 PGA years, respectively.

In addition to the collection amount noted above, the Order also provides for the annual collection of $5 million from Oregon customers through a tariff rider. As we collect amounts from customers, we recognize these collections as revenue and separately amortize our deferred regulatory asset balance through operating expense.

We received total environmental insurance proceeds of approximately $150 million as a result of settlements from our litigation that was dismissed in July 2014. Under the OPUC Order, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012, and the remaining two-thirds will be applied to costs over the next 20 years. Annually, the Order provided for the application of $5 million of insurance proceeds plus interest against deferred remediation expense deemed prudent in the same annual period; annual amounts not utilized are carried forward to apply against future prudently incurred costs. We accrue interest on the insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of September 30, 2016, we have applied $63.2 million of insurance proceeds to prudently incurred remediation costs.

The following table presents information regarding the total regulatory asset deferred:

	September 30,		December 31,
In thousands	2016	2015	2015
Deferred costs and interest(1)	$54,704	$82,323	$79,505
Accrued site liabilities(2)	117,202	88,898	125,026
Insurance proceeds and interest	(97,893)	(121,414)	(118,677)
Total regulatory asset deferral(1)	74,013	49,807	85,854
Current regulatory assets(3)	9,734	12,364	9,270
Long-term regulatory assets(3)	64,279	37,443	76,584

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

(2)	Excludes $0.3 million, or 3.32% of the Front Street site liability as the OPUC allows recovery of 96.68% of costs for all sites, including those that historically served only Oregon customers.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural or the Company) financial condition, including the principal factors that affect results of operations. The discussion refers to our consolidated results for the three and nine months ended September 30, 2016 and 2015. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report.  A significant portion of our business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with our 2015 Annual Report on Form 10-K (2015 Form 10-K).

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

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2016 Outlook" in our 2015 Form 10-K for more information. Highlights for the quarter include:

•
received Notice to Proceed for the development of our North Mist gas storage expansion project allowing the Company to move the project forward to begin construction this fall. Project costs are estimated to be $128 million with a target in-service date during the winter of 2018-19;

•	ranked first in residential customer satisfaction for large gas utilities in the West in the 2016 J.D. Power and Associates study, making 2016 the 15th consecutive year of top three scores;

•	reduced residential rates to the lowest level in 15 years with a credit of $19.4 million to customers in June 2016 and an additional rate reduction effective November 1, 2016;

•	added over 11,500 customers during the past twelve months for a growth rate of 1.6% at September 30, 2016; and

•	delivered increasing dividends for the 61st consecutive year. Our current annual dividend rate is $1.88 per share.

Key financial highlights include:

	Three Months Ended September 30,
	2016		2015
In thousands, except per share data	Amount	Per Share	Amount	Per Share	$ Change
Consolidated net loss	$(8,040)	$(0.29)	$(6,685)	$(0.24)	$(1,355)
Utility margin	50,923		51,619		(696)
Gas storage operating revenues	7,293		5,596		1,697

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Consolidated net loss increased $1.4 million primarily due to the following factors:

•
an increase of $2.8 million in operating and maintenance expenses primarily due to an increase in non-payroll costs as a result of cost savings initiatives that were implemented in the second half of 2015 that did not re-occur in 2016; and

•
a decrease in utility margin of $0.7 million primarily due to lower contributions from our gas reserve investments, which decreased due to regular amortization, and lower gas cost incentive sharing; partially offset by customer growth, and

•
an increase in gas storage revenues of $1.7 million largely due to higher revenues from our asset management agreements at both storage facilities, but predominantly at our Mist facility, and higher contract prices at our Gill Ranch facility for the 2016-2017 gas year.

	Nine Months Ended September 30,
	2016		2015
In thousands, except per share data	Amount	Per Share	Amount	Per Share	$ Change
Consolidated net income	$30,620	$1.11	$23,998	$0.88	$6,622
Adjustments:
Regulatory environmental disallowance, net of taxes ($1,304 and $5,925)(1)	1,996	0.07	9,075	0.33	(7,079)
Adjusted consolidated net income(1)	$32,616	$1.18	$33,073	$1.21	$(457)
Utility margin	$256,958		$252,935		$4,023
Gas storage operating revenues	19,654		16,232		3,422
(1) Regulatory environmental disallowance of $3.3 million in 2016 includes $2.8 million recorded in utility other income (expense), net and $0.5 million recorded in utility operations and maintenance expense. Regulatory environmental disallowance of $15.0 million in 2015 is recorded in utility operations and maintenance expense. Adjusted consolidated net income and EPS are non-GAAP financial measures based on the after-tax disallowance using the combined federal and state statutory tax rate of 39.5%. EPS is calculated using 27.6 million and 27.4 million diluted shares for the nine months ended September 30, 2016 and 2015, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Consolidated net income increased $6.6 million during the nine months ended September 30, 2016 primarily due to the environmental disallowance described in the table above. Excluding the impact of the regulatory environmental orders in 2015 and 2016, adjusted consolidated net income decreased $0.5 million primarily due to the following factors:

•
a $5.5 million decrease in other income (expense), net primarily related to the recognition of $5.3 million of equity earnings on deferred regulatory asset balances as a result of the OPUC SRRM Order in the first quarter of 2015; and

•
a $3.7 million increase in operating and maintenance expenses primarily due to increases in professional services costs and contract work as well as other non-payroll costs as a result of cost savings initiatives that were implemented in the second half of 2015 that did not re-occur in 2016; partially offset by

•	a $4.0 million increase in utility margin primarily due to customer growth and gains from gas cost incentive sharing;

•
an increase of $3.4 million in gas storage revenues largely due to higher revenues from our asset management agreements at both storage facilities, but predominantly at our Mist facility, and higher contract values at our Gill Ranch facility for the 2016-2017 gas year; and

•	a decrease in interest expense of $1.8 million due to the early retirement of $20 million of Gill Ranch's debt in December 2015 and the redemption of $40 million of utility bonds in June 2015.

Dividends
Dividend highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
Per common share	2016	2015	2016	2015	QTR Change	YTD Change
Dividends paid	$0.4675	$0.4650	$1.4025	$1.3950	$0.0025	$0.0075

The Board of Directors declared a quarterly dividend on our common stock of $0.4700 per share, payable on November 15, 2016, to shareholders of record on October 31, 2016, reflecting an indicated annual dividend rate of $1.88 per share.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
UTILITY. Our utility business is subject to regulation by the OPUC, WUTC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and WUTC also regulate the system of accounts and issuance of securities by our utility. Approximately 89% of our utility gas customers are located in Oregon, with the remaining 11% in Washington. Earnings and cash flows from utility operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and our ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of our utility-related costs, including operating expenses and investment costs in utility plant and other regulatory assets. See "Regulatory Proceeding Updates" below.

GAS STORAGE. Our gas storage business is subject to regulation by the OPUC, WUTC, CPUC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and CPUC also regulate the issuance of securities and system of accounts, and regulate intrastate storage services. The FERC regulates interstate storage services. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in the last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever we modify our FERC maximum rates. The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. In 2015, approximately 72% of our storage revenues were derived from FERC, Oregon, and Washington regulated operations and approximately 28% from California operations. For the nine months ended September 30, 2016, approximately 70% of our storage revenues were derived from FERC, Oregon, and Washington regulated operations and approximately 30% from California operations.

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

The Company continuously monitors the utility and evaluates the need for a rate case. Currently the Company is contemplating potentially filing an Oregon rate case in 2017 or 2018 with a potential Washington rate case thereafter.

Regulatory Proceeding Updates
During the nine months ended September 30, 2016, we were involved in the regulatory activities discussed below.

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
SYSTEM INTEGRITY PROGRAM (SIP). We filed a request to extend the SIP program in the fourth quarter of 2014. The OPUC considered our renewal request at a public meeting in March 2015 and suspended our filing and ordered additional process, including involvement of other gas utilities in the state, before making a final decision. In 2016, we withdrew our request to extend the SIP program and instead focused our efforts on establishing guidelines for future safety cost trackers with the OPUC and an all-party agreement was filed with the commission on October 10, 2016.

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

INTERSTATE STORAGE AND OPTIMIZATION SHARING. We received an Order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-utility Mist storage services and third-party asset management services to utility customers. The Order requires a third-party cost study to be performed and the results of the cost study may initiate a new docket or the re-opening of the original docket. We are continuing to engage with the parties, as directed by the OPUC, to hire a third-party and facilitate completion of the work directed by the OPUC.

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

INTEGRATED RESOURCE PLAN (IRP). We filed our 2016 Oregon and Washington IRPs on August 26, 2016 and anticipate acknowledgment of the filings during the first quarter of 2017. The IRP included analysis of different growth scenarios and corresponding resource acquisition strategies. This analysis is needed to develop supply and demand resource requirements, consider uncertainties in the planning process, and to establish a plan for providing reliable and low cost natural gas service.

GAS INCIDENT INVESTIGATION. On October 19, 2016, there was a natural gas explosion in Portland, Oregon after a third-party contractor damaged a NW Natural service line. The contractor was not working for NW Natural. NW Natural and local authorities responded to the event and evacuated the necessary buildings prior to the ignition. There were no fatalities or life-threatening injuries. An investigation is open and being led by the OPUC. NW Natural is assisting the Commission and other authorities with the investigation.

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

We filed our PGA in September 2016 and received OPUC and WUTC approval in October 2016. PGA rate changes are effective November 1, 2016. The rate changes will decrease the average monthly bills of residential customers by approximately 2.6% and 1.5% in Oregon and Washington, respectively. The decrease in Oregon reflected customers' portion of adjustments for changes in wholesale natural gas costs, offset by adjustments related to the decoupling mechanism, environmental costs, and additional annual adjustments based on ongoing orders with the OPUC. Washington rates reflected the full effect of changes in wholesale natural gas costs.

Each year, we typically hedge gas prices on approximately 75% of our utility's annual sales requirement based on normal weather, including both physical and financial hedges. We entered the 2016-17 gas year (November 1, 2016 - October 31, 2017) and 2015-16 gas year (November 1, 2015 - October 31, 2016) hedged at 75% of our forecasted sales volumes, including 48% and 44% in financial swap and option contracts as well as 27% and 31% in physical gas supplies, respectively.

In addition to the amount hedged for the current gas contract year, as of September 30, 2016, we are hedged in future years at approximately 69% for the 2016-17 gas year and between 4% and 23% for annual requirements over the following five gas years. Our hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, our storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, and/or storage recall by the utility.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby we are required to select each year either an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2015-16 and 2016-2017 gas years, we selected the 80% and 90% deferral option, respectively. Under the Washington PGA mechanism, we defer 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

EARNINGS TEST REVIEW. We are subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if we select the 80% deferral gas cost option, then we retain all of our earnings up to 150 basis points above the currently authorized ROE. If we select the 90% deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. We selected the 80% deferral option for the 2015-16 PGA year, and we selected the 90% deferral option for the 2016-17 PGA year. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For the 2015 calendar year, the ROE threshold was 10.60%. We filed our 2015 earnings test in April of 2016 and it was approved by the Commission in July 2016. As a result, we were not subject to a customer refund adjustment for 2015.

GAS RESERVES. The cost of gas, including a carrying cost for the rate base investment made under the original agreement, is included in our annual Oregon PGA filing, which allows us to recover these costs through customer rates. Our net investment under the original agreement earns a rate of return.

Under our amended agreement with Jonah Energy, we have the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at our amended proportionate working interest for each well in which we invest. We elected to participate in some of the additional wells drilled in 2014, and may have the opportunity to participate in more wells in the future. Volumes produced from the additional wells drilled in 2014 are included in our Oregon PGA at a fixed rate of $0.4725. See Note 10.

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

WEATHER NORMALIZATION TARIFF. In Oregon, we have an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. This weather normalization mechanism was reauthorized in the 2012 Oregon general rate case without an expiration date. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of September 30, 2016, 9% of total customers had opted out. We do not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Local Gas Distribution Utility Operations" below.

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

•
Amortization - This class of costs represents amounts included in current customer rates for collection and is generally calculated as one-fifth of the post-review deferred balance. We earn a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. We included $10.0 million and $8.4 million of deferred remediation expense approved by the OPUC for collection during the 2016-2017 and 2015-2016 PGA years, respectively.

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

If the adjusted utility ROE is greater than the authorized utility ROE, then we could be required to expense amounts in excess of the authorized ROE. For 2015, we have performed this test, which was submitted to the OPUC in April 2016, and have concluded there was no earnings test adjustment for 2015.

The WUTC has also previously authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This Order was effective in January 2011 with cost recovery and a carrying charge to be determined in a future proceeding.

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. Effective January 1, 2011, the OPUC approved our request to defer annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of higher and lower pension expenses in future years. Our recovery of these deferred balances includes accrued interest on the account balance at the utility’s authorized rate of return, which is currently 7.78%. Future years’ deferrals will depend on changes in plan assets and projected benefit liabilities based on a number of key assumptions, and our pension contributions. Pension expense deferrals, including interest, were $4.8 million and $6.5 million as of September 30, 2016 and 2015, respectively.

GAS STORAGE SHARING AND COST OF GAS CUSTOMER CREDITS. In June of 2016 and 2015, we received regulatory approval to provide an interstate storage credit of $9.4 million and $9.6 million, respectively, to our Oregon utility customers, which was reflected in their June bills. These credits are part of our regulatory incentive sharing mechanism related to non-utility Mist storage and asset management service. The Washington portion of these credits will be included in the Washington PGA.

In June 2016, we credited $19.4 million to customers for their portion of the gas cost sharing incentive for the 2015-2016 gas year, resulting from lower than projected gas costs driven by warmer weather, lower volume usage, and lower market prices.

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

Utility segment highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars and therms in thousands, except EPS data	2016	2015	2016	2015	QTR Change	YTD Change
Utility net income (loss)	$(9,511)	$(7,529)	$26,848	$23,051	$(1,982)	$3,797
EPS - utility segment	$(0.35)	$(0.28)	$0.97	$0.84	$(0.07)	$0.13
Gas sold and delivered (in therms)	162,205	154,664	727,687	692,527	7,541	35,160
Utility margin(1)	$50,923	$51,619	$256,958	$252,935	$(696)	$4,023
(1) See Utility Margin Table below for a reconciliation and additional detail.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. The primary factors contributing to the $2.0 million or $0.07 per share increase in utility net loss were as follows:

•	a $0.7 million decrease in utility margin primarily due to:

▪	lower contributions from our gas reserve investments, which decreased due to regular amortization, and a decrease in gas cost incentive sharing; partially offset by

▪	a $0.5 million increase from residential customer growth.

•
a $1.6 million increase in operations and maintenance expense primarily due to an increase in non-payroll costs as a result of cost savings initiatives implemented in the second half of 2015 that did not re-occur in 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. The primary factors contributing to the $3.8 million or $0.13 per share increase in utility net income were as follows:

•	a $4.0 million increase in utility margin primarily due to:

▪	a $3.8 million increase from customer growth and added loads under higher commercial rate schedules;

▪	a $2.2 million increase from gains in gas cost incentive sharing resulting from lower gas prices than those estimated in the PGA; partially offset by

▪	a $1.1 million decrease due to lower contributions from our gas reserve investments, which decreased due to regular amortization; and

▪
a decrease of approximately $1.0 million due to lower customer usage from significantly warmer weather during the second quarter of 2016 than in the prior year, which impacts utility margins from our Washington customers where we do not have a weather normalization mechanism in place and from our Oregon customers who opted out of weather normalization.

•
a $12.2 million decrease in operations and maintenance expense primarily due to the $15.0 million regulatory disallowance charge taken in the prior year, partially offset by an increase in non-payroll costs as a result of cost savings initiatives implemented in the second half of 2015 that did not re-occur in 2016; partially offset by

•	a $1.1 million increase in depreciation expense primarily due to additional capital expenditures; and

•
an $8.3 million decrease in other income (expense), net primarily due to a $2.8 million interest write-off as a result of the 2016 Order from the OPUC in the first quarter of 2016 and the recognition of $5.3 million of equity earnings on deferred regulatory asset balances in February 2015.

Total utility volumes sold and delivered in the three months ended September 30, 2016 increased 5% over the same period in 2015 primarily due to greater customer usage and customer growth. Although weather for the nine months ended September 30, 2016 was comparable to the prior year, deliveries increased 5% due to comparatively colder weather in the first quarter of 2016 during our peak heating season. Temperatures for the first nine months of 2016 and 2015 were 22% warmer than average.

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,			Nine Months Ended September 30,		Favorable/(Unfavorable)
In thousands, except degree day and customer data	2016		2015	2016	2015	QTR Change	YTD Change
Utility volumes (therms):
Residential and commercial sales	55,610		53,662	381,109	357,545	1,948	23,564
Industrial sales and transportation	106,595		101,002	346,578	334,982	5,593	11,596
Total utility volumes sold and delivered	162,205		154,664	727,687	692,527	7,541	35,160
Utility operating revenues:
Residential and commercial sales	$68,508		$73,236	$388,689	$432,067	$(4,728)	$(43,378)
Industrial sales and transportation	13,412		15,959	42,048	53,623	(2,547)	(11,575)
Other revenues	619		651	3,132	3,188	(32)	(56)
Less: Revenue taxes	2,161		2,371	11,252	12,206	(210)	(954)
Total utility operating revenues	80,378	—	87,475	422,617	476,672	(7,097)	(54,055)
Less: Cost of gas	28,264		35,856	157,546	223,737	7,592	66,191
Less: Environmental remediation expense	1,191		—	8,113	—	(1,191)	(8,113)
Utility margin	$50,923		$51,619	$256,958	$252,935	$(696)	$4,023
Utility margin:(1)
Residential and commercial sales	$43,050		$43,312	$227,422	$225,624	$(262)	$1,798
Industrial sales and transportation	7,173		7,233	22,458	22,065	(60)	393
Miscellaneous revenues	616		647	3,119	3,186	(31)	(67)
Gain from gas cost incentive sharing	85		431	4,151	1,992	(346)	2,159
Other margin adjustments	(1)		(4)	(192)	68	3	(260)
Utility margin	$50,923		$51,619	$256,958	$252,935	$(696)	$4,023
Degree days
Average(2)	95		95	2,657	2,641	—	16
Actual	78		75	2,066	2,068	4%	—%
Percent colder (warmer) than average weather(2)	(18)%		(21)%	(22)%	(22)%

	As of September 30,
Customers - end of period:	2016		2015	Change	% Change
Residential customers	650,950		640,313	10,637	1.7%
Commercial customers	66,174		65,305	869	1.3%
Industrial customers	1,015		948	67	7.1%
Total number of customers	718,139		706,566	11,573	1.6%

(1)	Amounts reported as margin for each category of customers are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense.

(2)	Average weather represents the 25-year average degree days, as determined in our 2012 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2016		2015	2016	2015	QTR Change	YTD Change
Volumes (therms):
Residential sales	29,820		28,303	232,121	215,018	1,517	17,103
Commercial sales	25,790		25,359	148,988	142,527	431	6,461
Total volumes	55,610		53,662	381,109	357,545	1,948	23,564
Operating revenues:
Residential sales	$43,102		$44,721	$257,401	$281,033	$(1,619)	$(23,632)
Commercial sales	25,406		28,515	131,288	151,034	(3,109)	(19,746)
Total operating revenues	$68,508		$73,236	$388,689	$432,067	$(4,728)	$(43,378)
Utility margin:
Residential:
Sales	$27,943		$27,647	$145,033	$138,187	$296	$6,846
Weather normalization	—		—	13,966	12,492	—	1,474
Decoupling	1,325		1,149	(834)	5,318	176	(6,152)
Total residential utility margin	29,268	—	28,796	158,165	155,997	472	2,168
Commercial:
Sales	12,472		12,736	58,370	56,997	(264)	1,373
Weather normalization	—		(2)	5,483	5,213	2	270
Decoupling	1,310		1,782	5,404	7,417	(472)	(2,013)
Total commercial utility margin	13,782		14,516	69,257	69,627	(734)	(370)
Total utility margin	$43,050		$43,312	$227,422	$225,624	$(262)	$1,798

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. The primary factors contributing to changes in the residential and commercial markets were as follows:

•	sales volumes increased 1.9 million therms, or 4%, primarily due to customer usage and growth;

•	operating revenues decreased $4.7 million due to a 20% decrease in average cost of gas over last year offset by a 4% increase in sales volumes; and

•	utility margin decreased $0.3 million primarily due to lower contributions from our gas reserve investments, which decreases due to regular amortization, offset by residential growth.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. The primary factors contributing to changes in the residential and commercial markets were as follows:

•	sales volumes increased 23.6 million therms, or 7%, primarily due to colder weather in the first quarter of 2016 compared to record warm weather in 2015 and customer growth;

•	operating revenues decreased $43.4 million due to a 32% decrease in average cost of gas over last year partially offset by a 7% increase in sales volumes; and

•
utility margin increased $1.8 million due to both residential and commercial customer growth offset by lower contributions from our gas reserve investments, which decreases due to regular amortization.

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

Industrial sales and transportation highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Volumes (therms):
Industrial - firm sales	7,817	7,352	24,363	23,308	465	1,055
Industrial - firm transportation	32,737	29,149	112,456	104,773	3,588	7,683
Industrial - interruptible sales	9,902	5,423	36,274	42,668	4,479	(6,394)
Industrial - interruptible transportation	56,139	59,078	173,485	164,233	(2,939)	9,252
Total volumes	106,595	101,002	346,578	334,982	5,593	11,596
Utility margin:
Industrial - firm and interruptible sales	$2,703	$3,259	$8,479	$9,641	(556)	(1,162)
Industrial - firm and interruptible transportation	4,470	3,974	13,979	12,424	496	1,555
Industrial - sales and transportation	$7,173	$7,233	$22,458	$22,065	$(60)	$393

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Industrial sales and transportation volumes increased by 5.6 million therms, or 6%, while utility margin decreased $0.1 million due to higher customer usage on lower margin rate schedules.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Industrial sales and transportation volumes increased by 11.6 million therms, or 3%, and utility margin increased $0.4 million due to annual customer service election changes and an increase in usage from a few large customers.

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

Cost of gas highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars and therms in thousands	2016	2015	2016	2015	QTR Change	YTD Change
Cost of gas	$28,264	$35,856	$157,546	$223,737	$(7,592)	$(66,191)
Volumes sold (therms)(1)	73,329	73,028	441,746	423,521	301	18,225
Average cost of gas (cents per therm)	$0.39	$0.49	$0.36	$0.53	$(0.10)	$(0.17)
Gain from gas cost incentive sharing(2)	85	431	4,151	1,992	(346)	2,159

(1)	This calculation excludes volumes delivered to transportation only customers.

(2)	For a discussion of our gas cost incentive sharing mechanism, see “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Cost of gas decreased $7.6 million, or 21%, primarily due to a 20% decrease in average cost of gas reflecting lower market prices for natural gas.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Cost of gas decreased $66.2 million, or 30%, primarily due to a 32% decrease in average cost of gas reflecting the $19.4 million credit to customers and lower market prices for natural gas, partially offset by a 4% increase in volumes mainly from comparatively colder weather in the first quarter of 2016.

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

Gas storage segment highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except EPS data	2016	2015	2016	2015	QTR Change	YTD Change
Gas storage net income	$1,813	$799	$3,988	$827	$1,014	$3,161
EPS - gas storage segment	0.06	0.04	0.14	0.04	0.02	0.10
Operating revenues	7,293	5,596	19,654	16,232	1,697	3,422
Operating expenses	3,791	3,392	11,547	12,234	399	(687)

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Our gas storage segment net income increased $1.0 million primarily due to a $1.7 million increase in revenue from asset management agreements at both facilities but predominately at our Mist storage facility, and higher firm contract prices at our Gill Ranch facility for the 2016-17 gas year. This was partially offset by higher operating expenses of $0.4 million primarily due to higher maintenance costs.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Our gas storage segment net income increased $3.2 million primarily due to a $3.4 million increase in revenue from asset management agreements at both facilities but predominately at our Mist storage facility, and higher firm contract prices at our Gill Ranch facility for the 2016-17 gas year. Further, operating expenses decreased $0.7 million from lower power costs at our Gill Ranch facility and lower general and administrative expenses. In addition, interest expense decreased $1.1 million from the early retirement of $20 million of Gill Ranch debt in December of 2015.

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

Though prices for the 2015-16 and 2016-17 gas years have shown slight improvement at our Gill Ranch facility, they remain low relative to the pricing in our original long-term contracts, which ended primarily in the 2013-14 gas storage year. In the future, we may see continued price improvement or an increase in the demand for natural gas driven by a number of factors, including changes in electric generation triggered by California's renewable portfolio standards, an increase in use of alternative fuels to meet carbon emission reduction targets, recovery of the California economy, growth of domestic industrial manufacturing, potential exports of liquefied natural gas from the west coast, and other favorable storage market conditions in and around California. These factors, if they occur, may contribute to higher summer/winter natural gas price spreads, gas price volatility, and gas storage values. We continue to explore opportunities to increase revenues by identifying higher value customers to provide with enhanced services and also seek to capitalize on opportunities that fit our business-risk profile.

In October 2015 a significant natural gas leak occurred at an unaffiliated southern California gas storage facility that persisted in early 2016. At this time, we do not know the long-term effects of this incident on gas storage prices. In

September 2016, legislation was passed and signed into law by the Governor of California in response to the incident, which directed the California Department of Oil, Gas and Geothermal Resources to develop regulations for gas storage wells. While the regulations are still under development, and their ultimate impact is unknown, it is likely the pending regulations will result in higher costs for all storage providers. The potential costs of compliance could include one-time capital expenditures and/or ongoing operations and maintenance costs. As a result of the legislation and pending regulations, the nature of, and demand for, future storage contracts, as well as market values in California could be impacted and remain uncertain at this time.

If such new regulation and legislation require significant capital and on-going spending to upgrade or maintain the facility, we are unsuccessful in identifying new higher value customers, future storage values do not improve, an increased demand and other favorable market correlations for natural gas storage does not materialize, and/or volatility does not return to the gas storage market, this could have a negative impact on our future cash flows and could result in impairment of our Gill Ranch gas storage facility, which had a net book value of $197.9 million at September 30, 2016. The Company continues to assess these conditions along with other strategic alternatives and their impact on the value of the asset on an ongoing basis. Refer to Note 2 in our 2015 Form 10-K for more information regarding our accounting policy for impairment of long-lived assets.

Other
Other primarily consists of NNG Financial's equity investment in KB Pipeline, an equity investment in TWH, which has invested in the Trail West pipeline project, and other miscellaneous non-utility investments and business activities. There were no significant changes in our other activities during the three and nine months ended September 30, 2016. See Note 4 and Note 11 for further details on other activities and our investment in TWH.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Operations and maintenance	$34,870	$32,031	$109,771	$121,458	$2,839	$(11,687)

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Operations and maintenance expense increased $2.8 million, primarily due to a $2.0 million increase in non-payroll costs mostly from higher contract work as utility operational expenses increased mainly from the timing of system integrity work and other maintenance expense. Both of these variances reflect the Company resuming costs to a more sustainable level in 2016 after implementing cost savings initiatives in the second half of 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Operations and maintenance expense decreased $11.7 million, primarily due to the following factors:

•
the $15 million pre-tax charge for the regulatory disallowance associated with the February 2015 OPUC Order on the recovery of past environmental cost deferrals recorded in 2015. We also expensed an additional $1 million related to the 2015 Order; partially offset by

•	a $3.7 million increase in non-payroll costs to a more sustainable level in 2016, as noted above, reflecting increases in professional services and contract work; and

•	a $0.5 million pre-tax charge related to the reserve for the state allocation of environmental sites based on the 2016 Order.

Delinquent customer receivable balances continue to remain at historically low levels. The utility's annualized bad debt expense as a percent of revenues was 0.1% for the nine months ended September 30, 2016 and 2015.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Other income (expense), net	$652	$746	$(1,144)	$6,930	$(94)	$(8,074)

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Other income (expense), net remained relatively consistent quarter-over-quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Other income (expense), net decreased $8.1 million primarily due to the recognition of $5.3 million of the equity component in interest income from our deferred environmental expenses in the prior year, which did not recur in 2016. We recognized the equity earnings of these deferred regulatory asset balances as a result of the OPUC SRRM Order we received in February 2015. In addition, a subsequent Order from the OPUC in the first quarter of 2016 resulted in a write-off of $2.8 million of interest in 2016.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Interest expense, net	$9,729	$10,111	$29,183	$31,030	$(382)	$(1,847)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Interest expense, net of amounts capitalized, decreased $0.4 million for the quarter and $1.8 million for the nine month period primarily due to the redemption of $40 million of utility First Mortgage Bonds (FMBs) in June 2015 and the early retirement of $20 million of Gill Ranch debt in December 2015.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015	QTR Change	YTD Change
Income tax expense (benefit)	$(5,474)	$(4,553)	$21,294	$15,944	$(921)	$5,350

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. Increases or decreases in income tax expense (benefit) are correlated with changes in pre-tax income. Additionally, income tax expense during the nine months ended September 30, 2016, as compared to 2015, was higher as 2015 benefited from the realization of deferred depletion benefits from 2013 and 2014.

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

Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access to capital markets at reasonable costs. Our consolidated capital structure was as follows:

	September 30,		December 31,
	2016	2015	2015
Common stock equity(1)	49.6%	47.5%	47.5%
Long-term debt(1)	33.8	38.4	34.6
Short-term debt, including current maturities of long-term debt	16.6	14.1	17.9
Total	100.0%	100.0%	100.0%

(1)	Ratios reflect debt balances net of any unamortized debt issuance costs.

Liquidity and Capital Resources
At September 30, 2016 we had $6.2 million of cash and cash equivalents compared to $5.2 million at September 30, 2015. We did not have restricted cash at September 30, 2016 compared to $4.5 million in restricted cash at September 30, 2015 held as collateral for the long-term debt outstanding at Gill Ranch, which we retired in December 2015. In order to maintain sufficient liquidity during periods when capital markets are volatile, we may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, we may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, our issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. Our use of retained earnings is not subject to those same restrictions.

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

Based on our current debt ratings (see "Credit Ratings" below), we have been able to issue commercial paper and long-term debt at attractive rates and have not needed to borrow or issue letters of credit from our back-up credit facility. In the event we are not able to issue new debt due to adverse market conditions or other reasons, we expect our near-term liquidity needs can be met using internal cash flows or, for the utility segment, drawing upon our committed credit facility. We also have a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt or equity securities, subject to market conditions, satisfaction of debt instrument requirement, and certain regulatory approvals. As of September 30, 2016, we have Board authorization to issue up to $325 million of additional FMBs. We also have OPUC approval to issue up to $325 million of additional long-term debt for approved purposes.

In the event our senior unsecured long-term debt ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit, or other forms of collateral, which could expose us to additional cash requirements and may trigger increases in short-term borrowings while we were in a net loss position. We were not near the threshold for posting collateral at September 30, 2016. However, if the credit risk-related contingent features underlying these contracts were triggered on September 30, 2016, assuming our long-term debt ratings dropped to non-investment grade levels, we could have been required to post $1.2 million of collateral to our counterparties. See "Credit Ratings" below and Note 12.

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

At September 30, 2016 and 2015, our utility had short-term debt outstanding of $194.9 million and $225.2 million, respectively. The effective interest rate on short-term debt outstanding at September 30, 2016 and 2015 was 0.7% and 0.4%, respectively.

Credit Agreements
We have a $300 million credit agreement, with a feature that allows us to request increases in the total commitment amount, up to a maximum of $450 million. The maturity date of the agreement is December 20, 2019.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2016 as follows:

Lender rating, by category, in millions	Loan Commitment
AA/Aa	$234
A/A1	66
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency; however, we do not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

Our credit agreement permits the issuance of letters of credit in an aggregate amount of up to $100 million. Any principal and unpaid interest amounts owed on borrowings under the credit agreement is due and payable on or before the maturity date. There were no outstanding balances under this credit agreement at September 30, 2016 or 2015. The credit agreement requires us to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at September 30, 2016 and 2015, with consolidated indebtedness to total capitalization ratios of 50.3% and 52.5%, respectively.

The agreement also requires us to maintain credit ratings with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in our senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in our debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates for any loans outstanding and commitment fees under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. See "Credit Ratings" below.

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

Maturity and Redemption of Long-Term Debt
We did not retire any long-term debt in the first nine months of 2016. Over the next twelve months, we expect to redeem the following long-term debt issuances:

•	$25 million of FMBs with a coupon rate of 5.15% will be redeemed at maturity in December 2016; and

•	$40 million of FMBs with a coupon rate of 7.00% will be redeemed at maturity in August 2017.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in our 2015 Form 10-K for a schedule of long-term debt maturing over the next five years.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Nine Months Ended September 30,
In thousands	2016	2015	YTD Change
Cash provided by operating activities	$206,399	$172,745	$33,654

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. The significant factors contributing to the $33.7 million increase in operating cash flows were as follows:

•	a net increase of $25.8 million from changes in working capital related to receivables, inventories and accounts payable reflecting lower gas prices in 2016 compared to 2015;

•	an increase of $18.6 million primarily due to a federal tax refund and an increase in net deferred tax liabilities primarily due to the enactment of bonus depreciation; and

•	an increase of $18.0 from increased cash collections from our decoupling mechanism; and

•	an increase of $8.1 million from collections under the SRRM; partially offset by

•	a decrease of $37.5 million from changes in deferred gas cost balances primarily due to the early refund of gas cost savings credited to customers in June 2016.

The non-cash qualified defined benefit pension expense recognized on the income statement for the nine months ended September 30, 2016 was $4.0 million, compared to $4.2 million for the same period in 2015. Changes in pension expense are mitigated by our balancing account in Oregon; and therefore, net non-cash pension expenses are expected to remain relatively flat in the coming years.

During the nine months ended September 30, 2016, we contributed $11.3 million to our utility's qualified defined benefit pension plan, compared to $11.8 million for the same period in 2015. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 7.

Bonus income tax depreciation for 2014 and 2015 was not enacted until December 19, 2014 and December 18, 2015, respectively. In both cases it was extended retroactively back to January 1 of the respective year. As a result, estimated income tax payments were made throughout 2014 and 2015 without the benefit of bonus depreciation for the year. This delayed the cash flow benefit of bonus depreciation until refunds could be requested and received. We received refunds of federal income tax overpayments of $7.9 million and $2.0 million in the first quarter of 2016 and the second quarter of 2015, respectively.

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

Ballot Measure 97 (Measure 97) was certified by the Oregon Secretary of State’s office in June of 2016 to appear on the November 8, 2016 statewide ballot. If the initiative passes in November, it would become enacted law in the fourth quarter of 2016, and would be effective for the Company’s tax year beginning January 1, 2017.
Under Measure 97, C corporations with Oregon gross receipts greater than $25 million will have a new minimum tax rate applied of 2.5% on gross receipts above $25 million. The income tax rate of 7.6% for taxable income above $1 million remains unchanged.
Oregon C corporations will continue to calculate both the state income tax, and the state corporate minimum gross receipts tax, and then pay the higher of the two each year. For NW Natural, the new Oregon minimum tax is expected to be substantially higher than the income tax going forward.
Specific changes in ratemaking as a result of changes in the state corporate tax structure are difficult to predict. We do expect that the OPUC will treat the gross receipts tax similar to other taxes and allow for recovery. We continue to evaluate the effect this proposed legislation would have on our consolidated financial position and results of operations, if enacted into law.
The Clean Air Rule (CAR) was enacted by the state of Washington's Department of Ecology on September 15, 2016. The Washington rule caps the maximum greenhouse gas emissions allowed from stationary sources such as large manufacturers, as well as petroleum producers and natural gas utilities. Entities that exceed the limit must reduce their emissions, develop projects that would reduce emissions or purchase emission reduction units or renewable credits. We filed legal action jointly with Avista Corporation, Cascade Natural Gas Corp. and Puget Sound Energy in late September to challenge the Washington rule and we are currently pursuing regulatory recovery of such costs and therefore, do not expect this rule to materially affect our consolidated financial position and results of operations.
We have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see “Financial Condition—Contractual Obligations” and Note 14 in the 2015 Form 10-K.

Investing Activities
Investing activity highlights include:

	Nine Months Ended September 30,
In thousands	2016	2015	YTD Change
Total cash used in investing activities	$(95,243)	$(88,242)	$(7,001)
Capital expenditures	(98,111)	(86,923)	(11,188)
Non-recurring cash outflows	2,868	(1,319)	$4,187

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. The $7.0 million increase in cash used in investing activities was primarily due to higher utility capital expenditures, partially offset by non-recurring cash outflows from investments in gas reserves, restricted cash, and other items in the prior year.

Over the five-year period 2016 through 2020, total utility capital expenditures are estimated to be between $850 million and $950 million. This range includes the estimated cost of our North Mist gas storage facility expansion, which is approximately $128 million. As of September 30, 2016, we have invested $14 million in the expansion and expect to spend an additional $8 million to $10 million in the fourth quarter of 2016. The majority of capital expenditures, $80 million to $90 million, are expected in 2017, with the asset being placed into service during the winter of 2018-19. In addition, the five-year capital expenditure range also includes $25 million related to the refurbishments of an existing liquefied natural gas facility in Oregon through 2018, and $25 million to upgrade distribution infrastructure in Clark County, Washington through 2020. The estimated level of utility capital expenditures through 2020 reflects assumptions for continued customer growth, technology investments, distribution system maintenance and improvements, and gas storage facilities maintenance. Most of the required funds are expected to be internally generated over the five-year period, and any remaining funding will be obtained through a combination of long-term debt and equity security issuances, with short-term debt and bridge financing providing liquidity.

In 2016, utility capital expenditures are estimated to be between $155 million and $175 million, which includes $10 million to $15 million for our Mist expansion project, and non-utility capital investments are estimated to be less than $5 million. Gas storage segment capital expenditures in 2016 are expected to be paid from working capital and additional equity contributions from NW Natural as needed.

Financing Activities
Financing activity highlights include:

	Nine Months Ended September 30,
In thousands	2016	2015	YTD Change
Total cash used in financing activities	$(109,137)	$(88,810)	$(20,327)
Change in short-term debt	(75,135)	(9,500)	(65,635)
Change in long-term debt	—	(40,000)	40,000

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015. The $20.3 million increase in cash used in financing activities was primarily due to higher repayments of short term loans and commercial paper of $65.6 million during the nine months ended September 30, 2016. Partially offsetting the increase was repayment of long-term debt, for which we used $40.0 million in cash during the nine months ended September 30, 2015.

Ratios of Earnings to Fixed Charges
For the nine and twelve months ended September 30, 2016 and the twelve months ended December 31, 2015, our ratios of earnings to fixed charges, computed using the method outlined by the SEC, were 2.67, 3.36, and 3.00, respectively. For this purpose, earnings consist of net income before income taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. See Exhibit 12 for the detailed ratio calculation.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in our 2015 Form 10-K. At September 30, 2016, our total estimated liability related to environmental sites is $117.5 million. See Note 13 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk including commodity supply risk, commodity price and storage value risk, interest rate risk, foreign currency risk, credit risk, and weather risk. We monitor and manage these financial exposures as an integral part of our overall risk management program. No material changes have occurred related to our disclosures about market risk for the nine month period ended September 30, 2016. See Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2015 Form 10-K for details regarding these risks.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
07/01/16-07/31/16	550	$64.77	—	—
08/01/16-08/31/16	16,094	63.35	—	—
09/01/16-09/30/16	960	59.11	—	—
Total	17,604	63.16	2,124,528	$16,732,648

(1)
During the quarter ended September 30, 2016, 16,484 shares of our common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. In addition, 1,120 shares of our common stock were purchased on the open market to meet the requirements of our share-based programs. During the quarter ended September 30, 2016, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated Stock Option Plan.

(2)
We have a common stock share repurchase program under which we purchase shares on the open market or through privately negotiated transactions. We currently have Board authorization through May 31, 2017 to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million. During the quarter ended September 30, 2016, no shares of our common stock were repurchased pursuant to this program. Since the program’s inception in 2000, we have repurchased approximately 2.1 million shares of common stock at a total cost of approximately $83.3 million.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	November 2, 2016
/s/ Brody J. Wilson
Brody J. Wilson
Chief Financial Officer, Treasurer, Chief Accounting Officer and
Controller

NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2016

Exhibit Number	Document

4.1
Twenty-Second Supplemental Indenture, providing for, among other things, amendments to the Mortgage, dated as of November 1, 2016, by and between Northwest Natural Gas Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as Corporate Trustee under the Mortgage and Deed of Trust, dated as of July 1, 1946, of Portland Gas & Coke Company (now Northwest Natural Gas Company).

10.1	Form of Special Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan between the Company and an executive officer, dated as of September 30, 2016.

12	Statement re computation of ratios of earnings to fixed charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from Northwest Natural Gas Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.