Form 10-Q
period 2017-03-31
NORTHWEST NATURAL GAS CO
filed 2017-05-08
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes [ X ]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [ X ]                                                                Accelerated Filer [    ]
Non-accelerated Filer [    ]                                                                   Smaller Reporting Company [    ]
(Do not check if a Smaller Reporting Company)         Emerging Growth Company [    ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No  [ X ]

At April 28, 2017, 28,644,327 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY
For the Quarterly Period Ended March 31, 2017

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections, forecasts and predictions;

•	objectives, goals and strategies;

•	assumptions and estimates;

•	ongoing continuation of past practices or patterns;

•	future events or performance;

•	trends, uncertainties, timing and cyclicality;

•	risks;

•	earnings and dividends;

•	capital and other expenditures and allocation;

•	capital or organizational structure;

•	climate change and our role in a low carbon future;

•	growth and profitability;

•	customer rates;

•	labor relations;

•	workforce succession;

•	commodity costs and volumes;

•	gas reserves, volumes, investment and recovery;

•	operational and maintenance performance and costs;

•	energy policy infrastructure and preferences;

•	efficacy of and exposure under derivatives and hedges;

•	liquidity, funding sources, and financial positions;

•	valuations;

•	project and program development, expansion, or investment;

•	pipeline capacity demand, location, and reliability;

•	adequacy of property rights;

•	procurement and development of gas supplies;

•	estimated expenditures;

•	competition;

•	costs of compliance;

•	credit exposures;

•	rate or regulatory outcomes, prudency, recovery or refunds;

•	impacts of, or changes in, laws, rules and regulations;

•	tax positions, liabilities or refunds;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations, contributions, expectations and treatment under retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	effects of new or anticipated changes in accounting standards or pronouncements;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms;

•	local or national disasters, pandemic illness, terrorist activities, including cyber-attacks, explosions, or other extreme events; and

•	environmental, regulatory, litigation and insurance costs, allocations and recoveries, and timing thereof.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future operational or financial performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in our 2016 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and in Part I, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 1A, “Risk Factors,” herein.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2017	2016

Operating revenues	$297,323	$255,529

Operating expenses:
Cost of gas	143,611	108,411
Operations and maintenance	40,420	38,939
Environmental remediation	6,954	5,029
General taxes	9,025	8,684
Depreciation and amortization	21,085	20,394
Total operating expenses	221,095	181,457
Income from operations	76,228	74,072
Other income (expense), net	881	(2,309)
Interest expense, net	9,876	9,736
Income before income taxes	67,233	62,027
Income tax expense	26,923	25,386
Net income	40,310	36,641
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $89 and $127 for the three months ended March 31, 2017 and 2016, respectively	136	194
Comprehensive income	$40,446	$36,835
Average common shares outstanding:
Basic	28,633	27,448
Diluted	28,723	27,560
Earnings per share of common stock:
Basic	$1.41	$1.33
Diluted	1.40	1.33
Dividends declared per share of common stock	0.4700	0.4675

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2017	2016	2016

Assets:
Current assets:
Cash and cash equivalents	$40,639	$4,321	$3,521
Accounts receivable	70,429	69,066	66,700
Accrued unbilled revenue	38,017	36,393	64,946
Allowance for uncollectible accounts	(1,668)	(1,376)	(1,290)
Regulatory assets	34,874	61,524	42,362
Derivative instruments	2,908	1,960	17,031
Inventories	48,484	60,581	54,129
Gas reserves	15,378	16,420	15,926
Other current assets	16,832	23,311	24,728
Total current assets	265,893	272,200	288,053
Non-current assets:
Property, plant, and equipment	3,247,177	3,115,854	3,208,816
Less: Accumulated depreciation	960,336	919,187	947,916
Total property, plant, and equipment, net	2,286,841	2,196,667	2,260,900
Gas reserves	96,630	111,145	100,184
Regulatory assets	349,057	351,390	357,530
Derivative instruments	46	452	3,265
Other investments	68,729	67,490	68,376
Other non-current assets	3,460	2,689	1,493
Total non-current assets	2,804,763	2,729,833	2,791,748
Total assets	$3,070,656	$3,002,033	$3,079,801

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2017	2016	2016

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$164,900	$53,300
Current maturities of long-term debt	61,994	24,980	39,989
Accounts payable	73,245	57,407	85,664
Taxes accrued	16,653	10,256	12,149
Interest accrued	10,581	9,671	5,966
Regulatory liabilities	33,211	35,596	40,290
Derivative instruments	1,638	17,313	1,315
Other current liabilities	37,697	42,100	35,844
Total current liabilities	235,019	362,223	274,517
Long-term debt	657,716	569,745	679,334
Deferred credits and other non-current liabilities:
Deferred tax liabilities	575,451	550,731	557,085
Regulatory liabilities	357,587	346,761	349,319
Pension and other postretirement benefit liabilities	223,253	221,291	225,725
Derivative instruments	2,546	1,237	913
Other non-current liabilities	144,469	143,090	142,411
Total deferred credits and other non-current liabilities	1,303,306	1,263,110	1,275,453
Commitments and contingencies (see Note 13)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 28,644, 27,493, and 28,630 at March 31, 2017 and 2016, and December 31, 2016, respectively	442,647	385,232	445,187
Retained earnings	438,783	428,691	412,261
Accumulated other comprehensive loss	(6,815)	(6,968)	(6,951)
Total equity	874,615	806,955	850,497
Total liabilities and equity	$3,070,656	$3,002,033	$3,079,801

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2017	2016

Operating activities:
Net income	$40,310	$36,641
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	21,085	20,394
Regulatory amortization of gas reserves	4,107	4,075
Deferred income taxes	20,445	23,353
Qualified defined benefit pension plan expense	1,316	1,311
Contributions to qualified defined benefit pension plans	(3,220)	(2,900)
Deferred environmental (expenditures) recoveries, net	(3,432)	(2,665)
Regulatory disallowance of prior environmental cost deferrals	—	3,273
Amortization of environmental remediation	6,954	5,029
Other	1,695	1,169
Changes in assets and liabilities:
Receivables, net	23,147	22,242
Inventories	5,645	10,115
Income taxes	4,504	7,729
Accounts payable	(13,437)	(14,537)
Interest accrued	4,615	3,798
Deferred gas costs	13,454	8,519
Other, net	17,978	18,592
Cash provided by operating activities	145,166	146,138
Investing activities:
Capital expenditures	(38,924)	(30,054)
Other	98	24
Cash used in investing activities	(38,826)	(30,030)
Financing activities:
Repurchases related to stock-based compensation	(1,943)	(996)
Proceeds from stock options exercised	686	2,995
Change in short-term debt	(53,300)	(105,135)
Cash dividend payments on common stock	(13,456)	(12,823)
Other	(1,209)	(39)
Cash used in financing activities	(69,222)	(115,998)
Increase in cash and cash equivalents	37,118	110
Cash and cash equivalents, beginning of period	3,521	4,211
Cash and cash equivalents, end of period	$40,639	$4,321

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$4,394	$5,232
Income taxes paid (refunded)	3,040	(7,900)
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

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K (2016 Form 10-K). A significant part of our business is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of full year results.

Certain prior year balances in our consolidated financial statements and notes have been reclassified to conform with the current presentation. These reclassifications had no effect on our prior year’s consolidated results of operations, financial condition, or cash flows.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the 2016 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2017. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2017	2016	2016
Current:
Unrealized loss on derivatives(1)	$1,580	$17,313	$1,315
Gas costs	2,757	7,978	6,830
Environmental costs(2)	7,574	9,096	9,989
Decoupling(3)	10,087	13,235	13,067
Other(4)	12,876	13,902	11,161
Total current	$34,874	$61,524	$42,362
Non-current:
Unrealized loss on derivatives(1)	$2,546	$1,237	$913
Pension balancing(5)	53,105	46,247	50,863
Income taxes	36,591	40,106	38,670
Pension and other postretirement benefit liabilities	179,586	180,909	183,035
Environmental costs(2)	62,227	67,999	63,970
Gas costs	114	2,462	89
Decoupling(3)	2,803	2,641	5,860
Other(4)	12,085	9,789	14,130
Total non-current	$349,057	$351,390	$357,530

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2017	2016	2016
Current:
Gas costs	$13,741	$22,098	$8,054
Unrealized gain on derivatives(1)	2,870	1,960	16,624
Other(4)	16,600	11,538	15,612
Total current	$33,211	$35,596	$40,290
Non-current:
Gas costs	$4,740	$9,221	$1,021
Unrealized gain on derivatives(1)	46	452	3,265
Accrued asset removal costs(6)	345,614	331,000	341,107
Other(4)	7,187	6,088	3,926
Total non-current	$357,587	$346,761	$349,319

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

We believe all costs incurred and deferred at March 31, 2017 are prudent. We annually review all regulatory assets and liabilities for recoverability and more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then we would be required to write-off the net unrecoverable balances in the period such determination is made.

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

Recently Adopted Accounting Pronouncements
There were no material changes to the recently adopted accounting policies described in Note 2 of the 2016 Form 10-K during the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements
RETIREMENT BENEFITS. On March 10, 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost." The ASU requires entities to disaggregate current service cost from the other components of net periodic benefit cost and present it with other current compensation costs for related employees in the income statement and to present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. This ASU also limits capitalization of net periodic benefit cost to the service cost component. The amendments in this update are effective for us beginning January 1, 2018. Upon adoption, the ASU requires that changes to the income statement presentation of net periodic benefit cost be applied retrospectively, while changes to amounts capitalized must be applied prospectively. We are currently assessing the effect of this standard on our financial statements and disclosures and anticipate the service cost component will be recognized in operations and maintenance expense, and the non-service cost component will be recognized in other income (expense), net. While the ASU limits capitalization of net periodic benefit cost to the service cost component, for rate making purposes, we do not expect there to be a change. As a result, we expect that the non-service cost component previously capitalized, will be reclassified to a regulatory asset. We do not anticipate any impact on net income from the adoption of this ASU.

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

LEASES. On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which revises the existing lease accounting guidance. Pursuant to the new standard, lessees will be required to recognize all leases, including operating leases that are greater than 12 months at lease commencement, on the balance sheet and record corresponding right-of-use assets and lease liabilities. Lessor accounting will remain substantially the same under the new standard. Quantitative and qualitative disclosures are also required for users of the financial statements to have a clear understanding of the nature of our leasing activities. The standard is effective for us beginning January 1, 2019, and early adoption is permitted. The new standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the effect of this standard on our financial statements and disclosures. Refer to Note 14 of the 2016 Form 10-K for our current lease commitments.

FINANCIAL INSTRUMENTS. On January 5, 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The new standard is effective for us beginning January 1, 2018. Upon adoption, we will be required to make a cumulative-effect adjustment to the consolidated balance sheet in the first quarter of 2018. We do not expect this standard to have a material impact to our financial statements and disclosures.

REVENUE RECOGNITION. On May 28, 2014, the FASB issued ASU 2014-09 "Revenue From Contracts with Customers." Subsequently, the FASB issued additional, clarifying amendments to address issues and questions regarding implementation of the new revenue recognition standard. The underlying principle of the guidance requires entities to recognize revenue depicting the transfer of goods or services to customers at amounts the entity is expected to be entitled to in exchange for those goods or services. The ASU also prescribes a five-step approach to revenue recognition: (1) identify the contract(s) with the customer; (2) identify the separate performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The guidance also requires additional disclosures, both qualitative and quantitative, regarding the nature, amount, timing and uncertainty of revenue and cash flows. The new requirements prescribe either a full retrospective or simplified transition adoption method. We are still evaluating the overall impacts of the standard and have not yet made a determination of adoption method. Some aspects we are focused on in our review include considering the impacts this new standard will have on alternative revenue streams and how collectability will be evaluated for certain customer classes. In August 2015, the FASB deferred the effective date by one year to January 1, 2018 for annual reporting periods beginning after December 15, 2017. We plan to adopt the new standard effective January 1, 2018.

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

	Three Months Ended March 31,
In thousands, except per share data	2017	2016
Net income	$40,310	$36,641
Average common shares outstanding - basic	28,633	27,448
Additional shares for stock-based compensation plans (See Note 5)	90	112
Average common shares outstanding - diluted	28,723	27,560
Earnings per share of common stock - basic	$1.41	$1.33
Earnings per share of common stock - diluted	$1.40	$1.33
Additional information:
Antidilutive shares	22	22

4. SEGMENT INFORMATION

We primarily operate in two reportable business segments: local gas distribution and gas storage. We also have other investments and business activities not specifically related to one of these two reporting segments, which are aggregated and reported as other. We refer to our local gas distribution business as the utility, and our gas storage segment and other as non-utility. Our utility segment also includes the utility portion of our Mist underground storage facility and our North Mist gas storage expansion in Oregon and NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp. Our gas storage segment includes NWN Gas Storage, which is a wholly-owned subsidiary of NWN Energy, Gill Ranch, which is a wholly-owned subsidiary of NWN Gas Storage, the non-utility portion of Mist, and all third-party asset management services. Other includes NNG Financial and NWN Energy's equity investment in TWH, which is pursuing development of a cross-Cascades transmission pipeline project. See Note 4 in the 2016 Form 10-K for further discussion of our segments.

Inter-segment transactions were insignificant for the periods presented. The following table presents summary financial information concerning the reportable segments:

	Three Months Ended March 31,
In thousands	Utility	Gas Storage	Other	Total
2017
Operating revenues	$292,726	$4,541	$56	$297,323
Depreciation and amortization	19,624	1,461	—	21,085
Income (loss) from operations	75,823	606	(201)	76,228
Net income (loss)	40,192	61	57	40,310
Capital expenditures	38,854	70	—	38,924
Total assets at March 31, 2017	2,799,638	254,260	16,758	3,070,656
2016
Operating revenues	$250,104	$5,369	$56	$255,529
Depreciation and amortization	18,760	1,634	—	20,394
Income from operations	72,295	1,726	51	74,072
Net income	35,852	736	53	36,641
Capital expenditures	29,177	877	—	30,054
Total assets at March 31, 2016	2,726,696	260,535	14,802	3,002,033

Total assets at December 31, 2016	2,806,627	256,333	16,841	3,079,801

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

The following table presents additional segment information concerning utility margin:

	Three Months Ended March 31,
In thousands	2017	2016
Utility margin calculation:
Utility operating revenues (1)	$292,726	$250,104
Less: Utility cost of gas	143,611	108,411
Environmental remediation expense	6,954	5,029
Utility margin	$142,161	$136,664

(1)
Utility operating revenues include environmental recovery revenues, which are collections received from customers through our environmental recovery mechanism in Oregon, offset by environmental remediation expense.

5. STOCK-BASED COMPENSATION

Our stock-based compensation plans are designed to promote stock ownership in NW Natural by employees and officers. These compensation plans include a Long Term Incentive Plan (LTIP), an Employee Stock Purchase Plan (ESPP), and a Restated Stock Option Plan. For additional information on our stock-based compensation plans, see Note 6 in the 2016 Form 10-K and the updates provided below.

Long Term Incentive Plan

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2017, 29,380 performance-based shares were granted under the LTIP based on target-level awards with a weighted-average grant date fair value of $57.05 per share. Award share payouts range from a threshold of 0% to a maximum of 200% based on achievement of EPS and Return on Invested Capital (ROIC) factors, which can be modified by a total shareholder return factor (TSR factor) relative to the performance of the Russell 2500 Utilities Index over the three-year performance period and a growth modifier based on a cumulative EBITDA measure. As of March 31, 2017, there was $3.1 million of unrecognized compensation cost from LTIP grants, which is expected to be recognized through 2019. Fair value for the shares granted during the three months ended March 31, 2017, was estimated as of the date of grant using a Monte-Carlo option pricing model based on the following assumptions:

Stock price on valuation date	$59.90
Performance term (in years)	3.0
Quarterly dividends paid per share(1)	$0.4700
Expected dividend yield	3.09%
Dividend discount factor	0.9156

(1)
In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.

Restricted Stock Units
During the three months ended March 31, 2017, 18,020 RSUs were granted under the LTIP with a weighted-average grant date fair value of $59.90 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. A RSU obligates us, upon vesting, to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of a RSU is equal to the closing market price of our common stock on the grant date. As of March 31, 2017, there was $3.1 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2022.

6. DEBT

Short-Term Debt
At March 31, 2017, we had no outstanding short-term debt.

Long-Term Debt
At March 31, 2017, we had long-term debt of $719.7 million, which included $7.0 million of unamortized debt issuance costs. Utility long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2017 through 2046, interest rates ranging from 1.545% to 9.05%, and a weighted-average coupon rate of 5.083%.

Fair Value of Long-Term Debt
Our outstanding debt does not trade in active markets. We estimate the fair value of our debt using utility companies with similar credit ratings, terms, and remaining maturities to our debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2016 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of our long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In thousands	2017	2016	2016
Gross long-term debt	$726,700	$601,700	$726,700
Unamortized debt issuance costs	(6,990)	(6,975)	(7,377)
Carrying amount	$719,710	$594,725	$719,323
Estimated fair value(1)	785,980	686,159	793,339
(1)    Estimated fair value does not include unamortized debt issuance costs.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

The following table provides the components of net periodic benefit cost for our pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2017	2016	2017	2016
Service cost	$1,870	$1,944	$98	$121
Interest cost	4,472	4,574	274	300
Expected return on plan assets	(5,113)	(5,017)	—	—
Amortization of prior service costs	32	58	(117)	(117)
Amortization of net actuarial loss	3,621	3,502	138	192
Net periodic benefit cost	4,882	5,061	393	496
Amount allocated to construction	(1,521)	(1,548)	(132)	(164)
Amount deferred to regulatory balancing account(1)	(1,527)	(1,627)	—	—
Net amount charged to expense	$1,834	$1,886	$261	$332

(1)
The deferral of defined benefit pension plan expenses above or below the amount set in rates was approved by the OPUC, with recovery of these deferred amounts through the implementation of a balancing account. The balancing account includes the expectation of higher net periodic benefit costs than costs recovered in rates in the near-term with lower net periodic benefit costs than costs recovered in rates expected in future years. Deferred pension expense balances include accrued interest at the utility’s authorized rate of return, with the equity portion of the interest recognized when amounts are collected in rates. See Note 2 in the 2016 Form 10-K.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to our non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2017	2016
Beginning balance	$(6,951)	$(7,162)
Amounts reclassified from AOCL:
Amortization of actuarial losses	225	321
Total reclassifications before tax	225	321
Tax (benefit) expense	(89)	(127)
Total reclassifications for the period	136	194
Ending balance	$(6,815)	$(6,968)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the three months ended March 31, 2017, we made cash contributions totaling $3.2 million to our qualified defined benefit pension plans. We expect further plan contributions of $16.2 million during the remainder of 2017.

Defined Contribution Plan

The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $1.6 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

See Note 8 in the 2016 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

8. INCOME TAX

An estimate of annual income tax expense is made each interim period using estimates for annual pre-tax income, regulatory flow-through adjustments, tax credits, and other items. The estimated annual effective tax rate is applied to year-to-date, pre-tax income to determine income tax expense for the interim period consistent with the annual estimate.

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended March 31,
Dollars in thousands	2017	2016
Income taxes at statutory rates (federal and state)	$26,600	$24,608
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	1,518	1,518
Other, net	(1,195)	(740)
Total provision for income taxes	$26,923	$25,386
Effective tax rate	40.0%	40.9%

The effective income tax rate for the three months ended March 31, 2017, compared to the same period in 2016, decreased primarily as a result of the equity portion of our allowance for funds used during construction (AFUDC) and increased stock-based compensation deductions in 2017. See Note 9 in the 2016 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2015 tax year was completed during the quarter. There were no material changes to the return as filed. The 2016 tax year is subject to examination under CAP and the 2017 tax year CAP application has been accepted by the IRS.

9. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of our property, plant, and equipment and accumulated depreciation:

	March 31,		December 31,
In thousands	2017	2016	2016
Utility plant in service	$2,867,271	$2,760,188	$2,843,243
Utility construction work in progress	76,631	51,014	62,264
Less: Accumulated depreciation	914,179	878,364	903,096
Utility plant, net	2,029,723	1,932,838	2,002,411
Non-utility plant in service	299,324	296,826	299,378
Non-utility construction work in progress	3,951	7,826	3,931
Less: Accumulated depreciation	46,157	40,823	44,820
Non-utility plant, net	257,118	263,829	258,489
Total property, plant, and equipment	$2,286,841	$2,196,667	$2,260,900

Capital expenditures in accrued liabilities	$11,564	$8,424	$9,547

10. GAS RESERVES

We have invested $188 million through our gas reserves program in the Jonah Field located in Wyoming as of March 31, 2017. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the consolidated balance sheets. Our investment in gas reserves provides long-term price protection for utility customers through the original agreement with Encana Oil & Gas (USA) Inc. under which we invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

The following table outlines our net gas reserves investment:

	March 31,		December 31,
In thousands	2017	2016	2016
Gas reserves, current	$15,378	$16,420	$15,926
Gas reserves, non-current	172,158	171,121	171,610
Less: Accumulated amortization	75,528	59,976	71,426
Total gas reserves(1)	112,008	127,565	116,110
Less: Deferred taxes on gas reserves	32,179	28,547	28,119
Net investment in gas reserves	$79,829	$99,018	$87,991

(1)	Our net investment in additional wells included in total gas reserves was $6.5 million, $7.6 million and $6.7 million at March 31, 2017 and 2016 and December 31, 2016, respectively.

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

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with our investment in TWP reported under equity method accounting. We have determined we are not the primary beneficiary of TWH’s activities as we only have a 50% share of the entity and there are no stipulations that allow us a disproportionate influence over it. Our investments in TWH and TWP are included in other investments on our balance sheet. If we do not develop this investment, then our maximum loss exposure related to TWH is limited to our equity investment balance, less our share of any cash or other assets available to us as a 50% owner. Our investment balance in TWH was $13.4 million at March 31, 2017 and 2016 and December 31, 2016. See Note 12 in the 2016 Form 10-K.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 12 in the 2016 Form 10-K.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on our derivative instruments:

	March 31,		December 31,
In thousands	2017	2016	2016
Natural gas (in therms):
Financial	382,850	317,100	477,430
Physical	368,700	169,978	535,450
Foreign exchange	$6,629	$6,852	$7,497

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from our derivative instruments:

	Three Months Ended March 31,
	2017		2016
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(13,094)	$26	$(7,215)	$404
Operating loss	(1,226)	—	—	—

Amounts deferred to regulatory accounts on balance sheet	13,893	(26)	7,215	(404)
Total loss in pre-tax earnings	$(427)	$—	$—	$—

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

REALIZED GAIN/LOSS. We realized net losses of $0.3 million and $15.5 million for the three months ended March 31, 2017 and 2016, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses are recorded in cost of gas, deferred through our regulatory accounts, and amortized through customer rates in the following year.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by our counterparties as of March 31, 2017 or 2016. We attempt to minimize the potential exposure to collateral calls by counterparties to manage our liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given our counterparty credit limits and portfolio diversification, we were not subject to collateral calls in 2017 or 2016. Our collateral call exposure is set forth under credit support agreements, which generally contain credit limits. We could also be subject to collateral call exposure where we have agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized losses of $1.4 million at March 31, 2017, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$(1,065)	$(522)
Without Adequate Assurance Calls	—	—	—	(1,065)	(160)

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

If netted by counterparty, our derivative position would result in an asset of $1.7 million and a liability of $2.9 million as of March 31, 2017. As of March 31, 2016, our derivative position would have resulted in an asset of $1.8 million and a liability of $17.9 million. As of December 31, 2016, our derivative position would have resulted in an asset of $18.8 million and a liability of $0.7 million.

We are exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for our natural gas purchases made on behalf of customers. See Note 13 in our 2016 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, we include non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, our assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at March 31, 2017. As of March 31, 2017 and 2016, and December 31, 2016, the net fair value was a liability of $1.2 million, a liability of $16.1 million, and an asset $18.1 million, respectively, using significant other observable, or level 2, inputs. No level 3 inputs were used in our derivative valuations, and there were no transfers between level 1 or level 2 during the three months ended March 31, 2017 and 2016. See Note 2 in the 2016 Form 10-K.

13. ENVIRONMENTAL MATTERS

We own, or previously owned, properties that may require environmental remediation or action. We estimate the range of loss for environmental liabilities based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties (PRPs). When amounts are prudently expended related to site remediation, of those sites described herein, we have a recovery mechanism in place to collect 96.68% of remediation costs from Oregon customers, and we are allowed to defer environmental remediation costs allocated to customers in Washington annually until they are reviewed for prudence at a subsequent proceeding.

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
Remediation may include treatment of contaminated media such as sediment, soil and groundwater, removal and disposal of media, institutional controls such as legal restrictions on future property use, or natural recovery. Following construction of the remedy, the EPA and ODEQ also have requirements for ongoing maintenance, monitoring and other post-remediation care that may continue for many years. Where appropriate and reasonably known, we will provide for these costs in our remediation liabilities described below.
Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. In those cases, we have disclosed the nature of the possible loss and the fact that the high end of the range cannot be reasonably estimated where a range of potential loss is available. Unless there is an estimate within the range of possible losses that is more likely than other cost estimates within that range, we record the liability at the low end of this range. It is likely changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to our continued evaluation and clarification concerning our responsibility, the complexity of environmental laws and regulations and the determination by regulators of remediation alternatives. In addition to remediation costs, we could also be subject to Natural Resource Damages (NRD) claims. We will assess the likelihood and probability of each claim and recognize a liability if deemed appropriate. We received a claim made by the Yakama Nation on January 31, 2017 for costs related to the selection of remedial action and certain declaratory relief regarding NRD. We are currently in the process of assessing the nature of, and our potential liability related to, the claim.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities on the balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2017	2016	2016	2017	2016	2016
Portland Harbor site:
Gasco/Siltronic Sediments	$1,573	$2,747	$869	$43,200	$42,079	$43,972
Other Portland Harbor	1,804	1,655	1,970	3,940	4,775	4,148
Gasco/Siltronic Upland site	10,335	10,626	10,657	50,189	51,403	49,183
Central Service Center site	68	25	73	—	—	—
Front Street site	858	1,071	906	7,777	7,746	7,786
Oregon Steel Mills	—	—	—	179	179	179
Total	$14,638	$16,124	$14,475	$105,285	$106,182	$105,268

PORTLAND HARBOR SITE. The Portland Harbor is an EPA listed Superfund site that is approximately 10 miles long on the Willamette River and is adjacent to NW Natural's Gasco uplands sites. We are one of over one hundred PRPs to the Superfund site. In January 2017, the EPA issued its Record of Decision, which outlines its determination of a cleanup approach for the Portland Harbor site (Portland Harbor ROD). The Portland Harbor ROD presents the EPA's decision on remedial alternatives and outlines the clean-up plan for the entire Portland Harbor. The Portland Harbor ROD estimates the present value total cost at approximately $1.05 billion with an accuracy between -30% and +50% of actual costs.

Our potential liability is a portion of the costs of the remedy for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 PRPs. In addition, we are actively pursuing clarification and flexibility under the ROD in order to better understand our obligation under the clean-up. We are also participating in a non-binding allocation process in an effort to resolve our potential liability. The Portland Harbor ROD does not provide any additional clarification around allocation of costs among PRPs and, as a result of issuance of the Portland Harbor ROD, we have not modified any of our recorded liabilities at this time.

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

Other Portland Harbor. While we still believe liabilities associated with Gasco/Siltronic sediments site represent our largest exposure, we do have other potential exposures associated with the Portland Harbor ROD, including NRD costs and harbor wide clean-up costs (including downstream petroleum contamination), for which the allocations among the PRP's have not yet been determined.

The Company and other parties have signed a cooperative agreement with the Portland Harbor Natural Resource Trustee council to participate in a phased NRD assessment to estimate liabilities to support an early restoration-based settlement of NRD claims. One member of this Trustee council, the Yakama Nation, withdrew from the council in June 2009, and in January 2017, filed suit against the Company and 31 other parties seeking remedial costs and NRD assessment costs associated with the Portland Harbor, set forth in the complaint. The complaint seeks recovery of alleged costs totaling $0.3 million in connection with the selection of a remedial action for the Portland Harbor as well as declaratory judgment for unspecified future remedial action costs and for costs to assess the injury, loss or destruction of natural resources resulting from the release of hazardous substances at and from the Portland Harbor site. We have recorded a liability for these claims which is at the low end of the range of the potential liability; the high end of the range cannot be reasonably estimated at this time. The NRD liability is not included in the range of costs provided in the Portland Harbor ROD.

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

OTHER SITES. In addition to those sites above, we have environmental exposures at three other sites: Central Service Center, Front Street and Oregon Steel Mills. We may have exposure at other sites that have not been identified at this time. Due to the uncertainty of the design of remediation, regulation, timing of the remediation and in the case of the Oregon Steel Mills site, pending litigation, liabilities for each of these sites have been recognized at their respective low end of the range of potential liability; the high end of the range could not be reasonably estimated at this time.

Central Service Center site. We are currently performing an environmental investigation of the property under ODEQ's Independent Cleanup Pathway. This site is on ODEQ's list of sites with confirmed releases of hazardous substances, and cleanup is necessary.

Front Street site. The Front Street site was the former location of a gas manufacturing plant we operated (the former Portland Gas Manufacturing site, or PGM).  At ODEQ’s request, we conducted a sediment and source control investigation and provided findings to ODEQ.  In December 2015, we completed a FS on the former Portland Gas Manufacturing site. The FS provided a range of $7.6 million to $12.9 million for remedial costs. We have recorded a liability at the low end of the range of possible loss as no alternative in the range is considered more likely than another. Further, we have recognized an additional liability of $1.0 million for additional studies and design costs as well as regulatory oversight throughout the clean-up that will be required to assist in ODEQ making a remedy selection and completing a design.

Oregon Steel Mills site. Refer to the “Legal Proceedings,” below.

Site Remediation and Recovery Mechanism (SRRM)
We have a SRRM through which we track and have the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test, for those sites identified herein. In the February 2015 Order establishing the SRRM (2015 Order), the OPUC addressed outstanding issues related to the SRRM, which required us to forego the collection of $15 million out of approximately $95 million in total environmental remediation expenses and associated carrying costs. As a follow-up to the 2015 Order, the OPUC issued an additional Order in January 2016 (2016 Order) regarding the SRRM implementation which resulted in a $3.3 million non-cash charge primarily due to the disallowance of interest earned on the original allowance.

COLLECTIONS FROM OREGON CUSTOMERS. Under the SRRM collection process there are three types of deferred environmental remediation expense:

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

In addition to the collection amount noted above, the Order also provides for the annual collection of $5 million from Oregon customers through a tariff rider. As we collect amounts from customers, we recognize these collections as revenue and separately amortize an equal and offsetting amount of our deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expense section of the income statement.

We received total environmental insurance proceeds of approximately $150 million as a result of settlements from our litigation that was dismissed in July 2014. Under the 2015 OPUC Order, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012 with the remaining two-thirds applied to costs at a rate of $5 million per year plus interest over the following 20 years. We accrue interest on the insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of March 31, 2017, we have applied $63.2 million of insurance proceeds to prudently incurred remediation costs.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2017	2016	2016
Deferred costs and interest (1)	$49,373	$57,359	$53,039
Accrued site liabilities (2)	119,623	122,306	119,443
Insurance proceeds and interest	(99,195)	(102,570)	(98,523)
Total regulatory asset deferral(1)	$69,801	$77,095	$73,959
Current regulatory assets(3)	7,574	9,096	9,989
Long-term regulatory assets(3)	62,227	67,999	63,970

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

(2)
Excludes $0.3 million, or 3.32% of the Front Street site liability as the OPUC allows recovery of 96.68% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers.

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

ENVIRONMENTAL EARNINGS TEST. To the extent the utility earns at or below its authorized Return on Equity (ROE), remediation expenses and interest in excess of the $5 million tariff rider and $5 million insurance proceeds are recoverable through the SRRM. To the extent the utility earns more than its authorized ROE in a year, the utility is required to cover environmental expenses and interest on expenses greater than the $10 million with those earnings that exceed its authorized ROE.

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

For additional information regarding other commitments and contingencies, see Note 14 in the 2016 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural or the Company) financial condition, including the principal factors that affect results of operations. The discussion refers to our consolidated results for the quarters ended March 31, 2017 and 2016. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report.  A significant portion of our business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with our 2016 Annual Report on Form 10-K (2016 Form 10-K).

The consolidated financial statements include NW Natural and its direct and indirect wholly-owned subsidiaries including:

•	NW Natural Energy, LLC (NWN Energy);

•	NW Natural Gas Storage, LLC (NWN Gas Storage);

•	Gill Ranch Storage, LLC (Gill Ranch);

•	NNG Financial Corporation (NNG Financial);

•	Northwest Energy Corporation (Energy Corp); and

•	NWN Gas Reserves, LLC (NWN Gas Reserves).

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

In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share or exclude the after-tax regulatory disallowance related to the OPUC's 2016 environmental order, which are non-GAAP financial measures. We present net income and earnings per share (EPS) excluding the regulatory disallowances along with the U.S. GAAP measures to illustrate the magnitude of this disallowance on ongoing business and operational results. Although the excluded amounts are properly included in the determination of net income and earnings per share under U.S. GAAP, we believe the amount and nature of such disallowances make period to period comparisons of operations difficult or potentially confusing. Financial measures are expressed in cents per share as these amounts reflect factors that directly impact earnings, including income taxes. All references in this section to EPS are on the basis of diluted shares (see Note 3). We use such non-GAAP financial measures to analyze our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations.

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2017 Outlook" in our 2016 Form 10-K for more information. Highlights include:

•	added over 12,000 customers during the past twelve months for a growth rate of 1.7% at March 31, 2017;

•	invested $39 million in our distribution system and facilities for growth and reliability, including $8 million for our North Mist gas storage expansion project; and

•	received acknowledgment of our 2016 Integrated Resource Plans (IRP), which outlines long-term capital investment requirements based on projected customer growth and infrastructure needs.

Key financial highlights include:

	Three Months Ended March 31,
	2017		2016		$
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$40,310	$1.40	$36,641	$1.33	$3,669
Adjustments:
Regulatory environmental disallowance, net of taxes ($1.3 million for 2016)(1)	—	—	1,996	0.07	(1,996)
Adjusted consolidated net income(1)	$40,310	$1.40	$38,637	$1.40	$1,673
Utility margin	$142,161		$136,664		$5,497
Gas storage operating revenues	4,541		5,369		(828)
(1) Regulatory environmental disallowance of $3.3 million in 2016 includes $2.8 million recorded in utility other income (expense), net and $0.5 million recorded in utility operations and maintenance expense. Adjusted consolidated net income and EPS are non-GAAP financial measures based on the after-tax disallowance using the combined federal and state statutory tax rate of 39.5%. EPS is calculated using 28.7 million and 27.6 million diluted shares for three months ended March 31, 2017 and 2016, respectively.

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. Consolidated net income increased $3.7 million during the three months ended March 31, 2017 primarily due to the environmental disallowance associated with a January 2016 OPUC Order in our SRRM docket described in the table above. Excluding the impact of this non-cash charge from the SRRM docket, adjusted consolidated net income increased $1.7 million primarily due to the following factors:

•
a $5.5 million increase in utility margin primarily due to customer growth and the effects of colder than average weather in 2017 compared to a warmer than average winter in the prior period; partially offset by

•	a $2.0 million increase in operating and maintenance expense largely from payroll and benefits due to increased headcount and higher non-payroll expenses related to system integrity maintenance; and

•	a $0.8 million decrease in gas storage revenues largely due to lower revenues from our asset management agreements.

DIVIDENDS

Dividend highlights include:

	Three Months Ended March 31,
Per common share	2017	2016	QTR Change
Dividends paid	$0.4700	$0.4675	$0.0025

The Board of Directors declared a quarterly dividend on our common stock of $0.4700 cents per share, payable on May 15, 2017, to shareholders of record on April 28, 2017, reflecting an indicated annual dividend rate of $1.88 per share.

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

GAS STORAGE. Our gas storage business is subject to regulation by the OPUC, WUTC, CPUC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and CPUC also regulate the issuance of securities, system of accounts, and regulate intrastate storage services. The FERC regulates interstate storage services. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever we modify our FERC maximum rates. The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. In 2016, approximately 69% of our storage revenues were derived from FERC, Oregon, and Washington regulated operations and approximately 31% from California operations.

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

Regulatory Proceeding Updates
During 2017, we were involved in the regulatory activities discussed below.

SYSTEM INTEGRITY PROGRAM (SIP). Upon completion of our bare-steel replacement program, we filed a request to extend the SIP program. The OPUC suspended our filing and ordered additional processes, including involvement of other local distribution companies' (LDCs) in the state, before making a final decision. In 2016, we withdrew our request to extend the SIP program and instead focused our efforts on establishing guidelines for future safety cost trackers with the OPUC. In 2016, an all-party agreement establishing guidelines was filed with the OPUC and on March 6, 2017, the Commission issued an order adopting the agreement. The order allows LDCs to request safety cost recovery mechanisms under the guidelines established by the parties and requires LDCs to file annual safety project plans for OPUC and stakeholder review.

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

The WUTC also conducted an investigation into the hedging practices of gas utilities operating in Washington, and considered whether it should require gas utilities to implement certain hedging practices. During 2016, the WUTC received and reviewed comments from all parties and issued a policy statement on March 13, 2017 outlining their expectations. The policy statement supports risk-responsive hedging strategies that are adaptable to variability in the market and requires gas utilities to submit with their 2017 PGA a preliminary hedging plan that outlines the utilities' intended path to incorporate risk-responsive hedging strategies. Beginning with the 2018 PGA, gas utilities must submit an annual comprehensive hedging plan that supports integration of risk responsive strategies into their hedging framework. Beginning with the 2019 PGA filing, utilities must provide a full strategy implementation plan for years 2020 and beyond. We are currently evaluating the WUTC order to determine its impact to our current hedging practices, and plan to submit our preliminary hedging plan with our 2017 PGA, as directed by the WUTC.

INTERSTATE STORAGE AND OPTIMIZATION SHARING. We received an Order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-utility Mist storage services and third-party asset management services to utility customers. The Order requires a third-party cost study to be performed and the results of the cost study may initiate a new docket or the re-opening of the original docket. In 2017, all parties agreed and hired a third-party consultant to perform the study and are continuing to facilitate completion of the work directed by the OPUC. We expect completion of this study in the second half of 2017.

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

INTEGRATED RESOURCE PLAN (IRP). We filed our 2016 Oregon and Washington IRPs on August 26, 2016.  We received a letter of compliance from the WUTC in December 2016 and acknowledgment by the OPUC in February 2017. The IRP included analysis of different growth scenarios and corresponding resource acquisition strategies. The analysis is needed to develop supply and demand resource requirements, consider uncertainties in the planning process, and to establish a plan for providing reliable and low cost natural gas service.

GAS INCIDENT INVESTIGATION. On October 19, 2016, there was a natural gas explosion in Portland, Oregon after a third-party contractor damaged a NW Natural service line. The contractor was not working for NW Natural at the time. NW Natural and local authorities responded to the event and evacuated the necessary building prior to the ignition. No fatalities or life-threatening injuries were sustained. On March 30, 2017, the OPUC released its investigation report regarding the incident, finding that NW Natural followed federal emergency response requirements. NW Natural did not receive any fines or penalties as a result of the report or the incident. We continue to focus on safety and enhancements to our incident response and reporting procedures, both of which are operational priorities. We will also continue to partner with other first responders in our community for on-site emergency response coordination.

DEPRECIATION STUDY. Under OPUC regulations, the utility is required to file a depreciation study every five years to update or justify maintaining the existing depreciation rates. In December 2016, we filed the required depreciation study with the Commission and it is currently under review. We do not anticipate the study to materially change our current depreciation rates.

HOLDING COMPANY APPLICATION. In February 2017, we filed applications with the OPUC, WUTC, and CPUC for approval to reorganize under a holding company structure. The filing of regulatory applications is the first of many steps required to form a holding company. We expect that the regulatory process will take six to nine months, and will result in the OPUC, WUTC and CPUC authorizing a holding company structure subject to certain restrictions, or "ring-fencing" provisions applicable to NW Natural, the entity that currently, and would continue to, house our utility operations. We do not expect a material operational or financial impact to our business as a result of the contemplated reorganization. For further discussion of our holding company application, see Part II, Item 7

"Results of Operations—Regulatory Matters—Regulatory Proceeding Updates" in our 2016 Form 10-K.

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

Each year, we typically hedge gas prices on approximately 75% of our utility's annual sales requirement based on normal weather, including both physical and financial hedges. We entered the 2016-17 gas year (November 1, 2016 - October 31, 2017) hedged at 75% of our forecasted sales volumes, including 48% in financial swap and option contracts and 27% in physical gas supplies. As part of the guidance issued by the WUTC on hedging and our open hedge docket with the OPUC, we are evaluating our hedge strategies for Oregon and Washington.

In addition to the amount hedged for the current gas contract year, we are also hedged in future years at approximately 46% for the 2017-18 gas year and between 4% and 18% for annual requirements over the subsequent five gas years as of March 31, 2017. Our hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, our gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by the utility.

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

EARNINGS TEST REVIEW. We are subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if we select the 80% deferral gas cost option, then we retain all of our earnings up to 150 basis points above the currently authorized ROE. If we select the 90% deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. For the 2015-16 and 2016-17 periods, we selected the 80% and 90% deferral option, respectively. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2015 and 2016, the ROE threshold was 10.60%, and 11.06%, respectively. There were no refunds required for 2015. We filed the 2016 earnings test in May 2017 and do not expect a customer refund adjustment for 2016 based on our results.

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

In March 2014, we amended the original gas reserves agreement in response to Encana's sale of its interest in the Jonah field located in Wyoming to Jonah Energy. Under our amended agreement with Jonah Energy, we have the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at our amended proportionate working interest for each well in which we invest. We did not have the opportunity to participate in additional wells during 2015, 2016, or the three months ended March 31, 2017, but we may have the opportunity in the future.

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

WARM. In Oregon, we have an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts are deferred and earn a carrying charge until collected in the PGA the following year. This weather normalization mechanism was reauthorized in the 2012 Oregon general rate case without an expiration date. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2017, 9% of total customers had opted out. We do not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Local Gas Distribution Utility Operations" below.

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

Under the SRRM collection process there are three types of deferred environmental remediation expense:

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

In addition, as a result of the 2015 and 2016 Orders, the Order also provides for the annual collection of $5 million from Oregon customers through a tariff rider. As we collect amounts from customers, we recognize these collections as revenue and separately amortize an equal and offsetting amount of our deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expense section of the income statement. See Note 13 in our 2016 Form 10-K.

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

To the extent the utility earns at or below its authorized Return on Equity (ROE), remediation expenses and interest in excess of the $5 million tariff rider and $5 million of insurance proceeds are recoverable through the SRRM. To the extent the utility earns more than its authorized ROE in a year, the utility is required to cover environmental expenses and interest on expenses greater than the $10 million with those earnings that exceed its authorized ROE.

For 2016, we have performed this test, which we submitted to the OPUC in May 2017, and we do not expect an earnings test adjustment for 2016 based on our results.

The WUTC has also previously authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This Order was effective in January 2011 with cost recovery and carrying charges on amounts deferred for costs associated with services provided to Washington customers will be determined in a future proceeding. Annually, we review all regulatory assets for recoverability or more often if circumstances warrant. If we should determine all or a portion of these regulatory assets no longer met the criteria for continued application of regulatory accounting, then we would be required to write-off the net unrecoverable balances against earnings in the period such a determination was made.

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. Effective January 1, 2011, the OPUC approved our request to defer annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of higher and lower pension expenses in future years. Our recovery of these deferred balances includes accrued interest on the account balance at the utility’s authorized rate of return, which is currently 7.78%. Future years’ deferrals will depend on changes in plan assets and projected benefit liabilities based on a number of key assumptions, and our pension contributions. Pension expense deferrals, excluding interest, were $1.5 million and $1.6 million during the three months ended March 31, 2017 and 2016, respectively.

INTERSTATE STORAGE AND OPTIMIZATION SHARING. In 2017, we filed for regulatory approval to refund an interstate storage credit of $11.7 million to our Oregon utility customers. In June of 2016, we received regulatory approval to provide an interstate storage credit of $9.4 million to our Oregon utility customers, which was reflected in their June 2016 bills. The 2017 and 2016 customer credits are part of our regulatory incentive sharing mechanism related to non-utility Mist storage and asset management services. The Washington portion of these credits is included in the Washington PGA.

GAS COST SHARING CUSTOMER CREDITS. In addition, in June of 2016, we credited $19.4 million to customers for their portion of the gas cost sharing incentive for the 2015-16 gas year, resulting from lower projected gas costs, which were driven by warmer weather, lower volume usage, and lower market prices.

For a discussion of other rate mechanisms, see Part II, Item 7, “Results of Operations—Regulatory Matters—Rate Mechanisms in our 2016 Form 10-K.

Business Segments - Local Gas Distribution Utility Operations
Utility margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns because a significant portion of our utility margin is derived from natural gas sales to residential and commercial customers. In Oregon, we have a conservation tariff (also called the decoupling mechanism), which adjusts utility margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. We also have a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in utility margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and our utility’s earnings. See "Regulatory Matters—Rate Mechanisms" above.

Utility segment highlights include:

	Three Months Ended March 31,
Dollars and therms in thousands, except EPS data	2017	2016	QTR Change
Utility net income	$40,192	$35,852	$4,340
EPS - utility segment	1.40	1.30	0.10
Gas sold and delivered (in therms)	467,639	372,549	95,090
Utility margin(1)	$142,161	$136,664	$5,497
(1) See Utility Margin Table below for a reconciliation and additional detail.

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. The primary factors contributing to the $4.3 million or $0.10 per share increase in utility net income were as follows:

•	a $5.5 million increase in utility margin primarily due to:

▪	a $2.4 million increase from customer growth; offset by

▪	a $2.7 million decrease in gains from gas cost incentive sharing due to actual gas prices that were comparatively higher than the prior year, but lower than those estimated in the 2016-17 PGA.

▪
the majority of the remaining increase was due to the effects of colder than average weather in 2017 compared to a warmer than average winter in the prior period. Weather impacts utility margins from our Washington customers where we do not have a weather normalization mechanism in place, and 9% of our Oregon customers who opted out of weather normalization;

•	a $3.0 million increase in other income (expense), net, primarily due to the environmental interest disallowance recognized in 2016; partially offset by

•	a $0.9 million increase in operations and maintenance expense largely from payroll and benefits due to increased headcount over the past twelve months; and

•	a $0.9 million increase in depreciation expense primarily due to additional capital expenditures.

Total utility volumes sold and delivered in 2017 increased 26% over 2016 as weather was 37% colder during the first quarter of 2017 compared to the same period last year and 17% colder than average.

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/(Unfavorable)
In thousands, except degree day and customer data	2017	2016	QTR Change
Utility volumes (therms):
Residential and commercial sales	327,523	242,874	84,649
Industrial sales and transportation	140,116	129,675	10,441
Total utility volumes sold and delivered	467,639	372,549	95,090
Utility operating revenues:
Residential and commercial sales	$280,277	$237,672	$42,605
Industrial sales and transportation	18,903	17,664	1,239
Other revenues	1,375	1,411	(36)
Less: Revenue taxes	7,829	6,643	1,186
Total utility operating revenues	292,726	250,104	42,622
Less: Cost of gas	143,611	108,411	(35,200)
Less: Environmental remediation expense	6,954	5,029	(1,925)
Utility margin	$142,161	$136,664	$5,497
Utility margin:(1)
Residential and commercial sales	$131,040	$123,484	$7,556
Industrial sales and transportation	8,692	8,201	491
Miscellaneous revenues	1,373	1,406	(33)
Gain from gas cost incentive sharing	951	3,654	(2,703)
Other margin adjustments	105	(81)	186
Utility margin	$142,161	$136,664	$5,497
Degree days
Average(2)	1,855	1,871	(16)
Actual	2,169	1,585	37%
Percent colder (warmer) than average weather(2)	17%	(15)%

	As of March 31,
Customers - end of period:	2017	2016	Change
Residential customers	661,217	650,268	10,949
Commercial customers	67,838	66,748	1,090
Industrial customers	1,012	993	19
Total number of customers	730,067	718,009	12,058
Customer growth (12 month rolling):
Residential customers	1.7%
Commercial customers	1.6%
Industrial customers	1.9%
Total customer growth	1.7%

(1)	Amounts reported as margin for each category of customers are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense.

(2)	Average weather represents the 25-year average of heating degree days, as determined in our 2012 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Volumes (therms):
Residential sales	209,650	155,232	54,418
Commercial sales	117,873	87,642	30,231
Total volumes	327,523	242,874	84,649
Operating revenues:
Residential sales	$188,568	$160,700	$27,868
Commercial sales	91,709	76,972	14,737
Total operating revenues	$280,277	$237,672	$42,605
Utility margin:
Residential:
Sales	$105,328	$81,661	$23,667
Weather normalization	(11,050)	9,231	(20,281)
Decoupling	(2,054)	(3,935)	1,881
Total residential utility margin	92,224	86,957	5,267
Commercial:
Sales	40,106	30,905	9,201
Weather normalization	(4,289)	3,746	(8,035)
Decoupling	2,999	1,876	1,123
Total commercial utility margin	38,816	36,527	2,289
Total utility margin	$131,040	$123,484	$7,556

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. The primary factors contributing to changes in the residential and commercial markets were as follows:

•	sales volumes increased 84.6 million therms, or 35%, due to comparatively colder weather in the first quarter of 2017 and customer growth;

•	operating revenues increased $42.6 million, due to a 35% increase in sales volumes; and

•
utility margin increased $7.6 million, due to customer growth and the effects of comparatively colder weather on our Washington customers and Oregon customers that opted out of the weather normalization mechanism.

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

Industrial sales and transportation highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Volumes (therms):
Industrial - firm sales	10,376	9,424	952
Industrial - firm transportation	48,729	44,201	4,528
Industrial - interruptible sales	16,977	15,050	1,927
Industrial - interruptible transportation	64,034	61,000	3,034
Total volumes	140,116	129,675	10,441
Utility margin:
Industrial - firm and interruptible sales	$3,340	$3,163	$177
Industrial - firm and interruptible transportation	5,352	5,038	314
Industrial - sales and transportation	$8,692	$8,201	$491

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. Sales and transportation volumes increased by 10.4 million therms and utility margin increased $0.5 million due to higher usage from colder weather compared to the prior year.

Cost of Gas
Cost of gas as reported by the utility includes gas purchases, gas withdrawn from storage inventory, gains and losses from commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, regulatory gas cost deferrals, gas reserves costs, and company gas use. The OPUC and WUTC generally require natural gas commodity costs to be billed to customers at the actual cost incurred, or expected to be incurred, by the utility. Customer rates are set each year so that if cost estimates were met we would not earn a profit or incur a loss on gas commodity purchases; however, in Oregon we have an incentive sharing mechanism which has been described under "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above. In addition to the PGA incentive sharing mechanism, gains and losses from hedge contracts entered into after annual PGA rates are effective for Oregon customers are also required to be shared and therefore may impact net income. Further, we also have a regulatory agreement whereby we earn a rate of return on our investment in the gas reserves acquired under the original agreement with Encana and include gas from our amended gas reserves agreement at a fixed rate of $0.4725 per therm, which are also reflected in utility margin. See "Application of Critical Accounting Policies and Estimates—Accounting for Derivative Instruments and Hedging Activities" in our 2016 Form 10-K.

Cost of gas highlights include:

	Three Months Ended March 31,
Dollars and therms in thousands	2017	2016	QTR Change
Cost of gas	$143,611	$108,411	$35,200
Volumes sold (therms)(1)	354,876	267,349	87,527
Average cost of gas (cents per therm)	$0.40	$0.41	$(0.01)
Gain from gas cost incentive sharing(2)	951	3,654	(2,703)

(1)	This calculation excludes volumes delivered to transportation only customers.

(2)	For a discussion of our gas cost incentive sharing mechanism, see “Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment” above.

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. Cost of gas increased $35.2 million, or 32%, reflecting a 33% increase in volumes due to comparatively colder weather in the first quarter of 2017 and customer growth.

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

Gas storage segment highlights include:

	Three Months Ended March 31,
In thousands, except EPS data	2017	2016	QTR Change
Operating revenues	$4,541	$5,369	$(828)
Operating expenses	3,935	3,644	291
Gas storage net income	61	736	(675)
EPS - gas storage segment	—	0.03	(0.03)

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. Our gas storage segment net income decreased $0.7 million or $0.03 per share primarily due to the following factors:

•
a $0.8 million decrease in gas storage revenues largely due to lower asset management revenues from our Mist facility and transportation capacity offset by slightly higher firm prices at our Gill Ranch facility for the 2016-17 storage year; and

•	a $0.3 million increase in operating expenses largely due to routine pipeline and compressor maintenance at our Gill Ranch facility.

Our Mist gas storage facility benefits from limited competition from other Pacific Northwest storage facilities primarily because of its geographic location. Over the past few years, market prices for natural gas storage, particularly in California, were negatively affected by the abundant supply of natural gas, low volatility of natural gas prices, and surplus gas storage capacity. We have contracted both our Mist and Gill Ranch facilities for the 2017-18 gas storage year. Our Mist facility remains under long-term contracts at similar prices to prior periods. Our Gill Ranch facility is contracted with approximately half of the capacity in firm contracts at slightly higher prices than the prior gas storage year. The remaining capacity at the Gill Ranch facility is under asset management agreements with a third-party and will be subject to market pricing.

Though prices at our Gill Ranch facility have improved slightly over the last several years, prices continue to remain low relative to our original long-term contracts, which ended primarily in the 2013-14 gas storage year. In the future, we may see continued price improvement or an increase in the demand for natural gas driven by a number of factors, including changes in electric generation triggered by California's renewable portfolio standards, an increase in use of alternative fuels to meet carbon emission reduction targets, recovery of the California economy, growth of domestic industrial manufacturing, potential exports of liquefied natural gas from the west coast, and other favorable storage market conditions in and around California. These factors, if they occur, may contribute to higher summer/winter natural gas price spreads, gas price volatility, and gas storage values.

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

If such new regulation and legislation require significant capital and on-going spending to upgrade or maintain the facility, we are unsuccessful in identifying new higher value customers, future storage values do not improve, an increased demand and other favorable market conditions for natural gas storage do not materialize, and/or volatility does not return to the gas storage market, this could have a negative impact on our future cash flows and could result in impairment of our Gill Ranch gas storage facility, which had a net book value of $194.9 million at March 31, 2017. We continue to assess these conditions along with other strategic alternatives and their impact on the value of the asset on an ongoing basis. Refer to Note 2 in our 2016 Form 10-K for more information regarding our accounting policy for impairment of long-lived assets.

Other
Other primarily consists of NNG Financial's equity investment in KB Pipeline, an equity investment in TWH, which has invested in the Trail West pipeline project, and other miscellaneous non-utility investments and business activities. There were no significant changes in our other activities in during the three months ended March 31, 2017. See Note 4 and Note 11 for further details on other activities and our investment in TWH.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Operations and maintenance	$40,420	$38,939	$1,481

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. Operations and maintenance expense increased $1.5 million, primarily related to payroll and benefits expense largely from increased headcount over the past twelve months and higher non-payroll expenses related to system integrity maintenance.

Delinquent customer receivable balances continue to remain at historically low levels. The utility's annualized bad debt expense as a percent of revenues was 0.1% and 0.2% for the three months ended March 31, 2017 and 2016, respectively.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Other income (expense), net	$881	$(2,309)	$3,190

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. Other income (expense), net, increased $3.2 million primarily due to the January 2016 Order from the OPUC, which resulted in a $2.8 million interest disallowance in 2016. In addition, other income (expense), net benefited by approximately $0.3 million from the equity portion of AFUDC.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Interest expense, net	$9,876	$9,736	$140

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. Interest expense, net remained flat overall, compared to the prior year. However, interest expense increased by $0.4 million due to the issuance of long-term debt in December 2016 and was partially offset by an increase of $0.3 million from the interest-related portion of AFUDC.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Income tax expense	$26,923	$25,386	$1,537

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016. The increase in income tax expense was correlated with the change in pre-tax income.

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

Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access to capital markets at reasonable costs. Our consolidated capital structure was as follows:

	March 31,
	2017	2016
Common stock equity	54.8%	51.5%
Long-term debt	41.3	36.4
Short-term debt, including current maturities of long-term debt	3.9	12.1
Total(1)	100.0%	100.0%

(1)	Ratios reflect debt balances net of any unamortized debt issuance costs.

Liquidity and Capital Resources
At March 31, 2017 we had $40.6 million of cash and cash equivalents compared to $4.3 million at March 31, 2016 due to higher cash collections from customers as a result of colder than average weather and lower working capital requirements. In order to maintain sufficient liquidity during periods when capital markets are volatile, we may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, we may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, our issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. Our use of retained earnings is not subject to those same restrictions.

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

Based on our current debt ratings (see "Credit Ratings" below), we have been able to issue commercial paper and long-term debt at attractive rates and have not needed to borrow or issue letters of credit from our back-up credit facility. In the event we are not able to issue new debt due to adverse market conditions or other reasons, we expect our near-term liquidity needs can be met using internal cash flows or, for the utility segment, drawing upon our committed credit facility. We also have a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt or equity securities, subject to market conditions and certain regulatory approvals. As of March 31, 2017, we have Board authorization to issue up to $175 million of additional FMBs. We also have OPUC approval to issue up to $175 million of additional long-term debt for approved purposes.

In the event our senior unsecured long-term debt ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit, or other forms of collateral, which could expose us to additional cash requirements and may trigger increases in short-term borrowings while we were in a net loss position. We were not required to post collateral at March 31, 2017. However, if the credit risk-related contingent features underlying these contracts were triggered on March 31, 2017, assuming our long-term debt ratings dropped to non-investment grade levels, we could have been required to post $1.1 million of collateral with our counterparties. See "Credit Ratings" below and Note 12.

Other items that may have a significant impact on our liquidity and capital resources include pension contribution requirements, discontinuation of bonus tax depreciation and environmental expenditures.

With respect to pensions, we expect to make significant contributions to our company-sponsored defined benefit plan, which is closed to new employees, over the next several years until we are fully funded under the Pension Protection Act rules, including the new rules issued under the Moving Ahead for Progress in the 21st Century Act (MAP-21) and the Highway and Transportation Funding Act of 2014 (HATFA). See "Application of Critical Accounting Policies—Accounting for Pensions and Postretirement Benefits" in the 2016 Form 10-K.

Gas Storage
Short-term liquidity for the gas storage segment is supported by cash balances, internal cash flow from operations, equity contributions from its parent company, and, if necessary, additional external financing.

The amount and timing of our Gill Ranch facility's cash flows from year to year are uncertain, as the majority of these storage contracts are currently short-term. We have seen slightly higher firm contract prices over the last several years, but overall prices are still lower than the long-term contracts that expired at the end of the 2013-14 storage year. While we expect continuing challenges for Gill Ranch in 2017, we do not anticipate material changes in our ability to access sources of cash for short-term liquidity.

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

At March 31, 2017, our utility had no short-term debt outstanding compared to $164.9 million at March 31, 2016 due to lower working capital needs and net proceeds from our equity issuance and issuances of long-term debt instruments in November and December 2016, respectively. The effective interest rate on short-term debt outstanding at March 31, 2016 was 0.8%.

Credit Agreements
We have a $300 million credit agreement, with a feature that allows the Company to request increases in the total commitment amount, up to a maximum of $450 million. The maturity date of the agreement is December 20, 2019.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2017 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$234
A/A	66
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency; however, we do not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

Our credit agreement permits the issuance of letters of credit in an aggregate amount of up to $100 million. Any principal and unpaid interest amounts owed on borrowings under the credit agreements is due and payable on or before the maturity date. There were no outstanding balances under this credit agreement at March 31, 2017 or 2016. The credit agreement requires us to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at March 31, 2017 and 2016, with consolidated indebtedness to total capitalization ratios of 45.1% and 48.5%, respectively.

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

Maturity and Retirement of Long-Term Debt
We did not retire any debt in the first quarter of 2017. Over the next twelve months, $40 million of FMBs with a coupon rate of 7.00% and maturity in August 2017 and $22 million of FMBs with a coupon rate of 6.60% and maturity in March 2018 are expected to be retired.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in our 2016 Form 10-K for long-term debt maturing over the next five years.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Cash provided by operating activities	$145,166	$146,138	$(972)

THREE MONTHS ENDED MARCH 31, 2017 COMPARED to MARCH 31, 2016. The significant factors contributing to the $1.0 million decrease in cash flows provided by operating activities were as follows:

•
a decrease of $5.7 million in tax-related accounts primarily due to increases in accrued taxes and net deferred tax liabilities primarily due to the continuation of bonus depreciation in December 2016;

•
a net decrease of $2.5 million from changes in working capital related to receivables, inventories, and accounts payable reflecting colder than average weather in 2017 compared to warmer than average weather in the prior period; partially offset by

•	an increase of $4.9 million from changes in deferred gas cost balances due to an increase in natural gas prices compared to the prior year, which remained lower than those embedded in the PGA.

The non-cash qualified defined benefit pension expense recognized on the income statement for the three months ended March 31, 2017 and 2016 was $1.3 million. Changes in pension expense are mitigated by our balancing account in Oregon; and therefore, net non-cash pension expenses are expected to remain relatively flat in the coming years.

During the three months ended March 31, 2017, we contributed $3.2 million to our utility's qualified defined benefit pension plan, compared to $2.9 million for the same period in 2016. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. See Note 7.

Bonus income tax depreciation for 2015 was not enacted until December 18, 2015, which was extended retroactively back to January 1, 2015. As a result, estimated income tax payments were made throughout 2015 without the benefit of bonus depreciation for the year. This delayed the cash flow benefit of bonus depreciation until a refund could be requested and received. We received a refund of federal income tax overpayments of $7.9 million in the first quarter of 2016. As a result of the Federal Protecting Americans From Tax Hikes Act of 2015, bonus depreciation is now enacted through 2019. Accordingly, we do not anticipate similar refunds from income tax overpayments related to bonus depreciation, in the near future.

We have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see “Financial Condition—Contractual Obligations” and Note 14 in the 2016 Form 10-K.

Investing Activities
Investing activity highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Total cash used in investing activities	$(38,826)	$(30,030)	$(8,796)
Capital expenditures	(38,924)	(30,054)	(8,870)

THREE MONTHS ENDED MARCH 31, 2017 COMPARED to MARCH 31, 2016. The $8.8 million increase in cash used in investing activities was primarily due to higher capital expenditures.

Over the five-year period 2017 through 2021, total utility capital expenditures are estimated to be between $850 and $950 million. This range includes the total estimated cost of our North Mist gas storage facility expansion, which is approximately $128 million. As of March 31, 2017, we had invested $29 million in the expansion. The majority of the North Mist capital expenditures, $80 million to $90 million, are expected in 2017, with the remaining investment in 2018. We anticipate placing the expansion into service for the winter of 2018-19. Our five-year capital expenditure range also includes estimated capital expenditures between $75 million to $85 million related to planned upgrades and refurbishments to storage facilities, including our existing liquefied natural gas facilities in Oregon and our Mist storage facility. In addition, we plan to spend approximately $20 million to upgrade distribution infrastructure in Clark County, Washington through 2019. The estimated level of utility capital expenditures through 2021 reflects assumptions for continued customer growth, technology investments, distribution system maintenance and improvements, and gas storage facilities maintenance. Most of the required funds are expected to be internally generated over the five-year period, with short-term and long-term debt and bridge financing providing liquidity.

In 2017, utility capital expenditures are estimated to be between $225 and $250 million, and non-utility capital investments of less than $5 million. Additional spend for gas storage and other investments during and after 2017 are expected to be paid from working capital and additional equity contributions from NW Natural as needed.

Financing Activities
Financing activity highlights include:

	Three Months Ended March 31,
In thousands	2017	2016	QTR Change
Total cash used in financing activities	$(69,222)	$(115,998)	$46,776
Change in short-term debt	(53,300)	(105,135)	51,835

THREE MONTHS ENDED MARCH 31, 2017 COMPARED to MARCH 31, 2016. The $46.8 million decrease in cash used in financing activities was primarily due to lower repayments of $51.8 million of short-term loans and commercial paper compared to the prior period.

Ratios of Earnings to Fixed Charges
For the three and twelve months ended March 31, 2017, and the twelve months ended December 31, 2016, our ratios of earnings to fixed charges, computed using the method outlined by the SEC, were 7.10, 3.48 and 3.39, respectively. For this purpose, earnings consist of net income before income taxes plus fixed charges, and fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium and the estimated interest portion of rentals charged to income. See Exhibit 12 for the detailed ratio calculation.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in our 2016 Form 10-K. At March 31, 2017, our total estimated liability related to environmental sites is $119.9 million. See Note 13 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs".

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

There have been no material changes to the information provided in the 2016 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2016 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk including commodity supply risk, commodity price and storage value risk, interest rate risk, foreign currency risk, credit risk, and weather risk. We monitor and manage these financial exposures as an integral part of our overall risk management program. No material changes have occurred related to our disclosures about market risk for the three months ended March 31, 2017. See Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2016 Form 10-K for details regarding these risks.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 13 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in our 2016 Form 10-K, we have only routine nonmaterial litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in our 2016 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
01/01/17-01/31/17	706	$58.87	—	—
02/01/17-02/28/17	14,811	58.71	—	—
03/01/17-03/31/17	53,296	60.24	—	—
Total	68,813	59.90	2,124,528	$16,732,648

(1)
During the quarter ended March 31, 2017, 20,527 shares of our common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. In addition, 48,286 shares of our common stock were purchased on the open market to meet the requirements of our share-based programs. During the quarter ended March 31, 2017, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated Stock Option Plan.

(2)
We have a common stock share repurchase program under which we purchase shares on the open market or through privately negotiated transactions. We currently have Board authorization through May 31, 2017 to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million. During the quarter ended March 31, 2017, no shares of our common stock were repurchased pursuant to this program. Since the program’s inception in 2000, we have repurchased approximately 2.1 million shares of common stock at a total cost of approximately $83.3 million.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 8, 2017
/s/ Brody J. Wilson
Brody J. Wilson
Chief Financial Officer, Treasurer, Chief Accounting Officer and
Controller

NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2017

Exhibit Number	Document

10.1	Corrected Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan (2017).

12	Statement re computation of ratios of earnings to fixed charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from Northwest Natural Gas Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.