Form 10-Q
period 2018-06-30
NORTHWEST NATURAL GAS CO
filed 2018-08-07
CIK 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes [   ]     No  [ X ]

At July 27, 2018, 28,800,482 shares of the registrant’s Common Stock (the only class of Common Stock) were outstanding.

NORTHWEST NATURAL GAS COMPANY
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives, goals or strategies;

•	assumptions, generalizations and estimates;

•	ongoing continuation of past practices or patterns;

•	future events or performance;

•	trends;

•	risks;

•	timing and cyclicality;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital or organizational structure, including restructuring as a holding company;

•	climate change and our role in a low-carbon future;

•	growth;

•	customer rates;

•	labor relations and workforce succession;

•	commodity costs;

•	gas reserves;

•	operational and financial performance and costs;

•	energy policy, infrastructure and preferences;

•	public policy approach and involvement;

•	efficacy of derivatives and hedges;

•	liquidity, financial positions, and planned securities issuances;

•	valuations;

•	project and program development, expansion, or investment;

•	business development efforts, including acquisitions and integration thereof;

•	asset dispositions and outcomes thereof;

•	pipeline capacity, demand, location, and reliability;

•	adequacy of property rights and headquarter development;

•	technology implementation and cybersecurity practices;

•	competition;

•	procurement and development of gas supplies;

•	estimated expenditures;

•	costs of compliance;

•	credit exposures;

•	rate or regulatory outcomes, recovery or refunds;

•	impacts or changes of laws, rules and regulations;

•	tax liabilities or refunds, including effects of tax reform;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations, expectations and treatment with respect to retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	effects of new or anticipated changes in critical accounting policies or estimates;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

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

AC Draft

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

AC Draft

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2018	2017	2018	2017

Operating revenues	$124,567	$134,476	$388,202	$430,200

Operating expenses:
Cost of gas	42,053	53,005	150,159	196,616
Operations and maintenance	38,028	34,997	77,551	72,443
Environmental remediation	1,882	2,611	6,506	9,565
General taxes	7,729	7,204	17,203	15,883
Revenue taxes	4,780	—	17,209	—
Depreciation and amortization	21,147	20,224	42,022	40,177
Other operating expenses	679	—	1,532	—
Total operating expenses	116,298	118,041	312,182	334,684
Income from operations	8,269	16,435	76,020	95,516
Other income (expense), net	7	(340)	(827)	(763)
Interest expense, net	8,771	9,473	18,045	19,103
Income (loss) before income taxes	(495)	6,622	57,148	75,650
Income tax (benefit) expense	(156)	2,547	15,476	30,178
Net income (loss) from continuing operations	(339)	4,075	41,672	45,472
Loss from discontinued operations, net of tax	(659)	(1,346)	(1,133)	(2,433)
Net income (loss)	(998)	2,729	40,539	43,039
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $56 and $88 for the three months ended and $111 and $177 for the six months ended June 30, 2018 and 2017, respectively	153	137	307	273
Comprehensive income (loss)	$(845)	$2,866	$40,846	$43,312
Average common shares outstanding:
Basic	28,791	28,648	28,772	28,641
Diluted	28,791	28,717	28,825	28,722
Earnings (loss) from continuing operations per share of common stock:
Basic	$(0.01)	$0.14	$1.45	$1.58
Diluted	(0.01)	0.14	1.45	1.58
Loss from discontinued operations per share of common stock:
Basic	$(0.02)	$(0.04)	$(0.04)	$(0.08)
Diluted	(0.02)	(0.04)	(0.04)	(0.08)
Earnings (loss) per share of common stock:
Basic	$(0.03)	$0.10	$1.41	$1.50
Diluted	(0.03)	0.10	1.41	1.50
Dividends declared per share of common stock	0.4725	0.4700	0.9450	0.9400

See Notes to Unaudited Consolidated Financial Statements

AC Draft

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2018	2017	2017

Assets:
Current assets:
Cash and cash equivalents	$8,755	$20,854	$3,472
Accounts receivable	31,512	30,778	66,236
Accrued unbilled revenue	13,995	13,896	62,381
Allowance for uncollectible accounts	(657)	(845)	(956)
Regulatory assets	41,092	37,504	45,781
Derivative instruments	2,044	1,530	1,735
Inventories	43,109	57,264	47,577
Gas reserves	16,579	16,072	15,704
Other current assets	11,672	13,028	24,949
Discontinued operations current assets (Note 15)	12,743	1,923	3,057
Total current assets	180,844	192,004	269,936
Non-current assets:
Property, plant, and equipment	3,298,856	3,098,112	3,204,635
Less: Accumulated depreciation	984,998	942,558	960,477
Total property, plant, and equipment, net	2,313,858	2,155,554	2,244,158
Gas reserves	75,362	92,020	84,053
Regulatory assets	339,177	348,284	356,608
Derivative instruments	1,077	162	1,306
Other investments	64,854	68,885	66,363
Other non-current assets	11,588	3,164	6,505
Discontinued operations non-current assets (Note 15)	—	205,081	10,817
Total non-current assets	2,805,916	2,873,150	2,769,810
Total assets	$2,986,760	$3,065,154	$3,039,746

See Notes to Unaudited Consolidated Financial Statements

AC Draft

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2018	2017	2017

Liabilities and equity:
Current liabilities:
Short-term debt	$47,100	$—	$54,200
Current maturities of long-term debt	74,785	61,991	96,703
Accounts payable	70,551	95,126	111,021
Taxes accrued	6,916	6,906	18,883
Interest accrued	6,652	5,966	6,773
Regulatory liabilities	34,275	28,041	34,013
Derivative instruments	11,744	4,734	18,722
Other current liabilities	32,935	31,015	39,942
Discontinued operations current liabilities (Note 15)	12,922	1,303	1,593
Total current liabilities	297,880	235,082	381,850
Long-term debt	683,895	658,118	683,184
Deferred credits and other non-current liabilities:
Deferred tax liabilities	281,028	577,176	270,526
Regulatory liabilities	602,294	359,205	586,093
Pension and other postretirement benefit liabilities	218,061	219,718	223,333
Derivative instruments	3,913	3,466	4,649
Other non-current liabilities	140,163	134,793	135,292
Discontinued operations - non-current liabilities (Note 15)	—	12,167	12,043
Total deferred credits and other non-current liabilities	1,245,459	1,306,525	1,231,936
Commitments and contingencies (Note 14)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 28,800, 28,662, and 28,736 at June 30, 2018 and 2017, and December 31, 2017, respectively	452,195	444,058	448,865
Retained earnings	315,462	428,049	302,349
Accumulated other comprehensive loss	(8,131)	(6,678)	(8,438)
Total equity	759,526	865,429	742,776
Total liabilities and equity	$2,986,760	$3,065,154	$3,039,746

See Notes to Unaudited Consolidated Financial Statements

AC Draft

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2018	2017

Operating activities:
Net Income	$40,539	$43,039
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	42,022	40,177
Regulatory amortization of gas reserves	7,816	8,031
Deferred income taxes	11,227	22,170
Qualified defined benefit pension plan expense	2,876	2,615
Contributions to qualified defined benefit pension plans	(5,570)	(7,250)
Deferred environmental expenditures, net	(7,330)	(6,817)
Amortization of environmental remediation	6,506	9,565
Regulatory revenue deferral from the TCJA	9,212	—
Other	810	1,128
Changes in assets and liabilities:
Receivables, net	79,332	85,250
Inventories	4,803	(3,501)
Income taxes	(11,967)	(5,243)
Accounts payable	(26,613)	(21,849)
Interest accrued	(121)	—
Deferred gas costs	4,787	15,325
Other, net	3,623	8,243
Discontinued operations	700	3,348
Cash provided by operating activities	162,652	194,231
Investing activities:
Capital expenditures	(102,370)	(94,333)
Other	195	(404)
Discontinued operations	(283)	15
Cash used in investing activities	(102,458)	(94,722)
Financing activities:
Repurchases related to stock-based compensation	—	(2,034)
Proceeds from stock options exercised	45	1,309
Long-term debt retired	(22,000)	—
Change in short-term debt	(7,100)	(53,300)
Cash dividend payments on common stock	(25,577)	(26,919)
Other	(279)	(1,232)
Cash used in financing activities	(54,911)	(82,176)
Increase in cash and cash equivalents	5,283	17,333
Cash and cash equivalents, beginning of period	3,472	3,521
Cash and cash equivalents, end of period	$8,755	$20,854

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$17,117	$18,011
Income taxes paid	13,347	9,081
See Notes to Unaudited Consolidated Financial Statements

AC Draft

NORTHWEST NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated results of Northwest Natural Gas Company (NW Natural or the Company) and all companies we directly or indirectly control, either through majority ownership or otherwise. Our regulated local gas distribution business, referred to as the utility segment, is our core operating business and serves residential, commercial, and industrial customers in Oregon and southwest Washington. The other category primarily includes the non-utility portion of our Mist gas storage facility that provides storage services for utilities, gas marketers, electric generators, and large industrial users from facilities located in Oregon. In addition, we have investments and other non-utility activities reported as other.

Our core utility business assets and operating activities are largely included in the parent company, NW Natural. Our direct and indirect wholly-owned subsidiaries include:

•	NW Natural Energy, LLC (NWN Energy);

◦	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	Northwest Energy Corporation (Energy Corp);

◦	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NNG Financial Corporation (NNG Financial);

•	NW Natural Water Company, LLC (NWN Water);

◦	FWC Merger Sub, Inc.;

◦	Cascadia Water, LLC (Cascadia);

•	Northwest Natural Holding Company (NWN Holding); and

◦	NWN Merger Sub, Inc. (NWN Holdco Sub).

Investments in corporate joint ventures and partnerships we do not directly or indirectly control, and for which we are not the primary beneficiary, include NWN Energy's investment in Trail West Holdings, LLC (TWH), which is accounted for under the equity method, and NNG Financial's investment in Kelso-Beaver Pipeline. NW Natural and its affiliated companies are collectively referred to herein as NW Natural. The consolidated financial statements are presented after elimination of all intercompany balances and transactions. In this report, the term “utility” is used to describe our regulated gas distribution business, and the term “non-utility” is used to describe the non-utility portion of our Mist gas storage facility and other non-utility investments and business activities.

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K (2017 Form 10-K), taking into consideration the changes mentioned below in this Note 1 and in Notes 4 and 15. A significant part of our business is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of full year results.

During the second quarter of 2018, we moved forward with our long-term strategic plans, which include a shift away from our merchant gas storage business. In June 2018, NWN Gas Storage, our wholly-owned subsidiary, entered into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in its wholly-owned subsidiary, Gill Ranch, subject to various regulatory approvals and closing conditions. We have concluded that the pending sale of Gill Ranch qualifies as assets and liabilities held for sale and discontinued operations. As such, for all periods presented, the results of Gill Ranch have been presented as a discontinued operation on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and liabilities on the consolidated balance sheets. See Note 15 for additional information. Additionally, we reevaluated our reportable segments and concluded that the remaining gas storage activities no longer meet the requirements to be separately reported as a segment. The non-utility portion of our Mist gas storage facility is now reported as other, and all prior periods reflect this change. See Note 4, which provides segment information. These reclassifications had no effect on our prior year's consolidated results of operations, financial condition, or cash flows.

Our notes to the consolidated financial statements reflect the activity of our continuing operations for all periods presented, unless otherwise noted. Note 15 provides information regarding our discontinued operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the 2017 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2018 other than those incorporated in Note 5 and Note 15 relating to revenue and discontinued operations, respectively. The following are current updates to certain critical accounting policy estimates and new accounting standards.

AC Draft

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
Amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2018	2017	2017
Current:
Unrealized loss on derivatives(1)	$11,744	$4,625	$18,712
Gas costs	273	859	154
Environmental costs(2)	5,594	6,724	6,198
Decoupling(3)	10,232	12,136	11,227
Income taxes	2,217	4,378	2,218
Other(4)	11,032	8,782	7,272
Total current	$41,092	$37,504	$45,781
Non-current:
Unrealized loss on derivatives(1)	$3,913	$3,466	$4,649
Pension balancing(5)	67,527	55,358	60,383
Income taxes	19,267	36,591	19,991
Pension and other postretirement benefit liabilities	171,186	176,136	179,824
Environmental costs(2)	65,156	64,008	72,128
Gas costs	28	87	84
Decoupling(3)	1,636	1,993	3,970
Other(4)	10,464	10,645	15,579
Total non-current	$339,177	$348,284	$356,608

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2018	2017	2017
Current:
Gas costs	$20,906	$15,708	$14,886
Unrealized gain on derivatives(1)	1,938	1,459	1,674
Decoupling(3)	2,153	134	322
Other(4)	9,278	10,740	17,131
Total current	$34,275	$28,041	$34,013
Non-current:
Gas costs	$3,460	$2,719	$4,630
Unrealized gain on derivatives(1)	1,077	162	1,306
Decoupling(3)	410	—	957
Income taxes(6)	222,734	—	213,306
Accrued asset removal costs(7)	370,245	350,828	360,929
Other(4)	4,368	5,496	4,965
Total non-current	$602,294	$359,205	$586,093

(1)
Unrealized gains or losses on derivatives are non-cash items and therefore, do not earn a rate of return or a carrying charge. These amounts are recoverable through utility rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.

(2)	Refer to footnote (3) per the Deferred Regulatory Asset table in Note 14 for a description of environmental costs.

(3)	This deferral represents the margin adjustment resulting from differences between actual and expected volumes.

(4)	Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.

(5)	Refer to footnote (1) of the Net Periodic Benefit Cost table in Note 8 for information regarding the deferral of pension expenses.

(6)	This balance represents estimated amounts associated with the Tax Cuts and Jobs Act. See Note 9.

(7)	Estimated costs of removal on certain regulated properties are collected through rates.

AC Draft

We believe all costs incurred and deferred at June 30, 2018 are prudent. We annually review all regulatory assets and liabilities for recoverability and more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then we would be required to write-off the net unrecoverable balances in the period such determination is made.

New Accounting Standards
We consider the applicability and impact of all accounting standards updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

Upon adoption, the ASU required that changes to the income statement presentation of net periodic benefit cost be applied retrospectively, while changes to amounts capitalized must be applied prospectively. As such, the interest cost, expected return on assets, amortization of prior service costs, and other costs have been reclassified from operations and maintenance expense to other income (expense), net on our consolidated statement of comprehensive income for the three and six months ended June 30, 2017. We did not elect the practical expedient which would have allowed us to reclassify amounts disclosed previously in the pension and other postretirement benefits footnote disclosure as the basis for applying retrospective presentation. As mentioned above, on a prospective basis, the other components of net periodic benefit cost will not be eligible for capitalization, however, they will continue to be included in our pension regulatory balancing mechanism.

The retrospective presentation requirement related to the other components of net periodic benefit cost affected the operations and maintenance expense and other income (expense), net lines on our consolidated statement of comprehensive income. For the three months and six months ended June 30, 2017, $1.3 million and $2.6 million of expense was reclassified from operations and maintenance expense and included in other income (expense), net, respectively.

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

AC Draft

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

As previously discussed, the adoption of the new revenue standard did not impact our consolidated balance sheet or statement of cash flows but did result in changes to the presentation of our consolidated statements of comprehensive income. Had the adoption of the new revenue standard not occurred, our operating revenues for the three and six months ended June 30, 2018 would have been $119.8 million and $371.0 million, compared to the reported amounts of $124.6 million and $388.2 million under the new revenue standard, respectively. Similarly, absent the impact of the new revenue standard, our operating expenses would have been $111.5 million and $295.0 million, compared to the reported amounts of $116.3 million and $312.2 million under the new revenue standard for the three and six months ended June 30, 2018, respectively. The effect of the change was an increase in both operating revenues and operating expenses of $4.8 million and $17.2 million for the three and six months ended June 30, 2018, respectively, due to the change in presentation of revenue taxes. As part of the adoption of the new revenue standard, we evaluated the presentation of revenue taxes under the new guidance and across our peer group and concluded that the gross presentation of revenue taxes provides the greatest level of consistency and transparency. Prior to the adoption of the new revenue standard, a portion of revenue taxes was presented net in operating revenues and a portion was recorded directly on the balance sheet. During the three and six months ended June 30, 2018, we recognized $4.8 million and $17.2 million in revenue taxes in operating revenues and operating expenses, respectively. In comparison, for the three and six months ended June 30, 2017, we recognized $5.6 million and $19.3 million in revenue taxes, of which $3.2 million and $11.0 million were recorded in operating revenues and $2.4 million and $8.3 million were recorded on the balance sheet, respectively. The change in presentation of revenue taxes had no impact on utility margin, net income or earnings per share.

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

AC Draft

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

Diluted earnings (loss) from continuing operations per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2018	2017	2018	2017
Net income (loss) from continuing operations	$(339)	$4,075	$41,672	$45,472
Average common shares outstanding - basic	28,791	28,648	28,772	28,641
Additional shares for stock-based compensation plans (See Note 6)	—	69	53	81
Average common shares outstanding - diluted	28,791	28,717	28,825	28,722
Earnings (loss) from continuing operations per share of common stock - basic	$(0.01)	$0.14	$1.45	$1.58
Earnings (loss) from continuing operations per share of common stock - diluted	$(0.01)	$0.14	$1.45	$1.58
Additional information:
Antidilutive shares	53	32	10	21

4. SEGMENT INFORMATION

We primarily operate in one reportable business segment, which is our local gas distribution business and which is referred to as the utility segment. During the second quarter of 2018, we moved forward with our long-term strategic plans, which include a shift away from our merchant gas storage business, by entering into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in Gill Ranch, subject to various regulatory approvals and closing conditions. As such, we reevaluated our reportable segments and concluded that the gas storage activities no longer meet the requirements of a reportable segment. Our ongoing, non-utility gas storage activities, which include our interstate storage and optimization activities at our Mist gas storage facility, are now reported as other. We also have other investments and business activities not specifically related to our utility segment, which are aggregated and reported as other. We refer to our local gas distribution business as the utility and all other activities as non-utility.

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
Gas distribution also includes taking customer-owned gas and transporting it from interstate pipeline connections, or city gates, to the customers’ end-use facilities for a fee, which is approved by the OPUC or WUTC. As of December 31, 2017, approximately 89% of our customers are located in Oregon and 11% in Washington. On an annual basis, residential and commercial customers typically account for around 60% of our utility’s total volumes delivered and 90% of our utility’s margin. Industrial customers largely account for the remaining volumes and utility margin. A small amount of utility margin is also derived from miscellaneous services, gains or losses from an incentive gas cost sharing mechanism, and other service fees.
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
In addition to our local gas distribution business, our utility segment also includes the utility portion of our Mist underground storage facility, our North Mist gas storage expansion in Oregon, and NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp.

Other
We have non-utility investments and other business activities, which are aggregated and reported as other. Other includes NWN Gas Storage, a wholly-owned subsidiary of NWN Energy, and the non-utility portion of our Mist facility in Oregon and third-party

AC Draft

asset management services. Earnings from non-utility assets at our Mist facility are primarily related to firm storage capacity revenues. Earnings from the Mist facility also include revenue, net of amounts shared with utility customers, from management of utility assets at Mist and upstream pipeline capacity when not needed to serve utility customers. Under the Oregon sharing mechanism, we retain 80% of the pre-tax income from these services when the costs of the capacity have not been included in utility rates, or 33% of the pre-tax income when the costs have been included in utility rates. The remaining 20% and 67%, respectively, are recorded to a deferred regulatory account for crediting back to utility customers.

Other also includes NNG Financial, non-utility appliance retail center operations, NWN Water, which is pursuing investments in the water sector itself and through its wholly-owned subsidiaries FWC Merger Sub, Inc. and Cascadia, NWN Energy's equity investment in TWH, which is pursuing development of a cross-Cascades transmission pipeline project and NWN Holding, which is pursuing the holding company reorganization of NW Natural through its wholly-owned subsidiary NWN Holdco Sub.

All prior period amounts have been retrospectively adjusted to reflect the change in our reportable segments and the designation of Gill Ranch as a discontinued operation.

Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segments of our continuing operations. See Note 15 for information regarding our discontinued operation, Gill Ranch Storage.

	Three Months Ended June 30,
In thousands	Utility	Other	Total
2018
Operating revenues	$118,515	$6,052	$124,567
Depreciation and amortization	20,766	381	21,147
Income from operations	4,545	3,724	8,269
Net income (loss) from continuing operations	(2,970)	2,631	(339)
Capital expenditures	43,801	1,239	45,040
2017
Operating revenues	$130,095	$4,381	$134,476
Depreciation and amortization	19,894	330	20,224
Income from operations	13,158	3,277	16,435
Net income from continuing operations	2,137	1,938	4,075
Capital expenditures	54,265	1,142	55,407

	Six Months Ended June 30,
In thousands	Utility	Other	Total
2018
Operating revenues	$376,448	$11,754	$388,202
Depreciation and amortization	41,309	713	42,022
Income from operations	69,301	6,719	76,020
Net income from continuing operations	36,913	4,759	41,672
Capital expenditures	100,695	1,675	102,370
Total assets at June 30, 2018(1)	2,907,724	66,293	2,974,017
2017
Operating revenues	$422,821	$7,379	$430,200
Depreciation and amortization	39,518	659	40,177
Income from operations	90,285	5,231	95,516
Net income from continuing operations	42,329	3,143	45,472
Capital expenditures	93,119	1,214	94,333
Total assets at June 30, 2017(1)	2,792,011	66,139	2,858,150
Total assets at December 31, 2017(1)	2,961,326	64,546	3,025,872

(1)	Total assets exclude assets related to discontinued operations of $12.7 million, $207.0 million, and $13.9 million as of June 30, 2018, June 30, 2017, and December 31, 2017, respectively.

AC Draft

Utility Margin
Utility margin is a financial measure used by our chief operating decision maker (CODM) consisting of utility operating revenues, reduced by the associated cost of gas, environmental recovery revenues, and revenue taxes. The cost of gas purchased for utility customers is generally a pass-through cost in the amount of revenues billed to regulated utility customers. Environmental recovery revenues represent collections received from customers through our environmental recovery mechanism in Oregon. These collections are offset by the amortization of environmental liabilities, which is presented as environmental remediation expense in our operating expenses. Revenue taxes are collected from our utility customers and remitted to our taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. By subtracting cost of gas, environmental remediation expense, and revenue taxes from utility operating revenues, utility margin provides a key metric used by our CODM in assessing the performance of the utility segment.

The following table presents additional segment information concerning utility margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Utility margin calculation:
Utility operating revenues	$118,515	$130,095	$376,448	$422,821
Less: Utility cost of gas	42,107	53,005	150,271	196,616
Environmental remediation expense	1,882	2,611	6,506	9,565
Revenue taxes(1)	4,780	—	17,209	—
Utility margin	$69,746	$74,479	$202,462	$216,640

(1)
The change in presentation of revenue taxes was a result of the adoption of ASU 2014-09 "Revenue From Contracts with Customers" and all related amendments on January 1, 2018. This change had no impact on utility margin results as revenue taxes were previously presented net in utility operating revenue. For additional information, see Note 2.

5. REVENUE

The following table presents our disaggregated revenue from continuing operations:

	Three months ended June 30, 2018
In thousands	Utility	Other	Total
Local gas distribution revenue	$114,725	$—	$114,725
Gas storage revenue, net	—	2,736	2,736
Asset management revenue, net	—	2,140	2,140
Appliance retail center revenue	—	1,176	1,176
Revenue from contracts with customers	114,725	6,052	120,777

Alternative revenue	3,663	—	3,663
Leasing revenue	127	—	127
Total operating revenues	$118,515	$6,052	$124,567

	Six months ended June 30, 2018
In thousands	Utility	Other	Total
Local gas distribution revenue	$372,954	$—	$372,954
Gas storage revenue, net	—	5,314	5,314
Asset management revenue, net	—	3,719	3,719
Appliance retail center revenue	—	2,721	2,721
Revenue from contracts with customers	372,954	11,754	384,708

Alternative revenue	3,291	—	3,291
Leasing revenue	203	—	203
Total operating revenues	$376,448	$11,754	$388,202

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

AC Draft

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

We applied the significant financing practical expedient and we have not adjusted the consideration we expect to receive from our utility customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of June 30, 2018.

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

Other
Gas storage revenue. Our gas storage activity includes the non-utility portion of our Mist facility, which is used to store natural gas for customers. Gas storage revenue is generally recognized over time as the gas storage service is provided to the customer and the amount of consideration we receive and recognize as revenue is dependent on set rates defined per the storage agreements. Noncash consideration in the form of dekatherms of natural gas is received as consideration for providing gas injection services to our gas storage customers. This noncash consideration is measured at fair value using the average spot rate. Customer accounts are generally paid in full each month, and there is no right of return or warranty for services provided. Revenues include firm and interruptible storage services, net of the profit sharing amount refunded to our utility customers.

Asset management revenue. Asset management revenue is generally recognized over time using a straight-line approach over the term of each contract, and the amount of consideration we receive and recognize as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Revenues include the optimization of the storage assets and pipeline capacity provided, net of the profit sharing amount refunded to our utility customers. Asset management accounts are settled on a monthly basis.

As of June 30, 2018, unrecognized revenue for the fixed component of the transaction price related to our gas storage and asset management revenue was approximately $43.4 million. Of this amount, approximately $8.1 million will be recognized during the remainder of 2018, $10.2 million in 2019, $8.5 million in 2020, $7.5 million in 2021, $4.3 million in 2022 and $4.8 million thereafter.

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

AC Draft

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

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2018, no performance-based shares were granted under the LTIP for accounting purposes. In February 2018, the 2018 LTIP was awarded to participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2020, there is not a mutual understanding of the award’s key terms and conditions between the Company and the participants as of June 30, 2018 and therefore no expense was recognized for the 2018 award. We will calculate the grant date fair value and recognize expense once the final performance factor has been approved.

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

As of June 30, 2018, there was $2.1 million of unrecognized compensation cost associated with the 2016 and 2017 LTIP grants, which is expected to be recognized through 2019.

Restricted Stock Units
During the six months ended June 30, 2018, 26,087 RSUs were granted under the LTIP with a weighted-average grant date fair value of $55.16 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. Generally, an RSU obligates us, upon vesting, to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of an RSU is equal to the closing market price of our common stock on the grant date. As of June 30, 2018, there was $3.3 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2022.

7. DEBT

Short-Term Debt
At June 30, 2018, we had short-term debt of $47.1 million, which was comprised entirely of commercial paper. The carrying cost of our commercial paper approximates fair value using Level 2 inputs. See Note 2 in the 2017 Form 10-K for a description of the fair value hierarchy. At June 30, 2018, our commercial paper had a maximum remaining maturity of 12 days and average remaining maturity of 7 days.

Long-Term Debt
At June 30, 2018, we had long-term debt of $758.7 million, which included $6.0 million of unamortized debt issuance costs. Utility long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2018 through 2047, interest rates ranging from 1.545% to 9.05%, and a weighted average coupon rate of 4.728%. In March 2018, we retired $22.0 million of FMBs with a coupon rate of 6.60%.

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

AC Draft

The following table provides an estimate of the fair value of our long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	June 30,		December 31,
In thousands	2018	2017	2017
Gross long-term debt	$764,700	$726,700	$786,700
Unamortized debt issuance costs	(6,020)	(6,591)	(6,813)
Carrying amount	$758,680	$720,109	$779,887
Estimated fair value(1)	$792,623	$791,885	$853,339
(1) Estimated fair value does not include unamortized debt issuance costs.

AC Draft

8. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

We recognize the service cost component of net periodic benefit cost for our pension and other postretirement benefit plans in operations and maintenance expense in our consolidated statements of comprehensive income. The other non-service cost components are recognized in other income (expense), net in our consolidated statements of comprehensive income. The following table provides the components of net periodic benefit cost for our pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1,807	$1,870	$79	$99	$3,614	$3,740	$159	$197
Interest cost	4,183	4,472	241	274	8,366	8,944	482	548
Expected return on plan assets	(5,150)	(5,112)	—	—	(10,301)	(10,225)	—	—
Amortization of prior service costs	10	31	(117)	(117)	21	63	(234)	(234)
Amortization of net actuarial loss	4,524	3,622	112	139	9,047	7,243	222	277
Net periodic benefit cost	5,374	4,883	315	395	10,747	9,765	629	788
Amount allocated to construction	(685)	(1,558)	(28)	(135)	(1,367)	(3,079)	(55)	(267)
Amount deferred to regulatory balancing account(1)	(2,747)	(1,508)	—	—	(5,503)	(3,035)	—	—
Net amount charged to expense	$1,942	$1,817	$287	$260	$3,877	$3,651	$574	$521

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

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to our non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Beginning balance	$(8,284)	$(6,815)	$(8,438)	$(6,951)
Amounts reclassified from AOCL:
Amortization of actuarial losses	209	225	418	450
Total reclassifications before tax	209	225	418	450
Tax (benefit) expense	(56)	(88)	(111)	(177)
Total reclassifications for the period	153	137	307	273
Ending balance	$(8,131)	$(6,678)	$(8,131)	$(6,678)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the six months ended June 30, 2018, we made cash contributions totaling $5.6 million to our qualified defined benefit pension plans. We expect further plan contributions of $10.0 million during the remainder of 2018.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $3.5 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively.

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
The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017
Income taxes at statutory rates (federal and state)	$(135)	$2,603	$15,233	$29,912
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(14)	66	835	1,584
Other, net	(7)	(122)	(592)	(1,318)
Total provision for income taxes on continuing operations	$(156)	$2,547	$15,476	$30,178
Effective tax rate for continuing operations	31.5%	38.5%	27.1%	39.9%

The effective income tax rate for the three and six months ended June 30, 2018 compared to the same periods in 2017 decreased primarily as a result of the TCJA and lower pre-tax income. See "U.S. Federal TCJA Matters" below and Note 9 in the 2017 Form 10-K for more detail on income taxes and effective tax rates.

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

At June 30, 2018 and December 31, 2017, we had an estimated regulatory liability of $213.3 million for the change in regulated utility deferred taxes as a result of the TCJA, which included a gross-up for income taxes of $56.5 million. It is possible that this estimated balance may increase or decrease in the future as additional authoritative interpretation of the TCJA becomes available, or as a result of regulatory guidance from the OPUC or WUTC. We anticipate that until such time that customers receive the direct benefit of this regulatory liability, the balance, net of the additional gross-up for income taxes, will continue to provide an indirect benefit to customers by reducing the utility rate base which is a component of customer rates. It is not yet certain when the final resolution of these regulatory proceedings will occur, and as result, this regulatory liability is classified as long-term.

Utility rates in effect include an allowance to provide for the recovery of the anticipated provision for income taxes incurred as a result of providing regulated services. As a result of the newly enacted 21% federal corporate income tax rate, we are recording an additional regulatory liability in 2018 reflecting the estimated net reduction in our provision for income taxes. This revenue deferral is based on the estimated net benefit to customers using forecasted regulated utility earnings, considering average weather and associated volumes, and includes a gross-up for income taxes. As of June 30, 2018, a regulatory liability of $9.4 million has been recorded including accrued interest to reflect this estimated revenue deferral.

AC Draft

10. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of our property, plant, and equipment and accumulated depreciation of our continuing operations:

	June 30,		December 31,
In thousands	2018	2017	2017
Utility plant in service	$3,035,089	$2,901,791	$2,975,217
Utility construction work in progress	192,496	127,383	159,924
Less: Accumulated depreciation	966,766	925,589	942,879
Utility plant, net	2,260,819	2,103,585	2,192,262
Non-utility plant in service	65,743	63,964	65,372
Non-utility construction work in progress	5,528	4,974	4,122
Less: Accumulated depreciation	18,232	16,969	17,598
Non-utility plant, net (1)	53,039	51,969	51,896
Total property, plant, and equipment	$2,313,858	$2,155,554	$2,244,158

Capital expenditures in accrued liabilities (2)	$22,112	$42,574	$34,761

(1)
Previously reported non-utility balances were restated due to the assets and liabilities associated with Gill Ranch now being classified as discontinued operations assets and liabilities on the consolidated balance sheets. See Note 15 for further discussion.

(2)
Previously reported capital expenditures in accrued liabilities were restated due to the assets and liabilities associated with Gill Ranch now being classified as discontinued operations assets and liabilities on the consolidated balance sheets. Capital expenditures in accrued liabilities related to Gill Ranch were approximately $0.3 million, $0.1 million, and $0.2 million as of June 30, 2018, June 30, 2017, and December 31, 2017, respectively.

Build-to-suit Assets
In October 2017, we entered into a 20-year operating lease agreement commencing in 2020 for our new headquarters location in Portland, Oregon. Our existing headquarters lease expires in 2020. Our search and evaluation process focused on seismic preparedness, safety, reliability, least cost to our customers, and a continued commitment to our employees and the communities we serve. The lease was analyzed in consideration of build-to-suit lease accounting guidance, and we concluded that we are the accounting owner of the asset during construction. As a result, we have recognized $7.6 million and $0.5 million in property, plant and equipment and an obligation in other non-current liabilities for the same amount in our consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively. In 2019, pursuant to the new lease standard issued by the FASB, we expect to de-recognize the associated build-to-suit asset and liability. See Note 14 in our 2017 Form 10-K.

11. GAS RESERVES

We have invested approximately $188 million through our gas reserves program in the Jonah Field located in Wyoming as of June 30, 2018. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. Our investment in gas reserves provides long-term price protection for utility customers through the original agreement with Encana Oil & Gas (USA) Inc. under which we invested approximately $178 million and the amended agreement with Jonah Energy LLC under which an approximate additional $10 million was invested.

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

AC Draft

The following table outlines our net gas reserves investment:

	June 30,		December 31,
In thousands	2018	2017	2017
Gas reserves, current	$16,579	$16,072	$15,704
Gas reserves, non-current	170,958	171,464	171,832
Less: Accumulated amortization	95,596	79,444	87,779
Total gas reserves(1)	91,941	108,092	99,757
Less: Deferred taxes on gas reserves	20,381	31,074	22,712
Net investment in gas reserves	$71,560	$77,018	$77,045

(1)	Our net investment in additional wells included in total gas reserves was $5.5 million, $6.3 million and $5.8 million at June 30, 2018 and 2017 and December 31, 2017, respectively.

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

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with our investment in TWP reported under equity method accounting. We have determined we are not the primary beneficiary of TWH’s activities as we only have a 50% share of the entity, and there are no stipulations that allow us a disproportionate influence over it. Our investments in TWH and TWP are included in other investments in our balance sheet. If we do not develop this investment, our maximum loss exposure related to TWH is limited to our equity investment balance, less our share of any cash or other assets available to us as a 50% owner. Our investment balance in TWH was $13.4 million at June 30, 2018 and 2017 and December 31, 2017. See Note 12 in our 2017 Form 10-K.

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

We also enter into exchange contracts related to the third-party asset management of our gas portfolio, some of which are derivatives that do not qualify for hedge accounting or regulatory deferral, but are subject to our regulatory sharing agreement. These derivatives are recognized in operating revenues, net of amounts shared with utility customers.

AC Draft

Notional Amounts
The following table presents the absolute notional amounts related to open positions on our derivative instruments:

	June 30,		December 31,
In thousands	2018	2017	2017
Natural gas (in therms):
Financial	473,900	490,780	429,100
Physical	724,450	495,751	520,268
Foreign exchange	$7,804	$7,788	$7,669

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from our derivative instruments:

	Three Months Ended June 30,
	2018		2017
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$2,658	$(56)	$(5,172)	$216
Operating revenues	391	—	(109)	—
Amounts deferred to regulatory accounts on balance sheet	(2,915)	56	5,263	(216)
Total gain (loss) in pre-tax earnings	$134	$—	$(18)	$—

	Six Months Ended June 30,
	2018		2017
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(3,089)	$(210)	$(16,515)	$224
Operating revenues	164	—	(1,277)	—
Amounts deferred to regulatory accounts on balance sheet	2,980	210	17,347	(224)
Total gain (loss) in pre-tax earnings	$55	$—	$(445)	$—

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

REALIZED GAIN/LOSS. We realized net losses of $4.7 million and $13.7 million for the three and six months ended June 30, 2018, respectively, from the settlement of natural gas financial derivative contracts. Whereas, we realized net gains of $0.3 million and remained flat for the three and six months ended June 30, 2017, respectively. Realized gains and losses are recorded in cost of gas, deferred through our regulatory accounts, and amortized through customer rates in the following year.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by our counterparties as of June 30, 2018 or 2017. We attempt to minimize the potential exposure to collateral calls by counterparties to manage our liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given our counterparty credit limits and portfolio diversification, we were not subject to collateral calls in 2018 or 2017. Our collateral call exposure is set forth under credit support agreements, which generally contain credit limits. We could also be subject to collateral call exposure where we have

AC Draft

agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized losses of $14.3 million at June 30, 2018, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$(3,605)	$(11,211)
Without Adequate Assurance Calls	—	—	—	(3,605)	(6,987)

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

If netted by counterparty, our physical and financial derivative position would result in an asset of $2.5 million and a liability of $15.0 million as of June 30, 2018, an asset of $0.9 million and a liability of $7.4 million as of June 30, 2017, and an asset of $2.9 million and a liability of $23.3 million as of December 31, 2017.

We are exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for our natural gas purchases made on behalf of customers. See Note 13 in our 2017 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, we include non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of our counterparties when we are in an unrealized gain position, or on our own credit spread when we are in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, our assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at June 30, 2018. Using significant other observable or Level 2 inputs, the net fair value was a liability of $12.5 million, $6.5 million, and $20.3 million as of June 30, 2018 and 2017, and December 31, 2017, respectively. No Level 3 inputs were used in our derivative valuations, and there were no transfers between Level 1 or Level 2 during the six months ended June 30, 2018 and 2017. See Note 2 in the 2017 Form 10-K.

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

AC Draft

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in the balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2018	2017	2017	2018	2017	2017
Portland Harbor site:
Gasco/Siltronic Sediments	$2,174	$1,485	$2,683	$45,330	$43,376	$45,346
Other Portland Harbor	1,444	1,435	1,949	3,871	3,906	4,163
Gasco/Siltronic Upland site	9,947	9,441	13,422	45,578	49,319	47,835
Central Service Center site	25	31	25	—	—	—
Front Street site	906	829	1,009	10,683	10,788	10,757
Oregon Steel Mills	—	—	—	179	179	179
Total	$14,496	$13,221	$19,088	$105,641	$107,568	$108,280

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

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. We submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the clean-up range from $47.5 million to $350 million. We have recorded a liability of $47.5 million for the sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at this site represent the largest portion of our liability related to the Portland Harbor site discussed above.

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

AC Draft

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

AC Draft

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2018	2017	2017
Deferred costs and interest (1)	$46,862	$50,131	$45,546
Accrued site liabilities (2)	119,712	120,485	126,950
Insurance proceeds and interest	(95,824)	(99,884)	(94,170)
Total regulatory asset deferral(1)	$70,750	$70,732	$78,326
Current regulatory assets(3)	5,594	6,724	6,198
Long-term regulatory assets(3)	65,156	64,008	72,128

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

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

15. DISCONTINUED OPERATIONS

On June 20, 2018, NWN Gas Storage, our wholly owned subsidiary, entered into a Purchase and Sale Agreement (the Agreement) that provides for the sale by NWN Gas Storage of all of the membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. Pacific Gas and Electric Company (PG&E) owns the remaining 25% interest in the Gill Ranch Gas Storage Facility.

The Agreement provides for an initial cash purchase price of $25.0 million (subject to a working capital adjustment), plus potential additional payments to NWN Gas Storage of up to $26.5 million in the aggregate if Gill Ranch achieves certain economic performance levels for the first three full gas storage years (April 1 of one year through March 31 of the following year) occurring after the closing and the remaining portion of the gas storage year during which the closing occurs.

We expect the transaction to close within 12 months of signing and in 2019. The closing of the transaction is subject to approval by the California Public Utilities Commission (CPUC) and other customary closing conditions.

As a result of our strategic shift away from merchant gas storage and the significance of Gill Ranch's financial results in 2017, we have concluded that the pending sale of Gill Ranch qualifies as assets and liabilities held for sale and discontinued

AC Draft

operations. As such, the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and discontinued operations liabilities, respectively, and, the results of Gill Ranch are presented separately, net of tax, as discontinued operations from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by Gill Ranch that may be reasonably segregated from the costs of our continuing operations.

The following table presents the carrying amounts of the major components of Gill Ranch that are classified as discontinued operations assets and liabilities on our consolidated balance sheets:

	June 30,		December 31,
In thousands	2018	2017	2017
Assets:
Accounts receivable	$497	$1,130	$2,126
Inventories	646	402	396
Other current assets	413	391	535
Property, plant, and equipment	10,948	235,556	10,816
Less: Accumulated depreciation	6	30,526	—
Other non-current assets	245	51	1
Discontinued operations - current assets (1)	12,743	1,923	3,057
Discontinued operations - non-current assets (1)	—	205,081	10,817
Total discontinued operations assets	$12,743	$207,004	$13,874

Liabilities:
Accounts payable	$572	$635	$1,287
Other current liabilities	436	668	306
Other non-current liabilities	11,914	12,167	12,043
Discontinued operations - current liabilities (1)	12,922	1,303	1,593
Discontinued operations - non-current liabilities (1)	—	12,167	12,043
Total discontinued operations liabilities	$12,922	$13,470	$13,636

(1)	The total assets and liabilities of Gill Ranch are classified as current as of June 30, 2018 because it is probable that the sale will be completed within one year.
The following table presents the operating results of Gill Ranch, which was reported within our gas storage segment historically, and is presented net of tax on our consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2018	2017	2018	2017
Revenues	$1,006	$1,762	$2,083	$3,361
Expenses:
Operations and maintenance	1,554	2,251	2,590	3,921
Depreciation and amortization	108	1,131	218	2,263
Other expenses and interest	239	604	814	1,196
Total expenses	1,901	3,986	3,622	7,380
Loss from discontinued operations before income taxes	(895)	(2,224)	(1,539)	(4,019)
Income tax benefit	236	878	406	1,586
Loss from discontinued operations, net of tax	$(659)	$(1,346)	$(1,133)	$(2,433)

Loss from discontinued operations per share of common stock:
Basic	$(0.02)	$(0.04)	$(0.04)	$(0.08)
Diluted	$(0.02)	$(0.04)	$(0.04)	$(0.08)

AC Draft

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural or the Company) financial condition, including the principal factors that affect results of operations. The discussion refers to our consolidated results from continuing operations for the three and six months ended June 30, 2018 and 2017. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of our business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with our 2017 Annual Report on Form 10-K (2017 Form 10-K).

The consolidated financial statements include NW Natural and its direct and indirect wholly-owned subsidiaries including:

•	NW Natural Energy, LLC (NWN Energy);

•	NW Natural Gas Storage, LLC (NWN Gas Storage);

•	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

•	Northwest Energy Corporation (Energy Corp);

•	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Water Company, LLC (NWN Water);

•	FWC Merger Sub, Inc.;

•	Cascadia Water, LLC;

•	Northwest Natural Holding Company (NWN Holding); and

•	NWN Merger Sub, Inc. (NWN Holdco Sub).

We primarily operate in one reportable business segment, which is our local gas distribution business and which is referred to as the utility segment. During the second quarter of 2018, we moved forward with our long-term strategic plans, which include a shift away from our merchant gas storage business, by entering into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in Gill Ranch, subject to various regulatory approvals and closing conditions. As such, we reevaluated our reportable segments and concluded that the gas storage activities no longer meet the requirements of a reportable segment. Our ongoing, non-utility gas storage activities, which include our interstate storage and optimization activities at our Mist gas storage facility, are now reported as other. We also have other investments and business activities not specifically related to our utility segment, which are aggregated and reported as other. We refer to our local gas distribution business as the utility and all other activities as non-utility. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

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

AC Draft

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2018 Outlook" in our 2017 Form 10-K for more information. Current operational highlights include:

•	added nearly 12,000 customers during the past twelve months for a growth rate of 1.6% at June 30, 2018;

•	invested $102.4 million in our distribution system and facilities for growth and reliability;

•	continued constructing major elements of our North Mist Gas Storage Expansion Project and continue to target in-service during the fourth quarter of 2018;

•	reached agreement on key items in the Oregon general rate case and filed an all-party settlement with the Commission;

•	advanced our regulated water strategy with plans to acquire two small utilities in Washington state; and

•	signed an agreement to sell our interest in the Gill Ranch natural gas storage facility located in California.
Key financial highlights include:

	Three Months Ended June 30,
	2018		2017		$
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income (loss) from continuing operations	$(339)	$(0.01)	$4,075	$0.14	$(4,414)
Loss from discontinued operations, net of tax	(659)	(0.02)	(1,346)	(0.04)	687
Consolidated net income (loss)	$(998)	$(0.03)	$2,729	$0.10	$(3,727)
Utility margin	$69,746		$74,479		$(4,733)
THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Net income from continuing operations decreased $4.4 million primarily due to the following factors:

•
a $4.7 million decrease in utility margin due to the regulatory revenue deferral associated with the TCJA and warmer than average weather in 2018 compared to cooler than average weather in 2017, partially offset by customer growth; and

•	a $3.0 million increase in operations and maintenance expense largely from payroll and benefits due to additional headcount and general salary increases; partially offset by

•
a $2.7 million decrease in income tax expense due to changes in pre-tax income and the benefit from the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period. See additional discussion regarding "TCJA Timing Variance" below.

	Six Months Ended June 30,
	2018		2017		$
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$41,672	$1.45	$45,472	$1.58	$(3,800)
Loss from discontinued operations, net of tax	(1,133)	(0.04)	(2,433)	(0.08)	1,300
Consolidated net income	$40,539	$1.41	$43,039	$1.50	$(2,500)
Utility margin	$202,462		$216,640		$(14,178)

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Net income from continuing operations decreased $3.8 million primarily due to the following factors:

•	a $14.2 million decrease in utility margin due to a regulatory revenue deferral associated with the TCJA and colder than average weather in 2017, partially offset by customer growth; and

•
a $5.1 million increase in operations and maintenance expense largely from payroll and benefits due to additional headcount and general salary increases as well as higher professional service costs; partially offset by

•
a $14.7 million decrease in income tax expense due to the benefit from the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period, as well as changes in pre-tax income. See additional discussion regarding "TCJA Timing Variance" below.

TCJA Timing Variance
Results for both the quarter and six month periods ended June 30, 2018 were affected by a variance due to the timing difference between the regulatory revenue deferral associated with the TCJA and the tax expense benefit from the lower federal tax rate. On an annual basis we expect the deferral and tax benefit to largely offset; however, quarterly timing differences are expected throughout 2018. In the first quarter of 2018, the utility segment had a $4.3 million net timing benefit related to the lower federal tax rate, of which $1.6 million reversed in the second quarter of 2018. The remaining $2.7 million net benefit is expected to more than completely reverse in the third quarter of 2018 with an additional benefit in the fourth quarter of 2018 and little anticipated impact to annual results. See "Business Segments - Local Gas Distribution Utility Operations" below.

AC Draft

HOLDING COMPANY

NW Natural is pursuing the formation of a holding company to best position it to be able to respond to opportunities and risks in a manner that serves the best interests of its shareholders and customers. We have received regulatory approval from the OPUC, WUTC, and CPUC. We also received approval from our shareholders at our 2018 Annual Shareholders Meeting in May 2018. The Board and Management must take additional actions to implement the holding company structure, which we currently expect to happen on October 1, 2018 or at the beginning of 2019. To implement a holding company structure, NW Natural common stock would be converted into the same relative percentages of the holding company that each shareholder owns of NW Natural immediately prior to the reorganization. The structure involves placing a non-operating corporate entity over the existing consolidated structure, and “ring-fencing” NW Natural to insulate the gas utility from the operations of the holding company and its other direct and indirect subsidiaries. NW Natural management continuously looks for growth opportunities that would build on core competencies and match the risk profile that NW Natural and its shareholders seek. We believe a holding company structure is a more agile and efficient platform from which to pursue, finance and oversee new business growth opportunities, such as in the water sector. Following the formation of the holding company, NW Natural would continue to operate as a gas utility subject to the jurisdiction of the OPUC and the WUTC. For more information regarding the proposed holding company structure, see Part I, Item 1A "Risk Factors" and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Holding Company” in our 2017 Form 10-K.

DIVIDENDS

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
Per common share	2018	2017	2018	2017	QTR Change	YTD Change
Dividends paid	$0.4725	$0.4700	$0.9450	$0.9400	$0.0025	$0.0050

In July 2018, the Board of Directors declared a quarterly dividend on our common stock of $0.4725 per share, payable on August 15, 2018, to shareholders of record on July 31, 2018, reflecting an annual indicated dividend rate of $1.89 per share.

AC Draft

RESULTS OF OPERATIONS

Regulatory Matters

For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in our 2017 Form 10-K.

Regulation and Rates
UTILITY. Our utility business is subject to regulation by the OPUC, WUTC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and WUTC also regulate the system of accounts and issuance of securities by our utility. In 2017, approximately 89% of our utility gas customers were located in Oregon, with the remaining 11% in Washington. Earnings and cash flows from utility operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and our ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of our utility-related costs, including operating expenses and investment costs in utility plant and other regulatory assets. See "Most Recent Completed General Rate Cases" below.

MIST GAS STORAGE. Our interstate storage activity at Mist is subject to regulation by the OPUC, WUTC, and FERC with respect to, among other matters, rates and terms of service. The OPUC also regulates the issuance of securities, system of accounts, and regulates intrastate storage services. The FERC regulates interstate storage services. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever we modify our FERC maximum rates.

In 2017, approximately 70% of our storage revenues were derived from FERC, Oregon, and Washington regulated operations and approximately 30% from California operations. In June 2018, we entered into a Purchase and Sale Agreement for the sale of all of our ownership interests in Gill Ranch, a natural gas storage facility located near Fresno, California, which is subject to approval by the CPUC and other customary closing conditions. See Note 15 for more information.

Most Recent Completed General Rate Cases
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

FERC. We are required under our Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for our interstate storage services. In December 2013, we filed a rate petition, which was approved in 2014, and allows for the maximum cost-based rates for our interstate gas storage services. These rates were effective January 1, 2014, with the rate changes having no significant impact on our revenues. In January 2018, various state parties filed a request with the FERC to adjust the revenue requirements of public utilities to reflect the recent reduction in the federal corporate income tax rate and other impacts resulting from the TCJA. In July 2018, the FERC issued an order finalizing its regulations regarding the effect of the TCJA. The new regulations will require NW Natural to file a petition for rate approval or a cost and revenue study to reflect the new federal corporate income tax rate within thirty days of the rate effective date of our Oregon rate case. This is approximately the same timeframe when a new cost and revenue study would be required under FERC's pre-existing requirements.

We continuously monitor the utility and evaluate the need for a rate case. In December 2017, we filed a rate case in Oregon with the OPUC. For additional information, see "Regulatory Proceeding Updates" below.

Rate Mechanisms

During 2018, our key approved rates and recovery mechanisms for each service area included:

	Oregon	Washington
Authorized Rate Structure:
ROE	9.5%	10.1%
ROR	7.8%	8.4%
Debt/Equity Ratio	50%/50%	49%/51%

Key Regulatory Mechanisms:
PGA	X	X
Gas Cost Incentive Sharing	X
Decoupling	X
WARM	X
Environmental Cost Deferral	X	X
SRRM	X
Pension Balancing	X
Interstate Storage and Optimization Sharing	X	X

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

As of June 30, 2018, we are also hedged in future gas years at approximately 41% for the 2018-19 gas year and between 2% and 18% for annual requirements over the subsequent five gas years. Our hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, our gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by the utility.

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

EARNINGS TEST REVIEW. We are subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if we select the 80% deferral gas cost option, then we retain all of our earnings up to 150 basis points above the currently authorized ROE. If we select the 90% deferral option, then we retain all of our earnings up to 100 basis points above the currently authorized ROE. For the 2016-17 and 2017-18 gas years, we selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2017, the ROE threshold was 10.66%. We filed the 2017 earnings test in May 2018, and it was approved by the Commission in July 2018. As a result, we were not subject to a customer refund adjustment for 2017.

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

AC Draft

In 2014, we amended the original gas reserves agreement in response to Encana's sale of its interest in the Jonah field located in Wyoming to Jonah Energy. Under our amended agreement with Jonah Energy, we have the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at our amended proportionate working interest for each well in which we invest. Volumes produced from the additional wells drilled after our amended agreement are included in our Oregon PGA at a fixed rate of $0.4725. We did not have the opportunity to participate in additional wells during the six months ended June 30, 2018.

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

WARM. In Oregon, we have an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected in the PGA the following year. This weather normalization mechanism was reauthorized in the 2012 Oregon general rate case without an expiration date. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2018, 8% of total customers had opted out. We do not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Local Gas Distribution Utility Operations" below.

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

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As we collect amounts from customers, we recognize these collections as revenue and separately amortize an equal and offsetting amount of our deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expense section of the our Consolidated Statement of Comprehensive Income. For additional information, see Note 15 in our 2017 Form 10-K.

AC Draft

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

We have concluded there was no earnings test adjustment for 2017 based on the environmental earnings test that was submitted in May 2018 and approved by the Commission in July 2018.

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

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. The OPUC permits us to defer annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which includes the expectation of higher and lower pension expenses in future years. Our recovery of these deferred balances includes accrued interest on the account balance at the utility’s authorized rate of return. Future years’ deferrals will depend on changes in plan assets and projected benefit liabilities based on a number of key assumptions, and our pension contributions. Pension expense deferrals, excluding interest, were $5.5 million and $3.0 million during the six months ended June 30, 2018 and 2017, respectively.

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

In 2018, we received regulatory approval to refund an interstate storage credit of $11.7 million to our Oregon utility customers. Of this amount, $10.2 million was reflected in customers' June bills with the remainder to be credited to their bills in the third quarter. The 2017 interstate storage credit was approximately $11.7 million.

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

HOLDING COMPANY APPLICATION. In February 2017, we filed applications with the OPUC, WUTC, and CPUC for approval to reorganize under a holding company structure. In 2017, the OPUC and WUTC approved our applications subject to certain restrictions or "ring-fencing" provisions applicable to NW Natural, the entity that currently, and would continue to, house our utility operations. During the second quarter of 2018, we received approval from the CPUC.

AC Draft

TAX REFORM DEFERRAL. In December 2017, we filed applications with the OPUC and WUTC to defer the overall net benefit associated with the TCJA that was enacted on December 22, 2017 with a January 1, 2018 effective date. We anticipate the impacts from the TCJA will accrue to the benefit of our customers in a manner approved by the Commissions. We are working with the OPUC to determine the treatment of amounts deferred prior to November 1, 2018. In addition, we updated our Oregon general rate case request to reflect the effects of the TCJA on future rates beginning November 1, 2018. For additional information, see "Oregon General Rate Case" below. We expect to work with the WUTC regarding the Washington deferral for the TCJA in a future rate case filing and are currently deferring all amounts for Washington customers.

REGULATED WATER UTILITY. In December 2017, we entered into agreements to acquire two privately-owned water utilities: Salmon Valley Water Company, based in Welches, Oregon, and Falls Water Company, based in Idaho Falls, Idaho. In May 2018, we entered into agreements to acquire two privately-owned water utilities: Lehman Enterprises, Inc. and Sea View Water LLC both based on Whidbey Island near Seattle, Washington.

These transactions are subject to certain conditions, including approvals from the OPUC, the Idaho Public Utilities Commission (IPUC) and WUTC, respectively. We received regulatory approval in July 2018 from the IPUC to acquire Falls Water Company and expect this transaction to close in the third quarter of 2018. We have filed our application with the OPUC to acquire Salmon Valley Water Company and anticipate receiving approvals and closing this acquisition in 2018. In July 2018, we filed our application with the WUTC to acquire the Whidbey Island water companies and anticipate closing these transactions in 2019. We do not expect these transactions or their continuing operations to have a material financial impact.

OREGON GENERAL RATE CASE. In December 2017, we filed an Oregon general rate case requesting a $40.4 million or 6% revenue requirement increase, after an adjustment for the conservation tariff deferral, to continue operating and maintaining our distribution system and providing safe, reliable service to our customers. In March 2018, we made supplemental filings in the rate case to incorporate the effect of the TCJA on future rates. As a result, our requested annual revenue requirement increase was $25.7 million, or approximately a 4% increase, after an adjustment for our conservation tariff deferral. The revised revenue requirement was based upon the following assumptions or requests: forward test year from November 1, 2018 through October 31, 2019; capital structure of 50% debt and 50% equity; return on equity of 10.0%; cost of capital of 7.62%; and rate base of $1.215 billion or an increase of $329 million since the last rate case. Also in March 2018, we made a supplemental filing to incorporate the interstate storage and asset management sharing open proceeding in the rate case docket to address matters raised in the cost study completed by a third-party.

In August 2018, NW Natural, OPUC Staff, Oregon Citizen’s Utility Board, and the Alliance of Western Energy Customers,
which comprise all of the parties to the rate case, filed with the OPUC a joint stipulation addressing all but three issues in the rate case (settlement). The settlement is subject to the review and approval of the OPUC. For new rates to go into effect, the
OPUC must issue an order, which may approve or modify the terms of the settlement and address the remaining issues.

The settlement provides for a total of $16 million annual revenue requirement increase over our revenue from existing rates. This revenue requirement increase includes approximately $12 million that would otherwise by recovered under the conservation tariff deferral. The revenue requirement also reflects settlement of treatment of the impact of the TCJA on the recoverable tax expense included in rates for the period after the date the new rates take effect, which is expected to be November 1, 2018. The revenue requirement is based upon the following agreements included in the settlement:

•	capital structure of 50% debt and 50% equity;

•	return on equity of 9.4%;

•	cost of capital of 7.317%; and

•	rate base of $1.192 billion, or an increase of $306 million since the last rate case.

The increase to revenue requirement is dependent upon our completion of certain capital projects prior to the rate effective date, and the amounts could be adjusted downward in the event that these projects are not completed. The three issues not addressed in this settlement and that the parties to the rate case expect to continue to litigate or continue to settle under a subsequent agreement are:

•	the impact of the TCJA on our accumulated deferred income tax and tax expense during the period prior to the date the new rates take effect, which is expected to be November 1, 2018;

•	matters relating to the future operation and timing of rate recovery of amounts reflected in the pension balancing account; and

•	the sharing of revenues produced by optimization of certain assets and interstate storage operations.

The OPUC’s order regarding the rate case is expected to be issued by the end of October 2018, with new rates expected to be effective November 1, 2018.

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

AC Draft

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

Utility segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Change	YTD Change
Dollars and therms in thousands, except EPS data	2018	2017	2018	2017
Utility net income (loss)	$(2,970)	$2,137	$36,913	$42,329	$(5,107)	$(5,416)
EPS - utility segment	$(0.10)	$0.07	$1.28	$1.47	$(0.17)	$(0.19)
Gas sold and delivered (in therms)	217,393	234,643	624,346	702,282	(17,250)	(77,936)
Utility margin(1)	$69,746	$74,479	$202,462	$216,640	$(4,733)	$(14,178)
(1) See Utility Margin Table below for a reconciliation and additional detail.

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. The primary factors contributing to the $5.1 million, or $0.17 per share, decrease in utility net income were as follows:

•	a $4.7 million decrease in utility margin due to:

•
a $2.8 million decrease due to a regulatory revenue deferral associated with the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period until customer rates can be reset to reflect the lower tax rate, offset by

•	a $0.7 million increase from customer growth.

•	The majority of the remaining decrease was due to 38% warmer than average weather in 2018, compared to 14% colder than average weather in the prior period.

•	a $2.5 million increase in operations and maintenance expense largely from payroll and benefits due to additional headcount and general salary increases; partially offset by

•	a $2.8 million decrease in income tax expense largely due to changes in pre-tax income.

For the three months ended June 30, 2018, total utility volumes sold and delivered decreased 7% over the same period in 2017 due to 38% warmer than average weather in 2018 compared to 14% colder than average weather in 2017.

Overall, the TCJA reduced utility net income for the second quarter by $1.6 million as a result of the $2.1 million after-tax revenue deferral ($2.8 million pre-tax) more than offsetting the $0.5 million tax expense benefit.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. The primary factors contributing to the $5.4 million, or $0.19 per share, decrease in utility net income were as follows:

•	a $14.2 million decrease in utility margin due to:

•
a $9.2 million decrease due to a regulatory revenue deferral associated with the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period until customer rates can be reset to reflect the lower tax rate, offset by

•	a $2.3 million increase from customer growth.

•	The majority of the remaining decrease was due to 24% colder than average weather in the prior period.

•
a $3.7 million increase in operations and maintenance expense largely from payroll and benefits due to additional headcount and general salary increases as well as higher professional service costs; and

•	a $2.7 million increase in other expenses and income primarily related to higher depreciation and property taxes; partially offset by

•	a $15.1 million decrease in income tax expense due to the decline of the U.S. federal corporate income tax rate to 21% in 2018 compared to 35% in the prior period and changes in pre-tax income.

For the six months ended June 30, 2018, total utility volumes sold and delivered decreased 11% over the same period in 2017 due to 11% warmer than average weather in 2018 compared to 24% colder than average weather in 2017.

Overall, the TCJA increased utility net income for the first six months of 2018 by $2.7 million as a result of a $9.5 million tax expense benefit more than offsetting the $6.8 million after-tax revenue deferral ($9.2 million pre-tax). We expect this benefit to more than completely reverse in the third quarter of 2018 with an additional benefit in the fourth quarter of 2018 and little anticipated impact to annual results.

We deferred $2.8 million and $9.2 million of revenue during the three and six months ended June 30, 2018, respectively, related to the estimated effects of the TCJA. We currently estimate the deferral for 2018 will be $8 to $12 million pre-tax. The deferral methodology, among other matters, is currently being determined through the open Oregon general rate case and the TCJA docket. See "Regulatory Matters - Tax Reform Deferral and Oregon General Rate Case" above. The revenue deferral is primarily based on the estimated net benefit of the TCJA to customers for the year using forecasted regulated utility earnings, considering average weather and associated volumes. Additionally, during 2018, we expect the lower tax rate will increase the seasonality of

AC Draft

gas utility earnings as the lower rate improves earnings in the heating season and reduces the tax benefit associated with losses in the non-heating periods.

AC Draft

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2018	2017	2018	2017	QTR Change	YTD Change
Utility volumes (therms):
Residential and commercial sales	103,637	113,869	381,656	441,392	(10,232)	(59,736)
Industrial sales and transportation	113,756	120,774	242,690	260,890	(7,018)	(18,200)
Total utility volumes sold and delivered	217,393	234,643	624,346	702,282	(17,250)	(77,936)
Utility operating revenues:
Residential and commercial sales	$106,526	$117,296	$352,110	$397,573	$(10,770)	$(45,463)
Industrial sales and transportation	13,403	14,791	30,792	33,694	(1,388)	(2,902)
Other revenues	(1,414)	1,168	(6,454)	2,543	(2,582)	(8,997)
Less: Revenue taxes(1)	—	3,160	—	10,989	3,160	10,989
Total utility operating revenues	118,515	130,095	376,448	422,821	(11,580)	(46,373)
Less: Cost of gas	42,107	53,005	150,271	196,616	10,898	46,345
Less: Environmental remediation expense	1,882	2,611	6,506	9,565	729	3,059
Less: Revenue taxes(1)	4,780	—	17,209	—	(4,780)	(17,209)
Utility margin	$69,746	$74,479	$202,462	$216,640	$(4,733)	$(14,178)
Utility margin:(2)
Residential and commercial sales	$64,036	$65,965	$192,490	$197,005	$(1,929)	$(4,515)
Industrial sales and transportation	7,038	7,565	15,342	16,257	(527)	(915)
Miscellaneous revenues	1,079	1,165	2,437	2,538	(86)	(101)
Gain (loss) from gas cost incentive sharing	128	(113)	1,008	838	241	170
Other margin adjustments(5)	(2,535)	(103)	(8,815)	2	(2,432)	(8,817)
Utility margin	$69,746	$74,479	$202,462	$216,640	$(4,733)	$(14,178)
Degree days(3)
Average(4)	311	311	1,627	1,627	—	—
Actual	193	356	1,449	2,023	(46)%	(28)%
Percent colder (warmer) than average weather	(38)%	14%	(11)%	24%

	As of June 30,
Customers - end of period:	2018	2017	Change	Growth
Residential customers	673,479	662,376	11,103	1.7%
Commercial customers	68,160	67,580	580	0.9%
Industrial customers	1,028	1,012	16	1.6%
Total number of customers	742,667	730,968	11,699	1.6%

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

(5)
Other margin adjustments include the $2.8 million and $9.2 million regulatory revenue deferral for the three and six months ended June 30, 2018, respectively, associated from the decline of the U.S. federal corporate income tax rate.

AC Draft

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Change	YTD Change
In thousands	2018	2017	2018	2017
Volumes (therms):
Residential sales	60,914	68,697	238,885	278,347	(7,783)	(39,462)
Commercial sales	42,723	45,172	142,771	163,045	(2,449)	(20,274)
Total volumes	103,637	113,869	381,656	441,392	(10,232)	(59,736)
Operating revenues:
Residential sales	$69,644	$76,558	$236,231	$265,126	$(6,914)	$(28,895)
Commercial sales	36,882	40,738	115,879	132,447	(3,856)	(16,568)
Total operating revenues	$106,526	$117,296	$352,110	$397,573	$(10,770)	$(45,463)
Utility margin:
Residential:
Sales	$41,607	$45,043	$132,136	$150,370	$(3,436)	$(18,234)
Alternative Revenue:
Weather normalization	1,142	(730)	2,985	(11,780)	1,872	14,765
Decoupling	1,259	921	(1,150)	(1,133)	338	(17)
Amortization of alternative revenue	268	—	1,051	—	268	1,051
Total residential utility margin	44,276	45,234	135,022	137,457	(958)	(2,435)
Commercial:
Sales	18,766	18,125	57,063	58,231	641	(1,168)
Alternative Revenue:
Weather normalization	411	(222)	1,004	(4,511)	633	5,515
Decoupling	2,123	2,829	4,717	5,828	(706)	(1,111)
Amortization of alternative revenue	(1,540)	—	(5,316)	—	(1,540)	(5,316)
Total commercial utility margin	19,760	20,732	57,468	59,548	(972)	(2,080)
Total utility margin	$64,036	$65,966	$192,490	$197,005	$(1,930)	$(4,515)

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. The primary factor contributing to the $1.9 million decrease in residential and commercial utility margin is a decline in usage from warmer than average weather in 2018 compared to colder than average weather in the prior period, and the effect on customers that opt out of our weather normalization mechanism in Oregon and customers in Washington that do not have this mechanism. Partially offsetting this decline was higher customer growth.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. The primary factor contributing to the $4.5 million decrease in residential and commercial utility margin is a decline in usage from colder than average weather in the prior period, and the effect on customers that opt out of our weather normalization mechanism in Oregon and customers in Washington that do not have this mechanism. Partially offsetting this decline was higher customer growth.

AC Draft

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Change	YTD Change
In thousands	2018	2017	2018	2017
Volumes (therms):
Industrial - firm sales	7,858	7,637	17,866	18,013	221	(147)
Industrial - firm transportation	38,368	38,897	83,744	87,626	(529)	(3,882)
Industrial - interruptible sales	12,375	13,204	27,980	30,181	(829)	(2,201)
Industrial - interruptible transportation	55,155	61,036	113,100	125,070	(5,881)	(11,970)
Total volumes	113,756	120,774	242,690	260,890	(7,018)	(18,200)
Utility margin:
Industrial - firm and interruptible sales	$2,468	$2,775	$5,705	$6,115	$(307)	$(410)
Industrial - firm and interruptible transportation	4,570	4,790	9,637	10,142	(220)	(505)
Industrial - sales and transportation	$7,038	$7,565	$15,342	$16,257	$(527)	$(915)

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Sales and transportation volumes decreased by 7.0 million therms, or 6%, and industrial utility margin decreased slightly by $0.5 million due to lower usage from warmer than average weather in 2018 compared to colder than average weather in 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Sales and transportation volumes decreased by 18.2 million therms, or 7%, and industrial utility margin decreased by $0.9 million due to lower usage from colder than average weather in 2017.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Change	YTD Change
Dollars and therms in thousands	2018	2017	2018	2017
Cost of gas	$42,107	$53,005	$150,271	$196,616	$(10,898)	$(46,345)
Volumes sold (therms)(1)	123,870	134,710	427,502	489,586	(10,840)	(62,084)
Average cost of gas (cents per therm)	$0.34	$0.39	$0.35	$0.40	$(0.05)	$(0.05)
Gain (loss) from gas cost incentive sharing(2)	$128	$(113)	$1,008	$838	$241	$170

(1)	This calculation excludes volumes delivered to industrial transportation customers.

(2)	For additional information regarding our gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in our 2017 Form 10-K.

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Cost of gas decreased $10.9 million, or 21%, primarily due to a 8% decrease in volumes sold reflecting warmer than average weather in 2018 compared to colder than average weather in the prior period and a 13% decrease in average cost of gas due to lower natural gas prices, slightly offset by customer growth.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Cost of gas decreased $46.3 million, or 24%, primarily due to a 13% decrease in volumes sold reflecting colder than average weather in the prior period, and a 13% decrease in average cost of gas due to lower natural gas prices, offset by customer growth.

Other
During the second quarter of 2018, we reevaluated our reportable segments and concluded that the remaining gas storage activities no longer meet the requirements to be reported as a segment. Our ongoing non-utility gas storage activity at Mist is now reported as other, and all prior periods presented reflect this change and the removal of our discontinued operation, Gill Ranch Storage.

Other primarily consists of our non-utility gas storage operations at Mist; asset management services using our utility and non-utility storage and transportation capacity; our appliance retail center operations; NNG Financial's investment in KB Pipeline; an equity investment in TWH, which has invested in the Trail West pipeline project; costs associated with our regulated water strategy and potential holding company activities; and other non-utility investments and business development activities.

AC Draft

Other highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Change	YTD Change
In thousands, except EPS data	2018	2017	2018	2017
Other net income	$2,631	$1,938	$4,759	$3,143	$693	$1,616
EPS - other	$0.09	$0.07	$0.17	$0.11	$0.02	$0.06

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Other net income was $2.6 million, or $0.09 per share, compared to net income of $1.9 million, or $0.07 per share, in the prior period. Net income increased $0.7 million primarily due to increased income from our non-utility gas storage operations at Mist, slightly offset by an increase in costs associated with business development activities, including costs associated with regulated water and the holding company formation activities.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Other net income was $4.8 million, or $0.17 per share, compared to net income of $3.1 million, or $0.11 per share, in the prior period. Net income increased $1.6 million primarily due to increased income from our non-utility gas storage operations at Mist, slightly offset by an increase in costs associated with business development activities, including costs associated with regulated water and the holding company formation activities.

See Note 4 and Note 12 for further details on other activities and our investment in TWH, respectively.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Operations and maintenance	$38,028	$34,997	$77,551	$72,443	$3,031	$5,108

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Operations and maintenance expense increased $3.0 million reflecting higher utility payroll and benefits due to additional headcount and general salary increases.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Operations and maintenance expense increased $5.1 million reflecting higher utility payroll and benefits due to additional headcount and general salary increases, as well as higher professional services.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Depreciation and amortization	$21,147	$20,224	$42,022	$40,177	$923	$1,845

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Depreciation and amortization expense increased $0.9 million due to utility plant additions that included investments in our natural gas transmission and distribution system, facility upgrades, and enhanced technology.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Depreciation and amortization expense increased $1.8 million due to utility plant additions that included investments in our natural gas transmission and distribution system, facility upgrades, and enhanced technology.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Other income (expense), net	$7	$(340)	$(827)	$(763)	$347	$(64)

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Other income (expense), net increased $0.3 million primarily due to a $0.5 million increase in the equity portion of AFUDC, partially offset by a $0.2 million decrease in regulatory interest income, net reflecting higher regulatory liability balances.

AC Draft

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Other income (expense), net decreased $0.1 million primarily due to a $0.7 million increase in other net expense activity and a $0.3 million decrease in regulatory interest income, net, largely offset by a $1.0 million increase in the equity portion of AFUDC.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Interest expense, net	$8,771	$9,473	$18,045	$19,103	$(702)	$(1,058)

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Interest expense, net decreased $0.7 million due to a $0.7 million increase in the debt portion of AFUDC.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Interest expense, net decreased $1.1 million primarily due to a $1.3 million increase in the debt portion of AFUDC, partially offset by a $0.3 million increase in interest expense from higher long-term debt balances as of June 30, 2018 compared to the prior period.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Income tax expense (benefit)	$(156)	$2,547	$15,476	$30,178	$(2,703)	$(14,702)

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Income tax expense decreased $2.7 million due to changes in pre-tax income and the benefit from the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. Income tax expense decreased $14.7 million due to the benefit from the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period, as well as changes in pre-tax income.

Pending sale of Gill Ranch Storage
On June 20, 2018, NWN Gas Storage, our wholly owned subsidiary, entered into a Purchase and Sale Agreement (the Agreement) that provides for the sale by NWN Gas Storage of all of the membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. Pacific Gas and Electric Company (PG&E) owns the remaining 25% interest in the Gill Ranch Gas Storage Facility. We expect the transaction to close within 12 months of signing and in 2019. The closing of the transaction is subject to approval by the CPUC and other customary closing conditions.

The results of Gill Ranch Storage have been determined to be discontinued operations and are presented separately, net of tax, from the results of continuing operations for all periods presented. See Note 15 for more information on the Agreement and the results of our discontinued operations.

The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. The CPUC also regulates the issuance of securities, system of accounts, and regulates intrastate storage services. The California Department of Oil Gas and Geothermal Resources (DOGGR) regulations for gas storage wells were finalized in June 2018, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) proposed new federal regulations for underground natural gas storage facilities, which are expected to be finalized during 2019 and increase costs for all storage providers. We will continue to monitor and assess the new regulations until the sale is complete, which is expected in 2019.

Short-term liquidity for Gill Ranch is supported by cash balances, internal cash flow from operations, equity contributions from its parent company, and, if necessary, additional external financing.

FINANCIAL CONDITION

Capital Structure
One of our long-term goals is to maintain a strong consolidated capital structure with a long-term target utility capital structure of 50% common stock and 50% long-term debt. When additional capital is required, debt or equity securities are issued depending

AC Draft

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

Our consolidated capital structure was as follows:

	June 30,		December 31,
	2018	2017	2017
Common stock equity	48.5%	54.6%	47.1%
Long-term debt	43.7	41.5	43.3
Short-term debt, including current maturities of long-term debt	7.8	3.9	9.6
Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources
At June 30, 2018 we had $8.8 million of cash and cash equivalents compared to $20.9 million at June 30, 2017 due to lower cash collections from customers as a result of warmer weather in the first half of 2018 as compared to the first half of 2017. In order to maintain sufficient liquidity during periods when capital markets are volatile, we may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, we may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, our issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. Our use of retained earnings is not subject to those same restrictions.

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

In the event our senior unsecured long-term debt ratings are downgraded, or our outstanding derivative position exceeds a certain credit threshold, our counterparties under derivative contracts could require us to post cash, a letter of credit, or other forms of collateral, which could expose us to additional cash requirements and may trigger increases in short-term borrowings while we were in a net loss position. We were not required to post collateral at June 30, 2018. However, if the credit risk-related contingent features underlying these contracts were triggered on June 30, 2018, assuming our long-term debt ratings dropped to non-investment grade levels, we could have been required to post $7.0 million in collateral with our counterparties. See "Credit Ratings" below and Note 13.

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

AC Draft

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

At June 30, 2018, our utility had $47.1 million short-term debt outstanding due to the sale of commercial paper, compared to none outstanding at June 30, 2017. The weighted average interest rate on short-term debt outstanding at June 30, 2018 was 2.3%.

Credit Agreements
We have a $300.0 million credit agreement, with a feature that allows us to request increases in the total commitment amount, up to a maximum of $450.0 million. The maturity date of the agreement is December 20, 2019.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2018 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$201
A/A1	99
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency; however, we do not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

Our credit agreement permits the issuance of letters of credit in an aggregate amount of up to $100.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at June 30, 2018 or 2017. The credit agreement requires us to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. We were in compliance with this covenant at June 30, 2018 and 2017, with consolidated indebtedness to total capitalization ratios of 51.5% and 45.4%, respectively.

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

AC Draft

Long-Term Debt
In March 2018, we retired $22.0 million of FMBs with a coupon rate of 6.60%. No other debt was retired or issued in the six months ended June 30, 2018. Over the next twelve months, $75.0 million of FMBs with a coupon rate of 1.545% will mature in December 2018.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in our 2017 Form 10-K for long-term debt maturing over the next five years.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Six Months Ended June 30,
In thousands	2018	2017	YTD Change
Cash provided by operating activities	$162,652	$194,231	$(31,579)

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. The significant factors contributing to the $31.6 million decrease in cash flows provided by operating activities were as follows:

•	a net decrease of $2.4 million from changes in working capital related to receivables, inventories, and accounts payable reflecting warmer than average weather in 2018 compared to the prior period;

•	a decrease of $10.5 million in cash flow benefits from changes in deferred gas cost balances due to a decrease in natural gas prices compared to the prior year; and

•	an increase of $4.3 million of cash outflow due to $13.3 million of income taxes paid in 2018 compared to $9.1 million in the prior period;

During the six months ended June 30, 2018, we contributed $5.6 million to our utility's qualified defined benefit pension plan, compared to $7.3 million for the same period in 2017. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 8.

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

Investing Activities
Investing activity highlights include:

	Six Months Ended June 30,
In thousands	2018	2017	YTD Change
Total cash used in investing activities	$(102,458)	$(94,722)	$(7,736)
Capital expenditures supporting continuing operations	(102,370)	(94,333)	(8,037)

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. The $7.7 million increase in cash used in investing activities was primarily due to higher capital expenditures primarily related to system reinforcement and customer growth, as well as our North Mist Gas Storage Expansion Project.

Over the five-year period 2018 through 2022, capital expenditures are estimated to be between $750 and $850 million. The estimated capital expenditures in this range include, but are not limited to, the following items:

•
$650 to $700 million of core utility capital expenditures that will support continued customer growth, distribution system maintenance and improvements, technology investments, and utility gas storage facility maintenance;

•	$60 to $70 million related to planned upgrades and refurbishments to utility storage facilities and resource centers; and

•	$20 to $30 million of additional investments to complete the North Mist gas storage facility expansion in 2018.

Most of the required funds for these investments are expected to be internally generated over the five-year period, with short-term and long-term debt, and equity providing liquidity.

AC Draft

Our 2018 utility capital expenditures are estimated to be between $190 and $220 million. This range includes $20 to $30 million to complete construction of our North Mist gas storage facility expansion. We expect to invest less than $5 million in non-utility capital investments for gas storage and other activities in 2018. Additional spend for gas storage and other investments during or after 2018 are expected to be paid from working capital and additional equity contributions from NW Natural as needed.

Financing Activities
Financing activity highlights include:

	Six Months Ended June 30,
In thousands	2018	2017	YTD Change
Total cash used in financing activities	$(54,911)	$(82,176)	$27,265
Change in short-term debt	(7,100)	(53,300)	46,200
Change in long-term debt	(22,000)	—	(22,000)

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017. The $27.3 million decrease in cash used in financing activities was primarily due to lower repayments of $46.2 million of short-term debt compared to the prior period, partially offset by a $22.0 million repayment of long-term debt in March 2018.

Ratios of Earnings to Fixed Charges
For the six months ended June 30, 2018 and twelve months ended June 30, 2018 and December 31, 2017 our ratios of earnings to fixed charges were 3.38, 2.95 and 3.44, respectively. For purposes of this calculation, earnings consist of net income from continuing operations before income taxes plus fixed charges, whereby fixed charges consist of interest on all indebtedness, the amortization of debt expense and discount or premium, and the estimated interest portion of rentals charged to income. See Exhibit 12 for the detailed ratio calculation.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in our 2017 Form 10-K. At June 30, 2018, our total estimated liability related to environmental sites is $120.1 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in our 2017 Form 10-K and Note 14.

AC Draft

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

There have been no material changes to the information provided in our 2017 Form 10-K with respect to the application of critical accounting policies and estimates other than those incorporated in Note 5 and Note 15 relating to revenue and discontinued operations, respectively. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2017 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk, and weather risk. We monitor and manage these financial exposures as an integral part of our overall risk management program. No material changes have occurred related to our disclosures about market risk for the six months ended June 30, 2018. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2017 Form 10-K.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

AC Draft

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
04/01/18-04-30/18	—	$—	—	—
05/01/18-05/31/18	7,342	59.76	—	—
06/01/18-06/30/18	—	—	—	—
Total	7,342	59.76	2,124,528	$16,732,648

(1)
During the quarter ended June 30, 2018, no shares of our common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. However, 7,342 shares of our common stock were purchased on the open market to meet the requirements of our share-based programs. During the quarter ended June 30, 2018, no shares of our common stock were accepted as payment for stock option exercises pursuant to our Restated Stock Option Plan.

(2)
During the quarter ended June 30, 2018, no shares of our common stock were repurchased pursuant to our Board-Approved share repurchase program. In May 2018, we received Board Approval to extend the repurchase program through May 2019. For more information on this program, refer to Note 5 in our 2017 Form 10-K.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

AC Draft

NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2018

Exhibit Index
Exhibit Number	Document

10	Purchase and Sale Agreement dated June 20, 2018, between NW Natural Gas Storage LLC and SENSA Holdings LLC.

12	Statement re computation of ratios of earnings to fixed charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from Northwest Natural Gas Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

AC Draft

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 7, 2018
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

AC Draft