Form 10-Q
period 2018-09-30
NORTHWEST NATURAL GAS CO; Northwest Natural Holding Co
filed 2018-11-06
CIK 73020, 1733998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to____________

Commission file number 1-15973		Commission file number 1-38681

NORTHWEST NATURAL GAS COMPANY		NORTHWEST NATURAL HOLDING COMPANY
(Exact name of registrant as specified in its charter)		(Exact name of registrant as specified in its charter)
Oregon	93-0256722	Oregon	82-4710680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
220 N.W. Second Avenue, Portland, Oregon 97209 (Address of principal executive offices) (Zip Code) Registrant’s telephone number: (503) 226-4211		220 N.W. Second Avenue, Portland, Oregon 97209 (Address of principal executive offices) (Zip Code) Registrant’s telephone number: (503) 226-4211

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

NORTHWEST NATURAL GAS COMPANY Yes[ X ] No[ ]		NORTHWEST NATURAL HOLDING COMPANY Yes[ X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

NORTHWEST NATURAL GAS COMPANY Yes[ X ] No[ ]		NORTHWEST NATURAL HOLDING COMPANY Yes[ X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

NORTHWEST NATURAL GAS COMPANY		NORTHWEST NATURAL HOLDING COMPANY
Large Accelerated Filer [ ]		Large Accelerated Filer [ X ]
Accelerated Filer [ ]		Accelerated Filer [ ]
Non-accelerated Filer [ X ]		Non-accelerated Filer [ ]
Smaller Reporting Company [ ]		Smaller Reporting Company [ ]
Emerging Growth Company [ ]		Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
NORTHWEST NATURAL GAS COMPANY Yes[ ] No[ X ]		NORTHWEST NATURAL HOLDING COMPANY Yes[ ] No[ X ]

At October 26, 2018, 28,844,682 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding, and 28,844,190 shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) were outstanding, all of which were held by Northwest Natural Holding Company.

This combined Form 10-Q is separately filed by Northwest Natural Holding Company and Northwest Natural Gas Company. Information contained in this document relating to Northwest Natural Gas Company is filed by Northwest Natural Holding Company and separately by Northwest Natural Gas Company. Northwest Natural Gas Company makes no representation as to information relating to Northwest Natural Holding Company or its subsidiaries, except as it may relate to Northwest Natural Gas Company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives, goals or strategies;

•	assumptions, generalizations and estimates;

•	ongoing continuation of past practices or patterns;

•	future events or performance;

•	trends;

•	risks;

•	timing and cyclicality;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital or organizational structure, including restructuring as a holding company;

•	climate change and our role in a low-carbon future;

•	growth;

•	customer rates;

•	labor relations and workforce succession;

•	commodity costs;

•	gas reserves;

•	operational and financial performance and costs;

•	energy policy, infrastructure and preferences;

•	public policy approach and involvement;

•	efficacy of derivatives and hedges;

•	liquidity, financial positions, and planned securities issuances;

•	valuations;

•	project and program development, expansion, or investment;

•	business development efforts, including acquisitions and integration thereof;

•	asset dispositions and outcomes thereof;

•	pipeline capacity, demand, location, and reliability;

•	adequacy of property rights and headquarter development;

•	technology implementation and cybersecurity practices;

•	competition;

•	procurement and development of gas supplies;

•	estimated expenditures;

•	costs of compliance;

•	credit exposures;

•	seasonality of gas utility earnings;

•	rate or regulatory outcomes, recovery or refunds;

•	impacts or changes of laws, rules and regulations;

•	tax liabilities or refunds, including effects of tax reform and related timing variances;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations, expectations and treatment with respect to retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	effects of new or anticipated changes in critical accounting policies or estimates;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future operational or financial performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in NW Natural's 2017 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and in Part I, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, respectively of Part II of this report.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2018	2017	2018	2017

Operating revenues	$91,239	$86,213	$479,441	$516,413

Operating expenses:
Cost of gas	25,538	27,239	175,697	223,855
Operations and maintenance	37,569	34,267	115,120	106,710
Environmental remediation	1,022	1,355	7,528	10,920
General taxes	7,589	7,540	24,792	23,423
Revenue taxes	3,522	—	20,731	—
Depreciation and amortization	21,485	20,352	63,507	60,529
Other operating expenses	625	—	2,157	—
Total operating expenses	97,350	90,753	409,532	425,437
Income (loss) from operations	(6,111)	(4,540)	69,909	90,976
Other income (expense), net	(312)	139	(1,139)	(624)
Interest expense, net	9,006	9,208	27,051	28,311
Income (loss) before income taxes	(15,429)	(13,609)	41,719	62,041
Income tax (benefit) expense	(4,285)	(5,722)	11,191	24,456
Net income (loss) from continuing operations	(11,144)	(7,887)	30,528	37,585
Loss from discontinued operations, net of tax	(650)	(608)	(1,783)	(3,041)
Net income (loss)	(11,794)	(8,495)	28,745	34,544
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $55 and $98 for the three months ended and $166 and $275 for the nine months ended September 30, 2018 and 2017, respectively	154	150	461	423
Comprehensive income (loss)	$(11,640)	$(8,345)	$29,206	$34,967
Average common shares outstanding:
Basic	28,815	28,678	28,787	28,653
Diluted	28,815	28,678	28,846	28,734
Earnings (loss) from continuing operations per share of common stock:
Basic	$(0.39)	$(0.28)	$1.06	$1.32
Diluted	(0.39)	(0.28)	1.06	1.31
Loss from discontinued operations per share of common stock:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.11)
Diluted	(0.02)	(0.02)	(0.06)	(0.11)
Earnings (loss) per share of common stock:
Basic	$(0.41)	$(0.30)	$1.00	$1.21
Diluted	(0.41)	(0.30)	1.00	1.20

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2018	2017	2017

Assets:
Current assets:
Cash and cash equivalents	$29,965	$15,780	$3,472
Accounts receivable	25,125	21,930	66,236
Accrued unbilled revenue	16,351	15,974	62,381
Allowance for uncollectible accounts	(394)	(459)	(956)
Regulatory assets	41,241	49,504	45,781
Derivative instruments	2,871	2,073	1,735
Inventories	53,064	59,135	47,577
Gas reserves	16,916	16,218	15,704
Other current assets	20,376	17,285	24,949
Discontinued operations current assets (Note 16)	12,644	2,106	3,057
Total current assets	218,159	199,546	269,936
Non-current assets:
Property, plant, and equipment	3,370,388	3,148,545	3,204,635
Less: Accumulated depreciation	996,994	954,782	960,477
Total property, plant, and equipment, net	2,373,394	2,193,763	2,244,158
Gas reserves	70,556	87,876	84,053
Regulatory assets	333,917	345,352	356,608
Derivative instruments	861	1,555	1,306
Other investments	65,113	69,245	66,363
Goodwill	6,563	—	—
Other non-current assets	12,844	4,192	6,505
Discontinued operations non-current assets (Note 16)	—	204,078	10,817
Total non-current assets	2,863,248	2,906,061	2,769,810
Total assets	$3,081,407	$3,105,607	$3,039,746

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2018	2017	2017

Liabilities and equity:
Current liabilities:
Short-term debt	$100,500	$—	$54,200
Current maturities of long-term debt	84,940	21,995	96,703
Accounts payable	80,143	87,123	111,021
Taxes accrued	13,074	11,933	18,883
Interest accrued	9,453	9,854	6,773
Regulatory liabilities	37,504	34,659	34,013
Derivative instruments	8,828	8,968	18,722
Other current liabilities	35,497	27,218	39,942
Discontinued operations current liabilities (Note 16)	13,003	1,201	1,593
Total current liabilities	382,942	202,951	381,850
Long-term debt	724,654	757,429	683,184
Deferred credits and other non-current liabilities:
Deferred tax liabilities	274,315	572,293	270,526
Regulatory liabilities	606,175	363,838	586,093
Pension and other postretirement benefit liabilities	212,249	212,259	223,333
Derivative instruments	3,016	3,926	4,649
Other non-current liabilities	140,475	134,123	135,292
Discontinued operations - non-current liabilities (Note 16)	—	12,106	12,043
Total deferred credits and other non-current liabilities	1,236,230	1,298,545	1,231,936
Commitments and contingencies (Note 15)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 28,844, 28,713, and 28,736 at September 30, 2018 and 2017, and December 31, 2017, respectively	455,499	447,129	448,865
Retained earnings	290,059	406,081	302,349
Accumulated other comprehensive loss	(7,977)	(6,528)	(8,438)
Total equity	737,581	846,682	742,776
Total liabilities and equity	$3,081,407	$3,105,607	$3,039,746

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2018	2017

Operating activities:
Net income	$28,745	$34,544
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	63,507	60,529
Regulatory amortization of gas reserves	12,056	12,036
Deferred income taxes	3,954	17,287
Qualified defined benefit pension plan expense	4,450	3,923
Contributions to qualified defined benefit pension plans	(11,690)	(15,400)
Deferred environmental expenditures, net	(10,547)	(10,468)
Amortization of environmental remediation	7,528	10,920
Regulatory revenue deferral from the TCJA	6,983	—
Other	1,541	2,522
Changes in assets and liabilities:
Receivables, net	83,194	90,311
Inventories	(5,134)	(5,372)
Income taxes	(5,809)	(216)
Accounts payable	(22,929)	(29,282)
Interest accrued	2,680	3,888
Deferred gas costs	2,372	13,419
Other, net	(3,588)	28
Discontinued operations	1,216	4,187
Cash provided by operating activities	158,529	192,856
Investing activities:
Capital expenditures	(158,795)	(145,274)
Other	(1,661)	(1,131)
Discontinued operations	(619)	(167)
Cash used in investing activities	(161,075)	(146,572)
Financing activities:
Repurchases related to stock-based compensation	—	(2,034)
Proceeds from stock options exercised	1,368	3,711
Long-term debt issued	50,000	100,000
Long-term debt retired	(22,000)	(40,000)
Change in short-term debt	46,300	(53,300)
Cash dividend payments on common stock	(38,387)	(40,390)
Stock purchases related to acquisitions	(7,951)	—
Other	(291)	(2,012)
Cash provided by (used in) financing activities	29,039	(34,025)
Increase in cash and cash equivalents	26,493	12,259
Cash and cash equivalents, beginning of period	3,472	3,521
Cash and cash equivalents, end of period	$29,965	$15,780

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$22,821	$22,859
Income taxes paid, net of refunds	22,047	11,581
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30,
In thousands, except share amounts	2018

Assets:
Current assets:
Cash and cash equivalents	$20,000
Total current assets	20,000
Total assets	$20,000

Equity:
Common stock - no par value; authorized 100,000,000 shares; 100 issued and outstanding at September 30, 2018	$20,000
Total equity	$20,000

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

In thousands	Inception through September 30, 2018

Financing activities:
Capital contributions	$20,000
Cash provided by financing activities	20,000
Increase in cash and cash equivalents	20,000
Cash and cash equivalents, at inception	—
Cash and cash equivalents, end of period	$20,000

See Notes to Unaudited Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

On October 1, 2018, Northwest Natural Gas Company (NW Natural) and Northwest Natural Holding Company (NW Holdings) completed the reorganization into a holding company structure. NW Holdings is now the parent holding company of NW Natural, NW Natural Water Company, LLC (NWN Water) and other subsidiaries previously held by NW Natural. For further discussion, see Note 17. These financial statements and accompanying notes are for the period ending September 30, 2018 and reflect the organizational structure prior to the reorganization.

The accompanying consolidated financial statements represent the consolidated results of NW Natural and all companies NW Natural directly or indirectly controlled, either through majority ownership or otherwise as of September 30, 2018. NW Natural's regulated local gas distribution business, referred to as the utility segment, is NW Natural's core operating business and serves residential, commercial, and industrial customers in Oregon and southwest Washington. The other category primarily includes the non-utility portion of the Mist gas storage facility that provides storage services for utilities, gas marketers, electric generators, and large industrial users from facilities located in Oregon. In addition, prior to the reorganization NW Natural held regulated water services, other investments, and other non-utility activities reported as other.

NW Natural's direct and indirect wholly-owned subsidiaries as of September 30, 2018 include:

•	NW Natural Energy, LLC (NWN Energy);

◦	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	Northwest Energy Corporation (Energy Corp);

◦	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NNG Financial Corporation (NNG Financial);

•	NW Natural Water Company, LLC (NWN Water);

◦	Falls Water Co., Inc. (Falls Water);

◦	Cascadia Water, LLC (Cascadia);

•	Northwest Natural Holding Company (NW Holdings); and

◦	NWN Merger Sub, Inc. (NWN Holdco Sub).

NW Holdings' direct and indirect wholly-owned subsidiaries as of the filing date of this report include:

•	Northwest Natural Gas Company (NW Natural);

◦	Northwest Energy Corporation (Energy Corp);

•	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

◦	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

•	NW Natural Water Company, LLC (NWN Water);

◦	Falls Water Co., Inc. (Falls Water);

◦	Salmon Valley Water Company;

◦	Cascadia Water, LLC (Cascadia);

◦	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

◦	NW Natural Water of Washington, LLC; and

◦	NW Natural Water of Idaho, LLC.

Investments in corporate joint ventures and partnerships that the registrant does not directly or indirectly control, and for which it is not the primary beneficiary, include NWN Energy's investment in Trail West Holdings, LLC (TWH), which is accounted for under the equity method, and NNG Financial's investment in Kelso-Beaver Pipeline. The consolidated financial statements are presented after elimination of all intercompany balances and transactions. In this report, the term “utility” is used to describe NW Natural's regulated gas distribution business, and the term “non-utility” is used to describe the non-utility portion of the Mist gas storage facility and other non-utility investments and business activities.

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Natural's 2017 Annual Report on Form 10-K (2017 Form 10-K), taking into consideration the changes mentioned below in this Note 1 and in Notes 4 and 15, as reflected in Exhibit 99.1 to the Current Report on Form 8-K (Form 8-K) filed on September 24, 2018. A significant part of NW Natural's business is of a seasonal nature; therefore, results of operations for interim periods are not necessarily indicative of full year results.

During the second quarter of 2018, we moved forward with NW Natural's long-term strategic plans, which include a shift away from the California gas storage business. In June 2018, NWN Gas Storage, a wholly-owned subsidiary, entered into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in its wholly-owned subsidiary, Gill Ranch, subject to various regulatory approvals and closing conditions. We have concluded that the pending sale of Gill Ranch qualifies as assets and liabilities held for sale and discontinued operations. As such, for all periods presented, the results of Gill Ranch have been presented as a discontinued operation on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and liabilities on the consolidated balance sheets. See Note 16 for additional information. Additionally, we reevaluated reportable segments and concluded that the remaining gas storage activities no longer meet the requirements to be separately reported as a segment. The non-utility portion of the Mist gas storage facility is now reported as other, and all prior periods reflect this change. See Note 4, which provides segment information. These reclassifications had no effect on the prior year's consolidated results of operations, financial condition, or cash flows.

NW Holdings was formed on March 7, 2018. The accompanying financial statements for NW Holdings are provided in accordance with Exchange Act Rules 13a-13 and 15d-13. There was no income statement activity for NW Holdings during the period ended September 30, 2018 and thus no income statement is provided for NW Holdings. Prior to completing the reorganization, NW Holdings received a $20.0 million capital contribution.

Notes to the consolidated financial statements reflect the activity of continuing operations for all periods presented, unless otherwise noted. Note 16 provides information regarding discontinued operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2017 Form 10-K. There were no material changes to those accounting policies during the nine months ended September 30, 2018 other than those incorporated in Note 5, Note 13, and Note 16 relating to revenue, business combinations and goodwill, and discontinued operations, respectively. The following are current updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
In applying regulatory accounting principles, NW Natural capitalizes or defers certain costs and revenues as regulatory assets and liabilities pursuant to orders of the Oregon Public Utilities Commission (OPUC), Washington Utilities and Transportation Commission (WUTC) or Idaho Public Utilities Commission (IPUC), which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
	September 30,		December 31,
In thousands	2018	2017	2017
Current:
Unrealized loss on derivatives(1)	$8,828	$8,887	$18,712
Gas costs	461	1,851	154
Environmental costs(2)	5,633	6,362	6,198
Decoupling(3)	11,990	15,663	11,227
Income taxes	2,217	4,378	2,218
Other(4)	12,112	12,363	7,272
Total current	$41,241	$49,504	$45,781
Non-current:
Unrealized loss on derivatives(1)	$3,016	$3,926	$4,649
Pension balancing(5)	72,291	57,599	60,383
Income taxes	19,267	36,591	19,991
Pension and other postretirement benefit liabilities	165,741	172,687	179,824
Environmental costs(2)	63,464	63,339	72,128
Gas costs	14	48	84
Decoupling(3)	829	1,025	3,970
Other(4)	9,295	10,137	15,579
Total non-current	$333,917	$345,352	$356,608

	Regulatory Liabilities
	September 30,		December 31,
In thousands	2018	2017	2017
Current:
Gas costs	$20,716	$16,459	$14,886
Unrealized gain on derivatives(1)	2,862	2,020	1,674
Decoupling(3)	1,697	314	322
Other(4)	12,229	15,866	17,131
Total current	$37,504	$34,659	$34,013
Non-current:
Gas costs	$1,409	$1,015	$4,630
Unrealized gain on derivatives(1)	861	1,555	1,306
Decoupling(3)	119	—	957
Income taxes(6)	223,841	—	213,306
Accrued asset removal costs(7)	375,257	356,106	360,929
Other(4)	4,688	5,162	4,965
Total non-current	$606,175	$363,838	$586,093

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

We believe all costs incurred and deferred at September 30, 2018 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

New Accounting Standards
We consider the applicability and impact of all accounting standards updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on NW Natural's consolidated financial position or results of operations.

Recently Adopted Accounting Pronouncements
STOCK COMPENSATION. On May 10, 2017, the FASB issued ASU 2017-09, "Stock Compensation - Scope of Modification Accounting." The purpose of the amendment is to provide clarity, reduce diversity in practice, and reduce the cost and complexity when applying the guidance in Topic 718, related to a change to the terms or conditions of a share-based payment award. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this update were effective for NW Natural beginning January 1, 2018, and will be applied prospectively to any award modified on or after the adoption date. The adoption did not have a material impact to financial statements or disclosures.

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

Upon adoption, the ASU required that changes to the income statement presentation of net periodic benefit cost be applied retrospectively, while changes to amounts capitalized must be applied prospectively. As such, the interest cost, expected return on assets, amortization of prior service costs, and other costs have been reclassified from operations and maintenance expense to other income (expense), net on the consolidated statement of comprehensive income for the three and nine months ended September 30, 2017. NW Natural did not elect the practical expedient which would have allowed us to reclassify amounts disclosed previously in the pension and other postretirement benefits footnote disclosure as the basis for applying retrospective presentation. As mentioned above, on a prospective basis, the other components of net periodic benefit cost will not be eligible for capitalization, however, they will continue to be included in the pension regulatory balancing mechanism.

The retrospective presentation requirement related to the other components of net periodic benefit cost affected the operations and maintenance expense and other income (expense), net lines on the consolidated statement of comprehensive income. For the three and nine months ended September 30, 2017, $1.4 million and $4.0 million of expense was reclassified from operations and maintenance expense and included in other income (expense), net, respectively.

GOODWILL. On January 26, 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." The ASU removes Step 2 from the goodwill impairment test and under the amended guidance an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount in which the carrying amounts exceeds the fair value of the reporting unit. The amendments in this standard are effective for us beginning January 1, 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. NW Natural early adopted ASU 2017-04 in the third quarter ended September 30, 2018. The adoption of this ASU did not materially affect the financial statements and disclosures.

STATEMENT OF CASH FLOWS. On August 26, 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." The ASU adds guidance pertaining to the classification of certain cash receipts and payments on the statement of cash flows. The purpose of the amendment is to clarify issues that have been creating diversity in practice. The amendments in this standard were effective for us beginning January 1, 2018, and the adoption did not have a material impact to financial statements or disclosures as NW Natural's historical practices and presentation were consistent with the directives of this ASU.

FINANCIAL INSTRUMENTS. On January 5, 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The new standard was effective for us beginning January 1, 2018, and the adoption did not materially impact financial statements or disclosures.

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

The new accounting standard and all related amendments were effective for us beginning January 1, 2018. NW Natural applied the accounting standard to all contracts using the modified retrospective method. The new standard is primarily reflected in the consolidated statement of comprehensive income and Note 5. The implementation of the new revenue standard did not result in changes to how NW Natural currently recognizes revenue, and therefore, no cumulative effect or adjustment to the opening balance of retained earnings was required. The implementation did result in changes to the disclosures and presentation of revenue and expenses. The comparative information for prior years has not been restated. There is no material impact to financial results and no significant changes to NW Natural's control environment due to the adoption of the new revenue standard on an ongoing basis.

As previously discussed, the adoption of the new revenue standard did not impact the consolidated balance sheet or statement of cash flows but did result in changes to the presentation of the consolidated statements of comprehensive income. Had the adoption of the new revenue standard not occurred, operating revenues for the three and nine months ended September 30, 2018 would have been $87.7 million and $458.7 million, compared to the reported amounts of $91.2 million and $479.4 million under the new revenue standard, respectively. Similarly, absent the impact of the new revenue standard, operating expenses would have been $93.9 million and $388.8 million, compared to the reported amounts of $97.4 million and $409.5 million under the new revenue standard for the three and nine months ended September 30, 2018, respectively. The effect of the change was an increase in both operating revenues and operating expenses of $3.5 million and $20.7 million for the three and nine months ended September 30, 2018, respectively, due to the change in presentation of revenue taxes. As part of the adoption of the new revenue standard, we evaluated the presentation of revenue taxes under the new guidance and across NW Natural's peer group and concluded that the gross presentation of revenue taxes provides the greatest level of consistency and transparency. Prior to the adoption of the new revenue standard, a portion of revenue taxes was presented net in operating revenues and a portion was recorded directly on the balance sheet. During the three and nine months ended September 30, 2018, NW Natural recognized $3.5 million and $20.7 million in revenue taxes in operating revenues and operating expenses, respectively. In comparison, for the three and nine months ended September 30, 2017, NW Natural recognized $3.7 million and $23.0 million in revenue taxes, of which $2.3 million and $13.3 million were recorded in operating revenues and $1.4 million and $9.7 million were recorded on the balance sheet, respectively. The change in presentation of revenue taxes had no impact on utility margin, net income or earnings per share.

Recently Issued Accounting Pronouncements
CLOUD COMPUTING. On August 29, 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The purpose of the amendment is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update are effective for us beginning January 1, 2020. Early adoption is permitted. The amended guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the effect of this standard on financial statements and disclosures.

RETIREMENT BENEFITS. On August 28, 2018, the FASB issued ASU 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." The purpose of the amendment is to modify the disclosure requirements for defined benefit pension and other postretirement plans. The amendments in this update are effective for us beginning January 1, 2020. Early adoption is permitted. The amended presentation and disclosure guidance should be applied retrospectively. We are currently assessing the effect of this standard on disclosures.

FAIR VALUE MEASUREMENT. On August 28, 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." The purpose of the amendment is to modify the disclosure requirements for fair value measurements. The amendments in this update are effective for us beginning January 1, 2020. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. We are currently assessing the effect of this standard on disclosures.

ACCUMULATED OTHER COMPREHENSIVE INCOME. On February 14, 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This update was issued in response to concerns from certain stakeholders regarding the current requirements under U.S. GAAP that deferred tax assets and liabilities are adjusted for a change in tax laws or rates, and the effect is to be included in income from continuing operations in the period of the enactment date. This requirement is also applicable to items in accumulated other comprehensive income where the related tax effects were originally recognized in other comprehensive income. The adjustment of deferred taxes due to the new corporate income tax rate enacted through the Tax Cuts and Jobs Act (TCJA) on December 22, 2017 recognized in income from continuing operations causes the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) to not reflect the appropriate tax rate. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and require certain disclosures about stranded tax effects. The amendments in this update are effective for us beginning January 1, 2019, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate income tax rate in the TCJA is recognized. The reclassification allowed in this update is elective, and we are currently assessing whether NW Natural will make the reclassification. This update is not expected to have a material impact on financial condition.

DERIVATIVES AND HEDGING. On August 28, 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of the amendment is to more closely align hedge accounting with companies’ risk management strategies. The ASU amends the accounting for risk component hedging, the hedged item in fair value hedges of interest rate risk, and amounts excluded from the assessment of hedge effectiveness. The guidance also amends the recognition and presentation of the effect of hedging instruments and includes other simplifications of hedge accounting. The amendments in this update are effective for us beginning January 1, 2019. Early adoption is permitted. The amended presentation and disclosure guidance is required prospectively. We are currently assessing the effect of this standard on financial statements and disclosures.

LEASES. On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which revises the existing lease accounting guidance. Pursuant to the new standard, lessees will be required to recognize all leases, including operating leases that are greater than 12 months at lease commencement, on the balance sheet and record corresponding right-of-use assets and lease liabilities. Lessor accounting will remain substantially the same under the new standard. Quantitative and qualitative disclosures are also required for users of the financial statements to have a clear understanding of the nature of NW Natural's leasing activities. On November 29, 2017, the FASB proposed an additional practical expedient that would allow entities to apply the transition requirements on the effective date of the standard. Additionally, on January 25, 2018, the FASB issued ASU 2018-01, "Land Easement Practical Expedient for Transition to Topic 842", to address the costs and complexity of applying the transition provisions of the new lease standard to land easements. This ASU provides an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under the current lease guidance. The standard and associated ASUs are effective for us beginning January 1, 2019. We are currently assessing NW Natural's lease population and material contracts to determine the effect of this standard on financial statements and disclosures. Refer to Note 14 of the 2017 Form 10-K for NW Natural's current lease commitments.

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

Diluted earnings (loss) from continuing operations per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2018	2017	2018	2017
Net income (loss) from continuing operations	$(11,144)	$(7,887)	$30,528	$37,585
Average common shares outstanding - basic	28,815	28,678	28,787	28,653
Additional shares for stock-based compensation plans (See Note 6)	—	—	59	81
Average common shares outstanding - diluted	28,815	28,678	28,846	28,734
Earnings (loss) from continuing operations per share of common stock - basic	$(0.39)	$(0.28)	$1.06	$1.32
Earnings (loss) from continuing operations per share of common stock - diluted	$(0.39)	$(0.28)	$1.06	$1.31
Additional information:
Antidilutive shares	73	96	4	15

4. SEGMENT INFORMATION

We primarily operate in one reportable business segment, which is NW Natural's local gas distribution business and is referred to as the utility segment. During the second quarter of 2018, we moved forward with long-term strategic plans, which include a shift away from the California gas storage business, by entering into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in Gill Ranch, subject to various regulatory approvals and closing conditions. As such, we reevaluated reportable segments and concluded that the gas storage activities no longer meet the requirements of a reportable segment. Ongoing, non-utility gas storage activities, which include interstate storage and asset management activities at the Mist gas storage facility, are now reported as other. NW Natural also has regulated water operations, other investments, and business activities not specifically related to the utility segment, which are aggregated and reported as other. We refer to NW Natural's local gas distribution business as the utility and all other activities as non-utility.

Local Gas Distribution
NW Natural's local gas distribution segment is a regulated utility principally engaged in the purchase, sale, and delivery of natural gas and related services to customers in Oregon and southwest Washington. As a regulated utility, NW Natural is responsible for building and maintaining a safe and reliable pipeline distribution system, purchasing sufficient gas supplies from producers and marketers, contracting for firm and interruptible transportation of gas over interstate pipelines to bring gas from the supply basins into its service territory, and re-selling the gas to customers subject to rates, terms, and conditions approved by the OPUC or WUTC. Gas distribution also includes taking customer-owned gas and transporting it from interstate pipeline connections, or city gates, to the customers’ end-use facilities for a fee, which is approved by the OPUC or WUTC. As of December 31, 2017, approximately 89% of NW Natural's customers are located in Oregon and 11% in Washington. On an annual basis, residential and commercial customers typically account for around 60% of utility total volumes delivered and 90% of utility margin. Industrial customers largely account for the remaining volumes and utility margin. A small amount of utility margin is also derived from miscellaneous services, gains or losses from an incentive gas cost sharing mechanism, and other service fees.
Industrial sectors served by NW Natural include: pulp, paper, and other forest products; the manufacture of electronic, electrochemical and electrometallurgical products; the processing of farm and food products; the production of various mineral products; metal fabrication and casting; the production of machine tools, machinery, and textiles; the manufacture of asphalt, concrete, and rubber; printing and publishing; nurseries; government and educational institutions; and electric generation.
In addition to NW Natural's local gas distribution business, the utility segment also includes the utility portion of the Mist underground storage facility, the North Mist gas storage expansion in Oregon, and NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp.

Other
Regulated water operations, non-utility investments, and other business activities are aggregated and reported as other. Other includes NWN Gas Storage, a wholly-owned subsidiary of NWN Energy, and the non-utility portion of the Mist facility in Oregon and third-party asset management services. Earnings from non-utility assets at the Mist facility are primarily related to firm storage capacity revenues. Earnings from the Mist facility also include revenue, net of amounts shared with utility customers, from management of utility assets at Mist and upstream pipeline capacity when not needed to serve utility customers. Under the Oregon sharing mechanism, NW Natural retains 80% of the pre-tax income from these services when the costs of the capacity have not been included in utility rates, or 33% of the pre-tax income when the costs have been included in utility rates. The remaining 20% and 67%, respectively, are recorded to a deferred regulatory account for crediting back to utility customers.

Other also includes NNG Financial, non-utility appliance retail center operations, NWN Water, which consolidates the regulated water operations and is pursuing other investments in the water sector itself and through its wholly-owned subsidiaries Falls Water and Cascadia, NWN Energy's equity investment in TWH, which is pursuing development of a cross-Cascades transmission pipeline project and NW Holdings, which was used in effecting the holding company reorganization of NW Natural through its wholly-owned subsidiary NWN Holdco Sub. See Note 1 for information regarding changes to NW Natural's organizational structure subsequent to September 30, 2018.

All prior period amounts have been retrospectively adjusted to reflect the change in reportable segments and the designation of Gill Ranch as a discontinued operation.

Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segments of continuing operations. See Note 16 for information regarding the discontinued operation, Gill Ranch.

	Three Months Ended September 30,
In thousands	Utility	Other	Total
2018
Operating revenues	$85,077	$6,162	$91,239
Depreciation and amortization	21,127	358	21,485
Income (loss) from operations	(9,780)	3,669	(6,111)
Net income (loss) from continuing operations	(11,983)	839	(11,144)
Capital expenditures	55,914	511	56,425
2017
Operating revenues	$81,126	$5,087	$86,213
Depreciation and amortization	20,023	329	20,352
Income (loss) from operations	(8,624)	4,084	(4,540)
Net income (loss) from continuing operations	(10,349)	2,462	(7,887)
Capital expenditures	50,009	932	50,941

	Nine Months Ended September 30,
In thousands	Utility	Other	Total
2018
Operating revenues	$461,525	$17,916	$479,441
Depreciation and amortization	62,436	1,071	63,507
Income from operations	59,521	10,388	69,909
Net income from continuing operations	24,930	5,598	30,528
Capital expenditures	156,609	2,186	158,795
Total assets at September 30, 2018(1)	2,972,066	96,697	3,068,763
2017
Operating revenues	$503,947	$12,466	$516,413
Depreciation and amortization	59,541	988	60,529
Income from operations	81,661	9,315	90,976
Net income from continuing operations	31,980	5,605	37,585
Capital expenditures	143,128	2,146	145,274
Total assets at September 30, 2017(1)	2,835,860	63,563	2,899,423
Total assets at December 31, 2017(1)	2,961,326	64,546	3,025,872

(1)	Total assets exclude assets related to discontinued operations of $12.6 million, $206.2 million, and $13.9 million as of September 30, 2018, September 30, 2017, and December 31, 2017, respectively.

Utility Margin
Utility margin is a financial measure used by the chief operating decision maker (CODM) consisting of utility operating revenues, reduced by the associated cost of gas, environmental recovery revenues, and revenue taxes. The cost of gas purchased for utility customers is generally a pass-through cost in the amount of revenues billed to regulated utility customers. Environmental recovery revenues represent collections received from customers through the environmental recovery mechanism in Oregon. These collections are offset by the amortization of environmental liabilities, which is presented as environmental remediation expense in operating expenses. Revenue taxes are collected from utility customers and remitted to taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. By subtracting cost of gas, environmental remediation expense, and revenue taxes from utility operating revenues, utility margin provides a key metric used by the CODM in assessing the performance of the utility segment.

The following table presents additional segment information concerning utility margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Utility margin calculation:
Utility operating revenues	$85,077	$81,126	$461,525	$503,947
Less: Utility cost of gas	25,593	27,239	175,864	223,855
Environmental remediation expense	1,022	1,355	7,528	10,920
Revenue taxes(1)	3,522	—	20,731	—
Utility margin	$54,940	$52,532	$257,402	$269,172

(1)
The change in presentation of revenue taxes was a result of the adoption of ASU 2014-09 "Revenue From Contracts with Customers" and all related amendments on January 1, 2018. This change had no impact on utility margin results as revenue taxes were previously presented net in utility operating revenue. For additional information, see Note 2.

5. REVENUE

The following table presents disaggregated revenue from continuing operations:

	Three months ended September 30, 2018
In thousands	Utility	Other	Total
Local gas distribution revenue	$82,358	$—	$82,358
Gas storage revenue, net	—	2,415	2,415
Asset management revenue, net	—	2,714	2,714
Appliance retail center revenue	—	1,033	1,033
Revenue from contracts with customers	82,358	6,162	88,520

Alternative revenue	1,994	—	1,994
Leasing revenue	725	—	725
Total operating revenues	$85,077	$6,162	$91,239

	Nine months ended September 30, 2018
In thousands	Utility	Other	Total
Local gas distribution revenue	$455,312	$—	$455,312
Gas storage revenue, net	—	7,189	7,189
Asset management revenue, net	—	6,974	6,974
Appliance retail center revenue	—	3,753	3,753
Revenue from contracts with customers	455,312	17,916	473,228

Alternative revenue	5,285	—	5,285
Leasing revenue	928	—	928
Total operating revenues	$461,525	$17,916	$479,441

Revenue is recognized when the obligation to customers is satisfied and in the amount we expect to receive in exchange for transferring goods or providing services. Revenue from contracts with customers contain one performance obligation that is generally satisfied over time, using the output method based on time elapsed, due to the continuous nature of the service provided. The transaction price is determined per a set price agreed upon in the contract or dependent on regulatory tariffs. Customer accounts are settled on a monthly basis or paid at time of sale and based on historical experience. It is probable that NW Natural will collect substantially all of the consideration to which it is entitled to receive.

NW Natural does not have any material contract assets, as net accounts receivable and accrued unbilled revenue balances are unconditional and only involve the passage of time until such balances are billed and collected. NW Natural does not have any material contract liabilities.

Revenue-based taxes are primarily franchise taxes, which are collected from utility customers and remitted to taxing authorities. Beginning January 1, 2018, revenue taxes are included in operating revenues with an equal and offsetting expense recognized in operating expenses in the consolidated statement of comprehensive income.

Utility Segment
Local gas distribution revenue. NW Natural's primary source of revenue is providing natural gas to customers in its service territory, which include residential, commercial, industrial and transportation customers. Gas distribution revenue is generally recognized over time upon delivery of the gas commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the Oregon and Washington tariffs. Customer accounts are to be paid in full each month, and there is no right of return or warranty for services provided. Revenues include firm and interruptible sales and transportation services, franchise taxes recovered from the customer, late payment fees, service fees, and accruals for gas delivered but not yet billed (accrued unbilled revenue). The accrued unbilled revenue balance is based on estimates of deliveries during the period from the last meter reading and management judgment is required for a number of factors used in this calculation, including customer use and weather factors.

NW Natural applied the significant financing practical expedient and has not adjusted the consideration it expects to receive from utility customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, NW Natural does not disclose the value of unsatisfied performance obligations as of September 30, 2018.

Alternative revenue. Weather normalization (WARM) and decoupling mechanisms are considered to be alternative revenue programs. Alternative revenue programs are considered to be contracts between NW Natural and its regulator and are excluded from revenue from contracts with customers.

Leasing revenue. Leasing revenue primarily consists of rental revenue for small leases of utility-owned property to third parties. The transactions are accounted for as operating leases and the revenue is recognized on a straight-line basis over the term of the lease agreement. Lease revenue is excluded from revenue from contracts with customers.

Other
Gas storage revenue. NW Natural's gas storage activity includes the non-utility portion of the Mist facility, which is used to store natural gas for customers. Gas storage revenue is generally recognized over time as the gas storage service is provided to the customer and the amount of consideration received and recognized as revenue is dependent on set rates defined per the storage agreements. Noncash consideration in the form of dekatherms of natural gas is received as consideration for providing gas injection services to gas storage customers. This noncash consideration is measured at fair value using the average spot rate. Customer accounts are generally paid in full each month, and there is no right of return or warranty for services provided. Revenues include firm and interruptible storage services, net of the profit sharing amount refunded to utility customers.

Asset management revenue. Asset management revenue is generally recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Revenues include the optimization of the storage assets and pipeline capacity provided, net of the profit sharing amount refunded to utility customers. Asset management accounts are settled on a monthly basis.

As of September 30, 2018, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $43.8 million. Of this amount, approximately $5.1 million will be recognized during the remainder of 2018, $11.9 million in 2019, $9.2 million in 2020, $8.3 million in 2021, $4.6 million in 2022 and $4.7 million thereafter. The amounts presented here are calculated using current contracted rates. On October 12, 2018, NW Natural filed a rate petition with FERC for revised maximum cost-based rates, which incorporated the new federal corporate income tax rate as well as an updated depreciation study. NW Natural does not expect the new FERC rates to have a significant financial impact.

Appliance retail center revenue. NW Natural owns and operates an appliance store that is open to the public, where customers can purchase natural gas home appliances. Revenue from the sale of appliances is recognized at the point in time in which the appliance is transferred to the third party responsible for delivery and installation services and when the customer has legal title to the appliance. It is required that the sale be paid for in full prior to transfer of legal title. The amount of consideration received and recognized as revenue varies with changes in marketing incentives and discounts offered to customers.

6. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Natural, and after October 1, 2018, NW Holdings, by employees and officers of NW Natural and certain approved affiliates. These compensation plans include a Long Term Incentive Plan (LTIP), an Employee Stock Purchase Plan (ESPP), and a Restated Stock Option Plan. For additional information on stock-based compensation plans, see Note 6 in the 2017 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the nine months ended September 30, 2018, no performance-based shares were granted under the LTIP for accounting purposes. In February 2018, the 2018 LTIP was awarded to participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2020, there is not a mutual understanding of the award’s key terms and conditions between NW Natural and the participants as of September 30, 2018, and therefore, no expense was recognized for the 2018 award. NW Natural will calculate the grant date fair value and recognize expense once the final performance factor has been approved.

For the 2018 LTIP, award share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2018 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of the Russell 2500 Utilities Index over the three-year performance period. If the target was achieved for the 2018 award, NW Holdings would grant 34,702 shares in the first quarter of 2020.

As of September 30, 2018, there was $1.3 million of unrecognized compensation cost associated with the 2016 and 2017 LTIP grants, which is expected to be recognized through 2019.

Restricted Stock Units
During the nine months ended September 30, 2018, 31,490 RSUs were granted under the LTIP with a weighted-average grant date fair value of $57.37 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. Generally, an RSU obligates us, upon vesting, to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of an RSU is equal to the closing market price of common stock on the grant date. As of September 30, 2018, there was $3.4 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2023.

7. DEBT

Short-Term Debt
At September 30, 2018, NW Natural had short-term debt of $100.5 million, which was comprised entirely of commercial paper. The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 in the 2017 Form 10-K for a description of the fair value hierarchy. At September 30, 2018, NW Natural's commercial paper had a maximum remaining maturity of 12 days and average remaining maturity of 7 days.

Long-Term Debt
At September 30, 2018, NW Natural had long-term debt of $809.6 million, which included $5.9 million of unamortized debt issuance costs. Utility long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2018 through 2048, interest rates ranging from 1.545% to 9.05%, and a weighted average coupon rate of 4.690%. In March 2018, NW Natural retired $22.0 million of FMBs with a coupon rate of 6.60%, and in September 2018, NW Natural issued $50.0 million of FMBs with a coupon rate of 4.110%, due in 2048.

Fair Value of Long-Term Debt
NW Natural's outstanding debt does not trade in active markets. NW Natural estimates the fair value of long-term debt using utility companies with similar credit ratings, terms, and remaining maturities to NW Natural's long-term debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2017 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	September 30,		December 31,
In thousands	2018	2017	2017
Gross long-term debt	$815,534	$786,700	$786,700
Unamortized debt issuance costs	(5,940)	(7,276)	(6,813)
Carrying amount	$809,594	$779,424	$779,887
Estimated fair value(1)	$833,962	$847,068	$853,339
(1) Estimated fair value does not include unamortized debt issuance costs.

8. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

NW Natural recognizes the service cost component of net periodic benefit cost for the pension and other postretirement benefit plans in operations and maintenance expense in the consolidated statements of comprehensive income. The other non-service cost components are recognized in other income (expense), net in the consolidated statements of comprehensive income. The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1,757	$1,881	$80	$98	$5,371	$5,621	$239	$295
Interest cost	4,336	4,484	241	274	12,702	13,428	723	822
Expected return on plan assets	(5,143)	(5,112)	—	—	(15,444)	(15,337)	—	—
Amortization of prior service costs	11	32	(117)	(117)	32	95	(351)	(351)
Amortization of net actuarial loss	5,650	3,656	110	138	14,697	10,899	332	415
Net periodic benefit cost	6,611	4,941	314	393	17,358	14,706	943	1,181
Amount allocated to construction	(659)	(1,581)	(27)	(136)	(2,026)	(4,660)	(82)	(403)
Amount deferred to regulatory balancing account(1)	(3,878)	(1,484)	—	—	(9,381)	(4,519)	—	—
Net amount charged to expense	$2,074	$1,876	$287	$257	$5,951	$5,527	$861	$778

(1)
The deferral of defined benefit pension plan expenses above or below the amount set in rates was approved by the OPUC, with recovery of these deferred amounts through the implementation of a balancing account. On October 26, 2018 the OPUC ordered that the balancing account be frozen as of October 31, 2018, with recovery subject to future proceedings. Effective November 1, 2018 the OPUC authorized an additional $8.1 million to be included in rates for defined benefit pension plan expenses. Deferred pension expense balances include accrued interest at the utility’s authorized rate of return, with the equity portion of the interest recognized when amounts are collected in rates. See Note 2 in the 2017 Form 10-K.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Beginning balance	$(8,131)	$(6,678)	$(8,438)	$(6,951)
Amounts reclassified from AOCL:
Amortization of actuarial losses	209	248	627	698
Total reclassifications before tax	209	248	627	698
Tax (benefit) expense	(55)	(98)	(166)	(275)
Total reclassifications for the period	154	150	461	423
Ending balance	$(7,977)	$(6,528)	$(7,977)	$(6,528)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the nine months ended September 30, 2018, NW Natural made cash contributions totaling $11.7 million to qualified defined benefit pension plans. NW Natural expects further plan contributions of $3.9 million during the remainder of 2018.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $5.0 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017
Income taxes at statutory rates (federal and state)	$(4,136)	$(5,440)	$11,097	$24,472
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(266)	(302)	569	1,282
Other, net	117	20	(475)	(1,298)
Total provision (benefit) for income taxes on continuing operations	$(4,285)	$(5,722)	$11,191	$24,456
Effective tax rate for continuing operations	27.8%	42.0%	26.8%	39.4%

The effective income tax rate for the three and nine months ended September 30, 2018 compared to the same periods in 2017 decreased primarily as a result of the TCJA and lower pre-tax income. See "U.S. Federal TCJA Matters" below and Note 9 in the 2017 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2016 tax year was completed during the first quarter of 2018. There were no material changes to the return as filed. The 2017 tax year is subject to examination under CAP and the 2018 tax year CAP application has been accepted by the IRS.

U.S. Federal TCJA Matters
On December 22, 2017, the TCJA was enacted and permanently lowered the U.S. federal corporate income tax rate to 21% from the previous maximum rate of 35%, effective for the tax year beginning January 1, 2018. The TCJA includes specific provisions related to regulated public utilities that provide for the continued deductibility of interest expense and the elimination of bonus depreciation on a prospective basis.

Under pre-TCJA law, business interest expense was generally deductible in the determination of taxable income. The TCJA imposes a new limitation on the deductibility of net business interest expense in excess of approximately 30% of adjusted taxable income beginning January 1, 2018. Taxpayers operating in the trade or business of public regulated utilities are excluded from these new interest expense limitations. There is ongoing uncertainty with regards to the application of the new interest expense limitation to non-regulated operations, primarily with respect to the allocation of interest between regulated and non-regulated trades or businesses. See Note 9 in the 2017 Form 10-K.

The TCJA generally provides for immediate full expensing for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. This would generally provide for accelerated cost recovery for capital investments. However, the definition of qualified property excludes property used in the trade or business of a public regulated utility. The definition of utility trade or business is the same as that used by the TCJA with respect to the imposition of the net interest expense limitation discussed above. As a result, ongoing uncertainty exists with respect to the application of full expensing to non-regulated activities. See Note 9 in the 2017 Form 10-K.

NW Natural had an estimated regulatory liability of $216.6 million and $213.3 million for the change in regulated utility deferred taxes as a result of the TCJA as of September 30, 2018 and December 31, 2017, respectively. These balances included a gross-up for income taxes of $57.4 million and $56.5 million, respectively. It is possible that this estimated balance may increase or decrease in the future as additional authoritative interpretation of the TCJA becomes available, or as a result of regulatory guidance from the OPUC or WUTC. NW Natural anticipates that until such time that customers receive the direct benefit of this regulatory liability, the balance, net of the additional gross-up for income taxes, will continue to provide an indirect benefit to customers by reducing the utility rate base which is a component of customer rates. It is not yet certain when the final resolution of these regulatory proceedings will occur, and as result, this regulatory liability is classified as long-term.

As noted in the 2017 Form 10-K, Note 9, the determination to exclude all assets placed in service after September 27, 2017 from bonus depreciation was provisional as provided for under Staff Accounting Bulletin (SAB) 118. During the third quarter, the Internal Revenue Service and Treasury issued Proposed Regulations addressing additional first year tax depreciation under the TCJA. These Proposed Regulations, while not definitive, indicate the IRS' initial interpretation that additional first year bonus depreciation was available for regulated utility assets placed in service after September 27, 2017 but before January 1, 2018. On the basis of these proposed regulations, NW Natural revised the provisional estimate of deferred taxes and income taxes payable. NW Natural recognized increases to prepaid income tax of $7.3 million, deferred income tax liability of $4.0 million, and regulatory liability of $3.3 million during the third quarter of 2018.

Utility rates in effect include an allowance to provide for the recovery of the anticipated provision for income taxes incurred as a result of providing regulated services. As a result of the newly enacted 21% federal corporate income tax rate, NW Natural recorded an additional regulatory liability in 2018 reflecting the estimated net reduction in the provision for income taxes. This revenue deferral is based on the estimated net benefit to customers using forecasted regulated utility earnings, considering average weather and associated volumes, and includes a gross-up for income taxes. As of September 30, 2018, a regulatory liability of $7.2 million, including accrued interest, was recorded to reflect this estimated revenue deferral.

10. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations:

	September 30,		December 31,
In thousands	2018	2017	2017
Utility plant in service	$3,068,234	$2,934,424	$2,975,217
Utility construction work in progress	227,200	145,148	159,924
Less: Accumulated depreciation	978,446	937,498	942,879
Utility plant, net	2,316,988	2,142,074	2,192,262
Other plant in service	69,449	64,929	65,372
Other construction work in progress	5,505	4,044	4,122
Less: Accumulated depreciation	18,548	17,284	17,598
Other plant, net (1)	56,406	51,689	51,896
Total property, plant, and equipment	$2,373,394	$2,193,763	$2,244,158

Capital expenditures in accrued liabilities (2)	$27,692	$41,675	$34,761

(1)
Previously reported non-utility balances were restated due to the assets and liabilities associated with Gill Ranch now being classified as discontinued operations assets and liabilities on the consolidated balance sheets. See Note 16 for further discussion.

(2)
Previously reported capital expenditures in accrued liabilities were restated due to the assets and liabilities associated with Gill Ranch now being classified as discontinued operations assets and liabilities on the consolidated balance sheets. Capital expenditures in accrued liabilities related to Gill Ranch were approximately $0.3 million, $0.1 million, and $0.2 million as of September 30, 2018, September 30, 2017, and December 31, 2017, respectively.

Other plant balances include long-lived assets associated with water operations and non-regulated activities.

Build-to-suit Assets
In October 2017, NW Natural entered into a 20-year operating lease agreement commencing in 2020 for the new headquarters location in Portland, Oregon. NW Natural's existing headquarters lease expires in 2020. The search and evaluation process focused on seismic preparedness, safety, reliability, least cost to customers, and a continued commitment to employees and the communities we serve. The lease was analyzed in consideration of build-to-suit lease accounting guidance, and we concluded that NW Natural is the accounting owner of the asset during construction. As a result, NW Natural recognized $16.0 million and $0.5 million in property, plant and equipment and an obligation in other non-current liabilities for the same amount in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively. In 2019, pursuant to the new lease standard issued by the FASB, NW Natural expects to de-recognize the associated build-to-suit asset and liability. See Note 14 in the 2017 Form 10-K.

11. GAS RESERVES

NW Natural has invested approximately $188 million through the gas reserves program in the Jonah Field located in Wyoming as of September 30, 2018. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for utility customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested approximately $178 million and the amended agreement with Jonah Energy LLC under which an approximate additional $10 million was invested.

The cost of gas, including a carrying cost for the rate base investment, is included in the annual Oregon PGA filing, which allows NW Natural to recover these costs through customer rates. The investment under the original agreement, less accumulated amortization and deferred taxes, earns a rate of return.

Gas produced from the additional wells is included in the Oregon PGA at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment.

The following table outlines net gas reserves investment:

	September 30,		December 31,
In thousands	2018	2017	2017
Gas reserves, current	$16,916	$16,218	$15,704
Gas reserves, non-current	170,391	171,318	171,832
Less: Accumulated amortization	99,835	83,442	87,779
Total gas reserves(1)	87,472	104,094	99,757
Less: Deferred taxes on gas reserves	19,377	29,298	22,712
Net investment in gas reserves	$68,095	$74,796	$77,045

(1)	The net investment in additional wells included in total gas reserves was $5.0 million, $6.0 million and $5.8 million at September 30, 2018 and 2017 and December 31, 2017, respectively.

The investment is included in the consolidated balance sheets under gas reserves with a maximum loss exposure limited to the investment balance.

12. INVESTMENTS

Investments in Gas Pipeline
Trail West Pipeline, LLC (TWP), a wholly-owned subsidiary of TWH, is pursuing the development of a new gas transmission pipeline that would provide an interconnection with NW Natural's utility distribution system. NWN Energy, then a wholly-owned subsidiary of NW Natural, owns 50% of TWH, and 50% is owned by TransCanada American Investments Ltd., an indirect wholly-owned subsidiary of TransCanada Corporation.

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with NW Natural's investment in TWP reported under equity method accounting. We have determined that NW Natural is not the primary beneficiary of TWH’s activities as it only has a 50% share of the entity, and there are no stipulations that allow a disproportionate influence over it. Investments in TWH and TWP are included in other investments in the balance sheet. If we do not develop this investment, the maximum loss exposure related to TWH is limited to the equity investment balance, less its share of any cash or other assets available as a 50% owner. The investment balance in TWH was $13.4 million at September 30, 2018 and 2017 and December 31, 2017. See Note 12 in the 2017 Form 10-K.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 12 in the 2017 Form 10-K.

13. BUSINESS COMBINATIONS

On September 13, 2018, NWN Water, then a wholly-owned subsidiary of NW Natural, completed the acquisition of Falls Water Co., Inc., a privately-owned water utility in the Pacific Northwest for preliminary non-cash consideration of $8.5 million, subject to closing adjustments, in the form of 125,000 shares of NW Natural common stock. Falls Water became a wholly-owned subsidiary of NWN Water and marked its first acquisition in the regulated water utility sector. This acquisition aligns with our water sector strategy as the acquisition provides NWN Water entry into Idaho, expands service area, and opens further opportunity for growth. Falls Water is based in Idaho Falls, Idaho and serves approximately 5,300 connections.

Through the purchase of all of the outstanding shares of Falls Water, NWN Water acquired the net assets and 100% control of Falls Water. We determined that the Falls Water acquisition met the criteria of a business combination, and as such performed a preliminary allocation of the consideration to the acquired assets and assumed liabilities based on their fair value as of the acquisition date, the majority of which was allocated to goodwill. The allocation is considered preliminary as we continue to evaluate working capital adjustments, certain tax positions, and goodwill. We do not expect any subsequent adjustments to be significant, and expect any such adjustments to be completed within the one-year measurement period. The acquisition costs were insignificant and were expensed as incurred. The results of Falls Water are not material to the consolidated financial results.

Preliminary goodwill of $6.6 million was recognized from this acquisition and is attributable to Falls Water's regulated service territory and experienced workforce as well as the strategic benefits expected from this high-growth service territory. NW Natural has included this goodwill in other for segment reporting purposes, and it is not deductible for income tax purposes. No intangible assets aside from goodwill were acquired.

We allocate goodwill to reporting units based on the expected benefit from the business combination. We perform an annual impairment assessment of goodwill at the reporting unit level, or more frequently if events and circumstances indicate that goodwill might be impaired. An impairment loss is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.

An impairment analysis has not been performed in the current year, since all goodwill was acquired in the Falls Water acquisition, which closed in the third quarter of 2018. We anticipate that an annual impairment assessment of goodwill will occur in the fourth quarter of each year, beginning in the fourth quarter of 2018.

14. DERIVATIVE INSTRUMENTS

NW Natural enters into financial derivative contracts to hedge a portion of the utility’s natural gas sales requirements. These contracts include swaps, options and combinations of option contracts. These derivative financial instruments are used to manage commodity price variability. A small portion of the derivative hedging strategy involves foreign currency exchange contracts.

NW Natural enters into these financial derivatives, up to prescribed limits, primarily to hedge price variability related to physical gas supply contracts as well as to hedge spot purchases of natural gas. The foreign currency forward contracts are used to hedge the fluctuation in foreign currency exchange rates for pipeline demand charges paid in Canadian dollars.

In the normal course of business, NW Natural also enters into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of utility customers. These contracts qualify for regulatory deferral accounting treatment.

NW Natural also enters into exchange contracts related to the third-party asset management of its gas portfolio, some of which are derivatives that do not qualify for hedge accounting or regulatory deferral, but are subject to NW Natural's regulatory sharing agreement. These derivatives are recognized in operating revenues, net of amounts shared with utility customers.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on derivative instruments:

	September 30,		December 31,
In thousands	2018	2017	2017
Natural gas (in therms):
Financial	513,850	521,080	429,100
Physical	760,925	750,650	520,268
Foreign exchange	$7,184	$6,933	$7,669

Purchased Gas Adjustment (PGA)
Derivatives entered into by the utility for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in weighted-average cost of gas in the PGA filing. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2017-18 and 2016-17 gas year with forecasted sales volumes hedged at 49% and 48% in financial swap and option contracts, and 26% and 27% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing, in September 2017, were included in the PGA for the 2017-18 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from derivative instruments:

	Three Months Ended September 30,
	2018		2017
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$4,473	$210	$(2,566)	$51
Operating revenues	(286)	—	28	—
Amounts deferred to regulatory accounts on balance sheet	(4,285)	(210)	2,548	(51)
Total gain (loss) in pre-tax earnings	$(98)	$—	$10	$—

	Nine Months Ended September 30,
	2018		2017
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$1,384	$—	$(19,081)	$275
Operating revenues	(122)	—	(1,249)	—
Amounts deferred to regulatory accounts on balance sheet	(1,305)	—	19,895	(275)
Total gain (loss) in pre-tax earnings	$(43)	$—	$(435)	$—

UNREALIZED GAIN/LOSS. NW Natural's outstanding derivative instruments related to regulated utility operations are deferred in accordance with regulatory accounting standards. The cost of foreign currency forward and natural gas derivative contracts are recognized immediately in the cost of gas; however, costs above or below the amount embedded in the current year PGA are subject to a regulatory deferral tariff and therefore, are recorded as a regulatory asset or liability.

REALIZED GAIN/LOSS. NW Natural realized net losses of $1.9 million and $15.6 million for the three and nine months ended September 30, 2018, respectively, from the settlement of natural gas financial derivative contracts. Whereas, net gains of $1.0 million were realized for the three and nine months ended September 30, 2017. Realized gains and losses are recorded in cost of gas, deferred through regulatory accounts, and amortized through customer rates in the following year.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by counterparties as of September 30, 2018 or 2017. NW Natural attempts to minimize the potential exposure to collateral calls by counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring us to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2018 or 2017. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized losses of $9.7 million at September 30, 2018, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$(2,587)	$(7,023)
Without Adequate Assurance Calls	—	—	—	(2,587)	(4,730)

NW Natural's financial derivative instruments are subject to master netting arrangements; however, they are presented on a gross basis in the consolidated balance sheets. NW Natural and its counterparties have the ability to set-off obligations to each other under specified circumstances. Such circumstances may include a defaulting party, a credit change due to a merger affecting either party, or any other termination event.

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $1.9 million and a liability of $10.1 million as of September 30, 2018, an asset of $3.3 million and a liability of $12.6 million as of September 30, 2017, and an asset of $2.9 million and a liability of $23.3 million as of December 31, 2017.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for natural gas purchases made on behalf of customers. See Note 13 in the 2017 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at September 30, 2018. Using significant other observable or Level 2 inputs, the net fair value was a liability of $8.1 million, $9.3 million, and $20.3 million as of September 30, 2018 and 2017, and December 31, 2017, respectively. No Level 3 inputs were used in our derivative valuations, and there were no transfers between Level 1 or Level 2 during the nine months ended September 30, 2018 and 2017. See Note 2 in the 2017 Form 10-K.

15. ENVIRONMENTAL MATTERS

NW Natural owns, or previously owned, properties that may require environmental remediation or action. NW Natural estimates the range of loss for environmental liabilities based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties (PRPs). When amounts are prudently expended related to site remediation, of those sites described herein, NW Natural has a recovery mechanism in place to collect 96.68% of remediation costs from Oregon customers, and is allowed to defer environmental remediation costs allocated to customers in Washington annually until they are reviewed for prudence at a subsequent proceeding.

These sites are subject to the remediation process prescribed by the Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality (ODEQ). The process begins with a remedial investigation (RI) to determine the nature and extent of contamination and then a risk assessment (RA) to establish whether the contamination at the site poses unacceptable risks to humans and the environment. Next, a feasibility study (FS) or an engineering evaluation/cost analysis (EE/CA) evaluates various remedial alternatives. It is at this point in the process when NW Natural is able to estimate a range of remediation costs and record a reasonable potential remediation liability, or make an adjustment to the existing liability. From this study, the regulatory agency selects a remedy and issues a Record of Decision (ROD). After a ROD is issued, NW Natural would seek to negotiate a consent decree or consent judgment for designing and implementing the remedy. NW Natural would have the ability to further refine estimates of remediation liabilities at that time.

Remediation may include treatment of contaminated media such as sediment, soil and groundwater, removal and disposal of media, institutional controls such as legal restrictions on future property use, or natural recovery. Following construction of the remedy, the EPA and ODEQ also have requirements for ongoing maintenance, monitoring and other post-remediation care that may continue for many years. Where appropriate and reasonably known, NW Natural will provide for these costs in the remediation liabilities described below.

Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, NW Natural may not be able to reasonably estimate the high end of the range of possible loss. In those cases, the nature of the possible loss has been disclosed, as has the fact that the high end of the range cannot be reasonably estimated where a range of potential loss is available. Unless there is an estimate within the range of possible losses that is more likely than other cost estimates within that range, NW Natural records the liability at the low end of this range. It is likely changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to the continued evaluation and clarification concerning responsibility, the complexity of environmental laws and regulations and the determination by regulators of remediation alternatives. In addition to remediation costs, NW Natural could also be subject to Natural Resource Damages (NRD) claims. NW Natural will assess the likelihood and probability of each claim and recognize a liability if deemed appropriate. Refer to "Other Portland Harbor" below.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in the balance sheet:

	Current Liabilities			Non-Current Liabilities
	September 30,		December 31,	September 30,		December 31,
In thousands	2018	2017	2017	2018	2017	2017
Portland Harbor site:
Gasco/Siltronic Sediments	$2,471	$860	$2,683	$44,410	$43,796	$45,346
Other Portland Harbor	1,392	1,379	1,949	3,540	3,618	4,163
Gasco/Siltronic Upland site	8,847	7,537	13,422	44,310	48,758	47,835
Central Service Center site	25	31	25	—	—	—
Front Street site	6,011	846	1,009	5,342	10,788	10,757
Oregon Steel Mills	—	—	—	179	179	179
Total	$18,746	$10,653	$19,088	$97,781	$107,139	$108,280

PORTLAND HARBOR SITE. The Portland Harbor is an EPA listed Superfund site that is approximately 10 miles long on the Willamette River and is adjacent to NW Natural's Gasco uplands site. NW Natural is one of over one hundred PRPs to the Superfund site. In January 2017, the EPA issued its Record of Decision, which selects the remedy for the clean-up of the

Portland Harbor site (Portland Harbor ROD). The Portland Harbor ROD estimates the present value total cost at approximately $1.05 billion with an accuracy between -30% and +50% of actual costs.

The potential liability is a portion of the costs of the remedy for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 PRPs. In addition, NW Natural is actively pursuing clarification and flexibility under the ROD in order to better understand its obligation under the clean-up. NW Natural is also participating in a non-binding allocation process with the other PRPs in an effort to resolve its potential liability. The Portland Harbor ROD does not provide any additional clarification around allocation of costs among PRPs and, as a result of issuance of the Portland Harbor ROD, NW Natural has not modified any of the recorded liabilities at this time.

NW Natural manages the liability related to the Superfund site as two distinct remediation projects, the Gasco/Siltronic Sediments and Other Portland Harbor projects.

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the clean-up range from $46.9 million to $350 million. NW Natural has recorded a liability of $46.9 million for the sediment clean-up, which reflects the low end of the range. At this time, NW Natural believes sediments at this site represent the largest portion of its liability related to the Portland Harbor site discussed above.

Other Portland Harbor. While NW Natural still believes liabilities associated with the Gasco/Siltronic sediments site represent its largest exposure, it does have other potential exposures associated with the Portland Harbor ROD, including NRD costs and harborwide clean-up costs (including downstream petroleum contamination), for which allocations among the PRPs have not yet been determined.

NW Natural and other parties have signed a cooperative agreement with the Portland Harbor Natural Resource Trustee council to participate in a phased NRD assessment to estimate liabilities to support an early restoration-based settlement of NRD claims. One member of this Trustee council, the Yakama Nation, withdrew from the council in 2009, and in 2017, filed suit against NW Natural and 29 other parties seeking remedial costs and NRD assessment costs associated with the Portland Harbor, set forth in the complaint. The complaint seeks recovery of alleged costs totaling $0.3 million in connection with the selection of a remedial action for the Portland Harbor as well as declaratory judgment for unspecified future remedial action costs and for costs to assess the injury, loss or destruction of natural resources resulting from the release of hazardous substances at and from the Portland Harbor site. The Yakama Nation has filed two amended complaints addressing certain pleading defects and dismissing the State of Oregon. NW Natural has recorded a liability for NRD claims which is at the low end of the range of the potential liability; the high end of the range cannot be reasonably estimated at this time. The NRD liability is not included in the aforementioned range of costs provided in the Portland Harbor ROD.

GASCO UPLANDS SITE. A predecessor of NW Natural, Portland Gas and Coke Company, owned a former gas manufacturing plant that was closed in 1958 (Gasco site) and is adjacent to the Portland Harbor site described above. The Gasco site has been under investigation by NW Natural for environmental contamination under the ODEQ Voluntary Clean-Up Program (VCP). It is not included in the range of remedial costs for the Portland Harbor site noted above. The Gasco site is managed in two parts, the uplands portion and the groundwater source control action.

NW Natural submitted a revised Remedial Investigation Report for the uplands to ODEQ in May 2007. In March 2015, ODEQ approved the RA, enabling commencement of work on the FS in 2016. NW Natural has recognized a liability for the remediation of the uplands portion of the site which is at the low end of the range of potential liability; the high end of the range cannot be reasonably estimated at this time.

In September 2013, NW Natural completed construction of a groundwater source control system, including a water treatment station, at the Gasco site. NW Natural has estimated the cost associated with the ongoing operation of the system and has recognized a liability which is at the low end of the range of potential cost. NW Natural cannot estimate the high end of the range at this time due to the uncertainty associated with the duration of running the water treatment station, which is highly dependent on the remedy determined for both the upland portion as well as the final remedy for Gasco sediment exposure.

OTHER SITES. In addition to those sites above, NW Natural has environmental exposures at three other sites: Central Service Center, Front Street and Oregon Steel Mills. NW Natural may have exposure at other sites that have not been identified at this time. Due to the uncertainty of the design of remediation, regulation, timing of the remediation and in the case of the Oregon Steel Mills site, pending litigation, liabilities for each of these sites have been recognized at their respective low end of the range of potential liability; the high end of the range could not be reasonably estimated at this time.

Central Service Center site. NW Natural is currently performing an environmental investigation of the property under ODEQ's Independent Cleanup Pathway. This site is on ODEQ's list of sites with confirmed releases of hazardous substances, and cleanup is necessary.

Front Street site. The Front Street site was the former location of a gas manufacturing plant NW Natural operated (the former Portland Gas Manufacturing site, or PGM). At ODEQ’s request, it conducted a sediment and source control investigation and provided findings to ODEQ. In December 2015, an FS on the former Portland Gas Manufacturing site was completed.

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. NW Natural revised the liability in the second quarter of 2017 to incorporate the estimated undiscounted cost of approximately $10.5 million for the selected remedy. Further, NW Natural has recognized an additional liability of $0.9 million for additional studies and design costs as well as regulatory oversight throughout the clean-up. NW Natural plans to complete the remedial design in 2018 or early 2019 and expects to construct the remedy during 2019.

Oregon Steel Mills site. Refer to the “Legal Proceedings,” below.

Site Remediation and Recovery Mechanism (SRRM)
NW Natural has an SRRM through which it tracks and has the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test, for those sites identified therein. See Note 15 in the 2017 Form 10-K for a description of the SRRM collection process.

The following table presents information regarding the total regulatory asset deferred:

	September 30,		December 31,
In thousands	2018	2017	2017
Deferred costs and interest (1)	$40,578	$52,888	$45,546
Accrued site liabilities (2)	116,150	117,388	126,950
Insurance proceeds and interest	(87,631)	(100,575)	(94,170)
Total regulatory asset deferral(1)	$69,097	$69,701	$78,326
Current regulatory assets(3)	5,633	6,362	6,198
Long-term regulatory assets(3)	63,464	63,339	72,128

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

(2)
Excludes 3.32% of the Front Street site liability, or $0.4 million in 2018 and $0.3 million in 2017, as the OPUC only allows recovery of 96.68% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers.

(3)
Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, a carrying charge related to deferred amounts will be determined in a future proceeding. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through utility rates, subject to an earnings test.

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

Under the 2015 Order, the OPUC stated they would revisit the deferral and amortization of future remediation expenses, as well as the treatment of remaining insurance proceeds three years from the original Order, or earlier if NW Natural gains greater certainty about future remediation costs, to consider whether adjustments to the mechanism may be appropriate. NW Natural filed an update with the OPUC in March 2018 and recommended no changes.

WASHINGTON DEFERRAL. In Washington, cost recovery and carrying charges on amounts deferred for costs associated with services provided to Washington customers will be determined in a future proceeding.

Legal Proceedings
NW Natural is subject to claims and litigation arising in the ordinary course of business. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter described below, NW Natural does not expect that the ultimate disposition of any of these matters will have a material effect on financial condition, results of operations or cash flows. See also Part II, Item 1, “Legal Proceedings".

OREGON STEEL MILLS SITE. See Note 15 in the 2017 Form 10-K.

For additional information regarding other commitments and contingencies, see Note 14 in the 2017 Form 10-K.

16. DISCONTINUED OPERATIONS

On June 20, 2018, NWN Gas Storage, then a wholly owned subsidiary of NW Natural, entered into a Purchase and Sale Agreement (the Agreement) that provides for the sale by NWN Gas Storage of all of the membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. Pacific Gas and Electric Company (PG&E) owns the remaining 25% interest in the Gill Ranch Gas Storage Facility.

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

NW Natural expects the transaction to close within 12 months of signing and in 2019. The closing of the transaction is subject to approval by the California Public Utilities Commission (CPUC) and other customary closing conditions. In July 2018, Gill Ranch filed an application with the CPUC for approval of this transaction.

As a result of NW Natural's strategic shift away from the California gas storage market and the significance of Gill Ranch's financial results in 2017, NW Natural has concluded that the pending sale of Gill Ranch qualifies as assets and liabilities held for sale and discontinued operations. As such, the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and discontinued operations liabilities, respectively, and, the results of Gill Ranch are presented separately, net of tax, as discontinued operations from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by Gill Ranch that may be reasonably segregated from the costs of continuing operations.

The following table presents the carrying amounts of the major components of Gill Ranch that are classified as discontinued operations assets and liabilities on the consolidated balance sheets:

	September 30,		December 31,
In thousands	2018	2017	2017
Assets:
Accounts receivable	$395	$1,520	$2,126
Inventories	661	415	396
Other current assets	107	171	535
Property, plant, and equipment	11,241	235,578	10,816
Less: Accumulated depreciation	7	31,551	—
Other non-current assets	247	51	1
Discontinued operations - current assets (1)	12,644	2,106	3,057
Discontinued operations - non-current assets (1)	—	204,078	10,817
Total discontinued operations assets	$12,644	$206,184	$13,874

Liabilities:
Accounts payable	$751	$353	$1,287
Other current liabilities	405	848	306
Other non-current liabilities	11,847	12,106	12,043
Discontinued operations - current liabilities (1)	13,003	1,201	1,593
Discontinued operations - non-current liabilities (1)	—	12,106	12,043
Total discontinued operations liabilities	$13,003	$13,307	$13,636

(1)	The total assets and liabilities of Gill Ranch are classified as current as of September 30, 2018 because it is probable that the sale will be completed within one year.

The following table presents the operating results of Gill Ranch, which was reported within the gas storage segment historically, and is presented net of tax on the consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2018	2017	2018	2017
Revenues	$748	$1,977	$2,831	$5,338
Expenses:
Operations and maintenance	1,549	1,248	4,139	5,169
Depreciation and amortization	106	1,131	324	3,394
Other expenses and interest	(24)	603	790	1,799
Total expenses	1,631	2,982	5,253	10,362
Loss from discontinued operations before income taxes	(883)	(1,005)	(2,422)	(5,024)
Income tax benefit	233	397	639	1,983
Loss from discontinued operations, net of tax	$(650)	$(608)	$(1,783)	$(3,041)

Loss from discontinued operations per share of common stock:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.11)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.11)

17. SUBSEQUENT EVENTS

Holding Company
On October 1, 2018, NW Holdings and NW Natural completed a reorganization into a holding company structure. NW Holdings is now the parent holding company of NW Natural, NWN Water, NWN Gas Storage and other subsidiaries previously held by NW Natural.

This reorganization was approved by NW Holdings’ and NW Natural’s boards of directors, the Oregon, Washington and California public utility commissions, and NW Natural’s shareholders prior to the reorganization.

As part of this reorganization, NW Natural shareholders automatically become shareholders of NW Holdings on a one-for-one share basis with the same number of shares and same relative ownership percentage as shareholders held immediately prior to the reorganization.

Credit Agreements
On October 2, 2018, NW Holdings entered into a $100.0 million credit agreement, with a feature that allows NW Holdings to request increases in the total commitment amount, up to a maximum of $150.0 million. The maturity date of the agreement is October 2, 2023. The credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million.

On October 2, 2018, NW Natural entered into a new multi-year credit agreement for unsecured revolving loans totaling $300.0 million, up to a maximum of $450.0 million, with a maturity date of October 2, 2023 and an available extension of commitments for two additional one-year periods, subject to lender approval (New Credit Agreement). The prior credit agreement was terminated upon the closing of this new agreement. The New Credit Agreement permits the issuance of letters of credit in an aggregate amount of up to $60.0 million.

The principal amount of borrowings under the credit agreements are due and payable on the maturity date. The credit agreements require NW Holdings and NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding.

The agreements also require NW Holdings and NW Natural to maintain credit ratings with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in the respective companies' senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies, provided, however that in the event NW Holdings does not have a credit rating, its debt rating will be determined by a formula using NW Natural's credit rating. A change in debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed.

Sunriver Agreement
On October 12, 2018, NWN Water of Oregon entered into, and NW Holdings guaranteed, an agreement with Sunriver Resort LP to acquire Sunriver Water, LLC and Sunriver Environmental, LLC (Sunriver Acquisition), which are a water utility and wastewater treatment company providing a current combined 9,400 connections at the Sunriver Resort community in Central Oregon.

The transaction is expected to close in the first half of 2019. The closing of the transaction is subject to approval by the Public Utility Commission of Oregon and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of Northwest Natural Gas Company’s (NW Natural) financial condition, including the principal factors that affect results of operations. The discussion refers to NW Natural's consolidated results from continuing operations for the three and nine months ended September 30, 2018 and 2017. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Natural's 2017 Annual Report on Form 10-K (2017 Form 10-K), taking into consideration the changes mentioned in Notes 1, 4 and 15, as reflected in Exhibit 99.1 to NW Natural's Current Report on Form 8-K (Form 8-K) filed on September 24, 2018.

As of September 30, 2018, the consolidated financial statements included NW Natural and its direct and indirect wholly-owned subsidiaries including:

•	NW Natural Energy, LLC (NWN Energy);

◦	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	Northwest Energy Corporation (Energy Corp);

◦	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NNG Financial Corporation (NNG Financial);

•	NW Natural Water Company, LLC (NWN Water);

◦	Falls Water Co., Inc. (Falls Water);

◦	Cascadia Water, LLC (Cascadia);

•	Northwest Natural Holding Company (NW Holdings); and

◦	NWN Merger Sub, Inc. (NWN Holdco Sub).
On October 1, 2018, we completed our holding company restructuring. NW Holdings and its subsidiaries, considered together, now hold all of the assets and have all of the liabilities that NW Natural and its subsidiaries had immediately prior to the restructuring. Each of NW Holdings' subsidiaries is a separate legal entity with its own assets and liabilities. NW Natural continues to hold all of the assets and liabilities it had immediately prior to the restructuring except that, as described herein, certain subsidiaries of NW Natural have been transferred to NW Holdings and are no longer subsidiaries of NW Natural and NW Natural's obligations under certain stock compensation plans have been assumed by NW Holdings.

The completion of the holding company restructuring has resulted in the following:

•	former holders of outstanding shares of NW Natural common stock hold shares of NW Holdings common stock;

•
NW Holdings owns all of the outstanding shares of NW Natural common stock, and NW Natural continues to own NWN Energy and its wholly owned subsidiary, NWN Gas Reserves, which comprise part of NW Natural's regulated gas utility business (Utility Subsidiaries);

•	all of the subsidiaries formerly owned by NW Natural, except the Utility Subsidiaries, are owned by NW Holdings;

•	the outstanding first mortgage bonds of NW Natural will continue to be obligations of NW Natural and will not be direct obligations of, or guaranteed by, NW Holdings; and

•
stock options, restricted stock units and similar securities issued under executive compensation and other employee benefit plans will be satisfied with an equal number of shares of NW Holdings common stock and the plans were modified to relate to NW Holdings common stock.

On October 10, 2018, NW Holdings formed three additional subsidiaries of NWN Water: NW Natural Water of Oregon, LLC., NW Natural Water of Washington, LLC., and NW Natural Water of Idaho, LLC. For additional information, see "Holding Company" below.

As of the filing date of this report, the company structure included NW Holdings and its direct and indirect wholly-owned subsidiaries including:

•	Northwest Natural Gas Company (NW Natural);

◦	Northwest Energy Corporation (Energy Corp);

•	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

◦	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

•	NW Natural Water Company, LLC (NWN Water);

◦	Falls Water Co., Inc. (Falls Water);

◦	Salmon Valley Water Company;

◦	Cascadia Water, LLC (Cascadia);

◦	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

◦	NW Natural Water of Washington, LLC; and

◦	NW Natural Water of Idaho, LLC.
We primarily operate in one reportable business segment, which is NW Natural's local gas distribution business and which is referred to as the utility segment. During the second quarter of 2018, we moved forward with long-term strategic plans, which include a shift away from the California gas storage business, by entering into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in Gill Ranch, subject to various regulatory approvals and closing conditions. As such, we reevaluated our reportable segments and concluded that the gas storage activities no longer meet the requirements of a reportable segment. NW Natural's ongoing, non-utility gas storage activities, which include the interstate storage and asset management activities at our Mist gas storage facility, are now reported as other. We also have our regulated water operations, other investments, and business activities not specifically related to our utility segment, which are aggregated and reported as other. We refer to NW Natural's local gas distribution business as the utility and all other activities as non-utility. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

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

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2018 Outlook" in the 2017 Form 10-K for more information. Current operational highlights include:

•	added over 12,500 customers during the past twelve months for a growth rate of 1.7% at September 30, 2018;

•	invested $158.8 million in the distribution system and facilities for growth, safety, and reliability;

•	resolved the majority of items in the Oregon general rate case with a revenue requirement increase of $23.4 million or 3.72% effective November 1, 2018; and

•
advanced our water strategy with plans to acquire water and wastewater businesses at the Sunriver Resort in Oregon, completed the acquisition of Falls Water Company in Idaho Falls, Idaho in the third quarter of 2018, and closed three other water acquisitions in the fourth quarter of 2018.

Key financial highlights include:

	Three Months Ended September 30,
	2018		2017		$
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income (loss) from continuing operations	$(11,144)	$(0.39)	$(7,887)	$(0.28)	$(3,257)
Loss from discontinued operations, net of tax	(650)	(0.02)	(608)	(0.02)	(42)
Consolidated net income (loss)	$(11,794)	$(0.41)	$(8,495)	$(0.30)	$(3,299)
Utility margin	$54,940		$52,532		$2,408

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Net loss from continuing operations increased $3.3 million primarily due to the following factors:

•	a $3.3 million increase in operations and maintenance expense largely from payroll and benefits due to additional headcount and general salary increases;

•
a $1.4 million decrease in income tax benefit due to the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period. See additional discussion regarding "TCJA Timing Variance" below; partially offset by,

•	a $2.4 million increase in utility margin driven by a change in the revenue deferral associated with the decrease in the federal tax rate and customer growth.

	Nine Months Ended September 30,
	2018		2017		$
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$30,528	$1.06	$37,585	$1.31	$(7,057)
Loss from discontinued operations, net of tax	(1,783)	(0.06)	(3,041)	(0.11)	1,258
Consolidated net income	$28,745	$1.00	$34,544	$1.20	$(5,799)
Utility margin	$257,402		$269,172		$(11,770)

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Net income from continuing operations decreased $7.1 million primarily due to the following factors:

•
a $11.8 million decrease in utility margin due to the regulatory revenue deferral of $7.0 million for the decline in tax rates during the interim period in 2018 before customer rates could be reset, as well as warmer than average weather in the current period compared to the prior period, partially offset by customer growth; and

•
a $8.4 million increase in operations and maintenance expense largely from payroll and benefits due to additional headcount and general salary increases as well as higher professional service costs; partially offset by

•
a $13.3 million decrease in income tax expense due to lower pre-tax income and the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period. See additional discussion regarding "TCJA Timing Variance" below.

TCJA Timing Variance
As previously reported, results during 2018 have been affected by a timing difference between the revenue deferral associated with tax reform and the effect on tax expense from the lower federal tax rate. For the first nine months of 2018, the deferral and tax benefit largely offset; however, there have been timing variances each quarter. In the first quarter of 2018, the utility segment benefited from this timing and that benefit reversed in the second and third quarters. As of November 1, 2018, Oregon rates have been reset and a revenue deferral for tax savings is no longer necessary. Therefore, we do not anticipate significant timing variances going forward.

HOLDING COMPANY

On October 1, 2018, NW Natural completed the formation of a holding company structure to best position itself to be able to respond to opportunities and risks in a manner that serves the best interests of its shareholders and customers. The structure involves placing a non-operating corporate entity over the existing consolidated structure, and “ring-fencing” NW Natural to insulate the gas utility from the operations of the holding company and its other direct and indirect subsidiaries. At the completion of the reorganization, NW Natural became a wholly-owned subsidiary of NW Holdings, with the NW Holdings common stock being listed and traded on the New York Stock Exchange. NW Natural common stock was converted into the same relative percentages of NW Holdings that each shareholder owned of NW Natural immediately prior to the reorganization. Our management continuously looks for growth opportunities that would build on core competencies and match the risk profile that NW Natural has and our shareholders seek. We believe a holding company structure is a more agile and efficient platform from which to pursue, finance and oversee new business growth opportunities, such as in the water sector. Following the formation of the holding company, NW Natural will continue to operate as a gas utility subject to the jurisdiction of the OPUC and the WUTC. The regulatory approvals for the formation of a holding company require NW Natural and NW Holdings to enter into and file an agreement with the OPUC and the WUTC, which includes a number of “ring-fencing” conditions. The ring-fencing conditions are designed to operate the gas utility conservatively and insulate the gas utility from risks associated with the operations of NW Holdings and its other direct and indirect subsidiaries that are not subsidiaries of NW Natural. For more information regarding the holding company structure and ring-fencing provisions, see Part I, Item 1A "Risk Factors" and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Holding Company” in NW Natural's 2017 Form 10-K.
DIVIDENDS

Dividend highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
Per common share	2018	2017	2018	2017	QTR Change	YTD Change
Dividends paid	$0.4725	$0.4700	$1.4175	$1.4100	$0.0025	$0.0075

In October 2018, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4750 per share, an increase from the prior quarter's NW Natural dividend. The dividend is payable on November 15, 2018, to shareholders of record on October 31, 2018, reflecting an annual indicated dividend rate of $1.90 per share.

RESULTS OF OPERATIONS

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in NW Natural's 2017 Form 10-K.

Regulation and Rates
UTILITY. NW Natural's utility business is subject to regulation by the OPUC, WUTC, and FERC with respect to, among other matters, rates and terms of service. The OPUC and WUTC also regulate the system of accounts and issuance of securities by NW Natural. In 2017, approximately 89% of NW Natural's utility gas customers were located in Oregon, with the remaining 11% in Washington. Earnings and cash flows from utility operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its utility-related costs, including operating expenses and investment costs in utility plant and other regulatory assets. See "Most Recent Completed General Rate Cases" below.

MIST GAS STORAGE. NW Natural's interstate storage activity at Mist is subject to regulation by the OPUC, WUTC, and FERC with respect to, among other matters, rates and terms of service. The OPUC also regulates the issuance of securities, system of accounts, and regulates intrastate storage services. The FERC regulates interstate storage services. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever we modify our FERC maximum rates.

In 2017, approximately 70% of storage revenues were derived from FERC, Oregon, and Washington regulated operations and approximately 30% from California operations.

OTHER. In June 2018, NW Natural entered into a Purchase and Sale Agreement for the sale of all of its ownership interests in Gill Ranch, a natural gas storage facility located near Fresno, California, which is subject to approval by the CPUC and other customary closing conditions. See Note 16 for more information.

Most Recent Completed General Rate Cases
OREGON. Effective November 1, 2012, the OPUC authorized rates to NW Natural customers based on an ROE of 9.5%, an overall rate of return of 7.78%, and a capital structure of 50% common equity and 50% long-term debt.

Effective November 1, 2018, the OPUC authorized rates to customers based on an ROE of 9.4%, an overall rate of return of 7.317%, and a capital structure of 50% common equity and 50% long-term debt. For additional information, see "Regulatory Proceeding Updates" below.

WASHINGTON. Effective January 1, 2009, the WUTC authorized rates to customers based on an ROE of 10.1% and an overall rate of return of 8.4% with a capital structure of 51% common equity, 5% short-term debt, and 44% long-term debt.

FERC. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. In December 2013, NW Natural filed a rate petition, which was approved in 2014, and allows for the maximum cost-based rates for its interstate gas storage services. These rates were effective January 1, 2014. In January 2018, various state parties filed a request with the FERC to adjust the revenue requirements of public utilities to reflect the recent reduction in the federal corporate income tax rate and other impacts resulting from the TCJA. In July 2018, the FERC issued an order finalizing its regulations regarding the effect of the TCJA. The new regulations required NW Natural to file a petition for rate approval or a cost and revenue study to reflect the new federal corporate income tax rate within thirty days of the rate effective date of our Oregon rate case. This is approximately the same timeframe when a new cost and revenue study would be required under FERC's pre-existing requirements. On October 12, 2018, NW Natural filed a rate petition with FERC for revised maximum cost-based rates, which incorporated the new federal corporate income tax rate. We expect minimal impact to our earnings from this filing.

NW Natural continuously monitors the utility and evaluates the need for rate cases in its jurisdictions. NW Natural is currently evaluating the need for a Washington rate case filing in late 2018 or early 2019.

Rate Mechanisms
During 2018, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2012 Rate Case	2018 Rate Case (effective 11/1/2018)	2009 Rate Case
Authorized Rate Structure:
ROE	9.5%	9.4%	10.1%
ROR	7.8%	7.3%	8.4%
Debt/Equity Ratio	50%/50%	50%/50%	49%/51%

Key Regulatory Mechanisms:
PGA	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
WARM	X	X
Environmental Cost Deferral	X	X	X
SRRM	X	X
Pension Balancing	X
Interstate Storage and Asset Management Sharing	X	X	X

PURCHASED GAS ADJUSTMENT. Rate changes are established for NW Natural each year under PGA mechanisms in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases. This includes gas costs under spot purchases as well as contract supplies, gas costs hedged with financial derivatives, gas costs from the withdrawal of storage inventories, the production of gas reserves, interstate pipeline demand costs, temporary rate adjustments, which amortize balances of deferred regulatory accounts, and the removal of temporary rate adjustments effective for the previous year.

Each year, NW Natural typically hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2017-18 gas year with its forecasted sales volumes hedged at 49% in financial swap and option contracts and 26% in physical gas supplies.

As of September 30, 2018, NW Natural also hedged in future gas years at approximately 66% for the 2018-19 gas year and between 2% and 17% for annual requirements over the subsequent five gas years. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by the utility.

In September 2018, NW Natural filed its annual PGA and received OPUC and WUTC approval in October 2018. PGA rate changes are effective November 1, 2018. Rates between states can vary due to different rate structures and mechanisms. In addition, as required with the Washington PGA filing, NW Natural provided the WUTC with a full strategy implementation plan to incorporate risk-responsive hedging strategies in its natural gas procurement process. NW Natural expects to begin implementing risk-responsive hedging strategies for the 2019-20 PGA. Also effective November 1 are a number of conditions under the agreement with the OPUC and the WUTC related to the formation of a holding company structure. One of the conditions is that, for three years, NW Natural will be required to provide an annual $500,000 credit to Oregon customers and a $55,000 credit to Washington customers. The first-year credit to both Oregon and Washington customers will be given in conjunction with the PGA filings, with the rate adjustments commencing on November 1, 2018.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2018-19 and 2017-18 gas year, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the utility is earning above its authorized ROE threshold. If utility earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then it retains all of its earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all of its earnings up to 100 basis points above the currently authorized ROE. For the 2016-17 and 2017-18 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2017, the ROE threshold was 10.66%. NW Natural filed the 2017 earnings test in May 2018, and it was approved by the Commission in July 2018. As a result, NW Natural was not subject to a customer refund adjustment for 2017.

GAS RESERVES. In 2011, the OPUC approved the Encana gas reserves transaction to provide long-term gas price protection for utility customers and determined the costs under the agreement would be recovered, on an ongoing basis, through NW Natural's annual PGA mechanism. Gas produced from NW Natural's interests is sold at then prevailing market prices, and revenues from such sales, net of associated operating and production costs and amortization, are included in NW Natural's cost of gas. The cost of gas, including a carrying cost for the rate base investment made under the original agreement, is included in NW Natural's annual Oregon PGA filing, which allows NW Natural to recover these costs through customer rates. NW Natural's net investment under the original agreement earns a rate of return.

In 2014, NW Natural amended the original gas reserves agreement in response to Encana's sale of its interest in the Jonah field located in Wyoming to Jonah Energy. Under the amended agreement with Jonah Energy, NW Natural has the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at NW Natural's amended proportionate working interest for each well in which it invests. Volumes produced from the additional wells drilled after the amended agreement are included in NW Natural's Oregon PGA at a fixed rate of $0.4725 per therm. NW Natural did not participate in additional wells during the nine months ended September 30, 2018.

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism covering all residential, small commercial and mid-size commercial sales customers. Decoupling is intended to break the link between utility earnings and the quantity of gas consumed by customers, removing any financial incentive by the utility to discourage customers’ efforts to conserve energy. The Oregon decoupling mechanism was reauthorized and the baseline expected usage per customer was set in the 2018 Oregon general rate case. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing. In Washington, customer use is not covered by such a tariff.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected in the PGA the following year. This weather normalization mechanism was reauthorized in the 2018 Oregon general rate case without an expiration date. Residential and commercial customers in

Oregon are allowed to opt out of the weather normalization mechanism, and as of September 30, 2018, 8% of total customers had opted out. NW Natural does not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Local Gas Distribution Utility Operations" below.

INDUSTRIAL TARIFFS. The OPUC and WUTC have approved tariffs covering utility service to NW Natural's major industrial customers, which are intended to give NW Natural certainty in the level of gas supplies it needs to acquire to serve this customer group. The approved terms include, among other things, an annual election period, special pricing provisions for out-of-cycle changes, and a requirement that industrial customers complete the term of their service election under NW Natural's annual PGA tariff.

ENVIRONMENTAL COST DEFERRAL AND SRRM. NW Natural has an SRRM through which it tracks and has the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test.

Under the SRRM collection process there are three types of deferred environmental remediation expense:

•
Pre-review - This class of costs represents remediation spend that has not yet been deemed prudent by the OPUC. Carrying costs on these remediation expenses are recorded at NW Natural's authorized cost of capital. NW Natural anticipates the prudence review for annual costs and approval of the earnings test prescribed by the OPUC to occur by the third quarter of the following year.

•
Post-review - This class of costs represents remediation spend that has been deemed prudent and allowed after applying the earnings test, but is not yet included in amortization. NW Natural earns a carrying cost on these amounts at a rate equal to the five-year treasury rate plus 100 basis points.

•
Amortization - This class of costs represents amounts included in current customer rates for collection and is generally calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $6.1 million, $7.4 million, and $10.0 million of deferred remediation expense approved by the OPUC for collection during the 2018-19, 2017-18 and 2016-17 PGA years, respectively.

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As NW Natural collects amounts from customers, it recognizes these collections as revenue and separately amortizes an equal and offsetting amount of its deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expense section of the Consolidated Statement of Comprehensive Income. For additional information, see Note 15 in NW Natural's 2017 Form 10-K.

The SRRM earnings test is an annual review of NW Natural's adjusted utility ROE compared to its authorized utility ROE. For 2018, the first ten months will be weighted at 9.5% and the last two months 9.4%, reflecting the ROE change from NW Natural's most recent rate case effective November 1, 2018. To apply the earnings test first NW Natural must determine what if any costs are subject to the test through the following calculation:

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

To the extent the utility earns at or below NW Natural's authorized ROE, the total amount transferred to post-review is recoverable through the SRRM. To the extent the utility earns more than its authorized ROE in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE.

NW Natural concluded there was no earnings test adjustment for 2017 based on the environmental earnings test that was submitted in May 2018 and approved by the Commission in July 2018.

The WUTC has also previously authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This Order was effective in January 2011 with cost recovery and carrying charges on the amount deferred for costs associated with services provided to Washington customers to be determined in a future proceeding. Annually, or more often if circumstances warrant, NW Natural reviews all regulatory assets for recoverability. If NW Natural should determine all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then it would be required to write-off the net unrecoverable balances against earnings in the period such a determination was made.

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. Prior to November 1, 2018, the OPUC permitted NW Natural to defer annual pension expenses above the amount set in rates, with recovery of these deferred amounts through a balancing account, which included the expectation of higher and lower pension expenses in future years. The recovery of these deferred balances included accrued interest on the account balance at the utility’s authorized rate of return.

On October 26, 2018, the OPUC issued an order in NW Natural's Oregon general rate case. This order freezes NW Natural's pension balancing account as of October 31, 2018 and beginning on November 1, 2018, permits NW Natural to recover the test year FAS 87 pension expense in base rates, resulting in an expected increase of approximately $8.1 million to NW Natural’s revenue requirement. NW Natural has implemented this order. The order directs NW Natural and other parties to the rate case to engage in further regulatory proceedings extending the Oregon general rate case to resolve open issues with respect to the recovery of the pension balancing account. The OPUC has ordered the parties to conclude these additional proceedings by February 1, 2019. For additional information, see "Regulatory Proceeding Updates—Oregon General Rate Case" below.

Pension expense deferrals, excluding interest, were $9.4 million and $4.5 million during the nine months ended September 30, 2018 and 2017, respectively.

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington utility customers as part of its regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage and asset management activities. Generally, amounts are credited to Oregon customers in June, while credits are given to customers in Washington through reductions in rates through the annual PGA filing in November.

In 2018, NW Natural received regulatory approval to refund an interstate storage credit of $11.7 million to its Oregon utility customers. Of this amount, $10.2 million was reflected in customers' June bills with the remainder to be credited to their bills in the third quarter. The 2017 interstate storage credit was approximately $11.7 million.

Regulatory Proceeding Updates
During 2018, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in NW Natural's 2017 Form 10-K.

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. NW Natural received an Order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-utility Mist storage services and third-party asset management services to utility customers. The Order required a third-party cost study to be performed. In 2017, a third-party consultant completed a cost study and their final report was filed with the OPUC in February 2018. The OPUC concluded on this matter in the Oregon general rate case proceeding. For additional information, see "Oregon General Rate Case" below.

HOLDING COMPANY APPLICATION. In February 2017, NW Natural filed applications with the OPUC, WUTC, and CPUC for approval to reorganize under a holding company structure. In 2017, the OPUC and WUTC approved NW Natural's applications subject to certain restrictions or "ring-fencing" provisions applicable to NW Natural, the entity that currently, and would continue to, house our utility operations. During the second quarter of 2018, NW Natural received approval from the CPUC. On October 1, 2018 we completed the reorganization to a holding company structure.

TAX REFORM DEFERRAL. In December 2017, NW Natural filed applications with the OPUC and WUTC to defer the overall net benefit associated with the TCJA that was enacted on December 22, 2017 with a January 1, 2018 effective date. Through the Oregon general rate case, the OPUC issued an order directing NW Natural and the other parties to the rate case to engage in further regulatory proceedings, including the extended general rate case, to resolve open issues with respect to the treatment of the 10-month deferral period of benefits associated with the TCJA. The OPUC has ordered the parties to conclude these additional proceedings by February 1, 2019. NW Natural expects these proceedings to also determine the appropriateness of NW Natural's remeasurement of the regulated utility historical excess deferred income taxes pursuant to TCJA and the return of those excess historical deferred income taxes to customers directly or by using them for the customers' benefit. NW Natural expects to work with the WUTC regarding the Washington deferral for the TCJA in a future regulatory or rate case filing and is currently deferring all amounts for the benefit of Washington customers.

WATER BUSINESS. Since we initiated our water strategy in December 2017, we have entered into the following agreements:

•
Salmon Valley Water Company — based in Welches, Oregon, NWN Water signed an agreement with this privately-owned water utility in December 2017 and received regulatory approval for the acquisition in September 2018. The transaction closed on November 1, 2018.

•
Falls Water Company — based in Idaho Falls, Idaho, NWN Water signed an agreement with this privately-owned water utility in December 2017. We received regulatory approval in July 2018 from the Idaho Commission and closed the transaction in September 2018.

•
Lehman Enterprises, Inc. and Sea View Water LLC — both based on Whidbey Island near Seattle, Washington, NWN Water signed an agreement with these two privately-owned water utilities in May 2018 and received regulatory approval from the WUTC in October 2018. These transactions closed on November 2, 2018.

•
Sunriver Water, LLC and Sunriver Environmental, LLC — both based in Central Oregon, Sunriver Water, LLC is a water utility and Sunriver Environmental, LLC is a wastewater treatment company. On October 12, 2018, NWN Water of Oregon entered into, and NW Holdings guaranteed, an agreement with Sunriver Resort LP to acquire these two entities, providing a current combined 9,400 connections at the Sunriver Resort community in Central Oregon. The transaction is expected to close in the first half of 2019. In October 2018, NWN Water of Oregon filed its application with the OPUC for these acquisitions and continues to work with the OPUC and anticipates receiving approvals in 2019. The closing of the transaction is subject to approval by the OPUC and other customary closing conditions.

These acquisitions described above will, upon the closing of the Sunriver transaction, represent approximately $67 million of aggregate investment.

OREGON GENERAL RATE CASE. On October 26, 2018, the OPUC issued an order regarding NW Natural's general rate case originally filed in December 2017 and approved the following items effective beginning November 1, 2018:

•
Annual revenue requirement increase of $23.4 million or 3.72% over NW Natural's revenue from existing rates, which includes approximately $12.1 million that would otherwise be recovered under the conservation tariff deferral;

•	Capital structure of 50% debt and 50% equity;

•	Return on equity of 9.4%;

•	Cost of capital of 7.317%;

•	Rate base of $1.186 billion, or an increase of $300 million since the last rate case in 2012;

•	Pension expenses will be recovered through rates with an increase of $8.1 million to revenue requirement; and

•	The sharing of asset management revenues related to utility pipeline and storage assets will be 90%/10% with 90% being credited to customers. Previously customers received 67% of these revenues.

The rate changes lowered residential customer rates by 2.1% in Oregon and 7.2% in Washington for the upcoming winter heating season from the combined effect of the PGA mechanism and the Oregon general rate case. The Order adopted two components of the Second Settlement and rejected the remainder. First, the Order freezes NW Natural’s pension balancing account as of October 31, 2018. Second, beginning on November 1, 2018, NW Natural is authorized to increase the amount of FAS 87 pension expense included in base rates by $8.1 million.

The Order directs NW Natural and the other parties to the rate case to engage in further regulatory proceedings extending the general rate case docket to resolve open issues with respect to the recovery of the pension balancing account, and treatment of the 10-month deferral period benefits associated with the TCJA. The OPUC has ordered the parties to conclude these additional proceedings by February 1, 2019. NW Natural expects these proceedings to also determine the appropriateness of NW Natural’s remeasurement of the regulated utility historical excess deferred income taxes pursuant to TCJA and the return of these excess historical deferred income taxes to customers directly or by using them for the customers’ benefit.

All the rate case changes were effective and implemented beginning November 1, 2018.

INTEGRATED RESOURCE PLAN (IRP). NW Natural files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural filed its 2018 Oregon and Washington IRPs on August 24, 2018 and anticipates acknowledgment from the OPUC and notice from the WUTC of the filings during the first quarter of 2019. The IRPs included analysis of different growth scenarios and corresponding resource acquisition strategies. This analysis is needed to develop supply and demand resource requirements, consider uncertainties in the planning process, and to establish a plan for providing reliable and low cost natural gas service.

DEPRECIATION STUDY. Under OPUC regulations, NW Natural is required to file a depreciation study every five years to update or justify maintaining the existing depreciation rates. In December 2016, NW Natural filed the required depreciation study with the Commission. In September 2017, the parties to the docket filed a settlement with the Commission requesting approval of updated depreciation rates negotiated with the parties. In January 2018, OPUC issued an order adopting the stipulation. A corresponding docket was filed and approved in Washington for the same depreciation rates. The new depreciation rates were effective and implemented as of November 1, 2018 for both Oregon and Washington customers. The depreciation rates included in the stipulation do not materially change NW Natural's current depreciation rates, and their incorporation into NW Natural's rate recovery mechanisms remove any material impact to financial results.

Business Segments - Local Gas Distribution Utility Operations
Utility margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns because a significant portion of utility margin is derived from natural gas sales to residential and commercial customers. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts utility margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in utility margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and NW Natural's utility’s earnings. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms" in NW Natural's 2017 Form 10-K.

Utility segment highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTR Change	YTD Change
Dollars and therms in thousands, except EPS data	2018	2017	2018	2017
Utility net income (loss)	$(11,983)	$(10,349)	$24,930	$31,980	$(1,634)	$(7,050)
EPS - utility segment	$(0.42)	$(0.36)	$0.86	$1.11	$(0.06)	$(0.25)
Gas sold and delivered (in therms)	162,098	163,621	786,444	865,903	(1,523)	(79,459)
Utility margin(1)	$54,940	$52,532	$257,402	$269,172	$2,408	$(11,770)
(1) See Utility Margin Table below for a reconciliation and additional detail.

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. The primary factors contributing to the $1.6 million, or $0.06 per share, increase in utility net loss were as follows:

•	a $2.4 million increase in operations and maintenance expense largely from payroll and benefits due to additional headcount and general salary increases;

•	a $1.1 million increase in depreciation expense as a result of higher utility plant balances; partially offset by

•	a $2.4 million increase in utility margin primarily due to:

•	a $2.2 million increase due to a change in the revenue deferral associated with the decrease in the federal tax rate; and

•	a $0.8 million increase from customer growth.

For the three months ended September 30, 2018, total utility volumes sold and delivered decreased 1% over the same period in 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. The primary factors contributing to the $7.1 million, or $0.25 per share, decrease in utility net income were as follows:

•	a $11.8 million decrease in utility margin due to:

•
a $7.0 million decrease due to a regulatory revenue deferral associated with the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period until customer rates can be reset to reflect the lower tax rate; partially offset by

•	a $3.2 million increase from customer growth.

•	The majority of the remaining decrease was due to 24% colder than average weather in the prior period compared to the current period.

•
a $6.1 million increase in operations and maintenance expense largely from payroll and benefits due to additional headcount and general salary increases as well as higher professional service costs; and

•	a $1.8 million net increase in other expenses and income primarily related to higher depreciation and property taxes; partially offset by

•	a $12.6 million decrease in income tax expense due to lower pre-tax income and the decline of the U.S. federal corporate income tax rate to 21% in 2018 compared to 35% in the prior period.

For the nine months ended September 30, 2018, total utility volumes sold and delivered decreased 9% over the same period in 2017 due to 11% warmer than average weather in 2018, compared to 24% colder than average weather in 2017.

Overall, the TCJA increased utility net income for the first nine months of 2018 by approximately $0.1 million as a result of a $5.2 million tax expense benefit substantially offset by the $5.1 million revenue deferral on an after-tax basis. Results during 2018 have been affected by a timing difference between the revenue deferral associated with tax reform and the tax expense benefit from the lower federal tax rate. For the first nine months of 2018, the deferral and tax benefit largely offset; however, there have been timing variances each quarter.

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

UTILITY MARGIN TABLE. The following table summarizes the composition of utility gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2018	2017	2018	2017	QTR Change	YTD Change
Utility volumes (therms):
Residential and commercial sales	57,368	54,557	439,024	495,949	2,811	(56,925)
Industrial sales and transportation	104,730	109,064	347,420	369,954	(4,334)	(22,534)
Total utility volumes sold and delivered	162,098	163,621	786,444	865,903	(1,523)	(79,459)
Utility operating revenues:
Residential and commercial sales	$68,768	$69,294	$420,878	$466,867	$(526)	$(45,989)
Industrial sales and transportation	12,780	13,488	43,572	47,182	(708)	(3,610)
Other revenues	3,529	606	(2,925)	3,149	2,923	(6,074)
Less: Revenue taxes(1)	—	2,262	—	13,251	2,262	13,251
Total utility operating revenues	85,077	81,126	461,525	503,947	3,951	(42,422)
Less: Cost of gas	25,593	27,239	175,864	223,855	1,646	47,991
Less: Environmental remediation expense	1,022	1,355	7,528	10,920	333	3,392
Less: Revenue taxes(1)	3,522	—	20,731	—	(3,522)	(20,731)
Utility margin	$54,940	$52,532	$257,402	$269,172	$2,408	$(11,770)
Utility margin:(2)
Residential and commercial sales	$44,069	$44,612	$236,559	$241,617	$(543)	$(5,058)
Industrial sales and transportation	7,283	7,272	22,625	23,529	11	(904)
Miscellaneous revenues	1,167	606	3,604	3,144	561	460
Gain (loss) from gas cost incentive sharing	80	102	1,088	940	(22)	148
Other margin adjustments(5)	2,341	(60)	(6,474)	(58)	2,401	(6,416)
Utility margin	$54,940	$52,532	$257,402	$269,172	$2,408	$(11,770)
Degree days(3)
Average(4)	10	10	1,637	1,637	—	—
Actual(6)	—	14	1,449	2,037	NM	(29)%
Percent colder (warmer) than average weather(6)	NM	NM	(11)%	24%

	As of September 30,
Customers - end of period:	2018	2017	Change	Growth
Residential customers	674,167	662,555	11,612	1.8%
Commercial customers	68,192	67,248	944	1.4%
Industrial customers	1,027	1,021	6	0.6%
Total number of customers	743,386	730,824	12,562	1.7%

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

(4)	Average weather represents the 25-year average of heating degree days, over the period 1986 - 2010, as determined in NW Natural's 2012 Oregon general rate case.

(5)
Other margin adjustments include the net reduction of the revenue deferral of $2.2 million for the three months ended September 30, 2018 and $7.0 million regulatory revenue deferral for the nine months ended September 30, 2018 associated with the decline of the U.S. federal corporate income tax rate.

(6)	NM indicates that the calculated value is not meaningful.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTR Change	YTD Change
In thousands	2018	2017	2018	2017
Volumes (therms):
Residential sales	30,758	29,308	269,643	307,655	1,450	(38,012)
Commercial sales	26,610	25,249	169,381	188,294	1,361	(18,913)
Total volumes	57,368	54,557	439,024	495,949	2,811	(56,925)
Operating revenues:
Residential sales	$43,119	$43,290	$279,350	$308,416	$(171)	$(29,066)
Commercial sales	25,649	26,004	141,528	158,451	(355)	(16,923)
Total operating revenues	$68,768	$69,294	$420,878	$466,867	$(526)	$(45,989)
Utility margin:
Residential:
Sales	$28,563	$28,628	$160,699	$178,998	$(65)	$(18,299)
Alternative revenue:
Weather normalization	—	1	2,985	(11,779)	(1)	14,764
Decoupling	824	1,187	(326)	54	(363)	(380)
Amortization of alternative revenue	133	—	1,184	—	133	1,184
Total residential utility margin	29,520	29,816	164,542	167,273	(296)	(2,731)
Commercial:
Sales	13,512	12,593	70,575	70,824	919	(249)
Alternative revenue:
Weather normalization	—	—	1,004	(4,511)	—	5,515
Decoupling	1,982	2,203	6,699	8,031	(221)	(1,332)
Amortization of alternative revenue	(945)	—	(6,261)	—	(945)	(6,261)
Total commercial utility margin	14,549	14,796	72,017	74,344	(247)	(2,327)
Total utility margin	$44,069	$44,612	$236,559	$241,617	$(543)	$(5,058)

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Residential and commercial utility margin decreased slightly reflecting lower contributions from NW Natural's gas reserve investments, which decreased due to regular amortization, partially offset by customer growth in both the residential and commercial sectors.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. The primary factor contributing to the $5.1 million decrease in residential and commercial utility margin is a decline in usage from colder than average weather in the prior period, and the effect on customers that opt out of NW Natural's weather normalization mechanism in Oregon and customers in Washington that do not have this mechanism. Partially offsetting this decline was higher customer growth.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTR Change	YTD Change
In thousands	2018	2017	2018	2017
Volumes (therms):
Industrial - firm sales	8,203	7,870	26,069	25,883	333	186
Industrial - firm transportation	34,846	33,826	118,590	121,452	1,020	(2,862)
Industrial - interruptible sales	9,871	10,207	37,851	40,388	(336)	(2,537)
Industrial - interruptible transportation	51,810	57,161	164,910	182,231	(5,351)	(17,321)
Total volumes	104,730	109,064	347,420	369,954	(4,334)	(22,534)
Utility margin:
Industrial - firm and interruptible sales	$2,921	$2,755	$8,626	$8,870	$166	$(244)
Industrial - firm and interruptible transportation	4,362	4,517	13,999	14,659	(155)	(660)
Industrial - sales and transportation	$7,283	$7,272	$22,625	$23,529	$11	$(904)

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Sales and transportation volumes decreased by 4.3 million therms, or 4%, with minimal impact to industrial margin as the volume of lower margin therms decreased.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Sales and transportation volumes decreased by 22.5 million therms, or 6%, and industrial utility margin decreased by $0.9 million due to warmer than average weather in 2018 compared to colder than average weather in 2017.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTR Change	YTD Change
Dollars and therms in thousands	2018	2017	2018	2017
Cost of gas	$25,593	$27,239	$175,864	$223,855	$(1,646)	$(47,991)
Volumes sold (therms)(1)	75,442	72,634	502,944	562,220	2,808	(59,276)
Average cost of gas (cents per therm)	$0.34	$0.38	$0.35	$0.40	$(0.04)	$(0.05)
Gain (loss) from gas cost incentive sharing(2)	$80	$102	$1,088	$940	$(22)	$148

(1)	This calculation excludes volumes delivered to industrial transportation customers.

(2)
For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2017 Form 10-K.

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Cost of gas decreased $1.6 million, or 6%, primarily due to an 11% decrease in average cost of gas due to lower natural gas prices, slightly offset by a 4% increase in volumes sold associated with customer growth.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Cost of gas decreased $48.0 million, or 21%, primarily due to a 13% decrease in average cost of gas from lower natural gas prices and an 11% decrease in volumes sold, partially offset by customer growth.

Other
During the second quarter of 2018, we reevaluated our reportable segments and concluded that the remaining gas storage activities no longer meet the requirements to be reported as a segment. The ongoing non-utility gas storage activity at Mist is now reported as other, and all prior periods presented reflect this change and the removal of our discontinued operation, Gill Ranch Storage.

Other primarily consists of our non-utility gas storage operations at Mist; asset management services using our utility and non-utility storage and transportation capacity; our appliance retail center operations; NNG Financial's investment in KB Pipeline; an equity investment in TWH, which has invested in the Trail West pipeline project; costs associated with our water sector strategy and holding company activities; our regulated water operations; and other non-utility investments and business development activities.

Other highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTR Change	YTD Change
In thousands, except EPS data	2018	2017	2018	2017
Other net income	$839	$2,462	$5,598	$5,605	$(1,623)	$(7)
EPS - other	$0.03	$0.09	$0.19	$0.20	$(0.06)	$(0.01)

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Other net income decreased $1.6 million primarily due to an increase in costs associated with business development activities, partially offset by increased income from our non-utility gas storage operations at Mist.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Other net income remained flat due to several offsetting factors including increased income from our non-utility gas storage operations at Mist offset by an increase in costs associated with business development activities.

See Note 4 and Note 12 for further details on other activities and the investment in TWH, respectively.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Operations and maintenance	$37,569	$34,267	$115,120	$106,710	$3,302	$8,410

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Operations and maintenance expense increased $3.3 million reflecting higher utility payroll and benefits due to additional headcount and general salary increases, as well as higher professional services.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Operations and maintenance expense increased $8.4 million reflecting higher utility payroll and benefits due to additional headcount and general salary increases, as well as higher professional services.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Depreciation and amortization	$21,485	$20,352	$63,507	$60,529	$1,133	$2,978

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Depreciation and amortization expense increased $1.1 million due to utility plant additions that included investments in NW Natural's natural gas transmission and distribution system, facility upgrades, and enhanced technology.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Depreciation and amortization expense increased $3.0 million due to utility plant additions that included investments in NW Natural's natural gas transmission and distribution system, facility upgrades, and enhanced technology.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Other income (expense), net	$(312)	$139	$(1,139)	$(624)	$(451)	$(515)

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. NW Natural's net income position in 2017 in Other income (expense), net switched to a net expense position in 2018 by $0.5 million primarily due to slightly higher overall expense activity and a decrease in regulatory interest income, partially offset by an increase in the equity portion of AFUDC.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. NW Natural's net expense position increased $0.5 million primarily due to an increase in higher overall expense activity and a $0.4 million decrease in regulatory interest income, partially offset by a $1.4 million increase in the equity portion of AFUDC.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Interest expense, net	$9,006	$9,208	$27,051	$28,311	$(202)	$(1,260)

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Interest expense, net decreased $0.2 million due to a $0.6 million increase in the debt portion of AFUDC, partially offset by a $0.4 million increase in interest expense from higher long-term debt balances as of September 30, 2018 compared to the prior period.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Interest expense, net decreased $1.3 million primarily due to a $1.9 million increase in the debt portion of AFUDC, partially offset by a $0.7 million increase in interest expense from higher long-term debt balances as of September 30, 2018 compared to the prior period.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017	QTR Change	YTD Change
Income tax expense (benefit)	$(4,285)	$(5,722)	$11,191	$24,456	$1,437	$(13,265)

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Income tax benefits decreased $1.4 million due to the lower tax benefit in loss periods from the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period and changes in pre-tax loss.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. Income tax expense decreased $13.3 million due to the benefit from the decline of the U.S. federal corporate income tax rate to 21% in 2018 from 35% in the prior period, as well as lower pre-tax income.

Pending sale of Gill Ranch Storage
On June 20, 2018, NWN Gas Storage, a wholly owned subsidiary of NW Holdings since October 1, 2018, entered into a Purchase and Sale Agreement (the Agreement) that provides for the sale by NWN Gas Storage of all of the membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. Pacific Gas and Electric Company (PG&E) owns the remaining 25% interest in the Gill Ranch Gas Storage Facility. NW Holdings expects the transaction to close within 12 months of signing and in 2019. The closing of the transaction is subject to approval by the CPUC and other customary closing conditions. In July 2018, Gill Ranch filed an application with the CPUC for approval of this transaction.

The results of Gill Ranch Storage have been determined to be discontinued operations and are presented separately, net of tax, from the results of continuing operations for all periods presented. See Note 16 for more information on the Agreement and the results of discontinued operations.

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
FINANCIAL CONDITION

Capital Structure
One of our long-term goals is to maintain a strong consolidated capital structure with a long-term target utility capital structure of 50% common stock and 50% long-term debt at NW Natural. When additional capital is required, debt or equity securities are issued depending on both the target capital structure and market conditions. These sources of capital are also used to fund long-term debt retirements and short-term commercial paper maturities. See "Liquidity and Capital Resources" below and Note 7.
Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access to capital markets at reasonable costs.

NW Natural's consolidated capital structure was as follows:

	September 30,		December 31,
	2018	2017	2017
Common stock equity	44.8%	52.1%	47.1%
Long-term debt	44.0	46.6	43.3
Short-term debt, including current maturities of long-term debt	11.2	1.3	9.6
Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources
At September 30, 2018, NW Natural had $30.0 million of cash and cash equivalents compared to $15.8 million at September 30, 2017. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. In addition, it may also pre-fund utility capital expenditures when long-term fixed rate environments are attractive. As a regulated entity, NW Natural's issuance of equity securities and most forms of debt securities are subject to approval by the OPUC and WUTC. However, its use of retained earnings is not subject to those same restrictions, and NW Natural Holdings is not subject to either of these restrictions. Effective October 1, 2018, under NW Natural's ring-fencing provisions, NW Natural is subject to certain dividend restrictions based on its credit rating and common equity levels.

NW Natural
For the utility segment, the short-term borrowing requirements typically peak during colder winter months when the utility borrows money to cover the lag between natural gas purchases and bill collections from customers. Short-term liquidity for the utility is primarily provided by cash balances, internal cash flow from operations, proceeds from the sale of commercial paper notes, as well as available cash from multi-year credit facilities, short-term credit facilities, Company-owned life insurance policies, the sale of long-term debt, and equity contributions from NW Natural's parent company NW Natural Holdings as of October 1, 2018. Utility long-term debt proceeds and equity contributions are primarily used to finance utility capital expenditures, refinance maturing debt of the utility, and provide temporary funding for other general corporate purposes of the utility.

Based on current debt ratings, NW Natural has been able to issue commercial paper and long-term debt at attractive rates and has not needed to borrow or issue letters of credit from its back-up credit facility. See "Credit Ratings" below. In the event NW Natural is not able to issue new debt due to adverse market conditions or other reasons, it expects that near-term liquidity needs can be met using internal cash flows or, for the utility segment, drawing upon its committed credit facility. NW Natural also has a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt, subject to market conditions and certain regulatory approvals, and for secured debt, the provisions of its mortgage.

In the event NW Natural's senior unsecured long-term debt ratings are downgraded, or its outstanding derivative position exceeds a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could result in exposure to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at September 30, 2018. However, if the credit risk-related contingent features underlying these contracts were triggered on September 30, 2018, assuming NW Natural's long-term debt ratings dropped to non-investment grade levels, it could have been required to post $7.0 million in collateral with counterparties. See "Credit Ratings" below and Note 14.

In October 2017, NW Natural entered into a 20-year operating lease agreement for the new headquarters location in Portland, Oregon. The existing headquarters lease expires in 2020, and payments under the new lease are expected to commence in 2020. Total estimated base rent payments over the life of the lease are approximately $160.0 million. NW Natural has the option to extend the term of the lease for two additional seven-year periods. See Note 10.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include pension contribution requirements, bonus depreciation, environmental expenditures, dividend policy, and off-balance sheet arrangements. For additional information, see Part II, Item 7 "Financial Condition" in NW Natural's 2017 Form 10-K.

Based on several factors, including NW Natural's current credit ratings, the commercial paper program, current cash reserves, committed credit facilities, and expected ability to issue anticipated amounts of long-term debt in the capital markets, NW Natural believes its liquidity is sufficient to meet anticipated near-term cash requirements, including all contractual obligations, investing, and financing activities discussed below.

SHORT-TERM DEBT. The primary sources of NW Natural short-term liquidity are the sale of commercial paper and bank loans. In addition to issuing commercial paper or bank loans to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund utility capital requirements. Commercial paper and bank loans are periodically refinanced through the sale of long-term debt or equity securities. When NW Natural has outstanding commercial paper, which is sold through two commercial banks under an issuing and paying agency agreement, it is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below.

At September 30, 2018, NW Natural had $100.5 million short-term debt outstanding due to the sale of commercial paper, compared to none outstanding at September 30, 2017. The weighted average interest rate on short-term debt outstanding at September 30, 2018 was 2.3%.

CREDIT AGREEMENTS. As of September 30, 2018, NW Natural had a $300.0 million credit agreement (Prior Credit Agreement), with a feature that allowed NW Natural to request increases in the total commitment amount, up to a maximum of $450.0 million. The maturity date of the agreement was December 20, 2019.

All lenders under the Prior Credit Agreement were major financial institutions with committed balances and investment grade credit ratings as of September 30, 2018 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$201
A/A1	99
Total	$300

In October 2018, NW Natural entered into a new multi-year credit agreement for unsecured revolving loans totaling $300.0 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $450.0 million, and with a maturity date of October 2, 2023 with an available extension of commitments for two additional one-year periods, subject to lender approval (New Credit Agreement). The Prior Credit Agreement was terminated upon the closing of the New Credit Agreement.

All lenders under the New Credit Agreement are major financial institutions with committed balances and investment grade credit as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
A/A1	—
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, we do not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The New Credit Agreement permits the issuance of letters of credit in an aggregate amount of up to $60.0 million. The principal amount of borrowings under the New Credit Agreement is due and payable on the maturity date. There were no outstanding balances under the Prior Credit Agreement at September 30, 2018 or 2017. The Prior Credit Agreement and New Credit Agreement require NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at September 30, 2018 and 2017, with consolidated indebtedness to total capitalization ratios of 55.2% and 47.9%, respectively.

The Prior Credit Agreement and New Credit Agreement also require NW Natural to maintain credit ratings with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in NW Natural's senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Natural's debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the New Credit Agreement are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. See "Credit Ratings" below.

CREDIT RATINGS. NW Natural's credit ratings are a factor of its liquidity, potentially affecting access to the capital markets including the commercial paper market. NW Natural's credit ratings also have an impact on the cost of funds and the need to post collateral under derivative contracts. The following table summarizes NW Natural's current credit ratings:

	S&P	Moody's
Commercial paper (short-term debt)	A-1	P-2
Senior secured (long-term debt)	AA-	A1
Senior unsecured (long-term debt)	n/a	A3
Corporate credit rating	A+	n/a
Ratings outlook	Stable	Negative

In January 2018, Moody's revised NW Natural's ratings outlook from "stable" to "negative". This revision was a result of their view of the potential negative impact that the TCJA could have on NW Natural's regulated utility cash flow metrics. An increase in cash taxes in the near term as a result of the elimination of bonus depreciation on regulated utilities is expected. However, NW Natural expects to see a net increase in cash flows as a result of the TCJA over the longer term, as taxes are a pass through to customers and lower deferred tax liabilities are expected to increase regulatory returns.

The above credit ratings are dependent upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of or reference to these credit ratings is not a recommendation to buy, sell or hold NW Natural securities. Each rating should be evaluated independently of any other rating.

LONG-TERM DEBT. NW Natural retired $22.0 million of FMBs with a coupon rate of 6.60% in March 2018 and issued $50.0 million of FMBs with a coupon rate of 4.11% in September 2018. No other debt was retired or issued in the nine months ended September 30, 2018. Over the next twelve months, $75.0 million of FMBs with a coupon rate of 1.545% will mature in December 2018 and $10.0 million of FMBs with a coupon rate of 8.310% will mature in September 2019.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in NW Natural's 2017 Form 10-K for long-term debt maturing over the next five years.

NW Holdings
CREDIT AGREEMENTS. On October 2, 2018, NW Holdings entered into a $100.0 million credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $150.0 million. The maturity date of the agreement is October 2, 2023.

The credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding.

The agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed.

NW Holdings does not currently maintain credit ratings with S&P or Moody's.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Nine Months Ended September 30,
In thousands	2018	2017	YTD Change
Cash provided by operating activities	$158,529	$192,856	$(34,327)

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. The significant factors contributing to the $34.3 million decrease in cash flows provided by operating activities were as follows:

•	a net decrease of $0.5 million from changes in working capital related to receivables, inventories, and accounts payable reflecting warmer than average weather in 2018 compared to the prior period;

•	a decrease of $11.0 million in cash flow benefits from changes in deferred gas cost balances primarily due to lower volumes from warmer weather in 2018 compared to the prior year; and

•	an increase of $10.4 million of cash outflow due to $22.0 million of income taxes paid in 2018 compared to $11.6 million in the prior period;

During the nine months ended September 30, 2018, NW Natural contributed $11.7 million to its utility's qualified defined benefit pension plan, compared to $15.4 million for the same period in 2017. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 8.

Bonus depreciation of 50% was available for federal and Oregon purposes for most of 2017, which reduced taxable income and provided cash flow benefits. As a result of the TCJA, bonus depreciation was eliminated for property acquired after September 27, 2017. Accordingly, we do not anticipate similar cash flow benefits related to bonus depreciation in the future.

NW Natural has lease and purchase commitments relating to its operating activities that are financed with cash flows from operations. For additional information, see Part II, Item 7 "Financial Condition—Contractual Obligations" and Note 14 in NW Natural's 2017 Form 10-K.

Investing Activities
Investing activity highlights include:

	Nine Months Ended September 30,
In thousands	2018	2017	YTD Change
Total cash used in investing activities	$(161,075)	$(146,572)	$(14,503)
Capital expenditures supporting continuing operations	(158,795)	(145,274)	(13,521)

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. The $14.5 million increase in cash used in investing activities was primarily due to higher capital expenditures primarily related to system reinforcement and customer growth.

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

•
$20 to $30 million of additional investments in 2018 for the North Mist gas storage facility expansion, with a total estimated cost of $144 million for the project and a target in-service date of March 31, 2019.

Most of the required funds for these investments are expected to be internally generated over the five-year period, with short-term and long-term debt, and equity providing liquidity.

NW Natural's 2018 utility capital expenditures are estimated to be between $190 and $220 million. This range includes $20 to $30 million for the construction of the North Mist gas storage facility expansion. NW Natural expects to invest less than $5 million in non-utility capital investments for gas storage and other activities in 2018. Additional spend for gas storage and other investments during or after 2018 are expected to be paid from working capital and additional equity contributions from NW Natural as needed.

Financing Activities
Financing activity highlights include:

	Nine Months Ended September 30,
In thousands	2018	2017	YTD Change
Total cash provided by (used in) financing activities	$29,039	$(34,025)	$63,064
Change in short-term debt	46,300	(53,300)	99,600
Change in long-term debt	28,000	60,000	(32,000)

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017. The $63.1 million increase in cash provided by financing activities was primarily due to lower repayments of $99.6 million of short-term debt compared to the prior period, as well as lower repayments of $18.0 million of long-term debt compared to the prior period, partially offset by a $50.0 million decrease in proceeds from long-term debt compared to the prior period.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in NW Natural's 2017 Form 10-K. At September 30, 2018, NW Natural's total estimated liability related to environmental sites is $116.5 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in NW Natural's 2017 Form 10-K and Note 15.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the financial statements in accordance with GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures in the financial statements. Management considers critical accounting policies to be those which are most important to the representation of financial condition and results of operations and which require management’s most difficult and subjective or complex judgments, including accounting estimates that could result in materially different amounts if we reported under different conditions or used different assumptions. NW Natural's most critical estimates and judgments include accounting for:

•	regulatory accounting;

•	revenue recognition;

•	derivative instruments and hedging activities;

•	pensions and postretirement benefits;

•	income taxes;

•	environmental contingencies;

•	business combinations; and

•	impairment of long-lived assets.

There have been no material changes to the information provided in the 2017 Form 10-K with respect to the application of critical accounting policies and estimates other than those incorporated in Note 5, Note 13, and Note 16 relating to revenue, business combinations and goodwill, and discontinued operations, respectively. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2017 Form 10-K.

Management has discussed its current estimates and judgments used in the application of critical accounting policies with the Audit Committee of the Board. Within the context of critical accounting policies and estimates, management is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. For a description of recent accounting pronouncements that could have an impact on financial condition, results of operations or cash flows, see Note 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Natural is exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk, and weather risk. Management monitors and manages these financial exposures as an integral part of our overall risk management program. No material changes have occurred related to our disclosures about market risk for the nine months ended September 30, 2018. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2017 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of NW Natural and NW Holdings, under the supervision and with the participation of their Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of NW Natural and NW Holdings have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of NW Natural and NW Holdings were effective to ensure that information required to be disclosed by them and included in their reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of NW Natural and NW Holdings, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

The management of NW Natural and NW Holdings is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, their internal control over financial reporting. The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 15 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in the 2017 Form 10-K, we have only routine nonmaterial litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in the 2017 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Natural's equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
07/01/18-07/31/18	—	$—	—	—
08/01/18-08/31/18	126,225	63.62	—	—
09/01/18-09/30/18	—	—	—	—
Total	126,225	63.62	2,124,528	$16,732,648

(1)
During the quarter ended September 30, 2018, no shares of NW Natural's common stock were purchased on the open market to meet the requirements of NW Natural's Dividend Reinvestment and Direct Stock Purchase Plan. However, 1,225 shares of NW Natural's common stock were purchased on the open market to meet the requirements of NW Natural's share-based programs. During the quarter ended September 30, 2018, no shares of NW Natural's common stock were accepted as payment for stock option exercises pursuant to NW Natural's Restated Stock Option Plan. An additional 125,000 shares were purchased on the open market to complete the acquisition of Falls Water Co., Inc.

(2)
During the quarter ended September 30, 2018, no shares of NW Natural's common stock were repurchased pursuant to NW Natural's Board-Approved share repurchase program. In May 2018, we received Board Approval to extend the repurchase program, however this program terminated as to NW Natural, but was approved as to NW Holdings as of October 1, 2018. NW Holdings' Board extended this repurchase program through May 31, 2019. For more information on this program, refer to Note 5 in NW Natural's 2017 Form 10-K.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2018

Exhibit Index
Exhibit Number	Document
4.1
Twenty-third supplemental indenture, providing for, among other things, First Mortgage Bonds, 4.11% Series due 2048, dated as of September 1, 2018, by and between Northwest Natural Gas Company and Deutsche Bank Trust Company-Americas (incorporated by reference to Exhibit 4(a) to Form 8-K filed with the SEC on September 10, 2018, File No. 1-15473)

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from Northwest Natural Gas Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	November 6, 2018
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	November 6, 2018
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller